Form 10-Q
period 1993-11-30
TEXAS INDUSTRIES INC
filed 1994-01-13
CIK 97472

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



(Mark One)


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                 NOVEMBER 30, 1993
                              --------------------------------------------------
/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.


For the transition period from_____________________to______________________

                              _____________________________________________



For Quarter Ended   NOVEMBER 30, 1993      Commission file number   1-4887
                  --------------------                           -------------

                             TEXAS INDUSTRIES, INC.
          -------------------------------------------------------------
             (Exact name of registrant as specified in the charter)

                     DELAWARE                             75-0832210
   ----------------------------------------------   -------------------------
           (State or other jurisdiction of            (IRS Employer ID No.)
           incorporation or organization)

             7610 STEMMONS FREEWAY, #200
             DALLAS, TX                                       75247
   -----------------------------------------------  -------------------------
      (Address of principal executive offices)              Zip Code


(Registrant's telephone number, including area code)      (214)647-6700
                                                    -------------------------



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                              -----     ------
11,017,214 Shares of Common Stock, Par Value $1.00, outstanding at January 7, 1994.

                                      INDEX

                     TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION                                              Page

Item 1. Financial Statements

        Consolidated Balance Sheets -- November 30, 1993
         and May 31, 1993   . . . . . . . . . . . . . . . . . . . . . . . . . 3

        Consolidated Statements of Income -- three months ended
         and six months ended November 30, 1993 and November 30, 1992   . . . 4

        Consolidated Statements of Cash Flows -- six months
         ended November 30, 1993 and November 30, 1992  . . . . . . . . . . . 5

        Notes to Consolidated Financial Statements -- November 30, 1993  . .  6

        Independent Accountants' Review Report   . . . . . . . . . . . . .   10

Item 2. Management's Discussion and Analysis of
          Operating Results and Financial Condition  . . . . . . . . . . .   11

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders  . . . . . . .   13

Item 6. Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . .   13

SIGNATURES
- ----------

                              (Unaudited)
                      CONSOLIDATED BALANCE SHEETS
                TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


                                              November 30,     May 31,
                                                 1993           1993
                                                 ----           ----
                                                    In thousands
        ASSETS
CURRENT ASSETS
 Cash and temporary investments               $  19,208      $  33,089
 Notes and accounts receivable                   80,239         76,711
 Inventories                                    115,956        117,987
 Prepaid expenses                                35,935         32,745
                                              ---------      ---------
        TOTAL CURRENT ASSETS                    251,338        260,532


OTHER ASSETS
 Real estate and other investments               30,131         30,188
 Goodwill                                        74,075         75,234
 Commissioning costs and other assets            25,425         25,788
                                              ---------      ---------
                                                129,631        131,210

PROPERTY, PLANT AND EQUIPMENT
 Land and land improvements                      88,042         86,697
 Buildings                                       51,590         51,533
 Machinery and equipment                        726,247        720,526
                                              ---------      ---------
                                                865,879        858,756
 Less allowances for depreciation               511,336        493,198
                                              ---------      ---------
                                                354,543        365,558
                                              ---------      ---------
                                              $ 735,512      $ 757,300
                                              ---------      ---------
                                              ---------      ---------

        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Trade accounts payable                       $  47,664      $  48,662
 Accrued interest, wages and other items         28,225         29,668
 Current portion of long-term debt               24,542         22,794
                                              ---------      ---------
        TOTAL CURRENT LIABILITIES               100,431        101,124

LONG-TERM DEBT                                  237,718        267,243

DEFERRED FEDERAL INCOME TAXES AND OTHER
  CREDITS                                        73,552         71,313

MINORITY INTEREST                                35,260         35,109

STOCKHOLDERS' EQUITY
 Preferred stock                                    598            598
 Common stock, $1 par value                      11,100         11,100
 Capital surplus                                220,876        220,776
 Earned surplus                                  58,812         52,933
 Cost of common shares in treasury            (   2,835)     (   2,896)
                                              ---------      ---------
                                                288,551        282,511
                                              ---------      ---------
                                              $ 735,512      $ 757,300
                                              ---------      ---------
                                              ---------      ---------


See notes to consolidated financial statements.

                              (Unaudited)
                   CONSOLIDATED STATEMENTS OF INCOME
                TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


                                                       Three months ended            Six months ended
                                                          November 30,                  November 30,
                                                      1993           1992           1993           1992
                                                      ----           ----           ----           ----
                                                                In thousands except per share
NET SALES                                          $ 173,123      $ 153,411      $ 341,871      $ 308,917

COSTS AND EXPENSES (INCOME)
  Cost of products sold                              147,470        135,260        291,761        275,337
  Selling, administrative and general                 10,700         10,325         24,247         20,539
  Interest                                             6,932          8,254         14,865         16,551
  Other income                                      (  1,507)      (  1,034)      (  3,221)      (  1,983)
                                                    --------       --------       --------       --------
                                                     163,595        152,805        327,652        310,444
                                                    --------       --------       --------       --------
INCOME (LOSS) BEFORE THE FOLLOWING ITEMS               9,528            606         14,219       (  1,527)

INCOME TAXES
  Current period provision (benefit)                   3,097            215          4,580       (    534)
  Change in statutory federal tax rate                    --             --          1,949             --
                                                    --------       --------       --------       --------
                                                       3,097            215          6,529       (    534)

Minority interest in Chaparral                      (    846)      (    127)      (    679)           314
                                                    --------       --------       --------       --------

                        NET INCOME (LOSS)          $   5,585      $     264      $   7,011      $(    679)
                                                    --------       --------       --------       --------
                                                    --------       --------       --------       --------


Average common shares                                 11,098         11,066         11,092         11,072


Net income (loss) per common share                 $     .51      $     .03      $     .64      $(    .05)
                                                    --------       --------       --------       --------
                                                    --------       --------       --------       --------


Cash dividends                                     $     .05      $     .05      $     .10      $     .10
                                                    --------       --------       --------       --------
                                                    --------       --------       --------       --------


See notes to consolidated financial statements.

                              (Unaudited)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


                                                         Six months ended
                                                           November 30,
                                                       1993           1992
                                                       ----           ----
                                                           In thousands
OPERATING ACTIVITIES
  Net income (loss)                                  $ 7,011       $(   679)
  Gain on disposal of assets                         ( 1,059)       (   128)
  Non-cash items:
    Depreciation, depletion and amortization          24,529         25,244
    Deferred taxes                                     2,105        ( 2,082)
    Undistributed minority interest                      151        (   882)
    Other - net                                        1,385        (   415)
  Changes in operating assets and liabilities
    Notes and accounts receivable                    ( 3,972)         6,850
    Inventories and prepaid expenses                 ( 1,930)         3,682
    Accounts payable and accrued liabilities         ( 2,441)       ( 1,163)
    Real estate and investments                          501            229
                                                     -------        -------
      Net cash provided by operations                 26,280         30,656

INVESTING ACTIVITIES
  Capital expenditures                               (10,913)       ( 8,357)
  Proceeds from disposition of assets                  1,127            229
  Proceeds from temporary investments                  2,689          2,691
  Cash surrender value - insurance                   (   181)         6,034
  Other - net                                        (   423)         1,082
                                                     -------        -------
      Net cash (used) provided by investing          ( 7,701)         1,679

FINANCING ACTIVITIES
  Proceeds of long-term borrowing                     50,517            --
  Debt retirements                                   (77,766)       (11,406)
  Dividends paid                                     ( 1,117)       ( 1,112)
  Other - net                                        ( 1,416)           173
                                                     -------        -------
      Net cash used by financing                     (29,782)       (12,345)
                                                     -------        -------
(Decrease) increase in cash                          (11,203)        19,990

Cash at beginning of period                           26,756         14,132
                                                     -------        -------
Cash at end of period                                 15,553         34,122
Temporary investments                                  3,655          3,837
                                                     -------        -------
                                                     -------        -------
Cash and temporary investments at end of period      $19,208        $37,959
                                                     -------        -------
                                                     -------        -------


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended November 30, 1993, are not necessarily indicative of the results that may be expected for the year ended May 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1993.

      The consolidated financial statements include the accounts of Texas Industries, Inc. (the Company) and all subsidiaries. The minority interest represents the 19.1% separate public ownership of Chaparral Steel Company (Chaparral).

      Property, plant and equipment is recorded at cost. Provisions for depreciation are computed generally using the straight-line method. Provisions for depletion of mineral deposits are computed on the basis of the estimated quantity of recoverable raw materials. Amortization of commissioning costs associated with Chaparral's large beam mill is computed on a straight-line basis over a five-year period. Investment tax credit is accounted for using the flow-through method.

      For cash flow purposes, temporary investments, which have maturities of less than 90 days when purchased, are considered cash equivalents. Temporary investments of $3.7 million at November 30, 1993 and $6.3 million at May 31, 1993 which are included in cash on the balance sheets, exceed 90 day maturity.

      Earnings per share are computed by deducting preferred dividends from net income and adjusting for amortization of additional goodwill in connection with the contingent payment for the acquisition of Chaparral, then dividing this amount by the weighted average number of common shares outstanding during the period, including common stock equivalents.

      Goodwill on the balance sheet is presented net of accumulated amortization of $8,735,000 at November 30, 1993 and $7,576,000 at May 31, 1993.

      The Company has no postretirement health benefits and, therefore, realizes no effect from recent accounting requirements under Statement of Financial Accounting Standards 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" (SFAS 106).

WORKING CAPITAL

      Working capital totaled $150.9 million at November 30, 1993, compared to $159.4 million at May 31, 1993.

      Notes and accounts receivable of $80.2 million at November, compared with $76.7 million at May, are presented net of allowances for doubtful receivables of $4.3 million at November and $4.2 million at May.

Inventories are as follows


                                            November               May
                                            --------               ---
                                                   In thousands
  Finished products                        $  56,785           $  54,049
  Work in process                             18,445              21,279
  Raw materials and supplies                  40,726              42,659
                                           ---------           ---------
                                           $ 115,956           $ 117,987
                                           ---------           ---------
                                           ---------           ---------


      Inventories are stated at cost (not in excess of market) generally using the last-in, first-out method (LIFO). If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $8.9 million at November and $6.6 million at May.

COMMISSIONING COSTS

      Chaparral began the commissioning of the large beam mill in February 1991. Certain costs of the facility, consistent with past accounting practice, were being capitalized until the facility was substantially complete and ready for its intended use in the February 1992 quarter. A total of $15.1 million in costs have been capitalized. During the six months ended November 30, 1993, $1.5 million was expensed based on a five-year straight-line amortization.
Total accumulated amortization is $5.5 million.

LONG-TERM DEBT

      Annual maturities of long-term debt for each of the five succeeding years are $24.5, $39.4, $34.2, $34.0, and $20.5 million. Long-term debt is comprised of the following:


                                                          November       May
                                                          --------       ---
                                                              In thousands
Secured Debt:
 $71 million Senior notes due through 1999,
   interest rate at 2% over LIBOR                         $ 50,000   $      --
 First mortgage notes of Chaparral, due through
   1995, interest rates 37% at 10.2% and 63% at up
   to 2% over LIBOR                                         11,508      15,759
 First mortgage notes of Chaparral due
   through 2001, interest rate 14.2%                        30,687      30,687
 Purchase money obligations, maturing through 1999,
      interest rates from 7% to 11.5%                        4,205       3,867
Unsecured Debt:
 9-3/4% Senior notes due through 2000                       21,000      24,000
 Senior notes of Chaparral, due through 2004,
   interest rates to 10.85%                                 80,000      80,000
 Senior notes, due through 1994, interest rate at
   5/8% over CD rate                                            --      18,750
 12-7/8% Subordinated debentures, due 1995, effective
   rate 13%, less unamortized discount                          --      49,924
 9% Convertible subordinated debentures, due 2008           49,965      49,965
 Pollution control bonds, due through 2007, interest
   rates from 4.5% to 10%                                   12,039      12,719
 Other, maturing through 2005, interest rates
   from 7.5% to 10%                                          2,856       4,366
                                                          --------    --------
                                                           262,260     290,037
Less current maturities                                     24,542      22,794
                                                          --------    --------
                                                          $237,718    $267,243
                                                          --------    --------
                                                          --------    --------


      The Company has available a bank line of credit of $25 million of which $5.5 million has been utilized to support letters of credit. This line is due to expire in November 1996. Commitment fees at an annual rate of 1/2 of 1% are paid on the unused portion of this line.

      Chaparral has available bank lines of credit of $20 million which are due to expire in January 1994, if not renewed. Commitment fees at an annual rate of 3/8 of 1% are paid on the unused portions of these lines.

      The loan agreements contain covenants which provide for minimum cash flows and working capital, restrictions on purchases of treasury stock, payment of dividends on common stock, limitations on incurring certain indebtedness and making certain investments. Under the most restrictive of these agreements, the aggregate amount of annual cash dividends on common stock is limited based on the ratio, excluding Chaparral, of earnings before interest, taxes, depreciation and amortization plus dividends from Chaparral to fixed charges. Chaparral loan agreements also restrict dividends and advances to its shareholders, including the Parent Company, to $31.9 million as of November 30, 1993. The Company and Chaparral are in compliance with all loan covenant restrictions.

      Property, plant and equipment, principally Chaparral's, carried at a net amount of approximately $259.4 million at November 30, 1993 is mortgaged as collateral for $46.4 million of secured debt. The Company's Chaparral stock is pledged as security for the $71 million Senior note and $25 million bank line of credit.

      The 9% convertible subordinated debentures are subject to anti-dilution provisions and are convertible using a value of $32.74 per share. The debentures are redeemable by the Company at par.

      The amount of interest paid for the six months presented was $18.5 million in 1993 and $18.0 million in 1992.


STOCKHOLDERS' EQUITY

    Common stock consists of:


                                                      November     May
                                                      --------     ---
                                                         In thousands
    Shares authorized                                  15,000    15,000
    Shares outstanding at end of period                11,017    11,015
    Average shares outstanding for period,
      including equivalents                            11,092    11,085
    Shares held in treasury                                83        85
    Shares reserved for:
      Convertible subordinated debentures               1,526     1,526
      Stock options and other                           1,469       640


      There are authorized 100,000 shares of Cumulative Preferred Stock, no par value, of which 20,000 shares are designated $5 Cumulative Preferred Stock (Voting), redeemable at $105 per share and entitled to $100 per share upon dissolution. There were 5,976 shares of $5 Cumulative Preferred Stock outstanding at November 1993 and May 1993.

      An additional 50,000 shares are designated Series A Junior Participating Preferred Stock, redeemable under certain conditions at a redemption price, subject to adjustment, equal to 200 times the aggregate amount to be distributed per share to holders of Common Stock but not less than $100. There are outstanding rights, issued to common stockholders under the Company's Shareholders Protection Plan, to purchase 48,484 shares of Series A Junior Participating Preferred Shares, none of which were outstanding. Under certain conditions, each right may be exercised to purchase one two-hundredth of a share for $100. The rights, which are non-voting, expire in 1996 and may be redeemed by the Company at a price of five cents per right at any time.

 STOCK OPTION PLANS

      The Company's stock option plans provide that non-qualified and incentive stock options to purchase Common Stock may be granted to officers and key employees at market prices at date of grant. Generally, options become exercisable in installments beginning one or two years after date of grant, and expire six or ten years later depending on the initial date of grant. A summary of option transactions for the six months ended November 30, 1993, follows:


                                             Shares Under    Aggregate
                                                Option      Option Price
                                             ------------   ------------
                                                    In thousands
 Outstanding at beginning of period               430          $10,129
   Granted                                         87            2,108
   Cancelled                                     ( 19)          (  527)
                                                  ---           ------
 Outstanding at end of period                     498          $11,710
                                                  ---           ------
                                                  ---           ------

 Reserved for future options                      913
                                                  ---
                                                  ---

INCOME TAXES

      Federal income taxes for the interim periods ended November 30, 1993 and 1992, have been included in the accompanying financial statements on the basis of an estimated annual rate. Without consideration of the additional tax provision caused by the change in the statutory federal tax rate, the estimated annualized tax rate is 32.2% for 1993 compared with 35.0% for 1992. The primary reason that these respective tax rates differ from the 35% and 34% statutory corporate rates is due to goodwill expense which is not tax deductible, percentage depletion which is tax deductible and the benefit of utilization of investment tax credit carryforward amounts. The Company made income tax payments of $5,317,000 in 1993 and $328,000 in 1992.

      Effective June 1, 1992, the Company adopted Statement of Financial Accounting Standards 109, "Accounting for Income Taxes" (SFAS 109). This standard, which changes the classification of current versus non-current deferred tax liabilities, did not have a material effect on the Company's financial position or operating results. The Company recognized an additional income tax provision of $1,949,000 in the interim period ended November 30, 1993 due to federal tax legislation enacted on August 10, 1993 which raised the corporate tax rate to 35% on all liabilities and benefits previously recorded.

LEGAL PROCEEDINGS AND CONTINGENT LIABILITIES

      The Company and subsidiaries are defendants in lawsuits which arose in the normal course of business. In management's judgement (based on the opinion of counsel) the ultimate liability, if any, from such legal proceedings will not have a material effect on the consolidated financial position.

                                    EXHIBIT A
                      Independent Accountants' Review Report



Board of Directors
Texas Industries, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of November 30, 1993, and the related condensed consolidated statements of income for the three-month and six-month periods ended November 30, 1993 and 1992, and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 1993 and 1992. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of May 31, 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended [not present herein] and in our report dated July 14, 1993, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 1993, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                /s/ Ernst & Young
                                                --------------------------------

December 15, 1993

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF OPERATING RESULTS AND FINANCIAL CONDITION
                                   (Unaudited)

RESULTS OF OPERATIONS

      Comparison of operations and financial condition for the three months and six months ended November 30, 1993 to the three months and six months ended November 30, 1992.

      Current quarter net sales of $173.1 million increased $19.7 million or 12.8%. Quarter steel shipments of 350,000 tons were down 1.4% from last year. However, $333 per ton average pricing during the quarter was up 12% from a year ago and yielded $117.2 million total steel sales. Average pricing continues to benefit from the new pricing structure implemented last spring, as well as product rationalization and the increasing cost of scrap which influences prices upward. Cement/concrete sales of $55.9 million during the quarter represents a 19.3% increase from a year ago. Increased demand in our markets have strengthened shipments by 15-20% over last year. Cement shipments of 479,000 tons were 20% higher than last year's quarter. Some of the added cement tons in the quarter were purchased from competitors in order to meet customer demand, as our plants were shipping at capacity. Purchased cement yields no profits currently but permits continued service to long-term customers.

      Cost of products sold increased 9.0% in the quarter to $147.5 million. This $12.2 million increase is the result of steel costs increasing by $4.7 million due to a 25% increase in raw scrap costs; cement/concrete costs increased $7.5 million from greater shipments. The increase in steel scrap costs were partially offset by reduced manufacturing costs resulting from last summer's restructuring efforts. Scrap cost increases have gained momentum in the last three months as domestic demand has increased. Cement/concrete costs, up 20.2%, were influenced upward not only by higher shipments but also purchased cement tons and major maintenance in the two cement plants. Ready-mix and aggregate costs of sales per unit improved due largely to volume considerations.

      Selling, general and administrative costs, at $10.7 million in the quarter are up slightly. The six month total of $24.2 million reflects an increase of $3.7 million. Some $3.4 million of this increase occurred in Chaparral, primarily due to severance and profit sharing cost differences in the two periods.

      Other income of $3.2 million in the six months reflects a $1.2 million increase over last year. Normal disposal of fixed assets and other items account for the difference.

      The provision for income tax expense for the six months includes $1.9 million non-cash adjustment to the liability for deferred federal income tax incurred in prior years. This amount represents the 1% increase in the statutory corporate income tax rate signed into law in August 1993. Most U.S. companies are required to effect this adjustment since last year's FASB implementation of "Accounting for Income Taxes" (SFAS 109).

CASH FLOWS

      Cash provided by operations during the six months was $26.3 million. That total compares lower than the 1992 period primarily due to $7.8 million build in steel receivables and $6.1 increase in steel inventory and prepaids with offsets due to improved income and deferred taxes. Cement/concrete receivables declined by $3.9 million while inventories and prepaids reduced by $4.1 million. The build in steel receivables results from higher unit pricing and increased days' sales during the six months while the sales pattern in cement/concrete seasonally declines. Chaparral's prepaid expenses increased $5.5 million in July for the costs of summer shut-down. As in the past years, these costs are being amortized through the remainder of fiscal 1994.

      Investing activities used $7.7 million cash due primarily to capital expenditures. Capital outlay was $3.4 million for steel and $7.4 million for cement/concrete.

      Financing activities were impacted by TXI's $96 million refinancing with a group of major banks on September 24, 1993. Proceeds of $50 million were borrowed and, along with cement/concrete cash balances, used to retire $50 million of 12 7/8% subordinated debentures and $17 million in senior notes.

FINANCIAL CONDITION

      The Company has a $25 million short-term credit facility as well as an additional $21 million term loan with banks as a result of the refinancing. The additional term loan will be used to repay the $21 million, 9 3/4% senior notes in the third quarter. The term loan, currently at 200 basis points over LIBOR rates, is payable over the next 6 years, and is secured. This refinancing will reduce interest expense and result in an extended debt retirement schedule.

      Chaparral has short-term credit facilities totaling $20 million which will expire January 31, 1994, if not renewed. Management believes that it will be able to renew these or negotiate similar credit facilities, if deemed appropriate.

      The Company expects that with these or similar credit facilities and anticipated cash from operations, funds will be adequate to provide for capital expenditures, scheduled debt payments and other known working capital needs.

PART II.  OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of the Shareholders held October 19, 1993, shareholders voted 7,455,549 affirmative, 1,817,996 opposed and 1,749,340
     abstained or non-voted to approve the Texas Industries, Inc.     1993
     Stock Option Plan, replacing the existing stock option plan which expired in October 1993. The shareholders also elected as Directors of the Company, Robert Alpert and Richard I. Galland, to terms expiring in 1996. Votes cast to elect Robert Alpert were 9,532,430 affirmative, 186,424 opposed and 1,304,031 abstained or non-voted. Votes cast to elect Richard
     I. Galland were 9,530,907 affirmative,187,947 opposed and 1,304,031 abstained or non-voted.

     Item 6.  Exhibits and Reports on Form 8-K

     The following exhibits are included herein:

          (11)  Statement re:  Computation of earnings per share

          (24)  Letter re:  Consents of experts and counsel

     The Registrant did not file any reports on Form 8-K during the three months ended November 30, 1993.


                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  TEXAS INDUSTRIES, INC.


January 12, 1994                        /s/ Richard M. Fowler
- ----------------                        ----------------------------------------
                                        Richard M. Fowler
                                        Vice President & Chief Financial Officer


January 12, 1994                        /s/ James R. McCraw
- ----------------                        ----------------------------------------
                                        James R. McCraw
                                        Vice President - Controller