Form 10-Q
period 1994-02-28
TEXAS INDUSTRIES INC
filed 1994-04-12
CIK 97472

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549



(Mark One)


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended      FEBRUARY 28, 1994
                                -----------------------------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


For the transition period from________________________to______________________

                              __________________________________________


For Quarter Ended  February  28, 1994          Commission file number   1-4887
                  ---------------------                                 ------


                             TEXAS INDUSTRIES, INC.
- ----------------------------------------------------------------------------
             (Exact name of registrant as specified in the charter)

                     Delaware                          75-0832210
          -------------------------------         ---------------------
          (State or other jurisdiction of         (IRS Employer ID No.)
          incorporation or organization)

            7610 Stemmons Freeway, #200
                    Dallas, TX                            75247
     ----------------------------------------           --------
     (Address of principal executive offices)           Zip Code


       (Registrant's telephone number, including area code)  (214)647-6700
                                                            ---------------





     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               -----      -----

11,078,357 Shares of Common Stock, Par Value $1.00, outstanding at April 4,
1994.

                                      INDEX

                     TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION                                              PAGE
- ------------------------------

Item 1.   Financial Statements

          Consolidated Balance Sheets -- February 28, 1994
              and May 31, 1993. . . . . . . . . . . . . . . . . . . . . . . .  3

          Consolidated Statements of Income -- three months ended
              and nine months ended February 28, 1994 and February 28, 1993 .  4

          Consolidated Statements of Cash Flows -- nine months
              ended February 28, 1994 and February 28, 1993 . . . . . . . . .  5

          Notes to Consolidated Financial Statements -- February 28, 1994 . .  6

          Independent Accountants' Review Report. . . . . . . . . . . . . . . 10

Item 2.   Management's Discussion and Analysis of
               Operating Results and Financial Condition. . . . . . . . . . . 11

PART II.  OTHER INFORMATION
- ---------------------------

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . 13

SIGNATURES
- ----------

                                   (Unaudited)
                           CONSOLIDATED BALANCE SHEETS
                     TEXAS INDUSTRIES, INC. AND SUBSIDIARIES



                                                  February 28,      May 31,
                                                      1994           1993
                                                      ----           ----
                                                         In thousands
        ASSETS
CURRENT ASSETS
   Cash and temporary investments                   $  7,636       $ 33,089
   Notes and accounts receivable                      81,623         76,711
   Inventories                                       132,510        117,987
   Prepaid expenses                                   32,022         32,745
                                                     -------        -------
        TOTAL CURRENT ASSETS                         253,791        260,532

OTHER ASSETS
   Real estate and other investments                  30,581         30,188
   Goodwill                                           73,496         75,234
   Commissioning costs and other assets               24,903         25,788
                                                     -------        -------
                                                     128,980        131,210

PROPERTY, PLANT AND EQUIPMENT
   Land and land improvements                         88,104         86,697
   Buildings                                          51,626         51,533
   Machinery and equipment                           730,480        720,526
                                                     -------        -------
                                                     870,210        858,756
   Less allowances for depreciation                  521,267        493,198
                                                     -------        -------
                                                     348,943        365,558
                                                     -------        -------
                                                    $731,714       $757,300
                                                     -------        -------
                                                     -------        -------

        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable to banks                           $ 10,000       $   --
   Trade accounts payable                             51,054         48,662
   Accrued interest, wages and other items            19,676         29,668
   Current portion of long-term debt                  22,697         22,794
                                                     -------        -------
        TOTAL CURRENT LIABILITIES                    103,427        101,124

LONG-TERM DEBT                                       228,112        267,243

DEFERRED FEDERAL INCOME TAXES AND OTHER CREDITS       73,093         71,313

MINORITY INTEREST                                     35,820         35,109

STOCKHOLDERS' EQUITY
   Preferred stock                                       598            598
   Common stock, $1 par value                         11,104         11,100
   Capital surplus                                   221,028        220,776
   Earned surplus                                     60,913         52,933
   Cost of common shares in treasury                  (2,381)        (2,896)
                                                     -------        -------
                                                     291,262        282,511
                                                     -------        -------
                                                    $731,714       $757,300
                                                     -------        -------
                                                     -------        -------


See notes to consolidated financial statements.

                                   (Unaudited)
                        CONSOLIDATED STATEMENTS OF INCOME
                     TEXAS INDUSTRIES, INC. AND SUBSIDIARIES




                                                             Three months ended            Nine months ended
                                                                February 28,                 February 28,
                                                            1994           1993           1994           1993
                                                            ----           ----           ----           ----
                                                                      In thousands except per share

NET SALES                                                $170,101       $142,280       $511,972       $451,197

COSTS AND EXPENSES (INCOME)
  Cost of products sold                                   146,642        131,278        438,403        406,615
  Selling, administrative and general                      12,192         11,694         36,439         32,233
  Interest                                                  6,509          7,899         21,374         24,450
  Other income                                               (463)        (1,895)        (3,684)        (3,878)
                                                          -------        -------        -------        -------
                                                          164,880        148,976        492,532        459,420
                                                          -------        -------        -------        -------
INCOME (LOSS) BEFORE THE FOLLOWING ITEMS                    5,221         (6,696)        19,440         (8,223)

INCOME TAXES
  Current period provision (benefit)                        1,511         (2,343)         6,091         (2,877)
  Change in statutory federal tax rate                       --             --            1,949           --
                                                          -------        -------        -------        -------
                                                            1,511         (2,343)         8,040         (2,877)

Minority interest in Chaparral                               (844)          (112)        (1,523)           202
                                                          -------        -------        -------        -------

                              NET INCOME (LOSS)          $  2,866       $ (4,465)      $  9,877       $ (5,144)
                                                          -------        -------        -------        -------
                                                          -------        -------        -------        -------

Average common shares                                      11,166         11,091         11,117         11,078

Net income (loss) per common share                       $    .26       $   (.40)      $    .90       $   (.45)
                                                          -------        -------        -------        -------
                                                          -------        -------        -------        -------

Cash dividends                                           $    .05       $    .05       $    .15       $    .15
                                                          -------        -------        -------        -------
                                                          -------        -------        -------        -------



See notes to consolidated financial statements.

                                   (Unaudited)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     TEXAS INDUSTRIES, INC. AND SUBSIDIARIES



                                                       Nine months ended
                                                         February 28,
                                                      1994           1993
                                                      ----           ----
                                                         In thousands

OPERATING ACTIVITIES
   Net income (loss)                               $   9,877       $ (5,144)
   Gain on disposal of assets                         (1,165)          (149)
   Non-cash items
      Depreciation, depletion and amortization        36,814         38,005
      Deferred taxes                                   1,991         (3,576)
      Undistributed minority interest                    711         (1,053)
      Other - net                                      2,374         (1,276)
   Changes in operating assets and liabilities
      Notes and accounts receivable                   (5,775)         5,925
      Inventories and prepaid expenses               (14,199)         3,330
      Accounts payable and accrued liabilities        (7,600)        (8,102)
      Real estate and investments                         51          2,313
                                                    --------        -------
         Net cash provided by operations              23,079         30,273

INVESTING ACTIVITIES
   Capital expenditures                              (16,270)       (11,287)
   Proceeds from disposition of assets                 1,238            324
   Proceeds from temporary investments                 2,689          2,671
   Cash surrender value - insurance                     (709)         5,613
   Other - net                                           (45)          (311)
                                                    --------        -------
         Net cash used by investing                  (13,097)        (2,990)

FINANCING ACTIVITIES
   Proceeds of long-term borrowing                    71,517           --
   Proceeds of short-term borrowing                   10,000           --
   Debt retirements                                 (110,065)       (21,066)
   Dividends paid                                     (1,676)        (1,670)
   Other - net                                        (2,530)           233
                                                    --------        -------
         Net cash used by financing                  (32,754)       (22,503)
                                                    --------        -------
(Decrease) increase in cash                          (22,772)         4,780

Cash at beginning of period                           26,756         14,132
                                                    --------        -------
Cash at end of period                                  3,984         18,912
Temporary investments                                  3,652          3,857
                                                    --------        -------
Cash and temporary investments at end of period    $   7,636       $ 22,769
                                                    --------        -------
                                                    --------        -------


See notes to consolidated financial statements.

(Unaudited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended February 28, 1994, are not necessarily indicative of the results that may be expected for the year ended May 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1993.

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

     For cash flow purposes, temporary investments, which have maturities of less than 90 days when purchased, are considered cash equivalents. Temporary investments of $3.7 million at February 28, 1994 and $6.3 million at May 31, 1993 which are included in cash on the balance sheets, exceed 90 day maturity.

     Earnings per share are computed by deducting preferred dividends from net income and adjusting for amortization of additional goodwill in connection with the contingent payment for the acquisition of Chaparral, then dividing this amount by the weighted average number of common shares outstanding during the period, including common stock equivalents.

     Goodwill on the balance sheet is presented net of accumulated amortization of $9,314,000 at February 28, 1994 and $7,576,000 at May 31, 1993.

     The Company has no postretirement health benefits and, therefore, realizes no effect from recent accounting requirements under Statement of Financial Accounting Standards 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" (SFAS 106).

WORKING CAPITAL

     Working capital totaled $150.4 million at February 28, 1994, compared to $159.4 million at May 31, 1993.

     Notes and accounts receivable of $81.6 million at February, compared with $76.7 million at May, are presented net of allowances for doubtful receivables of $4.8 million at February and $4.2 million at May.

     Inventories are as follows

                                          February          May
                                          --------          ---
                                               In thousands
          Finished products               $ 65,858       $ 54,049
          Work in process                   26,512         21,279
          Raw materials and supplies        40,140         42,659
                                          --------       --------
                                          $132,510       $117,987
                                          --------       --------
                                          --------       --------

     Inventories are stated at cost (not in excess of market) generally using the last-in, first-out method (LIFO). If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $10.5 million at February and $6.6 million at May.

COMMISSIONING COSTS

     Chaparral began the commissioning of the large beam mill in February 1991. Certain costs of the facility, consistent with past accounting practice, were being capitalized until the facility was substantially complete and ready for its intended use in the February 1992 quarter. A total of $15.1 million in costs have been capitalized. During the nine months ended February 28, 1994, $2.3 million was expensed based on a five-year straight-line amortization. Total accumulated amortization is $6.3 million.

LONG-TERM DEBT
     Annual maturities of long-term debt for each of the five succeeding years are $22.7, $34.5, $31.2, $31.0, and $30.7 million. Long-term debt is comprised of the following:


                                                         February      May
                                                         --------      ----
                                                             In thousands

Secured Debt
  $71 million Senior note due through 1999,
    interest rate at 2% over LIBOR                       $ 71,000    $   --
  First mortgage notes of Chaparral, due through
    1995, interest rates at up to 2% over LIBOR             7,256      15,759
  First mortgage notes of Chaparral due
    through 2001, interest rate 14.2%                      26,595      30,687
  Purchase money obligations, maturing through 1999,
    interest rates from 7% to 11.5%                         4,003       3,867
Unsecured Debt
  9-3/4% Senior notes due through 2000                       --        24,000
  Senior notes of Chaparral, due through 2004,
    interest rates to 10.85%                               80,000      80,000
  Senior notes, due through 1994, interest rate at
    5/8% over CD rate                                        --        18,750
  12-7/8% Subordinated debentures, due 1995, effective
    rate 13%, less unamortized discount                      --        49,924
  9% Convertible subordinated debentures, due 2008         47,497      49,965
  Pollution control bonds, due through 2007, interest
    rates from 4.5% to 10%                                 11,714      12,719
  Other, maturing through 2005, interest rates
    from 7.5% to 10%                                        2,744       4,366
                                                          -------     -------
                                                          250,809     290,037
Less current maturities                                    22,697      22,794
                                                          -------     -------
                                                         $228,112    $267,243
                                                          -------     -------
                                                          -------     -------


     The Company has available a bank line of credit of $25 million of which $6.0 million has been utilized to support letters of credit. This line is due to expire in November 1996. Commitment fees at an annual rate of 1/2 of 1% are paid on the unused portion of this line.

     Chaparral has utilized $10 million of its $20 million available bank lines of credit, which are due to expire in January 1995, if not renewed. Commitment fees at an annual rate of 3/8 of 1% are paid on the unused portions of these lines.

     The loan agreements contain covenants which provide for minimum cash flows and working capital, restrictions on purchases of treasury stock, payment of dividends on common stock, limitations on incurring certain indebtedness and making certain investments. Under the most restrictive of these agreements, the aggregate amount of annual cash dividends on common stock is limited based on the ratio, excluding Chaparral, of earnings before interest, taxes, depreciation and amortization plus dividends from Chaparral to fixed charges. Chaparral loan agreements also restrict dividends and advances to its shareholders, including the parent company, to $32.6 million as of February 28, 1994. The Company and Chaparral are in compliance with all loan covenant restrictions.

     Property, plant and equipment, principally Chaparral's, carried at a net amount of approximately $238.2 million at February 28, 1994 is mortgaged as collateral for $37.9 million of secured debt. The Company's Chaparral stock is pledged as security for the $71 million Senior note and $25 million bank line of credit.

     The 9% convertible subordinated debentures are subject to anti-dilution provisions and are convertible using a value of $32.74 per share. The debentures are redeemable by the Company at par.

The amount of interest paid for the nine months presented was $25.8 million in 1994 and $28.6 million in 1993.

STOCKHOLDERS' EQUITY

     Common stock consists of:


                                                       February      May
                                                       --------      ---
                                                           In thousands

        Shares authorized                              15,000      15,000
        Shares outstanding at end of period            11,035      11,015
        Average shares outstanding for period,
          including equivalents                        11,117      11,085
        Shares held in treasury                            69          85
        Shares reserved for:
          Convertible subordinated debentures           1,451       1,526
          Stock options and other                       1,438         640

     There are authorized 100,000 shares of Cumulative Preferred Stock, no par value, of which 20,000 shares are designated $5 Cumulative Preferred Stock (Voting), redeemable at $105 per share and entitled to $100 per share upon dissolution. There were 5,976 shares of $5 Cumulative Preferred Stock outstanding at February 1994 and May 1993.

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

 STOCK OPTION PLANS

     The Company's stock option plans provide that non-qualified and incentive stock options to purchase Common Stock may be granted to officers and key employees at market prices at date of grant. Generally, options become exercisable in installments beginning one or two years after date of grant, and expire six or ten years later depending on the initial date of grant. A summary of option transactions for the nine months ended February 28, 1994, follows:


                                              Shares under     Aggregate
                                                 Option      Option Price
                                              -------------  ------------
                                                      In thousands


    Outstanding at beginning of period              430        $10,129
       Granted                                       87          2,108
       Exercised                                    (31)          (818)
       Cancelled                                    (22)          (584)
                                                    ---         ------
    Outstanding at end of period                    464        $10,835
                                                    ---         ------
                                                    ---         ------

    Reserved for future options                     915
                                                    ---
                                                    ---



INCOME TAXES

     Federal income taxes for the interim periods ended February 28, 1994 and 1993, have been included in the accompanying financial statements on the basis of an estimated annual rate. Without consideration of the additional tax provision caused by the change in the statutory federal tax rate, the estimated annualized tax rate is 31.3% for 1994 compared with 35.0% for 1993. The primary reason that these respective tax rates differ from the 35% and 34% statutory corporate rates is due to goodwill expense which is not tax deductible, percentage depletion which is tax deductible and the benefit of utilization of investment tax credit carryforward amounts. The Company made income tax payments of $7,820,000 in 1994 and $330,000 in 1993.

     Effective June 1, 1992, the Company adopted Statement of Financial Accounting Standards 109, "Accounting for Income Taxes" (SFAS 109). This standard, which changes the classification of current versus non-current deferred tax liabilities, did not have a material effect on the Company's financial position or operating results. The Company recognized an additional income tax provision of $1,949,000 in the nine months ended February 28, 1994 due to federal tax legislation enacted on August 10, 1993 which raised the corporate tax rate to 35% on all liabilities and benefits previously recorded.

LEGAL PROCEEDINGS AND CONTINGENT LIABILITIES

     The Company and subsidiaries are defendants in lawsuits which arose in the normal course of business. In management's judgement (based on the opinion of counsel) the ultimate liability, if any, from such legal proceedings will not have a material effect on the consolidated financial position.

SUBSEQUENT EVENT

     On March 21, 1994, the Company called the outstanding $47.5 million in 9% convertible subordinated debentures due January 15, 2008. If bondholders chose to convert all bonds into common stock at the $32.74 per share conversion price, approximately 1,451,000 shares would be issued April 11, 1994.

                                    EXHIBIT A

                      Independent Accountants' Review Report





Board of Directors
Texas Industries, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of February 28, 1994, and the related condensed consolidated statements of income for the three-month and nine-month periods ended February 28, 1994 and 1993, and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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




                                                  /s/ Ernst & Young
                                                  -------------------------

March 21, 1994
Dallas, Texas

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF OPERATING RESULTS AND FINANCIAL CONDITION
                                   (Unaudited)

RESULTS OF OPERATIONS

     Comparison of operations and financial condition for the three months and nine months ended February 28, 1994 to the three months and nine months ended February 28, 1993.

     Consolidated net sales of $170.1 million in the current quarter totalled $27.8 million or 20% higher than last year. Steel shipments of 339,000 tons were up slightly over 1993. Average steel pricing of $347 per ton, up 14%, raised current quarter sales to $118.7 million, an increase of 15%. The trend of increased selling prices continued as the February quarter average was 4% higher than the November quarter. However, no major price increases have been announced since January, so prices should remain near current levels for the balance of the fiscal year. Cement/concrete sales of $51.4 million during the quarter were 32% better than 1993. Construction activity in the markets served by the segment continued its trend of year-over-year improvement which increased shipments 20-30% during the current nine months. Average cement prices in the quarter were up 10% over February 1993. Average pricing of aggregate and ready-mix, somewhat affected by product mix, were relatively flat.

     Consolidated cost of products sold in the quarter was 12% higher at $146.6 million. This $15.3 million increase was led by $8.4 million in steel costs, largely influenced by 32% higher scrap cost, which overshadowed improvements in mill and conversion costs. The remaining $6.9 million increased cost from cement/concrete operations resulted from higher volume shipments, as unit costs of all products within the segment were improved.

     Consolidated operating profit of $16.3 million in the quarter was $11.2 million better than last year. Steel operations contributed $6.3 million of this improvement as product prices managed to stay ahead of scrap cost increases and results were further enhanced by efficiencies gained from last summer's restructuring efforts. Cement/concrete operating profits, $5.6 million in the quarter, were the best winter quarter results in ten years.

     Selling, general and administrative costs, at $12.2 million in the quarter were up slightly, due mostly to steel profit sharing costs. The nine month total of $36.4 million reflects an increase of $4.2 million. Increased steel profit sharing costs and severance expense incurred in the first quarter of this fiscal year are the major differences. Other income of $3.7 million in the nine months is comprised largely of gains from normal disposal of replacement fixed assets.

     The provision for income tax expense for the nine months includes $1.9 million non-cash adjustment to the liability for deferred federal income tax incurred in prior years. This amount represents the 1% increase in the statutory corporate income tax rate signed into law in August 1993. Most U.S. companies are required to effect this adjustment since last year's FASB implementation of "Accounting for Income Taxes" (SFAS 109).

CASH FLOWS

     Cash provided by operations during the nine months was $23.1 million. That total is lower than the 1993 period primarily due to a $10.4 million build in steel receivables and a $19.7 increase in steel inventory and prepaids with offsets due to increased net income and deferred taxes. Cement/concrete receivables declined by $4.7 million while inventories and prepaids reduced by $5.5 million. The build in steel receivables results from higher unit pricing and increased days' sales during the nine months while the sales pattern in cement/concrete seasonally declines. Chaparral's prepaid expenses increased $5.5 million in July for the costs of summer shut-down. As in past years, these costs are being amortized through the remainder of fiscal 1994.

     Investing activities used $13.1 million cash due primarily to capital expenditures. Capital outlay was $4.8 million for steel and $11.5 million for cement/concrete.

     Financing activities were impacted by TXI's $96 million refinancing with a group of major banks this year. Proceeds of $71 million were borrowed and, along with cement/concrete cash balances, used to retire $50 million of 12 7/8% subordinated debentures and $38 million in senior notes. Chaparral borrowed $10 million against their short-term credit facility during the third quarter.

FINANCIAL CONDITION

     The Company has a $25 million short-term credit facility as a result of the refinancing. The $71 million term loan, currently at 200 basis points over LIBOR rates, is payable over the next 6 years, and is secured. This refinancing will reduce interest expense and result in an extended debt retirement schedule. Additionally, on March 21, 1994, the Company called the $47.5 million 9% convertible debentures. By April 11, 1994, the bonds will be liquidated at par or converted into common stock at a conversion price of $32.74 per share. If all bonds are converted into stock, approximately 1.5 million additional shares of common stock will be issued. The effect of refinancing and redemption of the convertible debentures would mean that interest expense, net of tax, would reduce by approximately $6 million annually, considering the net debt reduction of over $60 million and the interest rate reduction on refinanced debt, at current interest rates.

     Chaparral has utilized $10 million of its $20 million short-term credit facilities which will expire January 31, 1995, if not renewed. Management believes that it will be able to renew these or negotiate similar credit facilities, if deemed appropriate.

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

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K

     The following exhibits are included herein:

          (11)  Statement re:  Computation of earnings per share

          (15)  Letter re:  Unaudited Interim Financial Information

     The Registrant did not file any reports on Form 8-K during the three months ended February 28, 1994.


                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TEXAS INDUSTRIES, INC.






April 12, 1994                     /s/ Richard M. Fowler
- --------------                     ----------------------------------------
                                   Richard M. Fowler
                                   Vice President & Chief Financial Officer




April 12, 1994                     /s/ James R. McCraw
- --------------                     ----------------------------------------
                                   James R. McCraw
                                   Vice President - Controller