Form 10-K
period 1994-05-31
TEXAS INDUSTRIES INC
filed 1994-08-26
CIK 97472

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED).

     For the fiscal year ended May 31, 1994

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).

     For the transition period from ________________  to ________________

     Commission File Number 1-4887

                            TEXAS INDUSTRIES, INC.
            (Exact name of registrant as specified in the charter)


          Delaware                                     75-0832210
(State or other jurisdiction of           (I. R. S. Employer Identification No.)
incorporation or organization)

               7610 Stemmons Freeway, #200, Dallas, Texas 75247
            ------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code (214)647-6700


          Securities registered pursuant to Section 12(b) of the Act:


    Title of each class                Name of each exchange on which registered
  -----------------------              -----------------------------------------

Common stock, Par Value $1.00          New York Stock Exchange


       Securities registered pursuant to Section 12(g) of the Act:  NONE


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

     The aggregate market value of the Registrant's Common Stock, $1.00 par value, held by non-affiliates of the Registrant as of August 5, 1994 was $422,504,906. As of August 5, 1994, 12,490,749 shares of the Registrant's Common Stock, $1.00 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.
     Portions of the Registrant's Annual Report to Shareholders for the year ended May 31, 1994 included as Exhibit 13 to this Annual Report, are incorporated by reference into Parts I and II.

     Portions of the Registrant's definitive proxy statement for the annual meeting of shareholders to be held October 18, 1994 (SEC File Number:
1.001-04887), are incorporated by reference into Part III.

                               TABLE OF CONTENTS

                                                                    Page
                                    PART I

     Item 1.    Business..........................................    3

     Item 2.    Properties........................................    7

     Item 3.    Legal Proceedings.................................    7

     Item 4.    Submission of Matters to a Vote of
                 Security Holders.................................    7


                                    PART II

     Item 5.    Market for the Registrant's Common Stock and
                 Related Security Holder Matters..................    8

     Item 6.    Selected Financial Data...........................    8

     Item 7.    Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations.......................................    8

     Item 8.    Financial Statements and Supplementary
                 Data.............................................    8

     Item 9.    Disagreements on Accounting and Financial
                 Disclosure.......................................    8


                                    PART III

     Item 10.   Directors and Executive Officers of the
                 Registrant.......................................    9

     Item 11.   Executive Compensation............................    9

     Item 12.   Security Ownership of Certain Beneficial
                 Owners and Management............................   10

     Item 13.   Certain Relationships and Related
                 Transactions.....................................   12


                                    PART IV

     Item 14.   Exhibits, Financial Statements, Schedules
                 and Reports on Form 8-K..........................   13

                                    PART I

ITEM 1.   BUSINESS
          --------

(a)  General Development of Business

     Texas Industries, Inc. (the "Registrant" or "Company"), incorporated April 19, 1951, directly and through subsidiaries, is a producer of steel and cement/concrete products for the construction and manufacturing industries. In November 1985, the Registrant purchased the remaining 50% interest in Chaparral Steel Company ("Chaparral"). Chaparral sold 5,940,000 shares of its common stock in a public offering for approximately $83 million in July 1988. Brookhollow owns commercially zoned land for investment, resale and other real estate activities.

(b)  Financial Information about Industry Segments

     For a description of Registrant's industry segments, refer to Notes to Consolidated Financial Statements entitled "Business Segments" on page 14 of the Registrant's Annual Report to Shareholders for the year ended May 31, 1994, incorporated herein by reference.

(c)  Narrative Description of Business


STEEL OPERATIONS

     Chaparral, an 81 percent-owned subsidiary, has operated a steel mill at Midlothian, Texas, since 1975. The steel operation follows a market mill concept which entails the low cost production of a wide variety of products ranging from reinforcing bar and specialty products to large-sized structural beams. Chaparral operates two electric arc furnaces with continuous casters which feed a bar mill, a structural mill and a large beam mill which together produce a broader array of steel products than a traditional mini-mill. Finished products produced include beams, merchant quality rounds, special bar quality rounds, rebar and channels. In fiscal year 1992, commissioning was completed on the new large beam mill, with a rolling capacity exceeding 400,000 tons per year, which produces structural steel beams up to twenty-four inches wide. The current rated production capacity of the melting operation exceeds
1.5 million tons per year; the rolling capacity is 2.0 million tons per year. Approximately 1.4 million tons of finished products were produced in 1994.

     Chaparral's primary raw material is scrap steel, which includes shredded steel. A major portion of the shredded steel requirements are produced by the shredder operation at the steel mill. The shredded material is primarily composed of crushed auto bodies purchased on the open market. The supply of scrap steel is expected to be adequate to meet future requirements.

     Chaparral's products are marketed in 44 states and to a limited extent in Canada, Mexico, Western Europe, China and Japan. Sales are primarily to the construction industry and to the railroad, defense, automotive, mobile home and energy industries. Chaparral's principal customers are steel service centers, steel fabricators, forgers and original equipment manufacturers. No single customer purchases ten percent or more of the sales volume within any one year. Sales to affiliates are minimal. Orders are generally filled within 45 days and are cancelable.

     Chaparral competes with steel producers, including foreign producers, on the basis of price, quality and service. Certain of the foreign and domestic competitors, including both large integrated steel producers and mini-mills, have substantially greater assets and larger sales organizations than Chaparral. Intense sales competition exists for substantially all of Chaparral's products.

     Chaparral's steel mill consumes large amounts of electricity and natural gas. Electricity is obtained from a local electric utility under an interruptible supply contract with six-month price adjustments which reflect increases or decreases in the utility's fuel costs. Natural gas is obtained from a local gas utility under a supply contract. Chaparral believes that adequate supplies of both electricity and natural gas are readily available.

     Delivery of finished products is accomplished by common-carrier, customer-owned trucks, rail and barge. Chaparral also operates two distribution facilities. Currently, Chaparral does not place heavy reliance on franchises, licenses or concessions.


CEMENT/CONCRETE

     The cement/concrete business segment includes the manufacture and sale of cement, aggregates, ready-mix concrete, concrete pipe, block and brick. Production and distribution facilities are concentrated in Texas and Louisiana with markets extending into contiguous states. The Registrant also has certain patented and unpatented mining claims in Southern California which contain deposits of limestone.

     Cement production facilities are located at two sites in Texas: one at Midlothian, approximately 25 miles south of Dallas/Fort Worth, which is the largest cement plant in Texas, and the other at Hunter, approximately 40 miles south of Austin. The limestone reserves used as the primary raw material are located on fee-owned property which is adjacent to each of these plants. The rated annual capacity and estimated minimum reserves of limestone for each of these plants are as follows:

                              Annual Rated Productive          Estimated Minimum
         Plant              Capacity - (Tons of Clinker)       Reserves - Years
         -----              ----------------------------       -----------------

     Midlothian, Texas               1,200,000                         100
     Hunter, Texas                     750,000                         100

     The cement plants produced approximately 2.0 million tons of finished cement in 1994, 1.7 million tons in 1993 and 1.4 million tons in 1992. Annual shipments of finished cement to outside trade customers were approximately 1.6 million tons in 1994, 1.2 million tons in 1993 and 1.0 million tons in 1992. Additional shipments of clinker were approximately .4 million tons in 1994, .6 million tons in 1993 and .5 million tons in 1992.

     The Registrant's principal marketing area for cement includes Texas, Louisiana, Colorado, Oklahoma, and New Mexico. Sales offices are maintained throughout the marketing area and sales are made primarily for use in the construction industry to numerous customers, no one of which would purchase ten percent or more of the trade sales volume within any one year. The major volume of unit trade sales is of standard portland cement, although the Registrant produces and markets a variety of specialty cements.

     The Registrant distributes cement from its plants by rail and truck to 8 distribution terminals located throughout the marketing area.

     The Registrant's aggregate business, which includes sand, gravel, crushed limestone and expanded shale and clay, is conducted from facilities primarily serving Dallas/Fort Worth, Austin and Houston, Texas, and Alexandria, New Orleans, Baton Rouge, and Monroe, Louisiana, areas. The following table summarizes certain information about the Registrant's aggregate production facilities:

                                                          Estimated Annual          Estimated
                            Type of         Number of        Productive              Minimum
  General Location          Facility          Plants          Capacity           Reserves - Years
- - --------------------   ------------------   ----------    -------------------    ----------------
North Central Texas      Sand & Gravel          3         3.0 million tons               7

North Central Texas      Crushed
                         Limestone              1         4.5 million tons              30

North Central and        Expanded Shale
 South Texas             & Clay                 2         1.2 million cu. yds.          25

Louisiana                Sand & Gravel          9         5.0 million tons               8

Central Texas            Sand & Gravel          1         900,000 tons                  18

South Central
  Oklahoma               Sand & Gravel          1         600,000 tons                  13


     The reserves shown above are contained on 26,728 acres of land, 12,090 acres of which are owned in fee by the Registrant and the remainder of which are leased. The expanded shale and clay plants operated at 80 percent of capacity for 1994 with sales of approximately 928,000 cubic yards. Production for the remaining aggregate facilities was 79 percent of practical capacity and sales for the year totaled 10.8 million tons, of which approximately 8.0 million tons were shipped to outside trade customers.

     Sales of these various aggregates are generally related to the level of construction activity within close proximity of the plant location. The cost of transportation limits the marketing of these products to the areas relatively close to the plant sites. These products are marketed by the Registrant's sales organization located in the areas served by the plants and are sold to numerous customers, no one of which would be considered significant to the Registrant's business. The distribution of these products is provided to trade customers principally by contract and customer-owned haulers, and a limited amount of these products is distributed by rail for affiliated usage.

     The Registrant's ready-mix concrete operations are located in three areas in Texas (Dallas/Fort Worth, East Texas and Houston) and four areas in Louisiana (New Orleans, Alexandria, Shreveport and Monroe). The following table summarizes various information concerning these facilities:

     Location            Number of Plants            Number of Trucks
     --------            ----------------            ----------------

     Texas                      18                         176
     Louisiana                  11                          89

     The plants listed above are located on sites owned and leased by the Registrant. The Registrant manufactures and supplies a substantial amount of the cement and aggregates used by the ready-mix plants with the remainder being purchased from outside suppliers. Ready-mix concrete is sold to various contractors in the construction industry, no one of which would be considered significant to the Registrant's business.

     The remainder of the major products manufactured and marketed by the Registrant within the concrete products segment are summarized by location below:

          Location                       Products Produced/Sold
          --------                       ----------------------
    Dallas/Fort Worth, Texas            Concrete block and brick
                                        Sakrete and related products

    Houston, Texas                      Sakrete and related products

    Corpus Christi, Texas               Concrete block and pipe

    New Orleans, Louisiana              Concrete pipe

    Alexandria, Louisiana               Concrete block and brick
                                        Concrete pipe

    Shreveport, Louisiana               Concrete block and pipe
                                        Sakrete and related products
                                        Bridge Spans

    Athens, Texas                       Clay Brick


     The plant sites for the above products (except for one that is leased) are owned by the Registrant. The products are marketed by the Registrant's sales force in each of these locations, and are primarily delivered by trucks owned by the Registrant. Because the cost of delivery is significant to the overall cost of most of these products, the market area is generally restricted to within approximately one hundred miles of the plant locations. These products are sold to various contractors, owners and distributors, none of which would be considered significant to the Registrant's business.

     Currently, Registrant does not place heavy reliance on patents, franchises, licenses or concessions related to its cement/concrete segment. The Registrant's cement plants and expanded shale and clay plants can burn either coal, natural gas or other high BTU fossil fuels.

     In most of the Registrant's principal markets for concrete products, the Registrant competes vigorously with at least three other vertically integrated concrete companies. The Registrant believes that it is a significant participant in each of the Texas and Louisiana concrete products markets. The principal methods of competition in concrete products markets are quality and service at competitive prices.

     The Registrant is involved in the development of its surplus real estate and real estate acquired for development of high quality industrial, office and multi-use parks in the metropolitan areas of Dallas/Fort Worth and Houston, Texas and Richmond, Virginia.


ENVIRONMENTAL MATTERS

     The operations of the Company and its subsidiaries are subject to various federal and state environmental laws and regulations. Under these laws the U.
S. Environmental Protection Agency ("EPA") and agencies of state government have the authority to promulgate regulations which could result in substantial expenditures for pollution control and solid waste treatment. Three major areas regulated by these authorities are air quality, water quality and hazardous waste management. Pursuant to these laws and regulations emission sources at the Company's facilities are regulated by a combination of permit limitations and emission standards of statewide application, and the Company believes that it is in substantial compliance with its permit limitations and applicable laws and regulations.

     Chaparral's steel mill generates, in the same manner as other steel mills in the industry, electric arc furnace ("EAF") dust that contains lead, chromium and cadmium. The EPA has listed this EAF dust, which Chaparral collects in baghouses, as a hazardous waste. Chaparral has contracts with reclamation facilities in the United States and Mexico pursuant to which such facilities receive the EAF dust generated by the steel mill and recover the metals from the dust for reuse, thus rendering the dust non-hazardous. In addition, Chaparral is continually investigating alternative reclamation technologies and has implemented processes for diminishing the amount of EAF dust generated.

     Under a permit, the Company substitutes recycled high BTU liquid waste materials for fossil fuel, principally coal, at its Midlothian cement plant. Use of these recycled materials not only diminishes the amount of air emissions as compared to coal but contributes to the reduction of waste and to the conservation of depleting natural resources. The Company's part B permit application to utilize these recycled materials is currently being processed by the Texas Natural Resource Conservation Commission.

     The Company intends to comply with all legal requirements regarding the environment but since many of these requirements are not fixed, presently determinable, or are likely to be affected by future legislation or rule making by government agencies, it is not possible to accurately predict the aggregate future costs or benefits of compliance and their effect on the Company's operations, future net income or financial condition. Notwithstanding such compliance, if damage to persons or property or contamination of the environment has been or is caused by the conduct of the Company's business or by hazardous substances or wastes used in, generated or disposed of by the Company, the Company may be held liable for such damages and be required to pay the cost of investigation and remediation of such contamination. The amount of such liability could be material. Changes in federal or state laws, regulations or requirements or discovery of unknown conditions could require additional expenditures by or provide additional benefits to the Company.


OTHER ITEMS

     The Registrant provides products for the construction industry. It is not uncommon for the Registrant to report a loss from its cement/concrete operations in the quarter ending February due to adverse weather conditions. The dollar amount of Registrant's backlog of orders is not considered material to an understanding of the business of the Registrant.

     Registrant's enterprise employs approximately 2,700 persons.


ITEM 2.   PROPERTIES
          ----------

     The information required by this item is included in the answer to Item 1.


ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     There are no pending legal proceedings against the Registrant and subsidiaries which in management's judgement (based upon the opinion of counsel) would have a material adverse effect on the consolidated financial position.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     None

                                    PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDERS
          ---------------------------------------------------------------------
          MATTERS
          -------

     Common Stock market prices, dividends and certain other items as shown in the "Quarterly Financial Information" located on page 14 of the Registrant's Annual Report to Shareholders for the year ended May 31, 1994, are incorporated herein by reference. The restriction on the payment of dividends described in the Notes to Consolidated Financial Statements entitled "Long-Term Debt" on pages 11 and 12 of the Registrant's Annual Report to Shareholders for the year ended May 31, 1994, is incorporated herein by reference. At the July 1990 Board of Directors' meeting, the Directors voted to reduce the quarterly cash dividend from twenty cents per share to five cents per share.


ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

     The "Selected Financial Data" on Page 3 of the Registrant's Annual Report to Shareholders for the year ended May 31, 1994, is incorporated herein by reference.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     The "Discussion of Results of Operations & Financial Condition" on pages 4 through 6 of the Registrant's Annual Report to Shareholders for the year ended May 31, 1994, is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

     The following Consolidated Financial Statements of the Registrant and its subsidiaries, included in the Registrant's Annual Report to Shareholders for the year ended May 31, 1994, are incorporated herein by reference:

     Consolidated Balance Sheets - May 31, 1994 and 1993
     Consolidated Statements of Income - Years ended May 31, 1994, 1993 and 1992 Consolidated Statements of Cash Flows - Years ended May 31, 1994, 1993 and
       1992
     Consolidated Statements of Shareholders' Equity - Years ended May 31, 1994,
       1993 and 1992
     Notes to Consolidated Financial Statements


ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
          -----------------------------------------------------

     None

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           --------------------------------------------------

     Reference is made to "Election of Directors" on Page 3 of Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held October 18, 1994. Information on executive officers of the Registrant is presented below:


                                           Positions with Registrant, Other
Name                         Age         Employment During Last Five (5) Years
- - ----                         ---         -------------------------------------

Robert D. Rogers             58          President and Chief Executive Officer and Director

Melvin G. Brekhus            45          1989, Technical Manager, Missouri Portland Cement
                                         Co. and Davenport Cement; 1989 to 1991, Divisional
                                         Vice President - Cement Production; 1991 to present,
                                         Vice President - Cement Production

Brooke E. Brewer             52          Vice President - Human Resources

Roman J. Figueroa            48          1989, Manager, Texas Aggregates Production; 1989
                                         to 1991, Divisional Vice President - Texas
                                         Aggregates; 1991 to present, Vice President -
                                         Aggregates

Richard M. Fowler            51          Senior Vice President - Finance, Chaparral
                                         Steel Company; 1989 to present,
                                         Vice President - Finance and Chief Financial Officer

James R. McCraw              50          1989 to 1991, Controller; 1991 to present,
                                         Vice President - Controller

Robert C. Moore              60          Vice President - General Counsel and Secretary

Burl W. Ruth                 46          1989 to 1991, Divisional Vice President - South
                                         Texas Concrete; 1991 to present, Vice President -
                                         Concrete

Tommy A. Valenta             45          1989 to 1991, Divisional Vice President - North
                                         Texas Ready Mix; 1991 to present, Vice President -
                                         North Texas Concrete/Cement Marketing

Kenneth R. Allen             37          1989 to 1990, Corporate Financial Manager; 1990 to
                                         1991, Director of Investor Relations; 1991 to present,
                                         Treasurer


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     Reference is made to "Executive Compensation" and "Report of the Compensation Committee on Executive Compensation" on pages 6 through 11 of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held October 18, 1994.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners

     The following table furnishes information concerning all persons known to the Company to beneficially own 5% or more of any class of voting stock of the Company as of August 5, 1994.

Beneficial Ownership Table
- - --------------------------

                                                                Amount and Nature
    Name and Address of                      Title of                   of                   Percent
      Beneficial Owner                       Security          Beneficial Ownership          of Class
  -----------------------                    --------          --------------------          --------
Co-Steel, Inc.                             Common Stock        1,216,652 shares (1)             9.7%
Scotia Plaza
40 King Street West, Suite 5010
P. O. Box 130
Toronto, Ontario, Canada  M5H3Y2

Dietche & Field Advisors, Inc.             Common Stock          814,000 shares (2)             6.5%
437 Madison Avenue
New York, NY  10022

FMR Corp.                                  Common Stock        1,245,900 shares (3)            10.0%
82 Devonshire Street
Boston, Massachusetts  02109

Trimark Investment Management, Inc.        Common Stock          752,835 shares (4)             6.0%
Scotia Plaza
40 King Street West, Suite 5200
Toronto, Ontario, Canada  M5H3Z3

Gerald R. Heffernan                        $5 Cumulative           2,500 shares                41.8%
22 St. Clair Avenue E., Suite 1700         Preferred Stock
Toronto, Ontario, Canada  M4T2S3

Sally M. Eldredge (Mrs.)                   $5 Cumulative             315 shares                 5.3%
P. O. Box 539                              Preferred Stock
Newport, New Hampshire 03773

KINSAT                                     $5 Cumulative             551 shares                 9.2%
Bankers Trust Co.                          Preferred Stock
P. O. Box 704
Church Street Station
New York, New York 10015

John C. McCrillis                          $5 Cumulative             315 shares                 5.3%
P. O. Box 458                              Preferred Stock
Newport, New Hampshire 03773

Merrill Lynch, Pierce,                     $5 Cumulative           1,213 shares                20.2%
  Fenner and Smith, Inc.                   Preferred Stock
P. O. Box 12006
Newark, New Jersey 07101

- - ----------------------------

Beneficial Ownership Table Footnotes

       (1) Robert D. Rogers, Gordon E. Forward and Richard M. Fowler have sole voting power as co-trustees under a Voting Trust which expires August 29, 1995, and Co-Steel, Inc. has sole dispositive power.

       (2) Based on Schedule 13G dated March 11, 1994 which indicates that Dietche & Field Advisors, Inc. has sole voting and dispositive power over 814,000 shares.

       (3) Based on Schedule 13G dated June 6, 1994 which indicates that FMR Corp. has sole voting power over 48,900 shares and sole dispositive power over 1,245,900 shares.

       (4) Based on Amendment 4 to Schedule 13G dated February 12, 1993 which indicates that Trimark Investment Management, Inc. has sole voting and dispositive power over 752,835 shares.

(b)  Security Ownership of Management

      The following table sets forth as of August 5, 1994, the approximate number of shares of Common Stock and common stock of Chaparral Steel Company ("Chaparral") beneficially owned by each director, by each executive officer named in the Summary Compensation Table on page 6 of the Registrant's Proxy Statement for the Annual Meeting of Shareholders and by all directors and executive officers of the Company as a group.

Management Ownership Table
- - --------------------------

                                                                  COMPANY                        CHAPARRAL
                                                                COMMON SHARES                  COMMON SHARES
                                                           ------------------------        ----------------------

                                                           Beneficially                    Beneficially
                                                           Owned **          %(1)          Owned**         %(2)
                                                           -----------      -------       ------------    -------
Robert Alpert........................................        3,555 (3)        *              1,000           *
Melvin G. Brekhus....................................        5,112 (3)        *               None           *
Gordon E. Forward....................................       52,974 (3)        *             89,100 (4)       *
Richard M. Fowler....................................       41,332 (3)        *             36,100 (4)       *
Richard I. Galland...................................        8,807 (3)        *              3,000           *
Gerald R. Heffernan(5)(6)............................      111,000 (3)        *               None           *
Robert C. Moore......................................       13,167 (3)        *             16,600 (4)       *
Ralph B. Rogers(7)...................................       32,434            *              5,000           *
Robert D. Rogers(8)..................................      149,320 (3)       1.2%          106,800 (4)       *
Tommy A. Valenta.....................................        4,950 (3)        *               None           *
Ian Wachtmeister(9)..................................        3,371 (3)        *               None           *
All Directors and Executive Officers as a Group (10
Persons).............................................      451,503 (3)       3.6%          259,650 (4)       *

- - -----------------------

Management Ownership Table Footnotes

      * Represents less than one percent (1%) of the total number of shares outstanding.

      ** Except as indicated in the notes below, each person has the sole voting and investment authority with respect to the shares set forth in the above table.

     (1) Based on the sum of (i) 12,490,749 shares of Common Stock, which on August 5, 1994, was the approximate number of shares outstanding, and
         (ii) the number of shares subject to options exercisable by such person(s) within 60 days of such date.

     (2) Based on the sum of (i) 29,679,900 shares of common stock, which on August 5, 1994, was the approximate number of shares outstanding, and
         (ii) the number of shares subject to options exercisable by such person(s) within 60 days of such date.

     (3) Includes, with respect to such person(s), shares of Common Stock subject to options exercisable within 60 days of August 5, 1994, as follows: Robert D. Rogers, 20,000 shares; Robert Alpert, 1,000 shares; Melvin G. Brekhus, 4,600 shares; Gordon E. Forward, 5,490 shares; Richard M. Fowler, 9,300 shares; Richard I. Galland, 1,000 shares; Gerald R. Heffernan, 1,000 shares; Robert C. Moore, 8,300 shares; Tommy
         A. Valenta, 4,600 shares; Ian Wachtmeister, 1,000 shares; and all Directors and Executive Officers as a group, 74,490 shares.

     (4) Includes, with respect to such person(s), shares of common stock subject to options exercisable within 60 days of August 5, 1994 as follows: Gordon E. Forward, 74,000 shares; Richard M. Fowler, 35,000 shares; Robert C. Moore, 16,000 shares; Robert D. Rogers, 66,000 shares; and all Directors and Executive Officers as a group, 193,000 shares.

     (5) Mr. Heffernan owns 2,500 shares of $5 Preferred Stock approximately 41.8% of the class outstanding. See Security Ownership of Certain Beneficial Owners and Management.

     (6) The wife of Mr. Heffernan owns 971 shares of Common Stock as to which he disclaims beneficial ownership.

     (7) The wife of Mr. Rogers owns 5,214 shares of Common Stock, as to which he disclaims beneficial ownership.

     (8) The wife of Mr. Rogers owns 4,000 shares of Chaparral common stock, as to which he disclaims beneficial ownership.

     (9) Includes 100 shares of Common Stock owned by the wife of Mr. Wachtmeister.



(c)  Changes in Control

     Registrant knows of no contractual arrangements which may at a subsequent date result in a change in control of the Registrant.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           ----------------------------------------------

     None

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         -----------------------------------------------------------------

(a)(1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report.

(a)(3)  Listing of Exhibits

      3. Articles of Incorporation (previously filed and incorporated herein by reference)

      4. Instruments defining rights of security holders (previously filed and incorporated herein by reference)

     The Registrant agrees to furnish to the Commission, upon request, copies of all instruments with respect to long-term debt not being registered where the total amount of securities authorized thereunder does not exceed 10% of the total assets of Registrant and its subsidiaries on a consolidated basis.

     11.  Statement re:  computation of per share earnings

     13.  Annual report to security holders

     Registrant's annual report to security holders for its last fiscal year, except for those portions thereof which are expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not to be deemed "filed" as part of this filing. Since the financial statements in the report have been incorporated by reference in this filing, the accountant's certificate is manually signed in the signed copy of this filing.

     21.  Subsidiaries of the Registrant

     23.  Consent of Independent Auditors

     24.  Power of attorney for certain members of the Board of Directors

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended May 31, 1994.

(c)  Exhibits

     The response to this portion of Item 14 is submitted as a separate section of this report.

(d)  Financial Statement Schedules

     The response to this portion of Item 14 is submitted as a separate section of this report.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of August, 1994.

                                        TEXAS INDUSTRIES, INC.



                                   By   /s/ Robert D. Rogers
                                        ----------------------------------
                                        Robert D. Rogers, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    Signature                         Title                             Date
    ---------                         -----                             ----


/s/  Robert D. Rogers            President and Chief                 August 26, 1994
- - -------------------------         Executive Officer
     Robert D. Rogers            (Principal Executive Officer)

/s/  Richard M. Fowler           Vice President - Finance and        August 26, 1994
- - -------------------------         Chief Financial Officer
     Richard M. Fowler           (Principal Financial Officer)


/s/  James R. McCraw             Vice President - Controller         August 26, 1994
- - -------------------------        (Principal Accounting Officer)
     James R. McCraw

                                 Director                            August 26, 1994
- - -------------------------
     Robert Alpert

/s/  Gordon E. Forward*          Director                            August 26, 1994
- - -------------------------
     Gordon E. Forward

/s/  Richard I. Galland*         Director                            August 26, 1994
- - -------------------------
     Richard I. Galland

/s/  Gerald R. Heffernan*        Director                            August 26, 1994
- - -------------------------
     Gerald R. Heffernan

/s/  Ralph B. Rogers*            Director                            August 26, 1994
- - -------------------------
     Ralph B. Rogers

/s/  Robert D. Rogers            Director                            August 26, 1994
- - -------------------------
     Robert D. Rogers

/s/  Ian Wachtmeister*           Director                            August 26, 1994
- - -------------------------
     Ian Wachtmeister



* BY  /s/  James R. McCraw       Vice President - Controller         August 26, 1994
      -----------------------
      James R. McCraw


                          ANNUAL REPORT ON FORM 10-K

                      ITEM 14(a)(1) and (2), (c) and (d)

                            YEAR ENDED MAY 31, 1994

                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

                                 DALLAS, TEXAS

















                  LIST OF FINANCIAL STATEMENTS AND SCHEDULES

                         FINANCIAL STATEMENT SCHEDULES

                               INDEX TO EXHIBITS

                               CERTAIN EXHIBITS

                                   FORM 10-K

                     ITEM 14(a)(1) and (2) and ITEM 14(d)

                  LIST OF FINANCIAL STATEMENTS AND SCHEDULES


     The following consolidated financial statements of Texas Industries, Inc., and subsidiaries included in the annual report of the Company to its shareholders for the year ended May 31, 1994, are incorporated herein by reference:

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

     Consolidated Balance Sheets - May 31, 1994 and 1993
     Consolidated Statements of Income - Years ended May 31, 1994, 1993 and
     1992.
     Consolidated Statements of Cash Flows - Years ended May 31, 1994, 1993 and 1992.
     Consolidated Statements of Shareholders' Equity - Years ended May 31, 1994, 1993 and 1992.
     Notes to Consolidated Financial Statements
     Report of Independent Auditors

     The following consolidated financial statement schedules for the years ended May 31, 1994, 1993 and 1992 are submitted herewith:

     Schedule III    -     Financial information of Registrant
     Schedule V      -     Property, plant and equipment
     Schedule VI     -     Accumulated depreciation, depletion and amortization
                               of property, plant and equipment.
     Schedule IX     -     Short-term borrowings
     Schedule X      -     Supplementary income statement information

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore, have been omitted.

              SCHEDULE III - FINANCIAL INFORMATION OF REGISTRANT

                                BALANCE SHEETS
                            TEXAS INDUSTRIES, INC.*

                                                          May 31,
                                                      1994       1993
                                                      ----       ----
                                                       In thousands
      ASSETS
CURRENT ASSETS
 Cash and temporary investments                     $ 28,197   $ 17,777
 Notes and accounts receivable                        33,369     40,518
 Inventories                                          17,949     19,668
 Prepaid expenses                                     18,766     17,022
                                                    --------   --------
      TOTAL CURRENT ASSETS                            98,281     94,985

OTHER ASSETS
 Investment in and net advances to
  subsidiaries                                       265,456    280,405
 Other assets                                         18,138     11,906
                                                    --------   --------
                                                     283,594    292,311

PROPERTY, PLANT AND EQUIPMENT
 Land and land improvements                           58,576     46,153
 Buildings                                            24,097     14,495
 Machinery and equipment                             279,670    210,974
                                                    --------   --------
                                                     362,343    271,622
 Less allowances for depreciation and depletion      260,545    203,038
                                                    --------   --------
                                                     101,798     68,584
                                                    --------   --------
                                                    $483,673   $455,880
                                                    ========   ========


      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Trade accounts payable                             $ 13,902   $ 18,875
 Accrued interest, wages and other items              10,100      9,259
 Current portion of long-term debt                    12,820      6,448
                                                    --------   --------
      TOTAL CURRENT LIABILITIES                       36,822     34,582

LONG-TERM DEBT                                        72,834    126,255

DEFERRED FEDERAL INCOME TAXES AND OTHER CREDITS       21,346     12,532

SHAREHOLDERS' EQUITY
 Preferred stock                                         598        598
 Common stock, $1 par value                           12,534     11,100
 Additional paid-in capital                          265,790    220,776
 Retained earnings                                    75,511     52,933
 Cost of common shares in treasury                    (1,762)    (2,896)
                                                    --------   --------
                                                     352,671    282,511
                                                    --------   --------
                                                    $483,673   $455,880
                                                    ========   ========

* Registrant only (solely parent company) with subsidiaries carried on the equity method. These statements are furnished to satisfy disclosure requirements due to the percentage of consolidated net assets which reside in subsidiary companies and which are subject to third party restrictions.

              SCHEDULE III - FINANCIAL INFORMATION OF REGISTRANT

                             STATEMENTS OF INCOME
                            TEXAS INDUSTRIES, INC.*

                                                     Year Ended May 31,
                                                 1994       1993       1992
                                                 ----       ----       ----
                                                         In thousands

NET SALES                                      $248,325   $197,829   $178,988

COSTS AND EXPENSES (INCOME)
 Cost of products sold                          198,163    162,022    160,642
 Selling, administrative and general             26,569     24,052     23,934
 Interest                                        12,980     16,621     16,821
 Other income                                    (8,613)    (7,081)   (19,731)
                                               --------   --------   --------
                                                229,099    195,614    181,666
                                               --------   --------   --------
   INCOME (LOSS) BEFORE THE FOLLOWING ITEMS      19,226      2,215     (2,678)

INCOME TAXES
 Expense (benefit)                                3,872        657     (1,792)
 Change in statutory federal tax rate               268         --         --
                                               --------   --------   --------
                                                  4,140        657     (1,792)
                                               --------   --------   --------
   INCOME (LOSS) FROM OPERATIONS                 15,086      1,558       (886)

EQUITY IN EARNINGS OF SUBSIDIARIES
 Income (loss) from continuing operations
  of subsidiaries                                10,665       (500)     2,806
                                               --------   --------   --------
    NET INCOME                                 $ 25,751   $  1,058   $  1,920
                                               ========   ========   ========

* Registrant only (solely parent company) with subsidiaries carried on the equity method. These statements are furnished to satisfy disclosure requirements due to the percentage of consolidated net assets which reside in subsidiary companies and which are subject to third party restriction.

              SCHEDULE III - FINANCIAL INFORMATION OF REGISTRANT

                           STATEMENTS OF CASH FLOWS
                            TEXAS INDUSTRIES, INC.*

                                                    Year ended May 31,
                                                  1994     1993      1992
                                                  ----     ----      ----
                                                       In thousands

NET CASH PROVIDED BY OPERATIONS                  $39,178  $21,609   $ 3,597

INVESTING ACTIVITIES:
 Capital expenditures                            (14,814)  (7,591)   (6,627)
 Proceeds from disposition of assets               2,454      377    18,040
 Purchase of investments                          (2,017)  (4,660)   (3,796)
 Proceeds from investments                         8,374    2,084        --
 Cash surrender value-insurance                     (820)   5,555    (1,839)
 Other - net                                      (7,417)  (2,151)   (3,365)
                                                 -------  -------   -------
    Net cash (used) provided by investing        (14,240)  (6,386)    2,413

FINANCING ACTIVITIES:
 Proceeds of long-term borrowing                  71,257      600       100
 Debt retirements                                (73,505)  (6,146)   (5,674)
 Dividends paid                                   (2,308)  (2,228)   (2,214)
 Other - net                                      (3,629)  (1,439)   (1,445)
                                                 -------  -------   -------
    Net cash used by financing                    (8,185)  (9,213)   (9,233)
                                                 -------  -------   -------
Increase (decrease) in cash                       16,753    6,010    (3,223)

Cash at beginning of year                         11,444    5,434     8,657
                                                 -------  -------   -------
Cash at end of year                               28,197   11,444     5,434
Temporary investments                                 --    6,333     3,796
                                                 -------  -------   -------
Cash and temporary investments at end of year    $28,197  $17,777   $ 9,230
                                                 =======  =======   =======

* Registrant only (solely parent company) with subsidiaries carried on the equity method. These statements are furnished to satisfy disclosure requirements due to the percentage of consolidated net assets which reside in subsidiary companies and which are subject to third party restriction.

              SCHEDULE III - FINANCIAL INFORMATION OF REGISTRANT

NOTES TO FINANCIAL INFORMATION OF REGISTRANT

LONG-TERM DEBT

     Long-term debt is comprised of the following:

                                                         1994      1993
                                                         ----      ----
                                                          In thousands
Secured Debt:
  Senior note due through 1999,
    interest rate at 6.69% (2% over LIBOR)             $ 71,000   $    --
  Purchase money obligations
    interest rates from 7% to 10%                           842       268

Unsecured Debt:
  Pollution control bonds, due through
    2007, interest rate 4.5% to 10%                      11,366    10,655
  12-7/8% subordinated debentures due
    1995, effective rate 13%, less
    unamortized discount                                     --    49,924
  9% convertible subordinated
    debentures due 2008                                      --    49,965
  Senior notes, due through 1994,
    interest rate at 5/8% over CD rate                       --    18,750
  Other, interest rates from 7.5% to 10%                  2,446     3,141
                                                       --------  --------
                                                         85,654   132,703
Less current maturities                                  12,820     6,448
                                                       --------  --------
                                                       $ 72,834  $126,255
                                                       ========  ========

    Annual maturities of long-term debt for each of the five succeeding years are $12.8, $16.6, $16.5, $16.4, and $15.9 million.

    The Company has available a bank line of credit of $25 million of which $4.4 million has been utilized to support letters of credit. This line is due to expire in November 1996. The interest rate charged on borrowings is 1.75% over LIBOR. Commitment fees at an annual rate of 1/2 of 1% are paid on the unused portion of this line.

    As a result of a sinking fund payment and a notice of redemption issued by the Company, holders of $46.9 million of the Company's outstanding 9% convertible subordinated debentures due in 2008 converted such debentures into 1,432,296 shares of the Company's common stock at $32.74 per share.

DIVIDENDS FROM SUBSIDIARIES

    The Company received cash dividends from subsidiaries of $6.4 million in 1994, and $4.8 million in 1993 and 1992.

RESTRICTED TRANSFER OF ASSETS FROM SUBSIDIARIES

    A subsidiary has loan covenants that restrict the transfer of assets by loans, advances or dividends to the parent. These covenants require that the subsidiary maintain minimum levels of working capital, restrict loans and the percentage of net income that can be distributed as dividends. The restricted net assets were $188.1 million and the restricted retained earnings were $35.7 million at May 31, 1994. The retained earnings of subsidiaries included in the consolidated retained earnings at May 31, 1994, were $24.5 million.

                  SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES
                                 In thousands

                              Balance at                                Other     Balance at
                               Beginning    Additions                  Changes      End of
       Classification          of Period     at Cost   Retirements   Add (Deduct)   Period
- - ---------------------------   ----------    ---------  -----------   -----------  ----------

Year ended May 31, 1994:
 Land and land improvements     $ 86,697     $ 4,051      $    63      $           $ 90,685-A
 Buildings                        51,533         324           81                    51,776
 Machinery and equipment         617,411      10,341        3,990            9 -D   623,771
 Capital leases                   15,156          90          462                    14,784
 Mobile equipment                 65,276       2,578        6,683           (9)-D    61,162
 Office furniture & fixtures       7,650       1,602          447                     8,805
 Leasehold improvements              288          21                       (56)-B       253
 Construction in progress         14,745       4,298-C                               19,043
                                --------     -------      -------      -------     --------
                                $858,756     $23,305      $11,726      $   (56)    $870,279
                                ========     =======      =======      =======     ========

Year ended May 31, 1993:
 Land and land improvements     $ 86,483     $   589      $   372      $    (3)-D  $ 86,697-A
 Buildings                        51,435         224          126                    51,533
 Machinery and equipment         609,981       8,567        1,140            3 -D   617,411
 Capital leases                   15,196          57           97                    15,156
 Mobile equipment                 64,611       3,558        1,525       (1,368)-D    65,276
 Office furniture & fixtures       7,165         712          227                     7,650
 Leasehold improvements              269          77                       (58)-B       288
 Construction in progress         10,595       4,150-C                               14,745
                                --------     -------      -------      -------     --------
                                $845,735     $17,934      $ 3,487      $(1,426)    $858,756
                                ========     =======      =======      =======     ========

Year ended May 31, 1992:
 Land and land improvements     $ 90,101     $ 1,124      $ 4,742      $           $ 86,483-A
 Buildings                        52,376         937        1,878                    51,435
 Machinery and equipment         602,051      15,196        7,266                   609,981
 Capital leases                   16,665         241        1,710                    15,196
 Mobile equipment                 70,546       2,626        8,561                    64,611
 Office furniture & fixtures       7,663         648        1,146                     7,165
 Leasehold improvements              303         127           25         (136)-B       269
 Construction in progress          9,504       1,094-C          3                    10,595
                                --------     -------      -------      -------     --------
                                $849,209     $21,993      $25,331      $  (136)    $845,735
                                ========     =======      =======      =======     ========

   ()      - Indicates negative amount or deduction.
   Note A  - Includes land subject to depletion in the amount of $21,055,000 in
             1994, $20,255,000 in 1993 and $19,687,000 in 1992.
   Note B  - Amortization charged against income.
   Note C  - Net change (additions less completions).
   Note D  - Miscellaneous reclassifications.
   Note E - The rates generally used in computing provision for depreciation and depletion are as follows:

Land improvements              2.5% to 33.3%
Buildings                      2.5% to 33.3%
Machinery and equipment        3.33% to 33.3%
Capital leases                 6.66% to 33.3%
Mobile equipment               6.66% to 33.3%
Office furniture and fixtures  5% to 33.3%
Depletable assets              $0.00112 to $1.599 per ton of sand, gravel, etc.
                               extracted

      SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                       OF PROPERTY, PLANT AND EQUIPMENT


                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES
                                 In thousands

                               Balance at                             Other      Balance at
                               Beginning   Additions                 Changes       End of
       Classification          of Period    at Cost   Retirements  Add (Deduct)    Period
- - ----------------------------   ---------  ----------  -----------  ------------  ----------

Year ended May 31, 1994:
 Land and land improvements     $ 35,391     $ 3,337      $    19      $           $ 38,709-A
 Buildings                        23,893       1,761           81                    25,573
 Machinery and equipment         356,699      34,582        3,854            9 -B   387,436
 Capital leases                   14,743         186          462                    14,467
 Mobile equipment                 56,263       2,942        6,518           (9)-B    52,678
 Office furniture & fixtures       6,209         761          447                     6,523
                                --------     -------      -------      -------     --------
                                $493,198     $43,569      $11,381      $    --     $525,386
                                ========     =======      =======      =======     ========

Year ended May 31, 1993:
 Land and land improvements     $ 32,731     $ 2,953      $   293      $           $ 35,391-A
 Buildings                        22,223       1,790          120                    23,893
 Machinery and equipment         322,532      35,248        1,081                   356,699
 Capital leases                   14,635         206           98                    14,743
 Mobile equipment                 54,935       3,469        1,494         (647)-B    56,263
 Office furniture & fixtures       5,639         740          170                     6,209
                                --------     -------      -------      -------     --------
                                $452,695     $44,406      $ 3,256      $  (647)    $493,198
                                ========     =======      =======      =======     ========

Year ended May 31, 1992:
 Land and land improvements     $ 29,804     $ 3,379      $   452      $           $ 32,731-A
 Buildings                        21,665       1,868        1,310                    22,223
 Machinery and equipment         293,131      35,229        5,828                   322,532
 Capital leases                   16,172         173        1,710                    14,635
 Mobile equipment                 57,088       4,806        6,959                    54,935
 Office furniture & fixtures       5,993         733        1,087                     5,639
                                --------     -------      -------      -------     --------
                                $423,853     $46,188      $17,346      $           $452,695
                                ========     =======      =======      =======     ========

  Note A  - Includes depletion on land of $8,404,000 in 1994, $7,704,000 in 1993 and $7,168,000 in 1992.
  Note B  - Miscellaneous reclassifications.

                      SCHEDULE IX - SHORT-TERM BORROWINGS


                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES
                                 In thousands

                                                       Maximum        Average         Weighted
                                         Weighted      Amount         Amount          Average
                             Balance     Average     Outstanding    Outstanding      Interest
  Category of Aggregate      at End      Interest    During the     During the      Rate During
  Short-Term Borrowings     of Period      Rate        Period         Period        the Period
- - --------------------------  ---------  ------------  -----------  --------------  ---------------

Year ended May 31, 1994:
 CHAPARRAL STEEL COMPANY
   Borrowings from banks     $15,000       4.34%       $20,000       $7,250(1)        4.36%(2)
Year ended May 31, 1993:
 CHAPARRAL STEEL COMPANY
   Borrowings from banks         -0-       6.21%         4,000          -0-(1)(3)       N/A(2)(3)
Year ended May 31, 1992:
 CHAPARRAL STEEL COMPANY
   Borrowings from banks         -0-       6.51%        13,000        4,500(1)        7.12%(2)


(1)  Computed on total of each month's ending balance divided by 12.

(2) Computed by dividing interest expense for the period by the average amount outstanding during the period.

(3)  No borrowings were outstanding at the month-ends during the period.

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION


                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES
                                 In thousands

                                                    Year ended May 31,
                                                1994       1993       1992
                                               -------    -------    -------

Maintenance and repairs                        $81,403    $85,246 *  $84,886 *

Depreciation and amortization of
  intangible assets and commissioning costs      5,336      5,336      3,324

Taxes, other than payroll and income taxes:
  Property & miscellaneous taxes                11,630     10,179      9,540
  Franchise taxes                                1,163      1,092      1,149
                                               -------    -------    -------
                                                12,793     11,271     10,689

Royalties                                        3,053      2,294      1,846


Amounts for advertising costs are not presented as such amounts are less than 1% of total sales and revenues.

* Certain items in prior year amounts were reclassified to conform to current year presentation.

                               INDEX TO EXHIBITS




EXHIBITS                          DESCRIPTION
- - --------                          -----------

     3. Articles of Incorporation (previously filed and incorporated herein by reference)

     4. Instruments defining rights of security holders (previously filed and incorporated herein by reference)

     The Registrant agrees to furnish to the Commission, upon request, copies of all instruments with respect to long-term debt not being registered where the total amount of securities authorized thereunder does not exceed 10% of the total assets of Registrant and its subsidiaries on a consolidated basis.

     11. Statement re: computation of per share earnings

     13. Annual report to security holders

     Registrant's annual report to security holders for its last fiscal year, except for those portions thereof which are expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not to be deemed "filed" as part of this filing. Since the financial statements in the report have been incorporated by reference in this filing, the accountant's certificate is manually signed in the signed copy of this filing.

     21. Subsidiaries of the Registrant

     23. Consent of Independent Auditors

     24. Power of attorney for certain members of the Board of Directors