Form 10-Q
period 1994-08-31
TEXAS INDUSTRIES INC
filed 1994-10-13
CIK 97472

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q



(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 1994


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE   ACT OF 1934

     For the transition period from ________________ to ________________


     Commission File Number 1-4887


                            TEXAS INDUSTRIES, INC.
            (Exact name of registrant as specified in the charter)


          Delaware                                      75-0832210
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)


               7610 Stemmons Freeway, #200, Dallas, Texas 75247
             (Address of principal executive offices)  (Zip Code)


       Registrants telephone number, including area code (214) 647-6700



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                              ---    ---

     As of October 7, 1994, 12,494,009 shares of Registrant's Common Stock, $1.00 par value, were outstanding.

                                     INDEX

                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION                                         Page
- -----------------------------
Item 1.  Financial Statements

         Consolidated Balance Sheets -- August 31, 1994
            and May 31, 1994............................................3

         Consolidated Statements of Income -- three months ended
            August 31, 1994 and August 31, 1993.........................4

         Consolidated Statements of Cash Flows -- three months
            ended August 31, 1994 and August 31, 1993...................5

         Notes to Consolidated Financial Statements
            August 31, 1994.............................................6

         Independent Accountants' Review Report........................10

Item 2.  Management's Discussion and Analysis of
            Operating Results and Financial Condition..................11

PART II.  OTHER INFORMATION
- ---------------------------

Item 6.  Exhibits and Reports on Form 8-K..............................14

SIGNATURES
- ----------

                                  (Unaudited)
                          CONSOLIDATED BALANCE SHEETS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


                                                   August 31,    May 31,
                                                      1994        1994
                                                   ----------    -------
                                                        In thousands
     ASSETS
CURRENT ASSETS
 Cash and temporary investments                      $ 31,384   $ 31,766
 Notes and accounts receivable                         94,896     76,815
 Inventories                                          118,195    135,851
 Prepaid expenses                                      35,903     32,646
                                                     --------   --------
     TOTAL CURRENT ASSETS                             280,378    277,078

OTHER ASSETS
 Real estate and other investments                     30,241     30,523
 Goodwill                                              72,337     72,916
 Commissioning costs and other assets                  23,342     23,710
                                                     --------   --------
                                                      125,920    127,149

PROPERTY, PLANT AND EQUIPMENT
 Land and land improvements                            90,794     90,685
 Buildings                                             53,364     51,776
 Machinery and equipment                              734,906    727,818
                                                     --------   --------
                                                      879,064    870,279
 Less allowances for depreciation                     529,674    525,386
                                                     --------   --------
                                                      349,390    344,893
                                                     --------   --------
                                                     $755,688   $749,120
                                                     ========   ========

     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes payable to banks                              $ 10,000   $ 15,000
 Trade accounts payable                                47,473     44,022
 Accrued interest, wages and other items               28,754     25,546
 Current portion of long-term debt                     30,789     31,127
                                                     --------   --------
     TOTAL CURRENT LIABILITIES                        117,016    115,695

LONG-TERM DEBT                                        165,821    171,263

DEFERRED FEDERAL INCOME TAXES AND OTHER CREDITS        73,546     73,196

MINORITY INTEREST                                      36,426     36,295

SHAREHOLDERS' EQUITY
 Preferred stock                                          598        598
 Common stock, $1 par value                            12,534     12,534
 Additional paid-in capital                           265,790    265,790
 Retained earnings                                     85,612     75,511
 Cost of common shares in treasury                     (1,655)    (1,762)
                                                     --------   --------
                                                      362,879    352,671
                                                     --------   --------
                                                     $755,688   $749,120
                                                     ========   ========




See notes to consolidated financial statements.

                                  (Unaudited)
                       CONSOLIDATED STATEMENTS OF INCOME
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


                                                Three months ended
                                                     August 31,
                                                1994            1993
                                                ----            ----
                                           In thousands except per share
NET SALES                                     $200,967         $168,748

COSTS AND EXPENSES (INCOME)
 Cost of products sold                         167,421          144,291
 Selling, general and administrative            12,668           13,547
 Interest                                        5,512            7,933
 Other income                                   (1,121)          (1,714)
                                              --------         --------
                                               184,480          164,057
                                              --------         --------
     INCOME BEFORE THE FOLLOWING ITEMS          16,487            4,691

INCOME TAXES
 Expense (benefit)                               5,307            1,483
 Change in statutory federal tax rate               --            1,949
                                              --------         --------
                                                 5,307            3,432
                                              --------         --------
                                                11,180            1,259

Minority interest in Chaparral                    (414)             167
                                              --------         --------

                            NET INCOME        $ 10,766         $  1,426
                                              ========         ========


Average common shares                           12,663           11,085

Net income per common share                       $.85         $    .13
                                              ========         ========

Cash dividends                                    $.05         $    .05
                                              ========         ========




See notes to consolidated financial statements.

                                  (Unaudited)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES



                                                    Three months ended
                                                         August 31,
                                                      1994        1993
                                                      ----        ----
                                                       In thousands
OPERATING ACTIVITIES
 Net income                                          $ 10,766   $ 1,426
 Gain on disposal of assets                              (486)     (620)
 Non-cash items
   Depreciation, depletion and amortization            12,233    12,256
   Deferred taxes                                       2,061     1,276
   Undistributed minority interest                        130      (411)
   Other - net                                          1,158       700
 Changes in operating assets and liabilities
   Notes and accounts receivable                      (18,018)   (9,968)
   Inventories and prepaid expenses                    12,435     4,351
   Accounts payable and accrued liabilities             6,964    (3,618)
   Real estate and investments                            282       445
                                                     --------   -------
     Net cash provided by operations                   27,525     5,837

INVESTING ACTIVITIES
 Capital expenditures                                 (15,696)   (6,074)
 Proceeds from disposition of assets                      516       678
 Purchase of temporary investments                         --    (2,017)
 Proceeds from temporary investments                       --       992
 Cash surrender value - insurance                        (135)     (132)
 Other - net                                             (346)     (443)
                                                     --------   -------
     Net cash used by investing                       (15,661)   (6,996)

FINANCING ACTIVITIES
 Proceeds of short-term borrowing                          --     5,000
 Repayments of short-term borrowing                    (5,000)       --
 Proceeds of long-term borrowing                           --       196
 Debt retirements                                      (5,791)   (8,127)
 Dividends paid                                          (632)     (558)
 Other - net                                             (823)     (132)
                                                     --------   -------
     Net cash used by financing                       (12,246)   (3,621)
                                                     --------   -------
Decrease in cash                                         (382)   (4,780)

Cash at beginning of period                            31,766    26,756
                                                     --------   -------
Cash at end of period                                  31,384    21,976
Temporary investments                                      --     7,350
                                                     --------   -------
Cash and temporary investments at end of period      $ 31,384   $29,326
                                                     ========   =======




See notes to consolidated financial statements.

(Unaudited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 1994, are not necessarily indicative of the results that may be expected for the year ended May 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1994.

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

     Goodwill, currently being amortized on a straight-line basis over a 40-year period, is net of accumulated amortization of $10.5 million at August 31, 1994 and $9.9 million at May 31, 1994. Management regularly reviews remaining goodwill with consideration toward recovery through future operating results (undiscounted) at the current rate of amortization.

     The Company's policy for new facilities is to capitalize certain costs until the facility is substantially complete and ready for its intended use. Chaparral began the commissioning of the large beam mill in February 1991. The mill was substantially complete and ready for its intended use in the third quarter of fiscal 1992 with a total of $15.1 million of costs deferred. During the three months ended August 31, 1994 and 1993, $754,000 was expensed on a five-year straight-line amortization. Total accumulated amortization is $7.8 million.

WORKING CAPITAL

     Working capital totaled $163.4 million at August 31, 1994, compared to $161.4 million at May 31, 1994.

     Notes and accounts receivable of $94.9 million at August, compared with $76.8 million at May, are presented net of allowances for doubtful receivables of $4.8 million at August and $4.6 million at May.

     Inventories are as follows:

                                                        August        May
                                                        ------        ---
                                                          In thousands
       Finished products                               $ 57,538  $ 72,583
       Work in process                                   16,385    21,708
       Raw materials and supplies                        44,272    41,560
                                                       --------  --------
                                                       $118,195  $135,851
                                                       ========  ========


     Inventories are stated at cost (not in excess of market) generally using the last-in, first-out method (LIFO). If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $12.0 million at August and May.

LONG-TERM DEBT

     Long-term debt is comprised of the following:


                                                        August        May
                                                        ------        ---
                                                          In thousands
Secured Debt
 Senior note due through 1999, interest rate at
   6.81% (1.5% over LIBOR)                             $ 68,250  $ 71,000

 First mortgage notes of Chaparral, due through
   1995, interest rates from 6.59% to 7.09%
   (up to 2% over LIBOR)                                  4,423     7,256

 First mortgage notes of Chaparral due
   through 2001, interest rate 14.2%                     26,595    26,595

 Purchase money obligations, maturing through 1999,
   interest rates from 7% to 11.5%                        3,615     3,727

Unsecured Debt
 Senior notes of Chaparral, due through 2004,
   interest rates to 10.85%                              80,000    80,000

 Pollution control bonds, due through 2007,
   interest rates from 5.81% to 10%                      11,366    11,366

 Other, maturing through 2005, interest rates
   from 7.5% to 10%                                       2,361     2,446
                                                       --------  --------
                                                        196,610   202,390
                                                         30,789    31,127
                                                       --------  --------
                                                       $165,821  $171,263
                                                       ========  ========

   Annual maturities of long-term debt for each of the five succeeding years are $30.8, $31.0, $28.6, $28.5, and $24.3 million.

   The Company has available a bank line of credit of $25 million of which $4.7 million has been utilized to support letters of credit. This line is due to expire in November 1996. The interest rate charged on borrowings is 1.25% over LIBOR. Commitment fees at an annual rate of 1/2 of 1% are paid on the unused portion of this line.

   Chaparral has utilized $10 million of its $20 million available bank lines of credit, which are due to expire on January 1995, if not renewed. Interest
rates on borrowings  currently range  from 5% to 5.03%.   Commitment
fees at an annual rate of 3/8 of 1% are paid on the unused portions of these lines.

   The loan agreements contain covenants which provide for minimum working capital, restrictions on purchases of treasury stock, payment of dividends on common stock, limitations on incurring certain indebtedness and making certain investments. Under the most restrictive of these agreements, the aggregate amount of annual cash dividends on common stock is limited based on the ratio, excluding Chaparral, of earnings before interest, taxes, depreciation and amortization plus dividends from Chaparral to fixed charges. Chaparral loan agreements also restrict dividends and advances to its shareholders, including the parent company, to $32.5 million as of August 31, 1994. The Company and Chaparral are in compliance with all loan covenant restrictions.

   Property, plant and equipment, principally Chaparral's, carried at a net amount of approximately $226.6 million at August 31, 1994 is mortgaged as collateral for $34.6 million of secured debt. The Company's Chaparral stock is pledged as collateral for the $68 million Senior note and the $25 million line of credit.

   The amount of interest paid for the three months presented was $3.5 million in 1994 and $10.1 million in 1993.


SHAREHOLDERS' EQUITY

   Common stock consists of:

                                                    August     May
                                                    ------     ---
                                                     In thousands
     Shares authorized                              15,000  15,000
     Shares outstanding at end of period            12,492  12,489
     Average shares outstanding for period,
       including equivalents                        12,663  11,327
     Shares held in treasury                            42      45
     Shares reserved for stock options and other     1,322   1,334


   There are authorized 100,000 shares of Cumulative Preferred Stock, no par value, of which 20,000 shares are designated $5 Cumulative Preferred Stock (Voting), redeemable at $105 per share and entitled to $100 per share upon dissolution. There were 5,976 shares of $5 Cumulative Preferred Stock outstanding at August 1994 and May 1994.

   An additional 50,000 shares are designated Series A Junior Participating Preferred Stock, redeemable under certain conditions at a redemption price, subject to adjustment, equal to 200 times the aggregate amount to be distributed per share to holders of Common Stock but not less than $100. There are outstanding rights, issued to common shareholders under the Company's Shareholders Protection Plan, to purchase 48,484 shares of Series A Junior Participating Preferred Shares, none of which were outstanding. Under certain conditions, each right may be exercised to purchase one two-hundredth of a share for $100. The rights, which are non-voting, expire in 1996 and may be redeemed by the Company at a price of five cents per right at any time.

STOCK OPTION PLANS

   The Company's stock option plans provide that non-qualified and incentive stock options to purchase Common Stock may be granted to officers and key
employees  at  market prices  at date  of  grant.   Generally, options  become
exercisable in installments beginning one or two years after date of grant, and
expire six or ten years later depending  on the initial date of grant.   A
summary of option transactions for the three months ended August 31, 1994, follows:

                                             Shares        Aggregate
                                           Under Option   Option Price
                                           -------------  -------------
                                                   In thousands

     Outstanding at beginning of period         360        $ 7,783
       Granted                                   91          3,066
       Exercised                                 (1)           (36)
       Cancelled                                (10)          (366)
                                                ---        -------
     Outstanding at end of period               440        $10,447
                                                ===        =======

     Reserved for future options                823
                                                ===

INCOME TAXES

   Federal income taxes for the interim periods ended August 31, 1994 and 1993, have been included in the accompanying financial statements on the basis of an estimated annual rate. Without consideration of the additional tax provision caused by the change in the statutory federal tax rate, the estimated annualized tax rate is 32.2% for 1994 compared with 31.6% for 1993. The primary reason that these respective tax rates differ from the 35% statutory corporate rate is due to goodwill expense which is not tax deductible, percentage depletion which is tax deductible and the benefit of utilization of investment tax credit carryforward amounts. The Company made income tax payments of $2,556,000 in 1994 and $1,404,000 in 1993.

   Effective June 1, 1992, the Company adopted Statement of Financial Accounting Standards 109, Accounting for Income Taxes (SFAS 109). An additional income tax provision of $1,949,000 was recognized in the interim period ended August 31, 1993 due to federal tax legislation enacted on August 10, 1993 which raised the corporate tax rate to 35%.

LEGAL PROCEEDINGS AND CONTINGENT LIABILITIES

   The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, air emissions, furnace dust disposal and wastewater discharge. The Company believes it is in substantial compliance with applicable environmental laws and regulations. Notwithstanding such compliance, if damage to persons or property or contamination of the environment has been or is caused by the conduct of the Company's business or by hazardous substances or wastes used in, generated or disposed of by the Company, the Company may be held liable for such damages and be required to pay the cost of investigation and remediation of such contamination. The amount of such liability could be material. Changes in federal or state laws, regulations or requirements or discovery of unknown conditions could require additional expenditures by the Company.

   The Company and subsidiaries are defendants in lawsuits which arose in the normal course of business. In managements judgment (based on the opinion of counsel) the ultimate liability, if any, from such legal proceedings will not have a material effect on the consolidated financial position.

                                   EXHIBIT A
                                   ---------

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors
Texas Industries, Inc.



We have reviewed the accompanying condensed consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of August 31, 1994, and the related condensed consolidated statements of income and cash flows for the three-month periods ended August 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of May 31, 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended [not present herein] and in our report dated July 15, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                           /s/Ernst & Young LLP
                                           --------------------



September 15, 1994

                                  (Unaudited)
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF OPERATING RESULTS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

   Comparison of operations and financial condition for the three months ended August 31, 1994 to the three months ended August 31, 1993.

   Consolidated net sales of $201.0 million increased 19% over last year as both business segments enjoyed increased demand and higher pricing. Steel sales were $124.4 million, up 22% on 5% higher average prices and 16% greater tonnage. Large beam tonnage was up sharply over year ago shipments on slightly higher pricing. However, overall structural pricing trended down slightly over the summer months following scrap prices which declined modestly during the same period. Steel orders during the quarter were at the highest level seen in two years. Cement/concrete sales grew by 15% to $76.6 million, resulting primarily from an expansion of north Texas ready-mix capacity and higher cement pricing. Cement and aggregate shipments were up only slightly as unseasonal rains delayed work in June and July. Annualized cement shipments should remain at capacity levels as construction demand continues to improve. However, increases in cement shipments above productive capacity are not attainable without outside purchases since inventories have been depleted. Ready-mix yardage increased 20% as certain Dallas/Ft. Worth plant sites and trucks were purchased from a competitor early in the current quarter. Average trade price of cement increased 19%, while ready-mix and aggregates increased 5% over the prior year quarter. Pricing on these products continued to trend up during the quarter.

BUSINESS SEGMENTS


                                       Three months ended
                                            August 31,
                                         1994       1993
                                         ----       ----
                                           In thousands
NET SALES
   Bar mill                           $ 40,527   $ 31,475
   Structural mills                     82,945     69,542
   Transportation                          910        879
                                      --------   --------
   TOTAL STEEL                         124,382    101,896

   Cement                               28,494     23,912
   Ready-mix                            27,967     22,202
   Stone, sand & gravel                 17,424     15,755
   Other products                       16,735     14,829
   Interplant                          (14,035)    (9,846)
                                      --------   --------
   TOTAL CEMENT/CONCRETE                76,585     66,852
                                      --------   --------
   TOTAL NET SALES                    $200,967   $168,748
                                      ========   ========

UNITS SHIPPED
   Bar mill(tons)                          120        100
   Structural mills (tons)                 245        215
                                      --------   --------
   TOTAL STEEL TONS                        365        315

   Cement (tons)                           575        565
   Ready-mix (cubic yards)                 599        499
   Stone, sand & gravel (tons)           3,387      3,268


                                                                             Three months ended
                                                                                 August 31,
                                                                               1994       1993
                                                                               ----       ----
                                                                                 In thousands

STEEL OPERATIONS
   Gross profit                                                              $18,463    $16,549
   Less: Depreciation & amortization                                           8,408      8,406
         Selling, general & administrative                                     3,935      4,579
         Other income                                                           (129)      (789)
                                                                             -------    -------
   OPERATING PROFIT                                                            6,249      4,353

CEMENT/CONCRETE OPERATIONS
   Gross profit                                                               26,887     19,788
   Less: Depreciation, depletion & amortization                                3,621      3,653
         Selling, general & administrative                                     5,113      5,288
         Other income                                                           (692)      (721)
                                                                             -------    -------
   OPERATING PROFIT                                                           18,845     11,568
                                                                             -------    -------
   TOTAL OPERATING PROFIT                                                     25,094     15,921

CORPORATE RESOURCES
   Other income                                                                  300        204
   Less: Depreciation & amortization                                             204        197
         Selling, general & administrative                                     3,191      3,304
                                                                             -------    -------
                                                                              (3,095)    (3,297)

INTEREST EXPENSE                                                              (5,512)    (7,933)
                                                                             -------    -------

INCOME BEFORE TAXES & OTHER ITEMS                                            $16,487    $ 4,691
                                                                             =======    =======

   Consolidated cost of products sold, including depreciation and amortization, was $167.4 million, an increase of $23.1 million , due mostly to the cost of 50,000 added tons of steel and higher expense of purchased scrap. Steel cost of sales was $114.3 million, an increase of $20.6 million. Scrap costs were 10% higher than in 1993. Cement/concrete was up $2.5 million to $53.1 million, due primarily to increased ready-mix volume.

   Operating profit of $25.1 million in 1994 was $9.2 million higher than the year ago quarter due to higher sales and improved margins. Profits were $3.5 million lower in steel than the May quarter due to the normal, scheduled summer shut-down to refurbish the production facilities. Cement/concrete profits were $2.4 million lower than the May quarter due to higher cement kiln maintenance at both plants and lower volumes of concrete products in South Texas and Louisiana due to unseasonal rains.

   Selling, general and administrative, at $12.7 million, decreased by $879,000 principally due to steel severance expenses borne in 1993. Changes in cement/concrete and corporate resources were minor. Interest expense declined $2.4 million to $5.5 million in 1994 due to last years debt reduction and restructuring with lower interest rates.

   Income tax expense was provided at a slightly higher effective tax rate which anticipates more pre-tax income in 1994 to be taxed at the 35% U. S. corporate rate. In 1993 a $1.9 million non-cash adjustment was made to the balance sheet liability for deferred federal income taxes as a result of the 1% tax increase enacted in August 1993.

CASH FLOWS

   Net cash provided by operations, at $27.5 million in 1994, is $21.7 million higher than in 1993 due to higher income and overall improvement in working capital items. Chaparral reduced inventories by $17.4 million. Accounts receivable, on higher monthly sales, increased $6.3 million in steel and $11.7 million in cement/concrete. Average days' sales were slightly higher in steel and somewhat lower in cement/concrete.

   Investing activities used $15.7 million cash in 1994 as compared to $7.0 million in 1993. Capital expenditures have been higher this year as expected.

   Financing activities used $8.6 million more, or $12.2 million in 1994 due primarily to repayment of $5 million in Chaparral bank debt this year as compared to 1993 borrowing of a like amount.

FINANCIAL CONDITION

   TXI has a $25 million bank line of credit available, $4.7 million of which is utilized to support letters of credit. Chaparral has short-term credit facilities of $20 million, $10 million of which was drawn as of August 31, 1994. These arrangements are eligible to renew in November of 1996 and January 1995, respectively.

   The Company anticipates that with these or similar credit facilities and anticipated cash from operations, funds will be adequate to provide for capital expenditures, scheduled debt repayments and other known working capital needs.

PART II.  OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K

      The following exhibits are included herein:

              (11) Statement re:  Computation of earnings per share

              (15) Letter re:  Unaudited Interim Financial Information

              (27) Financial Data Schedule

      This schedule contains summary financial information extracted from the Registrant's Unaudited August 31, 1994 Consolidated Financial Statements and is qualified in its entirety by reference to such financial statements.


      The Registrant did not file any reports on Form 8-K during the three months ended August 31, 1994.



                                  SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     TEXAS INDUSTRIES, INC.



October 13, 1994                     /s/ Richard M. Fowler
- ----------------                     ---------------------
                                     Richard M. Fowler
                                     Vice President & Chief Financial Officer




October 13, 1994                     /s/  James R. McCraw
- ----------------                     --------------------
                                     James R. McCraw
                                     Vice President - Controller

                               INDEX TO EXHIBITS



   EXHIBITS             DESCRIPTION
   --------             -----------

      11. Statement re:  computation of per share earnings

      15. Letter re:  Unaudited Interim Financial Information

      27. Financial Data Schedule

      This schedule contains summary financial information extracted from the Registrant's Unaudited August 31, 1994 Consolidated Financial Statements and is qualified in its entirety by reference to such financial statements.