Form 10-Q
period 1994-11-30
TEXAS INDUSTRIES INC
filed 1995-01-13
CIK 97472

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q



(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 1994


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


          1341 West Mockingbird Lane, #700W, Dallas, Texas 75247-6913
          (Address of principal executive offices)         (Zip Code)


       Registrant's telephone number, including area code (214) 647-6700



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

     As of January 6, 1995, 12,405,872 shares of Registrant's Common Stock, $1.00 par value, were outstanding.

                                     INDEX

                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION                                               Page
- -----------------------------

Item 1.  Financial Statements

         Consolidated Balance Sheets -- November
          30, 1994 and May 31, 1994........................................  3

         Consolidated Statements of Income -- three months ended and six months ended November 30, 1994 and November 30, 1993.............  4

         Consolidated Statements of Cash Flows -- six months ended
          November 30, 1994 and November 30, 1993..........................  5

         Notes to Consolidated Financial Statements
          November 30, 1994 ...............................................  6

         Independent Accountants' Review Report............................ 10

Item 2.  Management's Discussion and Analysis of
          Operating Results and Financial Condition........................ 11

PART II.  OTHER INFORMATION
- ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders............... 14

Item 6.  Exhibits and Reports on Form 8-K.................................. 14

SIGNATURES
- ----------

                                  (Unaudited)
                          CONSOLIDATED BALANCE SHEETS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES



                                                     November 30,    May 31,
                                                         1994         1994
                                                     -------------  ---------
                                                           In thousands
       ASSETS
  CURRENT ASSETS
   Cash and temporary investments                        $ 21,372   $ 31,766
   Notes and accounts receivable                           85,335     76,815
   Inventories                                            121,982    135,851
   Prepaid expenses                                        32,230     32,646
                                                         --------   --------
       TOTAL CURRENT ASSETS                               260,919    277,078

  OTHER ASSETS
   Real estate and other investments                       29,845     30,523
   Goodwill                                                71,757     72,916
   Commissioning costs and other assets                    25,672     23,710
                                                         --------   --------
                                                          127,274    127,149

  PROPERTY, PLANT AND EQUIPMENT
   Land and land improvements                              93,403     90,685
   Buildings                                               53,472     51,776
   Machinery and equipment                                727,233    727,818
                                                         --------   --------
                                                          874,108    870,279
   Less allowances for depreciation                       533,047    525,386
                                                         --------   --------
                                                          341,061    344,893
                                                         --------   --------
                                                         $729,254   $749,120
                                                         ========   ========

       LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
   Notes payable to banks                                $     --   $ 15,000
   Trade accounts payable                                  46,284     44,022
   Accrued interest, wages and other items                 26,881     25,546
   Current portion of long-term debt                       20,914     31,127
                                                         --------   --------
       TOTAL CURRENT LIABILITIES                           94,079    115,695

  LONG-TERM DEBT                                          150,448    171,263

  DEFERRED FEDERAL INCOME TAXES AND OTHER CREDITS          75,198     73,196

  MINORITY INTEREST                                        37,203     36,295

  SHAREHOLDERS' EQUITY
   Preferred stock                                            598        598
   Common stock, $1 par value                              12,534     12,534
   Additional paid-in capital                             265,790    265,790
   Retained earnings                                       96,914     75,511
   Cost of common shares in treasury                       (3,510)    (1,762)
                                                         --------   --------
                                                          372,326    352,671
                                                         --------   --------
                                                         $729,254   $749,120
                                                         ========   ========



  See notes to consolidated financial statements.

                                  (Unaudited)
                       CONSOLIDATED STATEMENTS OF INCOME
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES



                                          Three months ended     Six months ended
                                             November 30,          November 30,
                                           1994       1993       1994       1993
                                         ---------  ---------  ---------  ---------
                                               In thousands except per share

NET SALES                                $201,095   $173,123   $402,062   $341,871

COSTS AND EXPENSES (INCOME)
 Cost of products sold                    165,668    147,470    333,089    291,761
 Selling, general and administrative       13,883     10,700     26,551     24,247
 Interest                                   5,024      6,932     10,536     14,865
 Other income                              (2,942)    (1,507)    (4,063)    (3,221)
                                         --------   --------   --------   --------
                                          181,633    163,595    366,113    327,652
                                         --------   --------   --------   --------
  INCOME BEFORE THE FOLLOWING ITEMS        19,462      9,528     35,949     14,219

INCOME TAXES
 Expense                                    6,390      3,097     11,697      4,580
 Change in statutory federal tax rate          --         --         --      1,949
                                         --------   --------   --------   --------
                                            6,390      3,097     11,697      6,529
                                         --------   --------   --------   --------
                                           13,072      6,431     24,252      7,690

Minority interest in Chaparral             (1,062)      (846)    (1,476)      (679)
                                         --------   --------   --------   --------

                       NET INCOME        $ 12,010   $  5,585   $ 22,776   $  7,011
                                         ========   ========   ========   ========

Average common shares                      12,648     11,098     12,655     11,092

Net income per common share              $    .96   $    .51   $   1.81   $    .64
                                         ========   ========   ========   ========

Cash dividends                           $    .05   $    .05   $    .10   $    .10
                                         ========   ========   ========   ========




See notes to consolidated financial statements.

                                  (Unaudited)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES



                                                       Six months ended
                                                         November 30,
                                                       1994       1993
                                                     ---------  ---------
                                                         In thousands
  OPERATING ACTIVITIES
   Net income                                        $ 22,776   $  7,011
   Gain on disposal of assets                            (483)    (1,059)
   Non-cash items
     Depreciation, depletion and amortization          24,473     24,529
     Deferred taxes                                     3,363      2,105
     Undistributed minority interest                      908        151
     Other - net                                        1,789      1,385
   Changes in operating assets and liabilities
     Notes and accounts receivable                     (8,455)    (3,972)
     Inventories and prepaid expenses                  12,390     (1,930)
     Accounts payable and accrued liabilities           3,948     (2,441)
     Real estate and investments                          678        501
                                                     --------   --------
       Net cash provided by operations                 61,387     26,280

  INVESTING ACTIVITIES
   Capital expenditures                               (19,676)   (10,913)
   Proceeds from disposition of assets                    909      1,127
   Purchase of temporary investments                       --     (2,017)
   Proceeds from temporary investments                     --      4,706
   Cash surrender value - insurance                    (2,288)      (181)
   Other - net                                             72       (423)
                                                     --------   --------
       Net cash used by investing                     (20,983)    (7,701)

  FINANCING ACTIVITIES
   Proceeds of short-term borrowing                        --      5,000
   Repayments of short-term borrowing                 (15,000)    (5,000)
   Proceeds of long-term borrowing                         63     50,517
   Debt retirements                                   (31,106)   (77,766)
   Purchase of treasury shares                         (2,034)        --
   Dividends paid                                      (1,264)    (1,117)
   Other - net                                         (1,457)    (1,416)
                                                     --------   --------
       Net cash used by financing                     (50,798)   (29,782)
                                                     --------   --------
  Decrease in cash                                    (10,394)   (11,203)

  Cash at beginning of period                          31,766     26,756
                                                     --------   --------
  Cash at end of period                                21,372     15,553
  Temporary investments                                    --      3,655
                                                     --------   --------
  Cash and temporary investments at end of period    $ 21,372   $ 19,208
                                                     ========   ========




  See notes to consolidated financial statements.

(Unaudited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended November 30, 1994, are not necessarily indicative of the results that may be expected for the year ended May 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1994.

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

     Goodwill, currently being amortized on a straight-line basis over a 40-year period, is net of accumulated amortization of $11.1 million at November 30, 1994 and $9.9 million at May 31, 1994. Management regularly reviews remaining goodwill with consideration toward recovery through future operating results (undiscounted) at the current rate of amortization.

     The Company's policy for new facilities is to capitalize certain costs until the facility is substantially complete and ready for its intended use. Chaparral began the commissioning of the large beam mill in February 1991. The mill was substantially complete and ready for its intended use in the third quarter of fiscal 1992 with a total of $15.1 million of costs deferred. During the six months ended November 30, 1994 and 1993, $1.5 million was expensed on a five-year straight-line amortization. Total accumulated amortization is $8.6 million.

WORKING CAPITAL

     Working capital totaled $166.8 million at November 30, 1994, compared to $161.4 million at May 31, 1994.

     Notes and accounts receivable of $85.3 million at November, compared with $76.8 million at May, are presented net of allowances for doubtful receivables of $4.0 million at November and $4.6 million at May.


     Inventories are as follows:

                                       November    May
                                       --------  --------
                                          In thousands

         Finished products             $ 62,477  $ 72,583
         Work in process                 15,660    21,708
         Raw materials and supplies      43,845    41,560
                                       --------  --------
                                       $121,982  $135,851
                                       ========  ========

     Inventories are stated at cost (not in excess of market) generally using the last-in, first-out method (LIFO). If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $11.5 million at November and $12.0 million at May.

LONG-TERM DEBT

     Long-term debt is comprised of the following:

                                                         November    May
                                                       --------  --------
                                                          In thousands
Secured Debt
 Senior note due through 1999, interest rate at
   6.375% (1.5% over LIBOR)                            $     --  $ 71,000

 First mortgage notes of Chaparral, due through
   1995, interest rates from 6.59% to 7.09%
   (up to 2% over LIBOR)                                  4,423     7,256

 First mortgage notes of Chaparral due
   through 2001, interest rate 14.2%                     26,595    26,595

 Purchase money obligations, maturing through 1999,
   interest rates from 7% to 11.5%                        3,561     3,727

Unsecured Debt
 $150 million bank line of credit maturing through
   1999, interest rate at 6.625% (1% over LIBOR)         43,500        --

 Senior notes of Chaparral, due through 2004,
   interest rates to 10.85%                              80,000    80,000

 Pollution control bonds, due through 2007,
   interest rates from 6.38% to 10%                      11,026    11,366

 Other, maturing through 2005, interest rates
   from 7.5% to 10%                                       2,257     2,446
                                                       --------  --------
                                                        171,362   202,390
 Less current maturities                                 20,914    31,127
                                                       --------  --------
                                                       $150,448  $171,263
                                                       ========  ========

   Annual maturities of long-term debt for each of the five succeeding years are $20.9, $13.8, $13.6, $13.5, and $56.5 million.

   The Company has available a long-term bank line of credit of $150 million of which $43.5 million has been borrowed and $5.3 million has been utilized to support letters of credit. The available borrowings under this line reduce beginning in February 1995 at quarterly rates of $3.8 million through November 1996 and $5 million thereafter until expiration in November 1999. Commitment fees at an annual rate of 1/4 of 1% are paid on the unused portion of this line.

   Chaparral has available bank lines of credit of $20 million, which are due to expire in January 1995, if not renewed. The interest rate charged on borrowings is .5% over LIBOR. Commitment fees at an annual rate of 3/8 of 1% are paid on the unused portions of these lines.

     The loan agreements contain covenants which provide for minimum working capital, restrictions on purchases of treasury stock, payment of dividends on common stock, and limitations on incurring certain indebtedness and making certain investments. Under the most restrictive of these agreements, the aggregate amount of annual cash dividends on common stock is limited based on the ratio, excluding Chaparral, of earnings before interest, taxes, depreciation and amortization plus dividends from Chaparral to fixed charges. Chaparral loan agreements also restrict dividends and advances to its shareholders, including the parent company, to $33.5 million as of November 30, 1994. The Company and Chaparral are in compliance with all loan covenant restrictions.

   Property, plant and equipment, principally Chaparral's, carried at a net amount of approximately $222.8 million at November 30, 1994 is mortgaged as collateral for $34.6 million of secured debt.

   The amount of interest paid for the six months presented was $9.4 million in 1994 and $18.5 million in 1993.

SHAREHOLDERS' EQUITY

     Common stock consists of:

                                                    November     May
                                                    --------  ------
                                                      In thousands

     Shares authorized                                15,000  15,000
     Shares outstanding at end of period              12,434  12,489
     Average shares outstanding for period,
       including equivalents                          12,655  11,327
     Shares held in treasury                             100      45
     Shares reserved for stock options and other       1,317   1,334


     There are authorized 100,000 shares of Cumulative Preferred Stock, no par value, of which 20,000 shares are designated $5 Cumulative Preferred Stock (Voting), redeemable at $105 per share and entitled to $100 per share upon dissolution. There were 5,976 shares of $5 Cumulative Preferred Stock outstanding at November 1994 and May 1994.

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

STOCK OPTION PLANS

   The Company's stock option plans provide that non-qualified and incentive stock options to purchase Common Stock may be granted to officers and key employees at market prices at date of grant. Generally, options become exercisable in installments beginning one or two years after date of grant, and expire six or ten years later depending on the initial date of grant. A summary of option transactions for the six months ended November 30, 1994, follows:

                                                Shares        Aggregate
                                             Under Option   Option Price
                                             -------------  -------------
                                                   In thousands

     Outstanding at beginning of period          360           $ 7,783
       Granted                                    96             3,220
       Exercised                                  (6)             (143)
       Cancelled                                 (10)             (366)
                                                 ---           -------
     Outstanding at end of period                440           $10,494
                                                 ===           =======

     Reserved for future options                 819
                                                 ===


INCOME TAXES

   Federal income taxes for the interim periods ended November 30, 1994 and 1993, have been included in the accompanying financial statements on the basis of an estimated annual rate. Without consideration of the additional tax provision caused by the change in the statutory federal tax rate, the estimated annualized tax rate is 32.5% for 1994 compared with 32.2% for 1993. The primary reason that these respective tax rates differ from the 35% statutory corporate rate is due to goodwill expense which is not tax deductible, percentage depletion which is tax deductible and the benefit of utilization of general business tax credit carryforward amounts. The Company made income tax payments of $11,181,000 in 1994 and $5,317,000 in 1993.

   Effective June 1, 1992, the Company adopted Statement of Financial Accounting Standards 109, "Accounting for Income Taxes" (SFAS 109). An additional income tax provision of $1,949,000 was recognized in the interim period ended November 30, 1993 due to federal tax legislation enacted on August 10, 1993 which raised the corporate tax rate to 35%.

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

   The Company and subsidiaries are defendants in lawsuits which arose in the normal course of business. In management's judgment (based on the opinion of counsel) the ultimate liability, if any, from such legal proceedings will not have a material effect on the consolidated financial position.

                                 EXHIBIT A
                                 ---------

                   INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors
Texas Industries, Inc.



We have reviewed the accompanying condensed consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of November 30, 1994, and the related condensed consolidated statements of income for the three-month and six-month periods ended November 30, 1994 and 1993, and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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



                                           /s/Ernst & Young LLP
                                           ----------------------------------



December 14, 1994

                                (Unaudited)
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF OPERATING RESULTS AND FINANCIAL CONDITION



   Comparison of operations and financial condition for the three months and six months ended November 30, 1994 to the three months and six months ended November 30, 1993.

RESULTS OF OPERATIONS

   Current quarter consolidated sales of $201.1 million increased $28.0 million, 16%, as a result of improving demand. Steel shipments were up 4% to 365,000 tons on the strength of increased demand for special bar quality and wide-flange beam products. With average steel prices up 4%, total steel sales of $126.3 million increased 8%. Pricing continues to trend upward, supported by increasing steel scrap cost and stronger demand. Cement/concrete sales of $74.8 million grew by $18.9 million or 34% as shipments and pricing continue to advance. Cement shipments of 513,000 tons were 7% better than last year. Average cement prices improved 17% to just above $50 per ton, but still below national averages and historical peaks. Expanded ready-mix capacity bolstered sales by 33%, as average prices were 6% greater. Pricing trends should continue to move upward through the remainder of the fiscal year. Volumes during the quarter were hampered by heavy rains.

BUSINESS SEGMENTS

                                                   Three months ended
                                                      November 30,
                                                     1994       1993
                                                   --------   --------
                                                      In thousands
NET SALES
   Bar mill                                        $ 41,373   $ 34,124
   Structural mills                                  83,973     82,147
   Transportation                                       927        954
                                                   --------   --------
   TOTAL STEEL                                      126,273    117,225

   Cement                                            25,744     20,615
   Ready-mix                                         26,889     20,250
   Stone, sand & gravel                              15,371     14,146
   Other products                                    14,146     11,029
   Interplant                                        (7,328)   (10,142)
                                                   --------   --------
   TOTAL CEMENT/CONCRETE                             74,822     55,898
                                                   --------   --------
   TOTAL NET SALES                                 $201,095   $173,123
                                                   ========   ========

UNITS SHIPPED
   Bar mill (tons)                                      119        106
   Structural mills (tons)                              246        243
                                                   --------   --------
   TOTAL STEEL TONS                                     365        349

   Cement (tons)                                        513        479
   Ready-mix (cubic yards)                              569        453
   Stone, sand & gravel (tons)                        2,970      2,900


                                                   Three months ended
                                                      November 30,
                                                     1994       1993
                                                   --------   --------
                                                     In thousands

STEEL OPERATIONS
   Gross profit                                    $23,200    $22,371
   Less: Depreciation & amortization                 8,410      8,410
         Selling, general & administrative           4,673      3,795
         Other income                                 (888)      (575)
                                                   -------    -------
   OPERATING PROFIT                                 11,005     10,741

CEMENT/CONCRETE OPERATIONS
   Gross profit                                     24,081     15,196
   Less: Depreciation, depletion & amortization      3,633      3,688
         Selling, general & administrative           4,924      3,547
         Other income                                 (978)      (348)
                                                   -------    -------
   OPERATING PROFIT                                 16,502      8,309
                                                   -------    -------
   TOTAL OPERATING PROFIT                           27,507     19,050

CORPORATE RESOURCES
   Other income                                      1,076        584
   Less: Depreciation & amortization                   196        175
         Selling, general & administrative           3,901      2,999
                                                   -------    -------
                                                    (3,021)    (2,590)

INTEREST EXPENSE                                    (5,024)    (6,932)
                                                   -------    -------

INCOME BEFORE TAXES & OTHER ITEMS                  $19,462    $ 9,528
                                                   =======    =======


   Consolidated cost of products sold, including depreciation and amortization, was $165.7 million, an increase of $18.2 million from steel and $9.9 million from cement/concrete. Steel cost of sales were $111.5 million, 4% higher due to greater shipments, and 4% higher due to product mix and more costly scrap. Cement/concrete costs were $54.2 million, 22% higher due to increased volume and expanded ready-mix capacity. Cement unit costs were 15% better due to lower repair and fuel cost.

   Operating profit of $27.5 million in the current quarter was $8.4 million improved over the 1993 quarter due to higher sales and improved margins. Steel profits of $11.0 million were slightly more than the 1993 quarter, but $4.8 million higher than the August quarter which was reduced by the normal summer refurbishment program. Cement/concrete profits of $16.5 million were almost double that of a year ago due to factors explained above.

   Selling, general and administrative, at $13.9 million is $3.2 million higher due principally to provisions for larger profit sharing expense in both businesses. Cement/concrete SG&A increased $1.4 million to $4.9 million due to $.8 million more incentive expense. Corporate resources SG&A increased $.9 million on $1.1 million more incentive. Interest expense declined $1.9 million to $5.0 million in 1994 due to last year's debt reduction and restructuring with lower interest rates.

   Income tax expense was provided at a slightly higher effective tax rate which anticipates more pre-tax income in 1994 to be taxed at the 35% U. S. corporate rate. In 1993 a $1.9 million non-cash adjustment was made to the balance sheet liability for deferred federal income taxes as a result of the 1% tax increase enacted in August 1993.

CASH FLOWS

   Net cash provided by operations, $61.4 million in 1994 is $35.1 million greater than in 1993 due to higher net income and overall improvement in working capital items. Receivables used cash of $8.5 million, which is less than the growth in sales for an average month. Inventories are down $12.4 million in total, almost all from steel, as cement inventory changes are negligible.

   Investing activities used $21.0 million cash in 1994 as compared to $7.7 million in 1993. Capital expenditures, $13.3 million in cement/concrete and $6.3 million in steel, are planned at a higher level this fiscal year compared to last year.

   Financing activities used $21.0 million more cash in 1994, or $50.8 million due primarily to repayment of debt. TXI replaced its senior secured note and credit line in October with a larger, $150 million unsecured line of credit, with generally the same banks. The Company elected to reduce borrowed principal by $27.5 million as a part of this refinancing. Additionally, Chaparral repaid $15.0 million of short-term bank debt. Treasury shares of $2.0 million were purchased during the quarter pursuant to a decision made in October, authorizing the repurchase of shares for general corporate purposes when prices are attractive.

FINANCIAL CONDITION

   TXI has a $150 million long-term bank line of credit available, $43.5 million of which has been borrowed and $5.3 million has been utilized to support letters of credit. Chaparral has short-term credit facilities of $20 million, none of which was utilized at November 30, 1994. Chaparral's bank lines are eligible to renew on January 31, 1995. Management believes that it will be able to renew these or obtain similar credit facilities.

   The Company anticipates that with these or similar credit facilities and anticipated cash from operations, funds will be adequate to provide for capital expenditures, scheduled debt repayments and other known working capital needs.

PART II.  OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of the Shareholders held October 18, 1994, shareholders elected as Directors of the Company, Gordon E. Forward and Ralph
B. Rogers, to terms expiring in 1997. Votes cast to elect Gordon E. Forward were 11,523,957 affirmative, 39,031 opposed and 934,078 abstained or non-voted. Votes cast to elect Ralph B. Rogers were 11,521,655 affirmative, 41,333 opposed and 934,078 abstained or non-voted. Terms of office expire for the continuing directors, Robert D. Rogers, Ian Wachmeister and Gerald R. Heffernan in 1995 and for the continuing directors, Robert Alpert and Richard
I. Galland in 1996.


     Item 6.  Exhibits and Reports on Form 8-K

     The following exhibits are included herein:

          (11) Statement re:  Computation of earnings per share

          (15) Letter re:  Unaudited Interim Financial Information

          (27)  Financial Data Schedule

     This schedule contains summary financial information extracted from the Registrant's Unaudited November 30, 1994 Consolidated Financial Statements and is qualified in its entirety by reference to such financial statements.


     The Registrant filed a current report on Form 8-K dated October
18, 1994 disclosing that its Board of Directors approved the repurchase, from time to time, of the Registrant's common stock for general corporate purposes.



                               SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TEXAS INDUSTRIES, INC.



January 12, 1995                       /s/ Richard M. Fowler
- ----------------                       ----------------------------------------
                                       Richard M. Fowler
                                       Vice President & Chief Financial Officer




January 12, 1995                       /s/  James R. McCraw
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

     11.  Statement re:  computation of per share earnings

     15.  Letter re:  Unaudited Interim Financial Information

     27.  Financial Data Schedule

     This schedule contains summary financial information extracted from the Registrant's Unaudited November 30, 1994 Consolidated Financial Statements and is qualified in its entirety by reference to such financial statements.