Form 10-Q
period 1995-02-28
TEXAS INDUSTRIES INC
filed 1995-04-13
CIK 97472

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q



(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 28, 1995


[_]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE   ACT OF 1934

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No___
                                              ---

     As of April 7, 1995 12,219,062 shares of Registrant's Common Stock, $1.00 par value, were outstanding.

                                     INDEX

                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION                                             Page
- -----------------------------
Item 1.  Financial Statements

         Consolidated Balance Sheets -- February 28, 1995
            and May 31, 1994............................................... 3

         Consolidated Statements of Income -- three months ended and nine months ended February 28, 1995 and February 28, 1994...... 4

         Consolidated Statements of Cash Flows -- nine months
            ended February 28, 1995 and February 28, 1994.................. 5

         Notes to Consolidated Financial Statements
            February 28, 1995.............................................. 6

         Independent Accountants' Review Report........................... 10

Item 2.  Management's Discussion and Analysis of
            Operating Results and Financial Condition..................... 11

PART II.  OTHER INFORMATION
- ---------------------------

Item 6.  Exhibits and Reports on Form 8-K................................. 14

SIGNATURES
- ----------

                                  (Unaudited)
                          CONSOLIDATED BALANCE SHEETS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

                                                       February 28,    May 31,
                                                          1995         1994
                                                          ----         ----
                                                            In thousands
       ASSETS
  CURRENT ASSETS
   Cash and temporary investments                        $  5,411   $ 31,766
   Notes and accounts receivable                           97,046     76,815
   Inventories                                            128,147    135,851
   Prepaid expenses                                        29,585     32,646
                                                          -------    -------
       TOTAL CURRENT ASSETS                               260,189    277,078

  OTHER ASSETS
   Real estate and other investments                       29,878     30,523
   Goodwill                                                71,178     72,916
   Commissioning costs and other assets                    25,477     23,710
                                                          -------    -------
                                                          126,533    127,149

  PROPERTY, PLANT AND EQUIPMENT
   Land and land improvements                              98,104     90,685
   Buildings                                               53,985     51,776
   Machinery and equipment                                729,238    727,818
                                                          -------    -------
                                                          881,327    870,279
   Less allowances for depreciation                       541,603    525,386
                                                          -------    -------
                                                          339,724    344,893
                                                          -------    -------
                                                         $726,446   $749,120
                                                          =======    =======

       LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
   Notes payable to banks                                $     --   $ 15,000
   Trade accounts payable                                  52,852     44,022
   Accrued interest, wages and other items                 22,347     25,546
   Current portion of long-term debt                       17,733     31,127
                                                          -------    -------
       TOTAL CURRENT LIABILITIES                           92,932    115,695

  LONG-TERM DEBT                                          144,465    171,263

  DEFERRED FEDERAL INCOME TAXES AND OTHER CREDITS          75,557     73,196

  MINORITY INTEREST                                        38,000     36,295

  SHAREHOLDERS' EQUITY
   Preferred stock                                            598        598
   Common stock, $1 par value                              12,534     12,534
   Additional paid-in capital                             265,790    265,790
   Retained earnings                                      102,512     75,511
   Cost of common shares in treasury                       (5,942)    (1,762)
                                                          -------    -------
                                                          375,492    352,671
                                                          -------    -------
                                                         $726,446   $749,120
                                                          =======    =======



See notes to consolidated financial statements.

                                  (Unaudited)
                       CONSOLIDATED STATEMENTS OF INCOME
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES



                                               Three months ended    Nine months ended
                                                   February 28,          February 28,
                                                 1995       1994       1995       1994
                                                 ----       ----       ----       ----
                                                     In thousands except per share

NET SALES                                     $198,991   $170,101   $601,053   $511,972

COSTS AND EXPENSES (INCOME)
 Cost of products sold                         168,876    146,642    501,965    438,403
 Selling, general and administrative            15,780     12,192     42,331     36,439
 Interest                                        4,735      6,509     15,271     21,374
 Other income                                   (2,213)      (463)    (6,276)    (3,684)
                                               -------    -------    -------    -------
                                               187,178    164,880    553,291    492,532
                                               -------    -------    -------    -------
     INCOME BEFORE THE FOLLOWING ITEMS          11,813      5,221     47,762     19,440

INCOME TAXES
 Expense                                         3,856      1,511     15,553      6,091
 Change in statutory federal tax rate              --        --         --        1,949
                                               -------    -------    -------    -------
                                                 3,856      1,511     15,553      8,040
                                               -------    -------    -------    -------
                                                 7,957      3,710     32,209     11,400

Minority interest in  Chaparral                 (1,081)      (844)    (2,557)    (1,523)
                                               -------    -------    -------    -------

                              NET INCOME      $  6,876   $  2,866   $ 29,652   $  9,877
                                               =======    =======    =======    =======


Average common shares                           12,552     11,166     12,621     11,117

Net income per common share                   $    .55   $    .26   $   2.36   $    .90
                                               =======    =======    =======    =======

Cash dividends                                $    .10   $    .05   $    .20  $     .15
                                               =======    =======    =======   ========



See notes to consolidated financial statements.

                                  (Unaudited)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

                                                       Nine months ended
                                                         February 28,
                                                       1995        1994
                                                       ----        ----
                                                         In thousands
  OPERATING ACTIVITIES
   Net income                                        $ 29,652   $   9,877
   Gain on disposal of assets                          (1,819)     (1,165)
   Non-cash items
     Depreciation, depletion and amortization          36,935      36,814
     Deferred taxes                                     3,251       1,991
     Undistributed minority interest                    1,705         711
     Other - net                                        3,165       2,374
   Changes in operating assets and liabilities
     Notes and accounts receivable                    (20,219)     (5,775)
     Inventories and prepaid expenses                   9,036     (14,199)
     Accounts payable and accrued liabilities           5,740      (7,600)
     Real estate and investments                          645          51
                                                      -------     -------
       Net cash provided by operations                 68,091      23,079

  INVESTING ACTIVITIES
   Capital expenditures                               (29,958)    (16,270)
   Proceeds from disposition of assets                  2,773       1,238
   Purchase of temporary investments                      --       (2,017)
   Proceeds from temporary investments                    --        4,706
   Cash surrender value - insurance                    (3,351)       (709)
   Other - net                                            717         (45)
                                                      -------    --------
       Net cash used by investing                     (29,819)    (13,097)

  FINANCING ACTIVITIES
   Proceeds of short-term borrowing                       --       20,000
   Repayments of short-term borrowing                 (15,000)    (10,000)
   Proceeds of long-term borrowing                        766      71,517
   Debt retirements                                   (40,961)   (110,065)
   Purchase of treasury shares                         (4,526)        --
   Dividends paid                                      (2,510)     (1,676)
   Other - net                                         (2,396)     (2,530)
                                                      -------    --------
       Net cash used by financing                     (64,627)    (32,754)
                                                      -------    --------
  Decrease in cash                                    (26,355)    (22,772)

  Cash at beginning of period                          31,766      26,756
                                                      -------    --------
  Cash at end of period                                 5,411       3,984
  Temporary investments                                   --        3,652
                                                      -------    --------
  Cash and temporary investments at end of period    $  5,411   $   7,636
                                                      =======    ========



  See notes to consolidated financial statements.

(Unaudited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended February 28, 1995, are not necessarily indicative of the results that may be expected for the year ended May 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1994.

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

     Goodwill, currently being amortized on a straight-line basis over a 40-year period, is net of accumulated amortization of $11.6 million at February 28, 1995 and $9.9 million at May 31, 1994. Management regularly reviews remaining goodwill with consideration toward recovery through future operating results (undiscounted) at the current rate of amortization.

     The Company's policy for new facilities is to capitalize certain costs until the facility is substantially complete and ready for its intended use. Chaparral began the commissioning of the large beam mill in February 1991. The mill was substantially complete and ready for its intended use in the third quarter of fiscal 1992 with a total of $15.1 million of costs deferred. During the nine months ended February 28, 1995 and 1994, $2.3 million was expensed on a five-year straight-line amortization. Total accumulated amortization is $9.3 million.

WORKING CAPITAL

     Working capital totaled $167.3 million at February 28, 1995, compared to $161.4 million at May 31, 1994.

     Notes and accounts receivable of $97.0 million at February, compared with $76.8 million at May, are presented net of allowances for doubtful receivables of $4.4 million at February and $4.6 million at May.

    Inventories are as follows:

                                                         February       May
                                                         --------       ---
                                                             In thousands

         Finished products                               $ 60,636  $ 72,583
         Work in process                                   16,574    21,708
         Raw materials and supplies                        50,937    41,560
                                                          -------   -------
                                                         $128,147  $135,851
                                                          =======   =======

     Inventories are stated at cost (not in excess of market) generally using the last-in, first-out method (LIFO). If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $11.5 million at February and $12.0 million at May.

LONG-TERM DEBT

      Long-term debt is comprised of the following:

                                                         February      May
                                                         --------      ---
                                                            In thousands

Bank obligations maturing through 1999,
    interest rates from 6.88% to 7.38%
    (1% over LIBOR)                                      $ 44,000    $ 71,000

Senior notes of Chaparral, due through 2004,
    interest rates to 10.85%                               80,000      80,000

First mortgage notes of Chaparral due
    through 2001, interest rate 14.2%                      20,458      26,595

First mortgage notes of Chaparral, due through
    1995, interest rate 9%(2% over LIBOR)                   1,248       7,256

Pollution control bonds, due through 2007,
    interest rates from 6.75% to 10%                       10,690      11,366

Other, maturing through 2005, interest rates
    from 7% to 11.5%                                        5,802       6,173
                                                          -------     -------
                                                          162,198     202,390
Less current maturities                                    17,733      31,127
                                                          -------     -------
                                                         $144,465    $171,263
                                                          =======     =======

     Annual maturities of long-term debt for each of the five succeeding years are $17.3, $13.8, $13.5, $13.2, and $56.9 million.

       In October 1994, the Company replaced its bank-financed $71 million Senior note and $25 million credit line with a $150 million long-term line of credit provided by the same bank group. In addition to the $44.0 million currently outstanding under this line, $5.6 million has been utilized to support letters of credit. The available borrowings reduce beginning in February 1995 at quarterly rates of $3.8 million through November 1996 and $5 million thereafter until expiration in November 1999. Commitment fees at an annual rate of 1/4 of 1% are paid on the unused portion of this line.

     Chaparral has available bank lines of credit of $20 million, which are due to expire in January 1996, if not renewed. The interest rate charged on borrowings is .45% over LIBOR. Commitment fees at an annual rate of 1/4 of 1% are paid on the unused portions of these lines.

     The loan agreements contain covenants which provide for minimum working capital, restrictions on purchases of treasury stock and payment of dividends on common stock, and limitations on incurring certain indebtedness and making certain investments. Under the most restrictive of these agreements, the aggregate amount of annual cash dividends on common stock is limited based on the ratio, excluding Chaparral, of earnings before interest, taxes, depreciation and amortization plus dividends from Chaparral to fixed charges. Chaparral loan agreements also restrict dividends and advances to its shareholders, including the parent company, to $34.5 million as of February 28, 1995. The Company and Chaparral are in compliance with all loan covenant restrictions.

     Property, plant and equipment, principally Chaparral's, carried at a net amount of approximately $218.9 million at February 28, 1995 is mortgaged as collateral for $25.4 million of secured debt.

     The amount of interest paid for the nine months presented was $12.2 million in 1995 and $25.8 million in 1994.

SHAREHOLDERS' EQUITY

     Common stock consists of:

                                                     February      May
                                                     --------      ---
                                                        In thousands

      Shares authorized                                15,000    15,000
      Shares outstanding at end of period              12,356    12,489
      Average shares outstanding for period,
        including equivalents                          12,621    11,327
      Shares held in treasury                             178        45
      Shares reserved for stock options and other       1,316     1,334


     There are authorized 100,000 shares of Cumulative Preferred Stock, no par value, of which 20,000 shares are designated $5 Cumulative Preferred Stock (Voting), redeemable at $105 per share and entitled to $100 per share upon dissolution. There were 5,976 shares of $5 Cumulative Preferred Stock outstanding at February 1995 and May 1994.

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

STOCK OPTION PLANS

     The Company's stock option plans provide that non-qualified and incentive stock options to purchase Common Stock may be granted to directors, officers and key employees at market prices at date of grant. Generally, options become exercisable in installments beginning one or two years after date of grant, and expire six or ten years later depending on the initial date of grant. A summary of option transactions for the nine months ended February 28, 1995, follows:



                                              Shares        Aggregate
                                           Under Option   Option Price
                                           -------------  -------------
                                                   In thousands

     Outstanding at beginning of period         360       $ 7,783
       Granted                                  219         7,002
       Exercised                                 (8)         (182)
       Cancelled                                (12)         (425)
                                                ---        ------
     Outstanding at end of period               559       $14,178
                                                ===        ======

     Reserved for future options                697
                                                ===

INCOME TAXES

     Federal income taxes for the interim periods ended February 28, 1995 and 1994, have been included in the accompanying financial statements on the basis of an estimated annual rate. Without consideration of the additional tax provision caused by the change in the statutory federal tax rate, the estimated annualized tax rate is 32.6% for 1995 compared with 31.3% for 1994. The primary reason that these respective tax rates differ from the 35% statutory corporate rate is due to goodwill expense which is not tax deductible, percentage depletion which is tax deductible and the benefit of utilization of general business tax credit carryforward amounts. The Company made income tax payments of $16,586,000 in 1995 and $7,820,000 in 1994.

     Effective June 1, 1992, the Company adopted Statement of Financial Accounting Standards 109, "Accounting for Income Taxes" (SFAS 109). An additional income tax provision of $1,949,000 was recognized in the interim period ended February 28, 1994 due to federal tax legislation enacted on August 10, 1993 which raised the corporate tax rate to 35%.

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

                                   EXHIBIT A
                                   ---------

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT




Board of Directors
Texas Industries, Inc.



We have reviewed the accompanying condensed consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of February 28, 1995, and the related condensed consolidated statements of income for the three-month and nine-month periods ended February 28, 1995 and 1994, and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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




                                               /s/Ernst & Young LLP
                                               ------------------------------



  March 16, 1995

                                  (Unaudited)
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF OPERATING RESULTS AND FINANCIAL CONDITION



     Comparison of operations and financial condition for the three months and nine months ended February 28, 1995 to the three months and nine months ended February 28, 1994.

RESULTS OF OPERATIONS

     Current quarter consolidated sales of $199.0 million increased $28.9 million, 17%, as a result of improving demand. Steel shipments were up 10% to 373,000 tons on the strength of increased demand for special bar quality and wide-flange beam products. With average steel prices up 5%, total steel sales of $132.4 million increased 12%. Pricing continues to trend upward, supported by increasing steel scrap cost and stronger demand. Cement/concrete sales of $66.6 million grew by $15.2 million or 30% as shipments and pricing continue to advance. Cement shipments of 487,000 tons were flat compared to last year and continue at near-capacity levels. Average cement prices improved 16% to just above $52 per ton, but are still below national averages and historical peaks. Expanded ready-mix operations experienced sales growth of 41%, as average prices were 6% greater. Pricing trends should continue to move upward through the remainder of the fiscal year. Volumes during the quarter were hampered by heavy rains; however, improving demand should favor strong shipments for the balance of the year.

BUSINESS SEGMENTS

                                                     Three months ended
                                                        February 28,
                                                      1995       1994
                                                      ----       ----
                                                        In thousands

NET SALES
    Bar mill                                       $ 41,565   $ 33,802
    Structural mills                                 89,792     83,972
    Transportation                                    1,031        913
                                                    -------    -------
    TOTAL STEEL                                     132,388    118,687

    Cement                                           25,597     21,417
    Ready-mix                                        26,567     18,807
    Stone, sand & gravel                             15,042     11,538
    Other products                                   12,100      8,910
    Interplant                                      (12,703)    (9,258)
                                                    -------    -------
    TOTAL CEMENT/CONCRETE                            66,603     51,414
                                                    -------    -------
    TOTAL NET SALES                                $198,991   $170,101
                                                    =======    =======

UNITS SHIPPED
    Bar mill(tons)                                      115        102
    Structural mills (tons)                             258        237
                                                    -------    -------
    TOTAL STEEL TONS                                    373        339

    Cement (tons)                                       487        486
    Ready-mix (cubic yards)                             556        416
    Stone, sand & gravel (tons)                       2,809      2,396

                                                          Three months ended
                                                             February 28,
                                                           1995        1994
                                                           ----        ----
                                                             In thousands
STEEL OPERATIONS
    Gross profit                                        $ 23,383   $ 22,403
    Less: Depreciation & amortization                      8,579      8,557
          Selling, general & administrative                5,194      3,995
          Other income                                    (1,533)      (846)
                                                         -------    -------
    OPERATING PROFIT                                      11,143     10,697

CEMENT/CONCRETE OPERATIONS
    Gross profit                                          19,458     12,961
    Less: Depreciation, depletion & amortization           3,690      3,541
          Selling, general & administrative                6,229      4,640
          Other income                                      (566)      (808)
                                                         -------    -------
    OPERATING PROFIT                                      10,105      5,588
                                                         -------    -------
    TOTAL OPERATING PROFIT                                21,248     16,285

CORPORATE RESOURCES
    Other income                                             114     (1,191)
    Less: Depreciation & amortization                        194        187
          Selling, general & administrative                4,620      3,177
                                                         -------    -------
                                                          (4,700)    (4,555)

INTEREST EXPENSE                                          (4,735)    (6,509)
                                                         -------    -------

INCOME BEFORE TAXES & OTHER ITEMS                       $ 11,813   $  5,221
                                                         =======    =======


     Consolidated cost of products sold, including depreciation and amortization, was $168.9 million, an increase of $12.7 million from steel and $9.6 million from cement/concrete. Steel cost of sales was $117.6 million, 10% higher due to greater shipments, and 2% higher due to product mix and more costly maintenance. Cement/concrete costs were $51.3 million, 23% higher due to increased volume and expanded ready-mix capacity. Cement unit costs were the same as last year as higher maintenance costs were offset by lower fuel cost.

     Operating profit of $21.2 million in the current quarter was $5.0 million improved over the 1994 quarter due to higher sales and improved margins. Steel profits of $11.1 million were 4% better than the 1994 quarter, and 1% higher than the November quarter. Cement/concrete profits of $10.1 million were 81% better than that of a year ago due to factors explained above.

     Selling, general and administrative expense, at $15.8 million is $3.6 million higher due principally to provisions for larger profit sharing expense in both businesses. Steel SG&A rose $1.2 million to $5.2 million. Cement/concrete SG&A increased $1.6 million to $6.2 million due to $.5 million more incentive expense. Corporate resources SG&A increased $1.4 million on $.7 million more incentive. Interest expense declined $1.8 million to $4.7 million in 1995 due to last year's debt reduction and restructuring with lower interest rates.

     Income tax expense was provided at a slightly higher effective tax rate which anticipates more pre-tax income in 1995 to be taxed at the 35% U. S. corporate rate. In 1994 a $1.9 million non-cash adjustment was made to the balance sheet liability for deferred federal income taxes as a result of the 1% federal tax increase enacted in August 1993.

CASH FLOWS

     Net cash provided by operations, $68.1 million through nine months of FY 1995 is $45.0 million greater than in 1994 due to higher net income and overall improvement in working capital items. Receivables used cash of $20.2 million, which is more than the $16.2 million growth in the month of February sales; however, an increasing portion of consolidated sales is from cement/concrete which remains in receivables longer. Inventories are down $7.7 million in total, a $12.2 million decline in steel, as cement/concrete inventories increased $4.5 million.

     Investing activities used $29.8 million cash in 1995 as compared to $13.1 million in 1994. Capital expenditures, $19.5 million in cement/concrete and $9.9 million in steel, are planned at a higher level this fiscal year compared to last year.

     Financing activities used $31.8 million more cash in 1995, or $64.6 million due primarily to repayment of debt. TXI replaced its senior secured note and credit line in October with a larger, $150 million unsecured line of credit, with generally the same banks. The Company elected to reduce borrowed principal by $27.5 million as a part of this refinancing. Additionally, Chaparral repaid $15.0 million of short-term bank debt and $12.3 million long-term. Treasury shares of $4.5 million were purchased during the last two quarters pursuant to a decision made in October, authorizing the repurchase of shares for general corporate purposes when prices are attractive.

     Cash balances have declined by $26.4 million primarily due to the planned reduction of debt with excess cash.

FINANCIAL CONDITION

     TXI has a $150 million long-term bank line of credit available, $44.0 million of which has been borrowed and $5.6 million has been utilized to support letters of credit. Chaparral has short-term credit facilities of $20 million, none of which was utilized at February 28, 1995. Chaparral's bank lines are eligible to renew on January 31, 1996. Management believes that it will be able to renew these or obtain similar credit facilities.

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

       Item 6. Exhibits and Reports on Form 8-K

       The following exhibits are included herein:

                (11)  Statement re:  Computation of earnings per share

                (15)  Letter re:  Unaudited Interim Financial Information

                (27)  Financial Data Schedule

       This schedule contains summary financial information extracted from the Registrant's Unaudited February 28, 1995 Consolidated Financial Statements and is qualified in its entirety by reference to such financial statements.


                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TEXAS INDUSTRIES, INC.



 April 12, 1995                    /s/ Richard M. Fowler
 --------------                    ----------------------------------------
                                   Richard M. Fowler
                                   Vice President & Chief Financial Officer




 April 12, 1995                    /s/  James R. McCraw
 --------------                    ----------------------------------------
                                   James R. McCraw
                                   Vice President - Controller

                               INDEX TO EXHIBITS



     EXHIBITS            DESCRIPTION
     --------            -----------

        11. Statement re:  computation of per share earnings

        15. Letter re:  Unaudited Interim Financial Information

        27. Financial Data Schedule

       This schedule contains summary financial information extracted from the Registrant's Unaudited February 28, 1995 Consolidated Financial Statements and is qualified in its entirety by reference to such financial statements.