Form 10-K
period 1995-05-31
TEXAS INDUSTRIES INC
filed 1995-08-25
CIK 97472

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED).

     For the fiscal year ended May 31, 1995

                                 OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED).

     For the transition period from ___________________ to ____________________

     Commission File Number 1-4887

                            TEXAS INDUSTRIES, INC.
            (Exact name of registrant as specified in the charter)

         Delaware                                      75-0832210
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

          1341 West Mockingbird Lane, #700W, Dallas, Texas 75247-6913
          (Address of principal executive offices)         (Zip Code)

       Registrant's telephone number, including area code (214)647-6700


          Securities registered pursuant to Section 12(b) of the Act:


     Title of each class               Name of each exchange on which registered
---------------------------------      -----------------------------------------

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

The aggregate market value of the Registrant's Common Stock, $1.00 par value, held by non-affiliates of the Registrant as of June 30, 1995 was $413,124,353. As of August 21, 1995, 11,035,129 shares of the Registrant's Common Stock, $1.00 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant's definitive proxy statement for the annual meeting of shareholders to be held October 17, 1995, are incorporated by reference into
Part III.

                               TABLE OF CONTENTS


                                                                                                  Page
                                   PART I

Item 1.   Business..............................................................................    1

Item 2.   Properties............................................................................    5

Item 3.   Legal Proceedings.....................................................................    5

Item 4.   Submission of Matters to a Vote of Security Holders...................................    5

Item 4a.  Executive Officers of the Registrant..................................................    6

                                   PART II

Item 5.   Market for the Registrant's Common Stock and Related Security Holder Matters..........    7

Item 6.   Selected Financial Data...............................................................    7

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.    8

Item 8.   Financial Statements and Supplementary Data...........................................   12

Item 9.   Disagreements on Accounting and Financial Disclosure..................................   26

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant....................................   27

Item 11.  Executive Compensation................................................................   27

Item 12.  Security Ownership of Certain Beneficial Owners and Management........................   27

Item 13.  Certain Relationships and Related Transactions........................................   27

                                   PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K.....................   27


                                    PART I



ITEM 1.   BUSINESS
          --------

(a)  General Development of Business

Texas Industries, Inc. (the "Registrant" or "Company"), incorporated April 19, 1951, directly and through subsidiaries, is a producer of steel and cement/concrete products for the construction and manufacturing industries. In November 1985, the Registrant purchased the remaining 50% interest in Chaparral Steel Company ("Chaparral"). Chaparral sold 5,940,000 shares of its common stock in a public offering for approximately $83 million in July 1988. A wholly-owned subsidiary, Brookhollow Corporation ("Brookhollow") owns commercially zoned land for investment, resale and other real estate activities.

(b)  Financial Information about Industry Segments

The Registrant has two major industry segments: steel and cement/concrete. Financial information for the Registrant's industry segments, is presented in
Part II, Item 7 "Management Discussion and Analysis of Financial Condition and Results of Operations" on pages 9 and 10, incorporated herein by reference.

(c)  Narrative Description of Business



STEEL

Chaparral, an 81 percent-owned subsidiary, has operated a steel mill at Midlothian, Texas, since 1975. The steel operation follows a market mill concept which entails the low cost production of a wide variety of products ranging from reinforcing bar and specialty products to large-sized structural beams. Chaparral operates two electric arc furnaces with continuous casters which feed melted steel to a bar mill, a structural mill and a large beam mill which together produce a broader array of steel products than a traditional mini-mill. Finished (rolled) products produced include beams, merchant quality rounds, special bar quality rounds, rebar and channels. In fiscal year 1992, commissioning was completed on the large beam mill which produces structural steel beams up to twenty-four inches wide. The mill's rolling capacity exceeds 400,000 tons per year resulting in excess rolling capacity over the production capacity of the melting operation.

The rated annual capacity of the operating facilities are as follows:

                    Annual Rated Productive           Approximate
                        Capacity (Tons)         Facility Square Footage
                    -----------------------     -----------------------

        Melting           1,600,000                    265,000
        Rolling           1,900,000                    560,000

Approximately 1.4 million tons of finished products were produced in 1995, 1994 and 1993.

Chaparral's primary raw material is scrap steel, which includes shredded steel representing 32 percent of the raw material mix. A major portion of the shredded steel requirements is produced by the shredder operation at the steel mill. The shredded material is primarily composed of crushed auto bodies purchased on the open market. Another grade of scrap steel, #1 Heavy, representing 29 percent of the raw material requirements is also purchased on the open market. The purchase price of scrap steel is subject to market forces largely beyond Chaparral's control. The supply of scrap steel is expected to be adequate to meet future requirements.

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

Chaparral's products are marketed throughout the United States and to a limited extent in Canada, Mexico, Western Europe, China and Japan. Sales are primarily to steel service centers and steel fabricators for use in the construction industry, as well as, to cold finishers, forgers and original-equipment manufacturers for use in the railroad, defense, automotive, mobile home and energy industries. No single customer purchases ten percent or more of the sales volume within any one year. Sales to affiliates are minimal. Orders are generally filled within 45 days and are cancelable.

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

                         Annual Rated Productive       Estimated Minimum
       Plant           Capacity - (Tons of Clinker)    Reserves - Years
       -----           ----------------------------    -----------------

    Midlothian, Texas           1,200,000                     100
    Hunter, Texas                 830,000                     100

The cement plants produced approximately 2.1 million tons of finished cement in 1995, 2.0 million tons in 1994 and 1.7 million tons in 1993. Annual shipments of finished cement to outside trade customers were approximately 1.5 million tons in 1995, 1.6 million tons in 1994 and 1.2 million tons in 1993. Additional shipments of clinker were approximately 400,000 tons in 1994, and 600,000 tons in 1993.

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

The Registrant distributes cement from its plants by rail and truck to eight distribution terminals located throughout the marketing area.

The Registrant's aggregate business, which includes sand, gravel, crushed limestone and expanded shale and clay, is conducted from facilities primarily serving Dallas/Fort Worth, Austin and Houston, Texas, and Alexandria, New Orleans, Baton Rouge, and Monroe, Louisiana, areas. The following table summarizes certain information about the Registrant's aggregate production facilities:


                                                       Estimated Annual        Estimated
                          Type of        Number of       Productive             Minimum
 General Location         Facility        Plants          Capacity          Reserves - Years
------------------        --------       ---------     ----------------     ----------------

North Central Texas     Sand & Gravel        3         3.0 million tons            11

North Central Texas     Crushed
                          Limestone          1         4.5 million tons            32

North Central and       Expanded Shale
 South Texas              & Clay             2         1.2 million cu. yds.        25

Louisiana               Sand & Gravel       10         5.0 million tons             9

Central Texas           Sand & Gravel        1         900,000 tons                18

South Central
 Oklahoma               Sand & Gravel        1         600,000 tons                14


Reserves identified with the facilities shown above and additional reserves available to support future plant sites are contained on 34,910 acres of land, 14,712 acres of which are owned in fee by the Registrant and the remainder of which are leased. The expanded shale and clay plants operated at 85 percent of capacity for 1995 with sales of approximately 1.1 million cubic yards. Production for the remaining aggregate facilities was 81 percent of practical capacity and sales for the year totaled 11.2 million tons, of which approximately 8.1 million tons were shipped to outside trade customers.

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

The Registrant's ready-mix concrete operations are situated in three areas in Texas (Dallas/Fort Worth/Denton, East Texas and Houston), four areas in Louisiana (New Orleans, Alexandria, Shreveport and Monroe) and at one location in southern Arkansas. The following table summarizes various information concerning these facilities:

        Location        Number of Plants        Number of Trucks
        --------        ----------------        ----------------

        Texas                  21                     237
        Louisiana              15                      91
        Arkansas                1                       5

The plants listed above are located on sites owned or leased by the Registrant. The Registrant manufactures and supplies a substantial amount of the cement and aggregates used by the ready-mix plants with the remainder being purchased from outside suppliers. Ready-mix concrete is sold to various contractors in the construction industry, no one of which would be considered significant to the Registrant's business.

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

     Austin, Texas                      Sakrete and related products

     Houston, Texas                     Sakrete and related products

     Corpus Christi, Texas              Concrete block and pipe

     New Orleans, Louisiana             Concrete pipe

     Alexandria, Louisiana              Concrete block and brick
                                        Concrete pipe

     Shreveport, Louisiana              Concrete block and pipe
                                        Sakrete and related products
                                        Bridge Spans
                                        Clay Brick

     Athens, Texas                      Clay Brick

     Mineral Wells, Texas               Clay Brick

The plant sites for the above products (except for two that are leased) are owned by the Registrant. The products are marketed by the Registrant's sales force in each of these locations, and are primarily delivered by trucks owned by the Registrant. Because the cost of delivery is significant to the overall cost of most of these products, the market area is generally restricted to within approximately one hundred miles of the plant locations. These products are sold to various contractors, owners and distributors, none of which would be considered significant to the Registrant's business.

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



ENVIRONMENTAL MATTERS

The operations of the Company and its subsidiaries are subject to various federal and state environmental laws and regulations. Under these laws the U.S. Environmental Protection Agency ("EPA") and agencies of state government have the authority to promulgate regulations which could result in substantial expenditures for pollution control and solid waste treatment. Three major areas regulated by these authorities are air quality, water quality and hazardous waste management. Pursuant to these laws and regulations, emission sources at the Company's facilities are regulated by a combination of permit limitations and emission standards of statewide application, and the Company believes that it is in substantial compliance with its permit limitations and applicable laws and regulations.

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



OTHER ITEMS

The Registrant provides products for the construction industry. It is not uncommon for the Registrant to report a loss from its cement/concrete operations in the quarter ending February due to adverse weather conditions. Steel results in the quarters ending August and February are effected by the normal, scheduled two-week summer and one-week winter shut-downs to refurbish the production facilities. The dollar amount of Registrant's backlog of orders is not considered material to an understanding of the business of the Registrant.

The Registrant's enterprise employs approximately 2,800 persons, of whom 1,100 are engaged in steel operations and the balance in cement/concrete.


ITEM 2.   PROPERTIES
          ----------

The information required by this item is included in the answer to Item 1.


ITEM 3.   LEGAL PROCEEDINGS
          -----------------

There are no pending legal proceedings against the Registrant and subsidiaries which in management's judgment (based upon the opinion of counsel) would have a material adverse effect on the consolidated financial position.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

None

ITEM 4a.  EXECUTIVE OFFICERS OF THE REGISTRANT
          ------------------------------------

Information on executive officers of the Registrant is presented below:


                                       Positions with Registrant, Other
Name                  Age           Employment During Last Five (5) Years
----                  ---     ------------------------------------------------

Robert D. Rogers       59     President and Chief Executive Officer and Director

Barry M. Bone          37     Vice President - Real Estate (since July 14,
                              1995); Director of Corporate Real Estate (1990 to
                              1995)

                              President, Brookhollow Corporation

Melvin G. Brekhus      46     Vice President - Cement (since 1995); Vice
                              President - Cement Production (1991 to 1995);
                              Divisional Vice President - Cement Production
                              (1990 to 1991)

Brooke E. Brewer       53     Vice President - Human Resources

Roman J. Figueroa      49     Vice President - Aggregates (since 1991);
                              Divisional Vice President - Texas Aggregates (1990
                              to 1991)

Richard M. Fowler      52     Vice President - Finance and Chief Financial
                              Officer

                              Senior Vice President - Finance and Treasurer,
                              Chaparral Steel Company

James R. McCraw        51     Vice President - Controller (since 1991);
                              Controller (1990 to 1991)

Robert C. Moore        61     Vice President - General Counsel and Secretary

Tommy A. Valenta       46     Vice President - Concrete (since 1995); Vice
                              President - North Texas Concrete/Cement
                              Marketing (1991 to 1995); Divisional Vice
                              President - North Texas Ready Mix (1990 to
                              1991)

Kenneth R. Allen       38     Treasurer (since 1991); Director of Investor
                              Relations (1990 to 1991); Corporate Financial
                              Manager (1990)


                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY
          -------------------------------------------------------------
          HOLDER MATTERS
          --------------

The shares of common stock, $1 par value, of the Registrant are traded on the New York Stock Exchange (ticker symbol TXI). At May 31, 1995, the approximate number of shareholders of common stock of the Registrant was 4,445. Common stock market prices, dividends and certain other items are presented in the Notes to Consolidated Financial Statements entitled "Quarterly Financial Information" on page 23, incorporated herein by reference. The restriction on the payment of dividends described in the Notes to Consolidated Financial Statements entitled "Long-Term Debt" on pages 19 and 20 is incorporated herein by reference. At the January 1995 Board of Directors' meeting, the Directors voted to increase the quarterly cash dividend from five cents per share to ten cents per share.


ITEM 6.   SELECTED FINANCIAL DATA

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------------------------
$ In thousands except per share       1995        1994        1993        1992        1991
---------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
  Net sales                          $830,526    $707,147    $614,292    $601,129    $619,827
  Operating profit                    112,635      82,130      44,572      47,207      40,876
  Net income                           48,017      25,751       1,058       1,920      22,086
  Return on average common equity       13.8%        8.1%         .4%         .7%        8.5%

PER SHARE INFORMATION
  Net income (primary)               $   3.88    $   2.29    $    .11    $    .19    $   1.97
  Cash dividends                          .30         .20         .20         .20         .20
  Book value                            27.61       31.14       25.49       25.50       25.58

FOR THE YEAR
  Cash from operations               $115,864    $ 51,372    $ 49,361    $ 26,217    $ 37,478
  Capital expenditures                 48,751      23,305      17,212      21,621      98,386

YEAR END POSITION
  Total assets                       $753,055    $749,120    $757,300    $776,738    $788,577
  Net working capital                 187,603     161,383     159,408     134,806     115,895
  Long-term debt                      185,274     171,263     267,243     289,390     293,136
  Shareholders' equity                343,109     352,671     282,511     281,902     282,124
  Long-term debt to total
    capitalization                      35.1%       32.7%       48.6%       50.7%       51.0%

OTHER INFORMATION
  Average common shares
    outstanding (in 000's)             12,426      11,327      11,085      11,056      11,030
  Number of common stockholders         4,445       4,647       5,061       5,432       5,607
  Number of employees                   2,800       2,700       2,700       2,700       2,800
  Wages, salaries and employee
    benefits                         $114,366    $102,853    $ 96,891    $ 97,950    $101,386
  Common stock prices
    (high-low)                        39 - 29     39 - 21     28 - 19     25 - 18     23 - 10

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

GENERAL

The Company has two major business segments: steel and cement/concrete. The steel operation produces beams, merchant quality rounds, special bar quality rounds, reinforcing bars, and channels. The cement/concrete segment supplies cement and aggregates, ready-mix, pipe, block and brick.

The steel plant follows a market mill concept which entails producing a wide variety of products from steel scrap. Chaparral strives to be a low-cost supplier and is able to modify its product mix to recognize changing market conditions or customer requirements. Steel products are sold principally to steel service centers, fabricators, cold finishers, forgers and original equipment manufacturers. Chaparral distributes primarily to markets in North America and, under certain market conditions, Europe and Asia.

The cement/concrete facilities are concentrated in Texas and Louisiana, with markets extending into contiguous states. As a vertically integrated concrete products supplier, TXI owns or leases some 50,000 acres of mineral-bearing land. Both steel and cement/concrete operations require large amounts of capital investment, energy, labor and maintenance.

Corporate resources, which are excluded from operating profit, include the president's office as well as certain financial, legal, environmental, personnel and public ownership expenses, none of which are allocated to operations. Brookhollow's real estate activities are also included in corporate resources.

RESULTS OF OPERATIONS

NET SALES

Consolidated 1995 sales increased 17% to a record $830.5 million. Steel sales climbed 15% to $531.8 million, propelled by an 11% increase in tons shipped, while average unit selling prices grew 4%. Product mix based on dollar sales leaned slightly more to the bar mill as sales of Special Bar Quality grew by $22 million on 21% higher shipments. Bar mill pricing overall averaged 8% higher than 1994, while structural mill pricing was up 2%. Pricing in 1995 trended up steadily each quarter, whereas 1994 by comparison was an up and down pricing year. Demand for structural products improved throughout 1995. The 408,000 steel tons shipped in the fourth quarter surpassed the May 1989 record.

Cement/concrete sales of $298.7 million exceeded 1994 by 22%. Cement shipments in 1995, although hampered by rain in March and April, increased 5%. Cement trade pricing averaged 18% higher; ready-mix was up 5%; stone, sand and gravel averaged 7% more, although product mix distorts a generally higher trend. Ready-mix sales increased 33% due principally to capacity added in north Texas. Capacity was added in north Louisiana in May. Cement demand in Texas continues to be in balance with supply. Recent enhancements in the Company's cement plants should permit 1996 production to slightly exceed 1995 totals. If that occurs, profitability would improve through greater sales or elimination of purchased tons with no profit.

Consolidated 1994 sales were $707.1 million, an increase of 15% over last year. Steel sales were up 10% due to 12% higher average selling prices. Cement/concrete sales increased 26% on improved volumes and selling prices of all primary products. Steel shipments of 1.36 million tons were slightly lower than 1993. Product mix between the bar mill and structural mills was substantially unchanged compared to 1993. Bar mill prices averaged 9% higher, while structurals were up 13%. Steel pricing overall had trended up until May, when a $20 per ton decrease in certain wide flange beams was required. Wide flange beams are generally used in commercial buildings for which demand had been flat for the last few years.

Strong demand for cement/concrete products in 1994 permitted significantly greater shipments of cement, aggregates and ready-mix, which comprised 82% of segment sales. Cement prices averaged 6% higher, ready-mix was up 2% and, due to product mix, average aggregate pricing was down 1%. Cement consumption in Texas reached the in-state production capacity during 1994, increasing 13% compared to the prior year.

BUSINESS SEGMENTS


                                                        Year ended May 31,
---------------------------------------------------------------------------------------
In thousands                                   1995            1994            1993
---------------------------------------------------------------------------------------

NET SALES
  Bar mill                                   $167,962        $138,353        $126,830
  Structural mills                            359,845         320,210         289,862
  Transportation service                        4,004           3,712           3,518
                                             --------        --------        --------
  TOTAL STEEL                                 531,811         462,275         420,210

  Cement                                      115,531          93,181          71,240
  Ready-mix                                   114,568          86,213          70,151
  Stone, sand & gravel                         64,285          56,736          47,890
  Other products                               58,615          50,239          40,918
  Interplant                                  (54,284)        (41,497)        (36,117)
                                             --------        --------        --------
  TOTAL CEMENT/CONCRETE                       298,715         244,872         194,082
                                             --------        --------        --------
  TOTAL NET SALES                            $830,526        $707,147        $614,292
                                             ========        ========        ========

UNITS SHIPPED
  Bar mill (tons)                                 475             424             422
  Structural mills (tons)                       1,036             938             962
                                             --------        --------        --------
  TOTAL STEEL TONS                              1,511           1,362           1,384

  Cement (tons)                                 2,226           2,120           1,720
  Ready-mix (cubic yards)                       2,415           1,913           1,586
  Stone, sand & gravel (tons)                  12,375          11,649           9,695


STEEL OPERATIONS
  Gross profit                               $ 94,761        $ 81,777        $ 58,624
  Less:  Depreciation & amortization           33,887          33,756          33,814
         Selling, general & administrative     20,362          15,937          13,992
         Other income                          (3,116)         (3,372)         (2,072)
                                             --------        --------        --------
     OPERATING PROFIT                          43,628          35,456          12,890

CEMENT/CONCRETE OPERATIONS
  Gross profit                                101,678          75,334          57,636
  Less:  Depreciation, depletion &
           amortization                        14,669          14,458          15,168
         Selling, general & administrative     20,806          17,330          12,842
         Other income                          (2,804)         (3,128)         (2,056)
                                             --------        --------        --------
     OPERATING PROFIT                          69,007          46,674          31,682
                                             --------        --------        --------

TOTAL OPERATING PROFIT                       $112,635        $ 82,130        $ 44,572



                                                  Year ended May 31,
-------------------------------------------------------------------------------
In thousands                               1995           1994           1993
-------------------------------------------------------------------------------

CORPORATE RESOURCES
  Other income                           $  1,651       $  2,114       $  2,511
  Less: Depreciation & amortization           786            748            817
        Selling, general &
          administrative                   15,502         13,677         13,651
                                         --------       --------       --------
                                          (14,637)       (12,311)       (11,957)

INTEREST EXPENSE                          (20,117)       (26,231)       (32,596)
                                         --------       --------       --------

INCOME BEFORE TAXES &
  OTHER ITEMS                            $ 77,881       $ 43,588       $     19
                                         ========       ========       ========

CAPITAL EXPENDITURES
  Steel                                  $ 16,234       $  7,805       $  7,426
  Cement/concrete                          27,781         15,252          9,121
  Corporate                                 4,736            248            665
                                         --------       --------       --------
                                         $ 48,751       $ 23,305       $ 17,212
                                         ========       ========       ========

IDENTIFIABLE ASSETS
  Steel                                  $469,827       $488,307       $480,811
  Cement/concrete                         189,096        159,133        169,941
  Corporate                                94,132        101,680        106,548
                                         --------       --------       --------
                                         $753,055       $749,120       $757,300
                                         ========       ========       ========

See notes to consolidated financial statements.



COST OF PRODUCTS SOLD

Consolidated cost of products sold, including depreciation and amortization was $681.8 million, reflecting increased shipments and modestly higher steel scrap and melt shop conversion costs. Chaparral costs were $56.7 million higher at $470.9 million. Purchased scrap costs were unchanged during 1995 and remain at record high per ton rates. Cement/concrete costs of $210.9 million surpassed 1994 by $26.5 million. Cement costs were $11.7 million greater in 1995 due to the absence of clinker sales which reduced 1994 costs. Sale of finished cement is more profitable than clinker, however. Unit manufacturing cost of cement was lower in 1995 due to improved fuel savings and higher volume efficiency.

The 1994 cost, $598.6 million, exceeded 1993 cost by $53.4 million. Steel scrap costs increased $18 per ton. Cement/concrete costs were $34.6 million more as cement shipments increased 23% and ready-mix climbed 21%. Unit costs of ready-mix and aggregates were more efficient. Reduced cement clinker sales contributed to higher cement cost compared to 1993.

OPERATING PROFIT

Record operating profit of $112.6 million surpassed the 1994 mark by 37%, or $30.5 million, as both businesses improved dramatically. Steel profits jumped $8.1 million as average price increases of $13 per ton exceeded unit cost increases of $8. Cement/concrete added an additional $22.3 million to post a record $69.0 million profit. Greater shipments with higher pricing lead to this improvement. Cement prices rose more than $7 per ton during the year while unit costs were level with 1994.

Operating profit in 1994 was $82.1 million, as steel profits climbed $22.6 million and cement/concrete increased $15.0 million. Steel shipments were down slightly but on $36 per ton higher pricing. Cement/concrete shipments were significantly improved and mostly higher priced.


SELLING, GENERAL & ADMINISTRATIVE EXPENSES AND OTHER INCOME

Total SG&A including both operations and corporate was $58.3 million, an increase of $11.0 million in 1995. Steel costs of $20.4 million gained $4.5 million on $2.9 million additional profit sharing and $.9 million more selling expense. Cement/concrete division costs of $20.8 million grew $3.5 million predominantly on incentive expense and added selling costs. Corporate resources moved up $1.8 million to $15.5 million mostly due to provision for added incentive pay. The 1994 SG&A expenses had increased 10% to $47.3 million on additional profit sharing and expanded marketing costs.

Combined other income was $7.6 million in 1995, down somewhat from the prior year as routine retirement of assets resulted in smaller gains than in 1994. This account also includes Brookhollow land sales and state tax refunds.


INTEREST EXPENSE

Interest expense declined $6.1 million, $1.3 million from Chaparral and $4.8 million in TXI. This reduction was a result of debt retirement in both entities during most of 1995 and a significant TXI debt refinancing and rate reduction in 1994.


FINANCIAL CONDITION

Net income was 86% better than 1994 and combined with improvement in working capital to produce $115.9 million in operating cash--more than double the previous record. With that additional $64.5 million cash, both operations bolstered capital expenditures by $25.5 million, TXI purchased $54.7 million in treasury shares (offset by $50.5 million borrowing) and retired approximately $65 million in debt. Total borrowings, including short-term notes to banks in 1994, reduced approximately $15 million. Year-end debt to total capitalization ratio was 35%, 2% higher than 1994, principally due to treasury share purchases reducing 1995 equity. The 1.2 million treasury shares purchased in April 1995 effectively restores the outstanding common shares to the same level as before the April 1994 conversion of $46.9 million debentures to common stock.

Working capital grew $26.2 million to $187.6 million. Notes and accounts receivable grew to $99.4 million in support of expanded sales. Average days outstanding increased as sales were up sharply (33%) in the month of May year-over-year, due partly to drier weather. Inventories declined as planned at Chaparral, while cement inventories grew by $5.7 million, as production consistently exceeded shipments due to poor weather in the winter and spring. Cement shipments should consume inventory this summer. Goodwill was reduced by $11.7 million, $9.4 million in addition to the annual amortization. This reduction related to an adjustment of a previously recorded tax liability.

Capital expenditures totaled $48.8 million, $16.2 million in Chaparral and the balance in TXI. The majority of this outlay was for replacement/enhancement items, although the expansion of ready-mix operations accounted for approximately $11 million in capital items. Capital budget plans for 1996 contemplate $100 million. Additional items of transportation and aggregate handling equipment are expected to be leased. The growth in this number reflects anticipated expansion projects in the cement/concrete segment.

Debt retirement, treasury share purchases and dividend payments consumed $74.6 million in cash. Chaparral retired $35.5 million in debt, while TXI added $19.9 million owing to the $50 million borrowed to finance the treasury share purchase. TXI has a credit line of $150 million, $93 million of which has been borrowed and $5.7 million has been utilized to support letters of credit. This line is due to expire in November 1999. Chaparral has short-term facilities of $20 million which are eligible for renewal in January 1996. TXI's quarterly cash dividend was doubled in January 1995 to $.10 per common share, reflecting the Board of Directors' confidence in the Company's future.

The Company generally maintains a policy of financing major capital expansion projects with long-term borrowing. Working capital, investments and replacement assets are funded out of cash flow from operations. The Company expects current financial resources and cash from 1996 operations to be sufficient to provide funds for planned capital expenditures, scheduled debt payments and other known working capital needs for fiscal 1996. If additional funds are required to accomplish long-term expansion of operations, management believes that funding can be obtained through lending or equity sources to meet such requirements.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page

Report of Independent Auditors............................................   13

Consolidated Balance Sheets-May 31, 1995 and 1994.........................   14

Consolidated Statements of Income-Years ended
        May 31, 1995, 1994 and 1993.......................................   15

Consolidated Statements of Cash Flows-Years
        ended May 31, 1995, 1994 and 1993.................................   16

Consolidated Statements of Shareholders' Equity-
        Years ended May 31, 1995, 1994 and 1993...........................   17

Notes to Consolidated Financial Statements................................   18


                        REPORT OF INDEPENDENT AUDITORS



Board of Directors
Texas Industries, Inc.


We have audited the accompanying consolidated balance sheets of Texas Industries, Inc. and subsidiaries as of May 31, 1995 and 1994, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended May 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Texas Industries, Inc. and subsidiaries at May 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 1995, in conformity with generally accepted accounting principles.



                                                Ernst & Young LLP



Dallas, Texas
July 14, 1995

                          CONSOLIDATED BALANCE SHEETS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

                                                            May 31,
--------------------------------------------------------------------------
In thousands                                            1995      1994
--------------------------------------------------------------------------

ASSETS
CURRENT ASSETS
  Cash and temporary investments                      $ 25,988  $ 31,766
  Notes and accounts receivable                         99,445    76,815
  Inventories                                          125,384   135,851
  Prepaid expenses                                      41,957    32,646
                                                      --------  --------
        TOTAL CURRENT ASSETS                           292,774   277,078

OTHER ASSETS
  Real estate and other investments                     29,392    30,523
  Goodwill                                              61,217    72,916
  Commissioning costs and other assets                  22,533    23,710
                                                      --------  --------
                                                       113,142   127,149

PROPERTY, PLANT AND EQUIPMENT
  Land and land improvements                           105,874    90,685
  Buildings                                             54,749    51,776
  Machinery and equipment                              737,222   727,818
                                                      --------  --------
                                                       897,845   870,279
Less allowances for depreciation                       550,706   525,386
                                                      --------  --------
                                                       347,139   344,893
                                                      --------  --------
                                                      $753,055  $749,120
                                                      ========  ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable to banks                              $     --  $ 15,000
  Trade accounts payable                                57,019    44,022
  Accrued interest, wages and other items               30,675    25,546
  Current portion of long-term debt                     17,477    31,127
                                                      --------  --------
        TOTAL CURRENT LIABILITIES                      105,171   115,695

LONG-TERM DEBT                                         185,274   171,263

DEFERRED FEDERAL INCOME TAXES AND OTHER CREDITS         80,178    73,196

MINORITY INTEREST                                       39,323    36,295

SHAREHOLDERS' EQUITY
  Preferred stock                                          598       598
  Common stock, $1 par value                            12,534    12,534
  Additional paid-in capital                           266,045   265,790
  Retained earnings                                    119,587    75,511
  Cost of common shares in treasury                    (55,655)   (1,762)
                                                      --------  --------
                                                       343,109   352,671
                                                      --------  --------
                                                      $753,055  $749,120
                                                      ========  ========

See notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES



                                                    Year Ended May 31,
-----------------------------------------------------------------------------
In thousands except per share                  1995       1994       1993
-----------------------------------------------------------------------------
NET SALES                                    $830,526   $707,147   $614,292

COSTS AND EXPENSES (INCOME)
  Cost of products sold                       681,824    598,601    545,200
  Selling, general and administrative          58,275     47,341     43,116
  Interest                                     20,117     26,231     32,596
  Other income                                 (7,571)    (8,614)    (6,639)
                                             --------   --------   --------
                                              752,645    663,559    614,273
                                             --------   --------   --------
        INCOME BEFORE THE FOLLOWING ITEMS      77,881     43,588         19

INCOME TAXES
  Expense (benefit)                            25,700     13,607       (646)
  Change in statutory federal tax rate             --      1,949         --
                                             --------   --------   --------
                                               25,700     15,556       (646)
                                             --------   --------   --------
                                               52,181     28,032        665

Minority interest in Chaparral                 (4,164)    (2,281)       393
                                             --------   --------   --------
                               NET INCOME    $ 48,017   $ 25,751   $  1,058
                                             ========   ========   ========

Average common shares                          12,426     11,327     11,085

Net income per common share                  $   3.88   $   2.29   $    .11
                                             ========   ========   ========

Cash dividends                               $    .30   $    .20   $    .20
                                             ========   ========   ========


See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


                                                       Year Ended May 31,
-------------------------------------------------------------------------------
In thousands                                      1995       1994       1993
-------------------------------------------------------------------------------

OPERATING ACTIVITIES
  Net income                                    $ 48,017   $ 25,751   $  1,058
  Gain on disposal of assets                      (1,994)    (2,535)      (264)
  Non-cash items
    Depreciation, depletion and
      amortization                                49,342     48,962     49,799
    Deferred taxes                                 5,434      3,790     (4,284)
    Undistributed minority interest                3,028      1,186     (1,528)
    Other - net                                    4,798      1,575        819
  Changes in operating assets and
      liabilities
    Notes and accounts receivable                (22,608)      (937)    (2,125)
    Inventories and prepaid expenses              10,781    (18,468)     2,431
    Accounts payable and accrued
      liabilities                                 17,935     (7,980)     2,470
    Real estate and investments                    1,131         28        985
                                                --------   --------   --------
        Net cash provided by operations          115,864     51,372     49,361

INVESTING ACTIVITIES
  Capital expenditures                           (48,751)   (23,305)   (17,212)
  Proceeds from disposition of assets              3,132      2,880        497
  Purchase of temporary investments                   --     (2,017)    (4,660)
  Proceeds from temporary investments                 --      8,374      4,816
  Cash surrender value - insurance                (1,759)      (821)     5,554
  Commissioning costs and other - net                303       (315)      (375)
                                                --------   --------   --------
        Net cash used by investing               (47,075)   (15,204)   (11,380)

FINANCING ACTIVITIES
  Proceeds of short-term borrowing                    --     30,000      7,000
  Repayments of short-term borrowing             (15,000)   (15,000)    (7,000)
  Proceeds of long-term borrowing                 50,485     71,517        600
  Debt retirements                               (50,127)  (111,738)   (22,290)
  Purchase of treasury shares                    (54,688)    (3,595)       (29)
  Dividends paid                                  (3,618)    (2,308)    (2,228)
  Other - net                                     (1,619)       (34)    (1,410)
                                                --------   --------   --------
        Net cash used by financing               (74,567)   (31,158)   (25,357)
                                                --------   --------   --------
Increase (decrease) in cash                       (5,778)     5,010     12,624

Cash at beginning of year                         31,766     26,756     14,132
                                                --------   --------   --------
Cash at end of year                               25,988     31,766     26,756
Temporary investments                                 --         --      6,333
                                                --------   --------   --------
Cash and temporary investments at
    end of year                                 $ 25,988   $ 31,766   $ 33,089
                                                ========   ========   ========

See notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

---------------------------------------------------------------------------------------------------------------------
                                                    Common
                                                     Stock     Additional                  Treasury       Total
                                      Preferred     $1 Par      Paid-in        Retained     Common     Shareholders'
In thousands                            Stock        Value      Capital        Earnings      Stock       Equity
---------------------------------------------------------------------------------------------------------------------

May 31, 1992                            $598       $11,100      $220,776       $ 55,544    $ (6,116)     $281,902

  Net income                                                                      1,058                     1,058
  Cash dividends
    Preferred stock - $5 a share                                                    (30)                      (30)
    Common stock - $.20 a share                                                  (2,198)                   (2,198)
  Treasury stock issued for bonuses
    and options - 96,451 shares                                                  (1,441)      3,249         1,808
  Treasury stock purchased -
    1,034 shares                                                                                (29)          (29)
                                        ----       -------      --------       --------    --------      --------
May 31, 1993                             598        11,100       220,776         52,933      (2,896)      282,511

  Net income                                                                     25,751                    25,751
  Cash dividends
    Preferred stock - $5 a share                                                    (30)                      (30)
    Common stock - $.20 a share                                                  (2,278)                   (2,278)
  Common stock issued for bond
    conversion - 1,432,296 shares                    1,432        44,876                                   46,308
  Common and treasury stock issued
    for bonuses and options - 136,476                    2           138           (865)      4,729         4,004
  Treasury stock purchased -
    94,978 shares                                                                            (3,595)       (3,595)
                                        ----       -------      --------       --------    --------      --------
May 31, 1994                             598        12,534       265,790         75,511      (1,762)      352,671

  Net income                                                                     48,017                    48,017
  Cash dividends
    Preferred stock - $5 a share                                                    (30)                      (30)
    Common stock - $.30 a share                                                  (3,588)                   (3,588)
  Treasury stock issue for bonuses
    and options - 20,254 shares                                      255           (323)        795           727
  Treasury stock purchased -
    1,498,478 shares                                                                        (54,688)      (54,688)
                                        ----       -------      --------       --------    --------      --------
May 31, 1995                            $598       $12,534      $266,045       $119,587    $(55,655)     $343,109
                                        ====       =======      ========       ========    ========      ========

At May 31, 1995, Common Stock and Additional Paid-in Capital include $127.8 million of accumulated transfers from Retained Earnings in connection with stock dividends.

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

For cash flow purposes, temporary investments which have maturities of less than 90 days when purchased are considered cash equivalents.

Earnings per share are computed by deducting preferred dividends from net income and adjusting for amortization of additional goodwill in connection with the contingent payment for the acquisition of Chaparral, then dividing this amount by the weighted average number of common shares outstanding during the period, including common stock equivalents.

Goodwill, currently being amortized on a straight-line basis over a 40-year period, is net of accumulated amortization of $12.2 million at May 31, 1995 and $9.9 million at May 31, 1994. A $9.4 million reduction in goodwill was recognized as of May 31, 1995 due to the realization of certain tax benefits arising from the acquisition of Chaparral. Management reviews remaining goodwill with consideration toward recovery through future operating results (undiscounted) at the current rate of amortization.

The Company's policy for new facilities is to capitalize certain costs until the facility is substantially complete and ready for its intended use. Chaparral began the commissioning of the large beam mill in February 1991. The mill was substantially complete and ready for its intended use in the third quarter of fiscal 1992 with a total of $15.1 million of costs deferred. The annual amount of amortization charged to income was $3 million in 1995, 1994 and 1993, based on a five-year period. Total accumulated amortization is $10 million.

Accounting for income taxes uses the liability method of recognizing and classifying deferred income taxes. The Company joins in filing a consolidated return with its subsidiaries. Current and deferred tax expense is allocated among the members of the group based on a stand-alone calculation of the tax of the individual member.

The estimated fair value of each class of financial instrument as of May 31, 1995 approximates carrying value except for Chaparral's long-term debt. The fair value of long-term debt at May 31, 1995, estimated by applying discounted cash flow analysis based on interest rates currently available to the Company for such debt with similar terms and remaining maturities, is approximately $218.1 million compared to the carrying amount of $202.8 million.

Certain amounts in the 1993 and 1994 financial statements have been reclassified to conform to the 1995 presentation.

WORKING CAPITAL

Working capital totaled $187.6 million at May 31, 1995, compared to $161.4 million at the prior year-end.

Notes and accounts receivable of $99.4 million at May 31, 1995, compared with $76.8 million in 1994, are presented net of allowances for doubtful receivables of $3.2 million in 1995 and $4.6 million in 1994.

Inventories are stated at cost (not in excess of market) generally using the last-in, first-out method (LIFO). If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $11.6 million in 1995 and $12.0 million in 1994.

Inventories are summarized as follows:

 -----------------------------------------------------------------------
                In thousands                            1995      1994
 -----------------------------------------------------------------------

 Finished products                                    $ 55,874  $ 72,583
 Work in process                                        19,148    21,708
 Raw materials and supplies                             50,362    41,560
                                                      --------  --------
                                                      $125,384  $135,851
                                                      ========  ========

LONG-TERM DEBT

Long-term debt is comprised of the following:

 -----------------------------------------------------------------------
 In thousands                                           1995      1994
 -----------------------------------------------------------------------

 Bank obligations, maturing through 1999,
   interest rates from 6.81% to 6.94%
   (.75% over LIBOR)                                  $ 93,000  $ 71,000
 Senior notes of Chaparral, due through 2004,
   interest rates average 10.2%                         72,000    80,000
 First mortgage notes of Chaparral,
   due through 2000, interest rate 14.2%                20,458    26,595
 First mortgage notes of Chaparral,
   due through 1995, interest rate 9%
   (2% over LIBOR)                                       1,248     7,256
 Pollution control bonds, due through 2007,
   interest rates from 6.75% to 10%                     10,350    11,366
 Other, maturing through 2005, interest rates
   from 7% to 10.75%                                     5,696     6,173
                                                      --------  --------
                                                       202,752   202,390
 Less current maturities                                17,477    31,127
                                                      --------  --------
                                                      $185,275  $171,263
                                                      ========  ========


Annual maturities of long-term debt for each of the five succeeding years are $17.5, $13.9, $16.7, $33.2 and $82.9 million.

In October 1994, the Company replaced its bank-financed $71 million Senior note and $25 million credit line with a $150 million long-term line of credit provided by the same bank group. In addition to the $93.0 million currently outstanding under this line, $5.7 million has been utilized to support letters of credit. The available borrowings began reducing in February 1995 at quarterly rates of $3.8 million through November 1996 and $5 million thereafter until expiration in November 1999. Commitment fees at an annual rate of 1/4 of 1% are paid on the unused portion of this line.

Chaparral has available bank lines of credit of $20 million, which are due to expire in January 1996, if not renewed. The interest rate charged on borrowings is .45% over LIBOR (6% at May 1995). Commitment fees at an annual rate of 1/4 of 1% are paid on the unused portions of these lines. The weighted average interest rate on borrowings outstanding at May 31, 1994 was 4.77%.

The loan agreements contain covenants which provide for minimum working capital, restrictions on purchases of treasury stock and payment of dividends on common stock, and limitations on incurring certain indebtedness and making certain investments. Under the most restrictive of these agreements, the aggregate amount of annual cash dividends on common stock is limited based on the ratio, excluding Chaparral, of earnings before interest, taxes, depreciation and amortization plus dividends from Chaparral to fixed charges. Chaparral loan agreements also restrict dividends and advances to its shareholders, including the parent company, to $37.0 million as of May 31, 1995. The Company and Chaparral are in compliance with all loan covenant restrictions.

Property, plant and equipment, principally Chaparral's, carried at a net amount of approximately $214.5 million at May 31, 1995 is mortgaged as collateral for $25.4 million of secured debt.

The amount of interest paid was $18.4 million in 1995, $31.6 million in 1994 and $33.4 million in 1993.

SHAREHOLDERS' EQUITY

Common stock consists of:

------------------------------------------------------------------
In thousands                                        1995     1994
------------------------------------------------------------------
Shares authorized                                  15,000   15,000
Shares outstanding at May 31                       11,011   12,489
Average shares outstanding including equivalents   12,426   11,327
Shares held in treasury                             1,523       45
Shares reserved for stock options and other         1,304    1,334

There are authorized 100,000 shares of Cumulative Preferred Stock, no par value, of which 20,000 shares are designated $5 Cumulative Preferred Stock (Voting), redeemable at $105 per share and entitled to $100 per share upon dissolution. There were 5,976 shares of $5 Cumulative Preferred Stock outstanding at May 31, 1995 and 1994.

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

STOCK OPTION PLANS

The Company's stock option plans provide that non-qualified and incentive stock options to purchase Common Stock may be granted to directors, officers and key employees at market prices at date of grant. Generally, options become exercisable in installments beginning one or two years after date of grant and expire six or ten years later depending on the initial date of grant. A summary of option transactions for the two years ended May 31, 1995, follows:

                         Shares Under Option   Aggregate Option Price
---------------------------------------------------------------------
$ In thousands             1995       1994       1995        1994
---------------------------------------------------------------------
Outstanding at June 1     360,004    429,874    $ 7,783     $10,129
 Granted                  219,500     87,450      7,002       2,108
 Exercised                (19,029)  (134,492)      (432)     (3,856)
 Cancelled                (12,034)   (22,828)      (425)       (598)
                          -------   --------    -------     -------
Outstanding at May 31     548,441    360,004    $13,928    $  7,783
                          =======    =======    =======    ========

At May 31, 1995, there were 116,211 shares exercisable and 697,050 shares available for future grants. Outstanding options expire on various dates to January 18, 2005.

INCOME TAXES

The Company made income tax payments of $19.7 million, $9.7 million and $.4 million in 1995, 1994 and 1993, respectively. An additional income tax provision of $1,949,000 was recognized in 1994 due to federal tax legislation enacted on August 10, 1993 which increased the corporate tax rate to 35%.

The provisions for income taxes are composed of:

----------------------------------------------
In thousands         1995     1994      1993
----------------------------------------------

Current             $20,266  $11,766  $ 3,637
Deferred              5,434    3,790   (4,283)
                    -------  -------  -------
Expense (benefit)   $25,700  $15,556  $  (646)
                    =======  =======  =======

A reconcilement from statutory federal taxes to the above provisions follows:

 ---------------------------------------------------------------------------------------------
In thousands                                              1995           1994         1993
----------------------------------------------------------------------------------------------

Taxes at statutory rate                                $ 27,258        $ 15,256     $     6
Change in statutory federal tax rate                         --           1,949          --
Tax credit carryforwards                                   (333)            (36)        653
Additional depletion                                     (2,352)         (2,107)     (1,831)
Goodwill                                                    809             811         788
State income tax                                            552             242         220
Non taxable insurance benefits                             (502)           (528)       (481)
Other - net                                                 268             (31)         (1)
                                                       --------        --------     -------
                                                       $ 25,700        $ 15,556     $  (646)
                                                       ========        ========     =======

The components of the net deferred tax liability at May 31 are summarized below:

-----------------------------------------------------------------------------------------------
In thousands                                                   1995                  1994
-----------------------------------------------------------------------------------------------
Deferred tax assets
Deferred compensation                                       $  3,711              $  3,317
Expenses not currently tax deductible                          9,929                 9,154
Tax cost in inventory                                          3,437                 3,516
Net operating loss carryforwards                                  14                 2,129
Tax credit carryforwards                                          --                 2,486
Alternative minimum tax credit carryforwards                  11,713                18,446
                                                            --------              --------
Total deferred tax assets                                     28,804                39,048

Deferred tax liabilities
Accelerated tax depreciation                                  68,172                72,800
Deferred real estate gains                                     5,663                 5,488
Deferred acquisition expense                                      --                 9,381
Commissioning costs                                            1,760                 2,817
Other                                                          2,127                 1,427
                                                            --------              --------
Total deferred tax liabilities                                77,722                91,913
                                                            --------              --------
Net tax liability                                             48,918                52,865
Less current portion (asset)                                 (20,316)              (10,691)
                                                            --------              --------
Net deferred tax liability                                  $ 69,234              $ 63,556
                                                            ========              ========

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


RETIREMENT PLANS

Substantially all employees of the Company are covered by a series of defined contribution retirement plans. The amount of pension expense charged to costs and expenses for the above plans was $2.6 million in 1995, $1.5 million in 1994 and $1.8 million in 1993. It is the Company's policy to fund the plans to the extent of charges to income.

INCENTIVE PLANS

All personnel employed as of May 31 share in the pretax income of the Company for the year then ended based on predetermined formulas. The duration of most of the plans is one year; certain executives are additionally covered under a three-year plan. All plans are subject to annual review by the Company's Board of Directors. The expense for these plans, included in selling, general and administrative, was $8.9 million, $4.1 million and $1.8 million for 1995, 1994 and 1993, respectively.

Certain executives of Chaparral participate in a deferred compensation plan based on a five-year average of earnings. Amounts recorded as expense (reduction) under the plan were $(.1) million, $(2.0) million and $(2.4) million for 1995, 1994 and 1993, respectively.

OPERATING LEASES

Total expense for operating leases for mobile equipment, office space and other items (other than for mineral rights) amounted to $12.0 million in 1995, $10.0 million in 1994 and $9.6 million in 1993. Non-cancelable operating leases with an initial or remaining term of more than one year totaled $60.1 million at May 31, 1995. Annual lease payments for the five succeeding years are $12.3 million, $9.7 million, $9.5 million, $6.2 million and $6.7 million.

BUSINESS SEGMENTS

Business segment information is presented on pages 9 and 10. Intersegment sales, which are not material, are accounted for at prices comparable to normal trade customer sales. Operating profit is total sales and revenue less operating costs and expenses, excluding general corporate expenses and interest expense. Identifiable assets by segment are those assets that are used in the Company's operation in each segment. Corporate assets consist primarily of cash and temporary investments, real estate subsidiaries and other financial assets not identified with a major business segment.

QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following is a summary of quarterly financial information (in thousands except per share):

-----------------------------------------------------------------------------------------
 1995                       Aug.               Nov.            Feb.            May
-----------------------------------------------------------------------------------------
Net sales
    Steel                 $124,382           $126,273        $132,388        $148,768
    Cement/concrete         76,585             74,822          66,603          80,705
                          --------           --------        --------        --------
                           200,967            201,095         198,991         229,473
                          ========           ========        ========        ========

Operating profit
    Steel                    6,249             11,005          11,143          15,231
    Cement/concrete         18,845             16,502          10,105          23,555
                          --------           --------        --------        --------
                            25,094             27,507          21,248          38,786
                          ========           ========        ========        ========

Net income                  10,766             12,010           6,876          18,365

Per share
    Net income*                .85                .96             .55            1.56
    Dividends                  .05                .05             .10             .10
    Stock prices
        High                36 3/4             38 7/8          35 1/4          39 1/2
        Low                 31 7/8             30              29 1/2          31


 ----------------------------------------------------------------------------------------
 1994                       Aug.               Nov.            Feb.            May
 ----------------------------------------------------------------------------------------
Net sales
   Steel                  $101,896           $117,225        $118,687        $124,467
   Cement/concrete          66,852             55,898          51,414          70,708
                          --------           --------        --------        --------
                           168,748            173,123         170,101         195,175
                          ========           ========        ========        ========

Operating profit
    Steel                    4,353             10,741          10,697           9,665
    Cement/concrete         11,568              8,309           5,588          21,209
                          --------           --------        --------        --------
                            15,921             19,050          16,285          30,874
                          ========           ========        ========        ========
Net income                   1,426              5,585           2,866          15,874

Per share
    Net income*                .13                .51             .26            1.33
    Dividends                  .05                .05             .05             .05
    Stock prices
       High                 24 7/8             26               36             39 3/4
       Low                  21 7/8             23 1/8           26             30 7/8

* The sum of these amounts does not equal the annual amount because of changes in the average number of common equity shares outstanding during the year.

FINANCIAL INFORMATION OF REGISTRANT (Unaudited)

The following condensed balance sheets of the Registrant only (solely parent company) with subsidiaries carried on the equity method as of May 31, 1995 and 1994 and the related statements of income and cash flows for each of the three years in the period ended May 31, 1995, are furnished to satisfy disclosure requirements due to the percentage of consolidated net assets which reside in subsidiary companies and which are subject to third party restrictions.

Balance Sheets
--------------

                                                          May 31,
---------------------------------------------------------------------------
In thousands                                         1995          1994
---------------------------------------------------------------------------
Assets
Current assets
    Cash and temporary investments                $  6,537       $ 28,197
    Notes and accounts receivable                   44,831         33,369
    Inventories                                     23,241         17,949
    Prepaid expenses                                27,923         18,766
                                                  --------       --------
       TOTAL CURRENT ASSETS                        102,532         98,281

Other assets
    Investment in and net advances to
        subsidiaries                               267,394        265,456
    Other assets                                    20,844         18,138
                                                  --------       --------
                                                   288,238        283,594

Property, plant and equipment
    Land and land improvements                      72,989         58,576
    Buildings                                       25,842         24,097
    Machinery and equipment                        275,192        279,670
                                                  --------       --------
                                                   374,023        362,343
Less allowances for depreciation and depletion     258,466        260,545
                                                  --------       --------
                                                   115,557        101,798
                                                  --------       --------
                                                  $506,327       $483,673
                                                  ========       ========

Liabilities and shareholders' equity
Current liabilities
    Trade accounts payable                        $ 15,986       $ 13,902
    Accrued interest, wages and other items         14,407         10,100
    Current portion of long-term debt                1,625         12,820
                                                  --------       --------
       TOTAL CURRENT LIABILITIES                    32,018         36,822

Long-term debt                                     104,208         72,834

Deferred federal income taxes and other credits     26,992         21,346

Shareholders' equity
    Preferred stock                                    598            598
    Common stock, $1 par value                      12,534         12,534
    Additional paid-in capital                     266,045        265,790
    Retained earnings                              119,587         75,511
    Cost of common shares in treasury              (55,655)        (1,762)
                                                  --------       --------
                                                   343,109        352,671
                                                  --------       --------
                                                  $506,327       $483,673
                                                  ========       ========

Statements of Income
--------------------

                                                       Year Ended May 31,
--------------------------------------------------------------------------------
In thousands                                       1995       1994       1993
--------------------------------------------------------------------------------
Net sales                                        $290,592   $248,325   $197,829

Costs and expenses (income)
  Cost of products sold                           209,622    198,163    162,022
  Selling, general and administrative              34,264     26,569     24,052
  Interest                                          8,192     12,980     16,621
  Other income                                     (7,538)    (8,613)    (7,081)
                                                 --------   --------    -------
                                                  244,540    229,099    195,614
                                                 --------   --------   --------
          Income before the following items        46,052     19,226      2,215

Income taxes
  Expense                                          13,566      3,872        657
  Change in statutory federal tax rate                 --        268         --
                                                 --------    -------   --------
                                                   13,566      4,140        657
                                                 --------    -------   --------
                     Income from operations        32,486     15,086      1,558

Equity in earnings of subsidiaries
  Income (loss) from continuing operations
    of subsidiaries                                15,531     10,665       (500)
                                                 --------    -------   --------
                                 NET INCOME      $ 48,017   $ 25,751   $  1,058
                                                 ========   ========   ========


Statements of Cash Flows
------------------------

                                                       Year ended May 31,
--------------------------------------------------------------------------------
In thousands                                       1995       1994       1993
--------------------------------------------------------------------------------
Net cash provided by operations                  $ 48,606   $ 39,178   $ 21,609

Investing activities
  Capital expenditures                            (30,154)   (14,814)    (7,591)
  Proceeds from disposition of assets               1,899      2,454        377
  Purchase of investments                              --     (2,017)    (4,660)
  Proceeds from investments                            --      8,374      2,084
  Cash surrender value-insurance                   (1,515)      (820)     5,555
  Other - net                                        (747)    (7,417)    (2,151)
                                                 --------    -------   --------
    Net cash used by investing                    (30,517)   (14,240)    (6,386)

Financing activities
  Proceeds of long-term borrowing                  49,500     71,257        600
  Debt retirements                                (29,324)   (73,505)    (6,146)
  Purchase of treasury shares                     (54,688)    (3,595)       (29)
  Dividends paid                                   (3,618)    (2,308)    (2,228)
  Other - net                                      (1,619)       (34)    (1,410)
                                                 --------    -------   --------
    Net cash used by financing                    (39,749)    (8,185)    (9,213)
                                                 --------    -------   --------
Increase (decrease) in cash                       (21,660)    16,753      6,010

Cash at beginning of year                          28,197     11,444      5,434
                                                 --------    -------   --------
Cash at end of year                                 6,537     28,197     11,444
Temporary investments                                  --         --      6,333
                                                 --------    -------   --------
Cash and temporary investments at end of year    $  6,537   $ 28,197   $ 17,777
                                                 ========   ========   ========

Notes to Financial Information of Registrant
--------------------------------------------

Long-term Debt

Annual maturities of long-term debt for each of the five succeeding years are $1.6, $1.5, $4.3, $20.9, and $70.8 million. Long-term debt is comprised of the following:

--------------------------------------------------------------------------------
In thousands                                                  1995     1994
--------------------------------------------------------------------------------
Bank obligations, maturing through 1999, interest rates
  from 6.81% to 6.94% (.75% over LIBOR)                      $ 93,000  $71,000
Pollution control bonds, due through 2007, interest rates
  from 6.75% to 10%                                            10,350   11,366
Other, interest rates from 7% to 10%                            2,483    3,288
                                                             --------  -------
                                                              105,833   85,654
Less current maturities                                         1,625   12,820
                                                             --------  -------
                                                             $104,208  $72,834
                                                             ========  =======


In October 1994, the Company replaced its bank-financed $71 million Senior note and $25 million credit line with a $150 million long-term line of credit provided by the same bank group. In addition to the $93.0 million currently outstanding under this line, $5.7 million has been utilized to support letters of credit. The available borrowings began reducing in February 1995 at quarterly rates of $3.8 million through November 1996 and $5 million thereafter until expiration in November 1999. Commitment fees at an annual rate of 1/4 of 1% are paid on the unused portion of this line.

Dividends from Subsidiaries

The Company received cash dividends from subsidiaries of $4.8 million in 1995, $6.4 million in 1994, and $4.8 million in 1993.

Restricted Transfer of Assets from Subsidiaries

Chaparral has loan covenants that restrict the transfer of assets by loans, advances or dividends to the parent. These covenants require that Chaparral maintain minimum levels of working capital, restrict loans and the percentage of net income that can be distributed as dividends. The restricted net assets were $188.3 million and the restricted retained earnings were $43.5 million at May 31, 1995. The retained earnings of subsidiaries included in the consolidated retained earnings at May 31, 1995, were $31.8 million.



ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
          -----------------------------------------------------

None

                                   PART III

In accordance with paragraph (3) of General Instruction G to Form 10-K, Part III of this report is omitted because the Registrant will file with the Securities Exchange Commission, not later than 120 days after May 31, 1995, a definitive proxy statement pursuant to Regulation 14A involving the election of Directors. Reference is made to the sections of such proxy statement entitled "Security Ownership of Certain Beneficial Owners", "Election of Directors", "Executive Compensation", "Report of the Compensation Committee on Executive Compensation" and "Security Ownership of Management", which sections of such proxy statement are incorporated herein by reference. Information concerning the Registrant's executive officers is set forth under Part I, Item 4a of this report.


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

(a)  Documents filed as a part of this report.

     (1)  Financial Statements

          Report of Independent Auditors
          Consolidated Balance Sheets - May 31, 1995 and 1994
          Consolidated Statements of Income - Years ended May 31, 1995, 1994 and 1993
          Consolidated Statements of Cash Flows - Years ended May 31, 1995,
           1994 and 1993
          Consolidated Statements of Shareholders' Equity - Years ended May 31,
           1995, 1994 and 1993
          Notes to Consolidated Financial Statements

     (2)  Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

     (3)  Listing of Exhibits

          3. Articles of Incorporation (previously filed and incorporated herein by reference)

          4. Instruments defining rights of security holders (previously filed and incorporated by reference)

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

          11. Statement re:  computation of per share earnings

          21. Subsidiaries of the Registrant

          23. Consent of Independent Auditors

          24. Power of Attorney for certain members of the Board of Directors

          27. Financial Data Schedule (electronically filed only)

This schedule contains summary financial information extracted from the Registrant's May 31, 1995 Consolidated Financial Statements and is qualified in its entirety by reference to such financial statements.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended May 31, 1995.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of August, 1995.

                                        TEXAS INDUSTRIES, INC.



                                By      /s/  Robert D. Rogers
                                        --------------------------------
                                             Robert D. Rogers, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signature                         Title                       Date
       ---------                         -----                       ----

/s/  Robert D. Rogers        President and Chief Executive       August 24, 1995
---------------------------   Officer (Principal Executive
     Robert D. Rogers         Officer)

/s/  Richard M. Fowler       Vice President - Finance and        August 24, 1995
---------------------------   Chief Financial Officer
     Richard M. Fowler        (Principal Financial Officer)

/s/  James R. McCraw         Vice President - Controller         August 24, 1995
---------------------------   (Principal Accounting Officer)
     James R. McCraw

                             Director                            August 24, 1995
---------------------------
      Robert Alpert

/s/  Gordon E. Forward*      Director                            August 24, 1995
---------------------------
     Gordon E. Forward

/s/  Richard I. Galland*     Director                            August 24, 1995
---------------------------
     Richard I. Galland

/s/  Gerald R. Heffernan*    Director                            August 24, 1995
---------------------------
     Gerald R. Heffernan

/s/  James M. Hoak*          Director                            August 24, 1995
---------------------------
     James M. Hoak

/s/  Ralph B. Rogers*        Director                            August 24, 1995
---------------------------
     Ralph B. Rogers

/s/  Robert D. Rogers        Director                            August 24, 1995
---------------------------
     Robert D. Rogers


---------------------------  Director                            August 24, 1995
     Ian Wachtmeister

/s/  Elizabeth C. Williams*  Director                            August 24, 1995
---------------------------
Elizabeth C. Williams


* BY  /s/  James R. McCraw   Vice President - Controller         August 24, 1995
      ---------------------
           James R. McCraw


                               INDEX TO EXHIBITS


Exhibits                                                                   Page

 3.    Articles of Incorporation............................................ *

 4.    Instruments defining rights of security holders...................... *

 11.   Statement re:  computation of per share earnings.....................30

 21.   Subsidiaries of the Registrant.......................................31

 23.   Consent of Independent Auditors......................................32

 24.   Power of Attorney for certain members of the Board of Directors......33

 27.   Financial Data Schedule..............................................**


        * Previously filed and incorporated herein by reference. ** Electronically filed only.