Form 10-Q
period 1995-08-31
TEXAS INDUSTRIES INC
filed 1995-10-12
CIK 97472

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q



(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 1995


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


       1341 West Mockingbird Lane, Suite 700W, Dallas, Texas 75247-6913
       (Address of principal executive offices)              (Zip Code)


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

As of October 9, 1995, 11,049,834 shares of Registrant's Common Stock, $1.00 par value, were outstanding.

                                     INDEX

                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION                                                                  Page
-----------------------------

Item 1.     Financial Statements

            Consolidated Balance Sheets -- August 31, 1995 and May 31, 1995.....................3

            Consolidated Statements of Income -- three months ended August 31, 1995 and August 31, 1994..............................................................4

            Consolidated Statements of Cash Flows -- three months ended August 31, 1995 and August 31, 1994..............................................................5

            Notes to Consolidated Financial Statements..........................................6

            Independent Accountants' Review Report.............................................10

Item 2.     Management's Discussion and Analysis of Operating Results
               and Financial Condition.........................................................11

PART II.  OTHER INFORMATION
---------------------------

Item 6.     Exhibits and Reports on Form 8-K...................................................14

SIGNATURES
----------

                                  (Unaudited)
                          CONSOLIDATED BALANCE SHEETS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

                                                         August 31,     May 31,
-------------------------------------------------------------------------------
  In thousands                                               1995         1995
-------------------------------------------------------------------------------
  ASSETS
  CURRENT ASSETS
   Cash                                               $    11,989   $   25,988
   Notes and accounts receivable                          105,871       99,445
   Inventories                                            128,749      125,384
   Prepaid expenses                                        51,088       41,957
                                                         --------      -------
         TOTAL CURRENT ASSETS                             297,697      292,774

  OTHER ASSETS
   Real estate and other investments                       26,732       29,392
   Goodwill                                                60,715       61,217
   Commissioning costs and other assets                    23,380       22,533
                                                         --------      -------
                                                          110,827      113,142

  PROPERTY, PLANT AND EQUIPMENT
   Land and land improvements                             106,539      105,874
   Buildings                                               55,197       54,749
   Machinery and equipment                                749,225      737,222
                                                         --------      -------
                                                          910,961      897,845
   Less allowances for depreciation                       560,502      550,706
                                                         --------      -------
                                                          350,459      347,139
                                                         --------      -------
                                                      $   758,983   $  753,055
                                                         ========      =======

  LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
   Trade accounts payable                             $    53,424   $   57,019
   Accrued interest, wages and other items                 34,499       30,675
   Current portion of long-term debt                       16,201       17,477
                                                         --------      -------
         TOTAL CURRENT LIABILITIES                        104,124      105,171

  LONG-TERM DEBT                                          171,146      185,274

  DEFERRED FEDERAL INCOME TAXES AND OTHER CREDITS          83,564       80,178

  MINORITY INTEREST                                        40,413       39,323

  SHAREHOLDERS' EQUITY
   Preferred stock                                            598          598
   Common stock, $1 par value                              12,534       12,534
   Additional paid-in capital                             266,045      266,045
   Retained earnings                                      135,234      119,587
   Cost of common shares in treasury                      (54,675)     (55,655)
                                                         --------      -------
                                                          359,736      343,109
                                                         --------      -------
                                                      $   758,983   $  753,055
                                                         ========      =======

   See notes to consolidated financial statements.

                                  (Unaudited)
                       CONSOLIDATED STATEMENTS OF INCOME
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

                                                                Three months ended
                                                                      August 31,
  ---------------------------------------------------------------------------------
  In thousands except per share                                  1995        1994
  ---------------------------------------------------------------------------------

  NET SALES                                                  $ 232,104   $ 200,967

  COSTS AND EXPENSES (INCOME)
   Cost of products sold                                       183,095     167,421
   Selling, general and administrative                          16,479      12,668
   Interest                                                      5,211       5,512
   Other income                                                 (1,476)     (1,121)
                                                              --------    --------
                                                               203,309     184,480
                                                              --------    --------
           INCOME BEFORE THE FOLLOWING ITEMS                    28,795      16,487

  Provision for income taxes                                    10,338       5,307
                                                              --------    --------
                                                                18,457      11,180

  Minority interest in Chaparral                                (1,326)       (414)
                                                              --------    --------
                                  NET INCOME                 $  17,131   $  10,766
                                                              ========    ========




  Average common shares                                         11,266      12,663

  Net income per common share                                $    1.53   $     .85
                                                              ========    ========

  Cash dividends                                             $     .10   $     .05
                                                              ========    ========

  See notes to consolidated financial statements.

                                  (Unaudited)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

                                                                                    Three months ended
                                                                                         August 31,
------------------------------------------------------------------------------------------------------
In thousands                                                                         1995       1994
------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
   Net income                                                                     $  17,131  $  10,766
   Gain on disposal of assets                                                           211       (486)
   Non-cash items
    Depreciation, depletion and amortization                                         11,978     12,233
    Deferred taxes                                                                    2,051      2,061
    Undistributed minority interest                                                   1,042        130
    Other - net                                                                       1,590      1,158
   Changes in operating assets and liabilities
    Notes and accounts receivable                                                    (6,420)   (18,018)
    Inventories and prepaid expenses                                                (12,495)    12,435
    Accounts payable and accrued liabilities                                            957      6,964
    Real estate and investments                                                       2,660        282
                                                                                   --------   --------
      Net cash provided by operations                                                18,705     27,525

  INVESTING ACTIVITIES
   Capital expenditures                                                             (14,716)   (15,696)
   Proceeds from disposition of assets                                                  463        516
   Cash surrender value - insurance                                                     234       (135)
   Other - net                                                                         (498)      (346)
                                                                                   --------   --------
      Net cash used by investing                                                    (14,517)   (15,661)

  FINANCING ACTIVITIES
   Repayments of short-term borrowing                                                    --     (5,000)
   Debt retirements                                                                 (15,416)    (5,791)
   Purchase of treasury shares                                                          (36)        (3)
   Dividends paid                                                                    (1,111)      (632)
   Other - net                                                                       (1,624)      (820)
                                                                                   --------   --------
      Net cash used by financing                                                    (18,187)   (12,246)
                                                                                   --------   --------
  Decrease in cash                                                                  (13,999)      (382)

  Cash at beginning of period                                                        25,988     31,766
                                                                                   --------   --------
  Cash at end of period                                                           $  11,989  $  31,384
                                                                                   ========   ========

  See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 1995, are not necessarily indicative of the results that may be expected for the year ended May 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1995.

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

Cash includes highly liquid investments having maturities of less than 90 days when purchased and considered cash equivalents for cash flow purposes.

Earnings per share are computed by deducting preferred dividends from net income and adjusting for amortization of additional goodwill in connection with the contingent payment for the acquisition of Chaparral, then dividing this amount by the weighted average number of common shares outstanding during the period, including common stock equivalents.

Goodwill, currently being amortized on a straight-line basis over a 40-year period, is net of accumulated amortization of $12.7 million at August 31, 1995 and $12.2 million at May 31, 1995. Management reviews remaining goodwill with consideration toward recovery through future operating results (undiscounted) at the current rate of amortization.

The Company's policy for new facilities is to capitalize certain costs until the facility is substantially complete and ready for its intended use. Chaparral began the commissioning of the large beam mill in February 1991. The mill was substantially complete and ready for its intended use in the third quarter of fiscal 1992 with a total of $15.1 million of costs deferred. The amount of amortization charged to income was $754,000 in the three-month periods ended August 31, 1995 and 1994, based on a five-year period. Total accumulated amortization is $10.8 million.

Accounting for income taxes uses the liability method of recognizing and classifying deferred income taxes. The Company joins in filing a consolidated return with its subsidiaries. Current and deferred tax expense is allocated among the members of the group based on a stand-alone calculation of the tax of the individual member.

Certain amounts in the 1994 financial statements have been reclassified to conform to the 1995 presentation.

WORKING CAPITAL

Working capital totaled $193.6 million at August 31, 1995, compared to $187.6 million at May 31, 1995.

Notes and accounts receivable of $105.9 million at August, compared with $99.4 million at May, are presented net of allowances for doubtful receivables of $3.6 million at August and $3.2 million at May.

Inventories are summarized as follows:

       ---------------------------------------------------------------------------------
       In thousands                                                  August       May
       ---------------------------------------------------------------------------------

       Finished products                                           $  49,680  $  55,874
       Work in process                                                21,060     19,148
       Raw materials and supplies                                     58,009     50,362
                                                                    --------   --------
                                                                   $ 128,749  $ 125,384
                                                                    ========   ========

Inventories are stated at cost (not in excess of market) generally using the last-in, first-out method (LIFO). If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $11.6 million at August and May.

LONG-TERM DEBT

Long-term debt is comprised of the following:

       --------------------------------------------------------------------------------
       In thousands                                                 August      May
       --------------------------------------------------------------------------------
       Bank obligations, maturing through 1999, interest rates
        from 6.62% to 6.88% (.75% over LIBOR)                      $ 79,000  $ 93,000
       Senior notes of Chaparral, due through 2004,
        interest rates averaged 10.2%                                72,000    72,000
       First mortgage notes of Chaparral, due through 2000,
        interest rate 14.2%                                          20,458    20,458
       First mortgage notes of Chaparral, due through 1995,
        interest rate of 9% (2% over LIBOR)                              --     1,248
       Pollution control bonds, due through 2007, interest rates
        from 6.56% to 10%                                            10,350    10,350
       Other, maturing through 2005, interest rates
        from 7% to 10.75%                                             5,539     5,696
                                                                    -------   -------
                                                                    187,347   202,752
       Less current maturities                                       16,201    17,477
                                                                    -------   -------
                                                                   $171,146  $185,275
                                                                    =======   =======

Annual maturities of long-term debt for each of the five succeeding years are $16.2, $13.8, $13.7, $22.1 and $82.9 million.

The Company has available a bank-financed $150 million long-term line of credit. In addition to the $79.0 million currently outstanding under this line, $5.4 million has been utilized to support letters of credit. The available borrowings began reducing in February 1995 at quarterly rates of $3.8 million through November 1996 and $5 million thereafter until expiration in November 1999. Commitment fees at an annual rate of 1/4 of 1% are paid on the unused portion of this line.

Chaparral has available bank lines of credit of $20 million, which are due to expire in January 1996, if not renewed. The interest rate charged on borrowings is .45% over LIBOR. Commitment fees at an annual rate of 1/4 of 1% are paid on the unused portions of these lines.

The loan agreements contain covenants which provide for minimum working capital, restrictions on purchases of treasury stock and payment of dividends on common stock, and limitations on incurring certain indebtedness and making certain investments. Under the most restrictive of these agreements, the aggregate amount of annual cash dividends on common stock is limited based on the ratio, excluding Chaparral, of earnings before interest, taxes, depreciation and amortization plus dividends from Chaparral to fixed charges. Chaparral loan agreements also restrict dividends and advances to its shareholders, including the parent company, to $38.6 million as of August 31, 1995. The Company and Chaparral are in compliance with all loan covenant restrictions.

Property, plant and equipment, principally Chaparral's, carried at a net amount of approximately $220.7 million at August 31, 1995 is mortgaged as collateral for $24.1 million of secured debt.

The amount of interest paid for the three-month periods presented was $3.4 million in 1995, and $3.5 million in 1994.

SHAREHOLDERS' EQUITY

Common stock consists of:

       ------------------------------------------------------------------------------
       In thousands                                                    August   May
       ------------------------------------------------------------------------------
       Shares authorized                                               15,000  15,000
       Shares outstanding at end of period                             11,036  11,011
       Average shares outstanding for period, including equivalents    11,266  12,426
       Shares held in treasury                                          1,498   1,523
       Shares reserved for stock options and other                      1,285   1,304

There are authorized 100,000 shares of Cumulative Preferred Stock, no par value, of which 20,000 shares are designated $5 Cumulative Preferred Stock (Voting), redeemable at $105 per share and entitled to $100 per share upon dissolution. There were 5,976 shares of $5 Cumulative Preferred Stock outstanding at August and May 1995.

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

STOCK OPTION PLANS

The Company's stock option plans provide that non-qualified and incentive stock options to purchase Common Stock may be granted to directors, officers and key employees at market prices at date of grant. Generally, options become exercisable in installments beginning one or two years after date of grant and expire six or ten years later depending on the initial date of grant. A summary of option transactions for the three-month period ended August 31, 1995, follows:

       --------------------------------------------------------------------------------
       $ In thousands                   Shares Under Option     Aggregate Option Price
       --------------------------------------------------------------------------------

       Outstanding at June 1                   548,441                  $13,928
          Granted                              138,450                    6,048
          Exercised                            (25,076)                    (602)
          Cancelled                            (16,700)                    (469)
                                               -------                  -------
       Outstanding at August 31                645,115                  $18,905
                                               =======                  =======

At August 31, 1995, there were 169,675 shares exercisable and 566,600 shares available for future grants. Outstanding options expire on various dates to July 14, 2005.

INCOME TAXES

Federal income taxes for the interim periods ended August 31, 1995 and 1994, have been included in the accompanying financial statements on the basis of an estimated annual rate. The estimated annualized tax rate is 35.9% for 1995 compared with 32.2% for 1994. The primary reason that these respective tax rates differ from the 35% statutory corporate rate is due to goodwill expense which is not tax deductible, percentage depletion which is tax deductible and the net state income tax expense. The Company made income tax payments of $2.0 million in 1995 and $2.6 million in 1994.

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

                                   EXHIBIT A
                                   ---------

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors
Texas Industries, Inc.



We have reviewed the accompanying condensed consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of August 31, 1995, and the related condensed consolidated statements of income and cash flows for the three-month periods ended August 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of May 31, 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended [not presented herein] and in our report dated July 14, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                             /s/  Ernst & Young LLP
                                             ----------------------------------



  September 14, 1995

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of operations and financial condition for the three months ended August 31, 1995 to the three months ended August 31, 1994.

RESULTS OF OPERATIONS

Consolidated net sales of $232.1 million increased 15% over the prior year period. Steel sales were $138.1 million, up $13.8 million, resulting from an increase in average selling price of 12%, offsetting a slight decrease in shipments. Structural mill pricing continued to rise as the price increases announced in the May quarter were realized on 7% higher shipments over the prior year. Bar mill pricing increased 9% with net sales down due to 16% lower volumes. Work done during the summer to the bar mill caster will allow the bar mill to upgrade its product mix. The shift in product mix between bar mill and structural mills reflects the continuing improved demand for structural beams and Chaparral's ability to adjust its product mix in order to maximize profit margins. Cement/concrete sales grew by 23% to $94.0 million. Cement average trade pricing was up 13% over the prior year on shipments at levels near productive capacity as construction activity in the Texas region remained healthy. Ready-mix net sales reflect a 40% increase in volume from expanded capacity and a 5% increase in average trade prices. Aggregate prices improved slightly, primarily due to the product mix, on increased sales volume.

BUSINESS SEGMENTS

                                             Three months ended
                                                 August 31,
       ---------------------------------------------------------
       In thousands                          1995         1994
       ---------------------------------------------------------

       NET SALES
         Bar mill                       $   37,235    $  40,527
         Structural mills                   99,718       82,945
         Transportation service              1,188          910
                                           -------      -------
         TOTAL STEEL                       138,141      124,382

         Cement                             36,091       28,494
         Ready-mix                          41,059       27,967
         Stone, sand & gravel               20,454       17,424
         Other products                     17,592       16,735
         Interplant                        (21,233)     (14,035)
                                           -------      -------
         TOTAL CEMENT/CONCRETE              93,963       76,585
                                           -------      -------
         TOTAL NET SALES                $  232,104    $ 200,967
                                           =======      =======


       UNITS SHIPPED
         Bar mill (tons)                       101          120
         Structural mills (tons)               262          245
                                           -------      -------
         TOTAL STEEL TONS                      363          365

         Cement (tons)                         643          575
         Ready-mix (cubic yards)               840          599
         Stone, sand & gravel (tons)         4,183        3,387

                                                                            Three months ended
                                                                                 August 31,
       ------------------------------------------------------------------------------------------
       In thousands                                                         1995           1994
       ------------------------------------------------------------------------------------------
       STEEL OPERATIONS
         Gross profit                                                    $  26,060     $  18,463
         Less: Depreciation & amortization                                   8,088         8,408
               Selling, general & administrative                             5,732         3,935
               Other income                                                 (1,106)         (129)
                                                                           -------       -------
          OPERATING PROFIT                                                  13,346         6,249


       CEMENT/CONCRETE OPERATIONS
         Gross profit                                                       34,534        26,887
         Less:  Depreciation, depletion &
                  amortization                                               3,721         3,621
                Selling, general & administrative                            6,213         5,113
                Other income                                                  (244)         (692)
                                                                           -------       -------
         OPERATING PROFIT                                                   24,844        18,845
                                                                           -------       -------
       TOTAL OPERATING PROFIT                                               38,190        25,094
                                                                           -------       -------

       CORPORATE RESOURCES
         Other income                                                          126           300
         Less:  Depreciation & amortization                                    169           204
                Selling, general & administrative                            4,141         3,191
                                                                           -------       -------
                                                                            (4,184)       (3,095)

       INTEREST EXPENSE                                                     (5,211)       (5,512)
                                                                           -------       -------

       INCOME BEFORE TAXES & OTHER ITEMS                                 $  28,795     $  16,487
                                                                           =======      ========

Consolidated cost of products sold including depreciation and amortization was $183.1 million, an increase of $15.7 million over the prior year quarter. Steel cost of sales was $120.1 million, an increase of $5.9 million caused by higher raw material and alloy prices and the effect of the start-up of the new bar mill caster. Concrete/cement costs were up $9.8 million to $63.0 million on increased volumes.

Operating profit of $38.2 million in 1995 was $13.1 million higher than the prior year quarter due to increased sales and improved margins. Profits were $1.9 million lower in steel than the May quarter due to the normal, scheduled summer shutdown to refurbish the production facilities. Shutdown expenditures exceeded those of last year by 32% and will be amortized over the remainder of the fiscal year. Cement/concrete profits were up $1.3 million over the May quarter as increased volumes improved operating efficiencies.

Selling, general and administrative expenses at $16.5 million increased by $3.8 million, principally due to $2.4 million in increased employee incentive accruals. Steel SG&A increased $1.8 million to $5.8 million. Cement/concrete SG&A increased $1.1 million to $6.4 million. Corporate resources SG&A increased $.9 million to $4.3 million. Interest expense decreased $.3 million compared to the prior year period due to lower interest rates.

Income tax expense was provided at a 3.7% higher estimated annualized tax rate which anticipates more pre-tax income in 1995 to be taxed at the 35% U.S. corporate rate and higher net state income tax expense.

CASH FLOWS

Net cash provided by operations at $18.7 million was $8.8 million lower than 1994 due to changes in working capital items. Chaparral reduced inventories by $17.4 in the 1994 quarter returning the amount of inventory to more normal historical levels. Chaparral's 1995 inventories grew $4.1 million. Accounts receivable, on higher monthly sales, increased $6.3 million in steel and $11.7 million in cement/concrete during the 1994 quarter. Accounts receivable increases during the 1995 quarter were $11.6 million lower overall. Average days' sales remained unchanged from the prior year.

Investing activities used $14.5 million compared to $15.7 million in 1994, as capital expenditures were slightly lower overall. Capital budget plans for the current fiscal year, estimated at $100 million, include anticipated expansion projects in the cement/concrete operations, as well as, normal replacement and technological upgrades of existing equipment. Additional items of transportation and aggregate handling equipment are expected to be leased.

Financing activities used $6.0 million more cash or $18.2 million in 1995 due primarily to increased debt repayments of $4.6 million. TXI's quarterly cash dividend, which was increased to $.10 per common share in January 1995, was double the 1994 rate on approximately 12% fewer outstanding shares due to treasury share repurchases in the February and May quarters.

FINANCIAL CONDITION

TXI has a $150 million long-term bank line of credit which expires in November 1999. At August 31, 1995, $54.3 million was available for future borrowings. Chaparral has short-term credit facilities of $20 million, none of which was utilized during the August 1995 quarter. Chaparral's bank lines are eligible to renew in January 1996.

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

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

       (11)  Statement re:  Computation of earnings per share

       (15)  Letter re:  Unaudited Interim Financial Information

       (27)  Financial Data Schedule

This schedule contains summary financial information extracted from the Registrant's Unaudited August 31, 1995 Consolidated Financial Statements and is qualified in its entirety by reference to such financial statements.

The Registrant did not file any reports on Form 8-K during the three months ended August 31, 1995.


                                  SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TEXAS INDUSTRIES, INC.



October 12, 1995                      /s/  Richard M. Fowler
----------------                      ------------------------------------------
                                      Richard M. Fowler
                                      Vice President & Chief Financial Officer




October 12, 1995                      /s/  James R. McCraw
----------------                      ------------------------------------------
                                      James R. McCraw
                                      Vice President - Controller

                               INDEX TO EXHIBITS


Exhibits

   11.    Statement re:  computation of per share earnings

   15.    Letter re:  Unaudited Interim Financial Information

   27.    Financial Data Schedule