Form 10-Q
period 1995-11-30
TEXAS INDUSTRIES INC
filed 1996-01-12
CIK 97472

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q



(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 1995


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

As of January 5, 1996, 11,060,181 shares of Registrant's Common Stock, $1.00 par value, were outstanding.

                                     INDEX

                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION                                       Page
-----------------------------

Item 1.  Financial Statements

         Consolidated Balance Sheets -- November 30, 1995
          and May 31, 1995........................................   3

         Consolidated Statements of Income -- three months
           ended and six months ended November 30, 1995 and
           November 30, 1994......................................   4

         Consolidated Statements of Cash Flows -- six months
          ended November 30, 1995 and November 30, 1994...........   5

         Notes to Consolidated Financial Statements...............   6

         Independent Accountants' Review Report...................  10

Item 2.  Management's Discussion and Analysis of Operating Results
          and Financial Condition.................................  11

PART II.  OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders......  14

Item 6.  Exhibits and Reports on Form 8-K.........................  14

SIGNATURES
----------


                                  (Unaudited)
                         CONSOLIDATED BALANCE SHEETS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


                                                     November 30,     May 31,
------------------------------------------------------------------------------
In thousands                                            1995           1995
------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS
 Cash                                               $    25,405   $   25,988
 Notes and accounts receivable                          108,427       99,445
 Inventories                                            131,012      125,384
 Prepaid expenses                                        35,552       41,957
                                                       --------      -------
      TOTAL CURRENT ASSETS                              300,396      292,774

OTHER ASSETS
 Real estate and other investments                       21,067       29,392
 Goodwill                                                60,214       61,217
 Commissioning costs and other assets                    22,205       22,533
                                                       --------      -------
                                                        103,486      113,142

PROPERTY, PLANT AND EQUIPMENT
 Land and land improvements                             106,567      105,874
 Buildings                                               55,464       54,749
 Machinery and equipment                                762,679      737,222
                                                       --------      -------
                                                        924,710      897,845
 Less allowances for depreciation                       570,030      550,706
                                                       --------      -------
                                                        354,680      347,139
                                                       --------      -------
                                                    $   758,562   $  753,055
                                                       ========      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Trade accounts payable                             $    53,477   $   57,019
 Accrued interest, wages and other items                 37,721       30,675
 Current portion of long-term debt                       13,973       17,477
                                                       --------      -------
      TOTAL CURRENT LIABILITIES                         105,171      105,171

LONG-TERM DEBT                                          160,723      185,274

DEFERRED FEDERAL INCOME TAXES AND OTHER CREDITS          76,413       80,178

MINORITY INTEREST                                        35,847       39,323

SHAREHOLDERS' EQUITY
 Preferred stock                                            598          598
 Common stock, $1 par value                              12,534       12,534
 Additional paid-in capital                             266,045      266,045
 Retained earnings                                      155,375      119,587
 Cost of common shares in treasury                      (54,144)     (55,655)
                                                       --------      -------
                                                        380,408      343,109
                                                       --------      -------
                                                    $   758,562   $  753,055
                                                       ========      =======

 See notes to consolidated financial statements.

                                  (Unaudited)
                       CONSOLIDATED STATEMENTS OF INCOME
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

                                        Three months ended      Six months ended
                                             November 30,         November 30,
----------------------------------------------------------------------------------
In thousands except per share             1995      1994        1995       1994
----------------------------------------------------------------------------------

NET SALES                               $244,261   $201,095   $476,365   $402,062

COSTS AND EXPENSES (INCOME)
 Cost of products sold                   190,593    165,668    373,688    333,089
 Selling, general and administrative      18,459     13,883     34,938     26,551
 Interest                                  5,124      5,024     10,335     10,536
 Other income                             (6,696)    (2,942)    (8,172)    (4,063)
                                        --------   --------   --------   --------
                                         207,480    181,633    410,789    366,113
                                        --------   --------   --------   --------
  INCOME BEFORE THE FOLLOWING ITEMS       36,781     19,462     65,576     35,949

Provision for income taxes                13,254      6,390     23,592     11,697
                                        --------   --------   --------   --------
                                          23,527     13,072     41,984     24,252

Minority interest in Chaparral            (2,075)    (1,062)    (3,401)    (1,476)
                                         -------    -------   --------    -------
                         NET INCOME      $21,452    $12,010    $38,583    $22,776
                                         =======    =======    =======    =======


Average common shares                     11,358     12,648     11,312     12,655

Net income per common share              $  1.89    $   .96    $  3.42    $  1.81
                                         =======    =======    =======    =======

Cash dividends                           $   .10    $   .05    $   .20    $   .10
                                         =======    =======    =======    =======


See notes to consolidated financial statements.

                                  (Unaudited)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


                                                  Six months ended
                                                    November 30,
--------------------------------------------------------------------
In thousands                                      1995        1994
--------------------------------------------------------------------

OPERATING ACTIVITIES
 Net income                                     $ 38,583   $ 22,776
 Loss (gain) on disposal of assets                   395       (483)
 Non-cash items
  Depreciation, depletion and amortization        24,120     24,473
  Deferred taxes                                   5,222      3,363
  Undistributed minority interest                  2,833        908
  Other - net                                      3,309      1,789
 Changes in operating assets and liabilities
  Notes and accounts receivable                   (8,955)    (8,455)
  Inventories and prepaid expenses               (10,155)    12,390
  Accounts payable and accrued liabilities         4,303      3,948
  Real estate and investments                      8,426        678
                                                --------   --------
    Net cash provided by operations               68,081     61,387

INVESTING ACTIVITIES
 Capital expenditures                            (30,160)   (19,676)
 Proceeds from disposition of assets                 616        909
 Cash surrender value - insurance                 (2,106)    (2,288)
 Other - net                                        (280)        72
                                                --------   --------
    Net cash used by investing                   (31,930)   (20,983)

FINANCING ACTIVITIES
 Repayments of short-term borrowing                   --    (15,000)
 Proceeds from long-term borrowing                    52         63
 Debt retirements                                (28,120)   (31,106)
 Purchase of treasury shares                        (281)    (2,034)
 Purchase of Chaparral stock                      (6,402)        --
 Dividends paid                                   (2,223)    (1,264)
 Other - net                                         240     (1,457)
                                                --------   --------
    Net cash used by financing                   (36,734)   (50,798)
                                                --------   --------
Decrease in cash                                    (583)   (10,394)

Cash at beginning of period                       25,988     31,766
                                                --------   --------
Cash at end of period                           $ 25,405   $ 21,372
                                                ========   ========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended November 30, 1995, are not necessarily indicative of the results that may be expected for the year ended May 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1995.

The consolidated financial statements include the accounts of Texas Industries, Inc. (the Company) and all subsidiaries. The minority interest represents the 18.0% separate public ownership of Chaparral Steel Company (Chaparral).

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

Goodwill, currently being amortized on a straight-line basis over a 40-year period, is net of accumulated amortization of $13.2 million at November 30, 1995 and $12.2 million at May 31, 1995. Management reviews remaining goodwill with consideration toward recovery through future operating results (undiscounted) at the current rate of amortization.

The Company's policy for new facilities is to capitalize certain costs until the facility is substantially complete and ready for its intended use. Chaparral began the commissioning of the large beam mill in February 1991. The mill was substantially complete and ready for its intended use in the third quarter of fiscal 1992 with a total of $15.1 million of costs deferred. The amount of amortization charged to income was $1.5 million in the six-month periods ended November 30, 1995 and 1994, based on a five-year period. Total accumulated amortization is $11.6 million.

Accounting for income taxes uses the liability method of recognizing and classifying deferred income taxes. The Company joins in filing a consolidated return with its subsidiaries. Current and deferred tax expense is allocated among the members of the group based on a stand-alone calculation of the tax of the individual member.

WORKING CAPITAL

Working capital totaled $195.2 million at November 30, 1995, compared to $187.6 million at May 31, 1995.

Notes and accounts receivable of $108.4 million at November, compared with $99.4 million at May, are presented net of allowances for doubtful receivables of $3.8 million at November and $3.2 million at May.

Inventories are summarized as follows:


      ---------------------------------------------------------------
      In thousands                                 November     May
      ---------------------------------------------------------------

      Finished products                            $ 51,620  $ 55,874
      Work in process                                20,494    19,148
      Raw materials and supplies                     58,898    50,362
                                                   --------  --------
                                                   $131,012  $125,384
                                                   ========  ========

Inventories are stated at cost (not in excess of market) generally using the last-in, first-out method (LIFO). If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $12.3 million at November and $11.6 million at May.

LONG-TERM DEBT

Long-term debt is comprised of the following:

     --------------------------------------------------------------------
     In thousands                                       November    May
     --------------------------------------------------------------------


     Bank obligations, maturing through 2000, interest
      rates from 6.44% to 6.5% (.625% over LIBOR)       $ 69,000  $93,000
     Senior notes of Chaparral, due through 2004,
      interest rates average 10.2%                        72,000   72,000
     First mortgage notes of Chaparral, due through
      2000, interest rate 14.2%                           20,458   20,458
     First mortgage notes of Chaparral, due through
      1995,  interest rate of 9% (2% over LIBOR)              --    1,248
     Pollution control bonds, due through 2007,
      interest rates from 6.56% to 10%                    10,010   10,350
     Other, maturing through 2005, interest rates
      from 7% to 10%                                       3,228    5,695
                                                        --------  -------
                                                         174,696  202,751
     Less current maturities                              13,973   17,477
                                                        --------  -------
                                                        $160,723 $185,274
                                                        ======== ========

Annual maturities of long-term debt for each of the five succeeding years are $14.0, $13.8, $13.7, $13.0 and $81.9 million.

The Company has available a bank-financed $150 million long-term line of credit. In addition to the $69.0 million currently outstanding under this line, $5.4 million has been utilized to support letters of credit. Commitment fees at an annual rate of .22% are paid on the unused portion of this line.

Chaparral has available bank lines of credit of $20 million, which are due to expire in January 1996, if not renewed. The interest rate charged on borrowings is .45% over LIBOR. Commitment fees at an annual rate of 1/4 of 1% are paid on the unused portions of these lines.

Loan agreements contain covenants which provide for minimum working capital, restrictions on purchases of treasury stock and payment of dividends on common stock, and limitations on incurring certain indebtedness and making certain investments. Under the most restrictive of these agreements, the aggregate amount of annual cash dividends on common stock is limited based on the ratio, excluding Chaparral, of earnings before interest, taxes, depreciation and amortization plus dividends from Chaparral to fixed charges. Chaparral loan agreements also restrict dividends and advances to its shareholders, including the parent company, to $38.8 million as of November 30, 1995. The Company and Chaparral are in compliance with all loan covenant restrictions.

Property, plant and equipment, principally Chaparral's, carried at a net amount of approximately $212.2 million at November 30, 1995 is mortgaged as collateral for $21.9 million of secured debt.

SHAREHOLDERS' EQUITY

Common stock consists of:

     --------------------------------------------------------------------------------
     In thousands                                                    November   May
     --------------------------------------------------------------------------------

     Shares authorized                                                 40,000  15,000
     Shares outstanding at end of period                               11,055  11,011
     Average shares outstanding for period, including equivalents      11,312  12,426
     Shares held in treasury                                            1,478   1,523
     Shares reserved for stock options and other                        1,261   1,304

There are authorized 100,000 shares of Cumulative Preferred Stock, no par value, of which 20,000 shares are designated $5 Cumulative Preferred Stock (Voting), redeemable at $105 per share and entitled to $100 per share upon dissolution. There were 5,976 shares of $5 Cumulative Preferred Stock outstanding at November and May 1995.

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

STOCK OPTION PLANS

The Company's stock option plans provide that non-qualified and incentive stock options to purchase Common Stock may be granted to directors, officers and key employees at market prices at date of grant. Generally, options become exercisable in installments beginning one or two years after date of grant and expire six or ten years later depending on the initial date of grant. A summary of option transactions for the six-month period ended November 30, 1995, follows:

     ----------------------------------------------------------------------
     $ In thousands            Shares Under Option   Aggregate Option Price
     ----------------------------------------------------------------------

     Outstanding at June 1           548,441                  $13,928
      Granted                        158,450                    7,055
      Exercised                      (49,436)                  (1,180)
      Cancelled                      (18,810)                    (531)
                                     -------                  -------
     Outstanding at November 30      638,645                  $19,272
                                     =======                  =======

At November 30, 1995, there were 148,315 shares exercisable and 548,110 shares available for future grants. Outstanding options expire on various dates to October 17, 2005.

INCOME TAXES

Federal income taxes for the interim periods ended November 30, 1995 and 1994, have been included in the accompanying financial statements on the basis of an estimated annual rate. The estimated annualized tax rate is 36.0% for 1995 compared with 32.5% for 1994. The primary reason that these respective tax rates differ from the 35% statutory corporate rate is due to goodwill expense which is not tax deductible, percentage depletion which is tax deductible and the net state income tax expense. The Company made income tax payments of $17.7 million in 1995 and $11.2 million in 1994.

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

                                   EXHIBIT A
                                   ---------

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors
Texas Industries, Inc.



We have reviewed the accompanying condensed consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of November 30, 1995, and the related condensed consolidated statements of income for the three-month and six-month periods ended November 30, 1995 and 1994, and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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



                                           /s/  Ernst & Young LLP
                                           ----------------------



December 14, 1995

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of operations and financial condition for the three-month and six-month periods ended November 30, 1995 to the three-month and six-month periods ended November 30, 1994.

RESULTS OF OPERATIONS

Consolidated net sales of $244.3 million for the quarter ended November 30, 1995, increased 21% over the prior year period. Steel sales were $155.0 million, up $28.7 million, a 23% increase resulting from the recovery in the structural beam market. Shipments and average realized prices both increased 10% as compared to the prior year quarter. Demand from service centers, fabricators and the mobile home industry for structural mill products has increased substantially from the prior year. Chaparral continued a trend begun in the spring of 1995 by announcing December price increases on most structural products which make up approximately half of total steel shipments. Bar mill results reflect weak conditions in U. S. manufacturing, with shipments 11% below last year. Realized prices remain equal with the prior year but down 4% from the August 1995 quarter. Chaparral continues to use its ability to adjust its product mix in order to maximize profit margins. Cement/concrete sales grew 19% to $89.3 million over the prior year period as a result of both volume and price improvements for all major products. Margins have continued to expand as the level of construction activity in the Texas region has been maintained. Cement average trade pricing was up 12% over the prior year with shipments remaining at levels near productive capacity. Ready-mix net sales reflect a 37% increase in volume from expanded capacity and a 5% increase in average trade prices maintaining the growth experienced in the August quarter. Aggregate prices improved slightly, primarily due to product mix on increased sales volume over the prior year.

BUSINESS SEGMENTS

                                          Three months ended
                                             November 30,
     ---------------------------------------------------------
     In thousands                          1995         1994
     ---------------------------------------------------------
     NET SALES
       Bar mill                       $   37,564   $   41,373
       Structural mills                  116,104       83,973
       Transportation service              1,322          927
                                         -------      -------
       TOTAL STEEL                       154,990      126,273

       Cement                             35,588       25,744
       Ready-mix                          38,802       26,889
       Stone, sand & gravel               19,354       15,371
       Other products                     15,224       14,146
       Interplant                        (19,697)      (7,328)
                                         -------      -------
       TOTAL CEMENT/CONCRETE              89,271       74,822
                                         -------      -------
       TOTAL NET SALES                $  244,261   $  201,095
                                         =======      =======


     UNITS SHIPPED
       Bar mill (tons)                       106          119
       Structural mills (tons)               297          246
                                         -------      -------
       TOTAL STEEL TONS                      403          365

       Cement (tons)                         627          513
       Ready-mix (cubic yards)               781          569
       Stone, sand & gravel (tons)         3,838        2,970



                                                    Three months ended
                                                        November 30,
     -------------------------------------------------------------------
     In thousands                                    1995        1994
     -------------------------------------------------------------------

     STEEL OPERATIONS
       Gross profit                               $  33,623   $  23,200
       Less: Depreciation & amortization              8,090       8,410
             Selling, general & administrative        6,778       4,673
             Other income                            (1,137)       (888)
                                                     ------      ------
        OPERATING PROFIT                             19,892      11,005


     CEMENT/CONCRETE OPERATIONS
       Gross profit                                  31,761      24,081
       Less: Depreciation, depletion &
              amortization                            3,845       3,633
             Selling, general & administrative        6,417       4,924
             Other income                              (404)       (978)
                                                     ------      ------
        OPERATING PROFIT                             21,903      16,502
                                                     ------      ------
     TOTAL OPERATING PROFIT                          41,795      27,507


     CORPORATE RESOURCES
       Other income                                   5,155       1,076
       Less: Depreciation & amortization                207         196
             Selling, general & administrative        4,838       3,901
                                                     ------      ------
                                                        110      (3,021)

     INTEREST EXPENSE                                (5,124)     (5,024)
                                                     ------      ------

     INCOME BEFORE TAXES & OTHER ITEMS          $    36,781  $   19,462
                                                     ======      ======

Consolidated cost of products sold including depreciation and amortization was $190.6 million, an increase of $24.9 million over the prior year quarter. Steel cost of sales was $129.4 million, an increase of $17.9 million. The 16% increase was caused predominately by the increase in shipments of 38,000 tons and higher melt shop conversion costs. Cement/concrete costs were up $7.0 million to $61.2 million on increased volumes.

Operating profit of $41.8 million in the current quarter was $14.3 million higher than the prior year quarter due to increased sales and improved margins. Steel profits were $6.5 million higher in the current quarter over the August quarter which were reduced due to the normal scheduled summer shut-down to refurbish the production facilities. Cement/concrete profits were up $5.4 million in the November quarter over the prior year period. Following the normal seasonal pattern, lower volumes in the November quarter contributed to a $2.9 million decline in profits over the August quarter.

Selling, general and administrative expenses at $18.5 million increased $4.6 million, principally due to higher provisions for employee incentive expense in both the steel and cement/concrete operations. Corporate resources other income in the current quarter includes $4.9 million from property sales generated by the Company's real estate operations. Interest expense increased slightly compared to the prior year period on increased average outstanding debt.

Income tax expense was provided at a 3.5% higher estimated annualized tax rate which anticipates more pre-tax income in 1995 to be taxed at the 35% U. S. corporate rate and higher net state income tax expense.

CASH FLOWS

Net cash provided by operations at $68.1 million for the six-month period ended November 30, 1995, was $6.7 million higher than the 1994 period. Chaparral reduced inventories by $15.0 million in the 1994 six-month period returning the inventories to more normal historical levels. Chaparral's 1995 inventories grew $5.5 million due to raw materials purchases made in anticipation of winter quarter price increases. Property sales from the Company's real estate operations in the 1995 period provided $4.7 million in operating cash and $6.0 million in additional notes receivable. Accounts receivable increases during the 1995 period were $4.5 million lower overall than the prior year period. Average days' sales remained unchanged from the prior year.

Investing activities used $31.9 million in 1995 compared to $21.0 million in 1994, as capital expenditures were $10.5 million higher than the same period last year. Capital budget plans for the current fiscal year, estimated at $100 million, include anticipated expansion projects in the cement/concrete operations, as well as, normal replacement and technological upgrades of existing equipment. Additional items of transportation and aggregate handling equipment are expected to be leased.

Financing activities used $14.1 million less cash or $36.7 million in 1995.
Debt repayments were $18.0 million greater in the 1994 period, including the repayment by Chaparral of $15.0 million of short-term bank debt. Chaparral purchased $6.4 million of its common stock during the current quarter pursuant to a decision announced in October, authorizing the repurchase of shares to satisfy obligations under its stock option program and for other corporate purposes. TXI's quarterly cash dividend, which was increased to $.10 per common share in January 1995, was double the 1994 rate on approximately 12% fewer outstanding shares due to treasury share repurchases in the February and May quarters.

FINANCIAL CONDITION

TXI has a $150 million long-term bank line of credit which expires in September 2000. At November 30, 1995, $75.6 million was available for future borrowings. Chaparral has short-term credit facilities of $20 million, none of which was utilized during the current six-month period. Chaparral's bank lines expire January 31, 1996. Management believes that it will be able to renew these lines or obtain similar credit facilities.

The Company expects that with its present or similar credit facilities and anticipated cash from operations, funds will be adequate to provide for capital expenditures, scheduled debt repayments and other known working capital needs.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of the Shareholders held October 17, 1995, shareholders voted on the following matters:

         1. To elect as Directors of the Company, Gerald R. Heffernan, Robert D. Rogers and Ian Wachtmeister to terms expiring in 1998. Votes cast to elect Gerald R. Heffernan were 9,155,161 affirmative, 390,318 opposed and 1,495,626 abstained or non-voted. Votes cast to elect Robert D. Rogers were 9,067,066 affirmative, 478,413 opposed and 1,495,626 abstained or non-voted. Votes cast to elect Ian Wachtmeister were 9,154,173 affirmative, 391,306 opposed and 1,495,626 abstained or non-voted. Terms of office expire for the continuing directors, Robert Alpert, Richard I. Galland and Elizabeth C. Williams in 1996 and for the continuing directors Gordon E. Forward, James M. Hoak, Jr. and Ralph B. Rogers in 1997.

         2. To amend the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock which the Company is authorized to issue from 15,000,000 shares presently authorized to 40,000,000 shares. Votes cast were 6,244,301 affirmative, 3,298,878 opposed and 1,495,626 abstained or non-voted.

         3. To amend the Texas Industries 1993 Stock Option Plan to increase the number of shares of Common Stock covered by the option automatically granted to non-employee Directors from 5,000 shares to 10,000 shares. Votes cast were 9,195,270 affirmative, 350,209 opposed and 1,495,626 abstained or non-voted.

         4. To approve the performance-based incentive compensation provision of the employment contract of the Company's Chief Executive Officer. Votes cast were 9,040,668 affirmative, 504,111 opposed and 1,495,626 abstained or non-voted.

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

         (11) Statement re:  Computation of earnings per share

         (15) Letter re:  Unaudited Interim Financial Information

         (27) Financial Data Schedule

This schedule contains summary financial information extracted from the Registrant's Unaudited November 30, 1995 Consolidated Financial Statements and is qualified in its entirety by reference to such financial statements.

The Registrant did not file any reports on Form 8-K during the three months ended November 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                TEXAS INDUSTRIES, INC.



January 11, 1996                /s/  Richard M. Fowler
----------------                ----------------------
                                Richard M. Fowler
                                Vice President & Chief Financial Officer




January 11, 1996                /s/  James R. McCraw
----------------                --------------------
                                James R. McCraw
                                Vice President - Controller

                               INDEX TO EXHIBITS


Exhibits                                                     Page

 11.    Statement re:  computation of per share earnings...    17

 15.    Letter re:  Unaudited Interim Financial Information    18

 27.    Financial Data Schedule............................    **



        ** Electronically filed only.