Form 10-Q
period 1996-02-29
TEXAS INDUSTRIES INC
filed 1996-04-11
CIK 97472

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 29, 1996

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

       Registrant's telephone number, including area code (214) 647-6700


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---    ---
As of April 8, 1996, 11,075,126 shares of Registrant's Common Stock, $1.00 par value, were outstanding.

                                     INDEX

                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


PART I.   FINANCIAL INFORMATION                                             Page
- -------------------------------                                             ----

Item 1.   Financial Statements

          Consolidated Balance Sheets -- February 29, 1996 and May 31, 1995..3

          Consolidated Statements of Income -- three months ended  and nine months ended February 29, 1996 and February 28, 1995............4

          Consolidated Statements of Cash Flows -- nine months ended
             February 29, 1996 and February 28, 1995.........................5

          Notes to Consolidated Financial Statements.........................6

          Independent Accountants' Review Report.............................10

Item 2.   Management's Discussion and Analysis of Operating Results
             and Financial Condition.........................................11

PART II.  OTHER INFORMATION
- ---------------------------

Item 6.   Exhibits and Reports on Form 8-K...................................14

SIGNATURES
- ----------

                                  (Unaudited)
                          CONSOLIDATED BALANCE SHEETS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

                                                        February 29,    May 31,
- -------------------------------------------------------------------------------
In thousands                                               1996          1995
- -------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
 Cash                                                  $    23,279   $   25,988
 Notes and accounts receivable                             117,179       99,445
 Inventories                                               136,611      125,384
 Prepaid expenses                                           30,798       41,957
                                                       -----------   ----------
      TOTAL CURRENT ASSETS                                 307,867      292,774

OTHER ASSETS
 Real estate and other investments                          19,903       29,392
 Goodwill                                                   59,712       61,217
 Commissioning costs and other assets                       22,759       22,533
                                                       -----------   ----------
                                                           102,374      113,142

PROPERTY, PLANT AND EQUIPMENT
 Land and land improvements                                108,800      105,874
 Buildings                                                  55,171       54,749
 Machinery and equipment                                   788,361      737,222
                                                       -----------   ----------
                                                           952,332      897,845
 Less allowances for depreciation                          577,156      550,706
                                                       -----------   ----------
                                                           375,176      347,139
                                                       -----------   ----------
                                                       $   785,417   $  753,055
                                                       ===========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Trade accounts payable                                $    57,280   $   57,019
 Accrued interest, wages and other items                    29,178       30,675
 Current portion of long-term debt                          13,924       17,477
                                                       -----------   ----------
      TOTAL CURRENT LIABILITIES                            100,382      105,171

LONG-TERM DEBT                                             173,600      185,274

DEFERRED FEDERAL INCOME TAXES AND OTHER CREDITS             77,065       80,178

MINORITY INTEREST                                           38,636       39,323

SHAREHOLDERS' EQUITY
 Preferred stock                                               598          598
 Common stock, $1 par value                                 12,534       12,534
 Additional paid-in capital                                266,045      266,045
 Retained earnings                                         170,111      119,587
 Cost of common shares in treasury                         (53,554)     (55,655)
                                                       -----------   ----------
                                                           395,734      343,109
                                                       -----------   ----------
                                                       $   785,417   $  753,055
                                                       ===========   ==========

See notes to consolidated financial statements.

                                  (Unaudited)
                       CONSOLIDATED STATEMENTS OF INCOME
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

                                       Three months ended    Nine months ended
                                            February             February
- -------------------------------------------------------------------------------
In thousands except per share           1996       1995       1996       1995
- -------------------------------------------------------------------------------
NET SALES                             $235,040   $198,991   $711,405   $601,053

COSTS AND EXPENSES (INCOME)
 Cost of products sold                 190,400    168,876    564,088    501,965
 Selling, general and administrative    15,951     15,780     50,889     42,331
 Interest                                4,704      4,735     15,039     15,271
 Other income                           (3,573)    (2,213)   (11,745)    (6,276)
                                      --------   --------   --------   --------
                                       207,482    187,178    618,271    553,291
                                      --------   --------   --------   --------
  INCOME BEFORE THE FOLLOWING ITEMS     27,558     11,813     93,134     47,762

Provision for income taxes               9,387      3,856     32,979     15,553
                                      --------   --------   --------   --------
                                        18,171      7,957     60,155     32,209

Minority interest in Chaparral          (2,167)    (1,081)    (5,568)    (2,557)
                                      --------   --------   --------   --------
                         NET INCOME   $ 16,004   $  6,876   $ 54,587   $ 29,652
                                      ========   ========   ========   ========

Average common shares                   11,400     12,552     11,341     12,621

Net income per common share           $   1.41   $    .55   $   4.83   $   2.36
                                      ========   ========   ========   ========

Cash dividends                        $    .10   $    .10   $    .30   $    .20
                                      ========   ========   ========   ========

See notes to consolidated financial statements.

                                  (Unaudited)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

                                                             Nine months ended
                                                                 February
- ------------------------------------------------------------------------------
In thousands                                                  1996        1995
- ------------------------------------------------------------------------------

OPERATING ACTIVITIES
 Net income                                                 $ 54,587   $ 29,652
 Loss (gain) on disposal of assets                               330     (1,819)
 Non-cash items
  Depreciation, depletion and amortization                    36,378     36,935
  Deferred taxes                                               6,660      3,251
  Undistributed minority interest                              4,744      1,705
  Other - net                                                  4,883      3,165
 Changes in operating assets and liabilities
  Notes and accounts receivable                              (16,849)   (20,219)
  Inventories and prepaid expenses                            (9,662)     9,036
  Accounts payable and accrued liabilities                      (417)     5,740
  Real estate and investments                                  9,640        645
                                                            --------   --------
    Net cash provided by operations                           90,294     68,091

INVESTING ACTIVITIES
 Capital expenditures                                        (66,289)   (29,958)
 Proceeds from disposition of assets                           1,217      2,773
 Cash surrender value - insurance                             (2,303)    (3,351)
 Other - net                                                  (1,284)       717
                                                            --------   --------
    Net cash used by investing                               (68,659)   (29,819)

FINANCING ACTIVITIES
 Repayments of short-term borrowing                               --    (15,000)
 Proceeds from long-term borrowing                            22,052        766
 Debt retirements                                            (37,263)   (40,961)
 Purchase of treasury shares                                    (339)    (4,526)
 Purchase of Chaparral stock                                  (6,402)        --
 Dividends paid                                               (3,337)    (2,510)
 Other - net                                                     945     (2,396)
                                                            --------   --------
    Net cash used by financing                               (24,344)   (64,627)
                                                            --------   --------
Decrease in cash                                              (2,709)   (26,355)

Cash at beginning of period                                   25,988     31,766
                                                            --------   --------
Cash at end of period                                       $ 23,279   $  5,411
                                                            ========   ========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended February 29, 1996, are not necessarily indicative of the results that may be expected for the year ended May 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1995.

The consolidated financial statements include the accounts of Texas Industries, Inc. (the Company) and all subsidiaries. The minority interest represents the 17.6% separate public ownership of Chaparral Steel Company (Chaparral).

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

Goodwill, currently being amortized on a straight-line basis over a 40-year period, is net of accumulated amortization of $13.7 million at February 29, 1996 and $12.2 million at May 31, 1995. Management reviews remaining goodwill with consideration toward recovery through future operating results (undiscounted) at the current rate of amortization.

The Company's policy for new facilities is to capitalize certain costs until the facility is substantially complete and ready for its intended use. Chaparral began the commissioning of the large beam mill in February 1991. The mill was substantially complete and ready for its intended use in the third quarter of fiscal 1992 with a total of $15.1 million of costs deferred. The amount of amortization charged to income was $2.3 million in the nine-month periods ended February 1996 and 1995, based on a five-year period. Total accumulated amortization is $12.3 million.

Accounting for income taxes uses the liability method of recognizing and classifying deferred income taxes. The Company joins in filing a consolidated return with its subsidiaries. Current and deferred tax expense is allocated among the members of the group based on a stand-alone calculation of the tax of the individual member.

WORKING CAPITAL

Working capital totaled $207.5 million at February 29, 1996, compared to $187.6 million at May 31, 1995.

Notes and accounts receivable of $117.2 million at February, compared with $99.4 million at May, are presented net of allowances for doubtful receivables of $3.8 million at February and $3.2 million at May.

Inventories are summarized as follows:

     -------------------------------------------------------------------------
     In thousands                                           February    May
     -------------------------------------------------------------------------
     Finished products                                      $ 59,476  $ 55,874
     Work in process                                          21,343    19,148
     Raw materials and supplies                               55,792    50,362
                                                            --------  --------
                                                            $136,611  $125,384
                                                            ========  ========

Inventories are stated at cost (not in excess of market) generally using the last-in, first-out method (LIFO). If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $13.1 million at February and $11.6 million at May.

LONG-TERM DEBT

Long-term debt is comprised of the following:

     -------------------------------------------------------------------------
     In thousands                                           February     May
     -------------------------------------------------------------------------
     Bank obligations, maturing through 2000, interest
       rate  5.69% (.375% over LIBOR)                       $ 88,500   $93,000
     Senior notes of Chaparral, due through 2004,
       interest rates average 10.2%                           72,000    72,000
     First mortgage notes of Chaparral, due through 2000,
       interest rate 14.2%                                    14,320    20,458
     First mortgage notes of Chaparral, due through 1995,
       interest rate of 9% (2% over LIBOR)                        --     1,248
     Pollution control bonds, due through 2007, interest
       rates from 6.19% to 10%                                 9,656    10,350
     Other, maturing through 2005, interest rates
       from 7% to 10%                                          3,048     5,695
                                                            --------  --------
                                                             187,524   202,751
     Less current maturities                                  13,924    17,477
                                                            --------  --------
                                                            $173,600  $185,274
                                                            ========  ========

Annual maturities of long-term debt for each of the five succeeding years are $13.9, $13.7, $13.4, $10.9 and $97.3 million.

The Company has available a bank-financed $150 million long-term line of credit. In addition to the $88.5 million currently outstanding under this line, $5.4 million has been utilized to support letters of credit. Commitment fees at an annual rate of .19% are paid on the unused portion of this line.

On April 9, 1996, the Company concluded the placement of $75 million in fixed-rate senior notes having an average maturity of ten years and average interest rate of 7.28%. The proceeds were used to repay bank debt.

Loan agreements contain covenants which provide for minimum working capital, restrictions on purchases of treasury stock and payment of dividends on common stock, and limitations on incurring certain indebtedness and making certain investments. Under the most restrictive of these agreements, the aggregate amount of annual cash dividends on common stock is limited based on the ratio, excluding Chaparral, of earnings before interest, taxes, depreciation and amortization plus dividends from Chaparral to fixed charges. Chaparral loan agreements also restrict dividends and advances to its shareholders, including the parent company, to $41.5 million as of February 29, 1996. The Company and Chaparral are in compliance with all loan covenant restrictions.

Property, plant and equipment, principally Chaparral's, carried at a net amount of approximately $207.3 million at February 29, 1996 is mortgaged as collateral for $15.7 million of secured debt.

The amount of interest paid for the nine-month periods presented was $14.0 million in 1996, and $12.2 million in 1995.

SHAREHOLDERS' EQUITY

Common stock consists of:

     --------------------------------------------------------------------
     In thousands                                        February   May
     --------------------------------------------------------------------
     Shares authorized                                    40,000   15,000
     Shares outstanding at end of period                  11,074   11,011
     Average shares outstanding for period,
       including equivalents                              11,341   12,426
     Shares held in treasury                               1,460    1,523
     Shares reserved for stock options and other           1,239    1,304

There are authorized 100,000 shares of Cumulative Preferred Stock, no par value, of which 20,000 shares are designated $5 Cumulative Preferred Stock (Voting), redeemable at $105 per share and entitled to $100 per share upon dissolution. There were 5,976 shares of $5 Cumulative Preferred Stock outstanding at February 29, 1996 and May 31, 1995. On March 29, 1996, the Company redeemed and retired all outstanding shares of such $5 Cumulative Preferred Stock.

An additional 50,000 shares are designated Series A Junior Participating Preferred Stock, redeemable under certain conditions at a redemption price, subject to adjustment, equal to 200 times the aggregate amount to be distributed per share to holders of Common Stock but not less than $100. There are outstanding rights, issued to common shareholders under the Company's Shareholders Protection Plan, to purchase 48,484 shares of Series A Junior Participating Preferred Shares, none of which were outstanding. Under certain conditions, each right may be exercised to purchase one two-hundredth of a share for $100. The rights, which are non-voting, expire in August 1996 and may be redeemed by the Company at a price of five cents per right at any time.

STOCK OPTION PLANS

The Company's stock option plans provide that non-qualified and incentive stock options to purchase Common Stock may be granted to directors, officers and key employees at market prices at date of grant. Generally, options become exercisable in installments beginning one or two years after date of grant and expire six or ten years later depending on the initial date of grant. A summary of option transactions for the nine-month period ended February 29, 1996, follows:

      --------------------------------------------------------------------------
      $ In thousands                Shares Under Option   Aggregate Option Price
      --------------------------------------------------------------------------
      Outstanding at June 1              548,441                  $13,928
        Granted                          187,200                    8,514
        Exercised                        (69,082)                  (1,674)
        Cancelled                        (22,170)                    (601)
                                         -------                  -------
      Outstanding at February 29         644,389                  $20,167
                                         =======                  =======

At February 29, 1996, there were 192,199 shares exercisable and 519,420 shares available for future grants. Outstanding options expire on various dates to January 17, 2006.

INCOME TAXES

Federal income taxes for the interim periods ended February 1996 and 1995, have been included in the accompanying financial statements on the basis of an estimated annual rate. The estimated annualized tax rate is 35.4% for 1996 compared with 32.6% for 1995. The primary reason that these respective tax rates differ from the 35% statutory corporate rate is due to goodwill expense which is not tax deductible, percentage depletion which is tax deductible and the net state income tax expense. The Company made income tax payments of $29.9 million in 1996 and $16.6 million in 1995.

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

                                   EXHIBIT A
                                   ---------

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors
Texas Industries, Inc.



We have reviewed the accompanying condensed consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of February 29, 1996, and the related condensed consolidated statements of income for the three-month and nine-month periods ended February 29, 1996 and February 28, 1995, respectively, and the condensed consolidated statements of cash flows for the nine-month periods ended February 29, 1996 and February 28, 1995. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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



                                           /s/  Ernst & Young LLP
                                           -------------------------------------



March 15, 1996

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of operations and financial condition for the three-month and nine-month periods ended February 29, 1996 to the three-month and nine-month periods ended February 28, 1995.

RESULTS OF OPERATIONS

Consolidated net sales of $235.0 million for the quarter ended February 29, 1996 increased 18% over the prior year period. Steel sales were $159.0 million, up $26.6 million, a 20% increase resulting from the recovery in the structural beam market. Both structural mill shipments and average realized prices increased 15% as compared to the prior year quarter. As experienced in the August and November quarters, demand from service centers, fabricators and the mobile home industry for structural mill products has increased substantially from the prior year. Bar mill results continue to reflect the weak condition in U. S. manufacturing, with shipments 4% below last year and prices 5% lower as well. Chaparral uses its ability to adjust its product mix in order to maximize profit margins. Cement/concrete sales, at $76.1 million, grew 14% over the prior year period as a result of continued price improvements and increased volumes.
Cement average trade pricing was up 13% over the prior year with shipments at comparable levels. Ready-mix net sales reflect a 19% increase in volume from expanded capacity and a 5% increase in average trade prices maintaining the growth experienced in the last two quarters. Aggregate sales improved on higher volumes, with prices slightly lower overall due to product mix.

BUSINESS SEGMENTS

                                               Three months ended
                                                     February
     ---------------------------------------------------------------
     In thousands                               1996         1995
     ---------------------------------------------------------------
     NET SALES
       Bar mill                              $   38,059   $   41,565
       Structural mills                         119,320       89,792
       Transportation service                     1,575        1,031
                                                -------      -------
       TOTAL STEEL                              158,954      132,388

       Cement                                    28,286       25,597
       Ready-mix                                 33,579       26,567
       Stone, sand & gravel                      15,974       15,042
       Other products                            15,882       12,100
       Interplant                               (17,635)     (12,703)
                                                -------      -------
       TOTAL CEMENT/CONCRETE                     76,086       66,603
                                                -------      -------
       TOTAL NET SALES                       $  235,040   $  198,991
                                                =======      =======


     UNITS SHIPPED
       Bar mill (tons)                              111          115
       Structural mills (tons)                      297          258
                                                -------      -------
       TOTAL STEEL TONS                             408          373

       Cement (tons)                                472          487
       Ready-mix (cubic yards)                      664          556
       Stone, sand & gravel (tons)                3,352        2,809



                                                  Three months ended
                                                        February
     -----------------------------------------------------------------
     In thousands                                   1996        1995
     -----------------------------------------------------------------
     STEEL OPERATIONS
       Gross profit                              $  34,900   $  23,383
       Less: Depreciation & amortization             8,091       8,579
             Selling, general & administrative       7,116       5,194
             Other income                           (1,480)     (1,533)
                                                    ------      ------
       OPERATING PROFIT                             21,173      11,143


     CEMENT/CONCRETE OPERATIONS
       Gross profit                                 21,589      19,458
       Less: Depreciation, depletion &
              amortization                           3,981       3,690
             Selling, general & administrative       4,559       6,229
             Other income                             (636)       (566)
                                                    ------      ------
       OPERATING PROFIT                             13,685      10,105
                                                    ------      ------
     TOTAL OPERATING PROFIT                         34,858      21,248


     CORPORATE RESOURCES
       Other income                                  1,457         114
       Less: Depreciation & amortization               186         194
             Selling, general & administrative       3,867       4,620
                                                    ------      ------
                                                    (2,596)     (4,700)

     INTEREST EXPENSE                               (4,704)     (4,735)
                                                    ------      ------

     INCOME BEFORE TAXES & OTHER ITEMS           $  27,558   $  11,813
                                                    ======      ======

Consolidated cost of products sold, including depreciation, depletion and amortization was $190.4 million, an increase of $21.5 million over the prior year quarter. Steel cost of sales was $132.1 million, an increase of $14.5 million. The 12% increase was caused predominately by the 35,000 ton increase in shipments and higher melt shop conversion costs. Cement/concrete costs were up $7.0 million to $58.3 million on increased volumes.

Operating profit of $34.9 million was $13.6 million higher in the current quarter over the prior year period due to increased sales and improved margins. Steel profits, at $21.2 million, were up 90% from the prior year and 6% from the November quarter. Cement/concrete profits were up $3.6 million in the February quarter over the prior year period. Following the normal seasonal pattern, lower volumes in the February quarter contributed to a $8.2 million decline in profits from the November quarter.

Selling, general and administrative expenses at $16.0 million were slightly higher than the prior year period. The steel SG&A increase of $1.9 million, principally due to higher provisions for employee incentive expense were offset by a reduction in cement/concrete incentive accruals. Corporate resources other income in the current quarter includes $.9 million from property sales. These sales increased to $5.8 million the income generated by the Company's real estate operations during the current nine-month period. Interest expense remained comparable to the prior year quarter as reduced interest rates offset increased outstanding debt.

Income tax expense was provided at a 2.8% higher estimated annualized tax rate which anticipates more pre-tax income in 1996 to be taxed at the 35% U. S. corporate rate and higher net state income tax expense.

CASH FLOWS

Net cash provided by operations, at $90.3 million for the nine-month period ended February 29, 1996, was $22.2 million higher than the 1995 period. Chaparral reduced inventories by $12.2 million in 1995, returning the inventories to more normal historical levels. Chaparral's 1996 inventories grew $7.5 million in anticipation of higher demand in the spring quarter. Accounts receivable increases during 1996 were $9.6 million lower overall than the prior year. Property sales from the Company's real estate operations in the current period provided $4.9 million in operating cash, net of $6.9 million in additional notes receivable.

Investing activities used $68.7 million during the 1996 nine-month period compared to $29.8 million used during the 1995 period. Capital expenditures in 1996 were $36.3 million higher than the prior year. Capital budget plans for the current fiscal year, estimated at $85 million, include anticipated expansion projects in the cement/concrete operations, as well as, normal replacement and technological upgrades of existing equipment. Additional items of transportation and aggregate handling equipment are expected to be leased.

Financing activities used $40.3 million less cash or $24.3 million in the 1996 nine-month period than in the prior year period. Debt repayments, including the repayment by Chaparral of $15.0 million of short-term bank debt, were $18.7 million greater in 1995. Borrowing increased $21.3 million in 1996 over the prior year. Chaparral purchased $6.4 million of its common stock during 1996 pursuant to a decision announced in October, authorizing the repurchase of shares to satisfy obligations under its stock option program and for other corporate purposes. TXI's quarterly cash dividend which was increased to $.10 per common share in January 1995 was 50% higher than the 1995 rate on approximately 10% fewer outstanding shares due to treasury share repurchases in the February and May 1995 quarters.

FINANCIAL CONDITION

TXI has a $150 million long-term bank line of credit which expires in September 2000. At February 29, 1996, $56.1 million was available for future borrowings. Chaparral did not renew its short-term credit facilities of $20 million which expired January 31, 1996. None of Chaparral's bank lines were utilized during the current nine-month period.

On April 9, 1996, the Company concluded the placement of $75 million in fixed-rate senior notes having an average maturity of ten years and average interest rate of 7.28%. The proceeds were used to repay bank debt.

The Company expects that with current or similar credit facilities and anticipated cash from operations, funds will be adequate to provide for capital expenditures, scheduled debt repayments and other known working capital needs.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

     (11) Statement re:  Computation of earnings per share

     (15) Letter re:  Unaudited Interim Financial Information

     (27) Financial Data Schedule

This schedule contains summary financial information extracted from the Registrant's Unaudited February 29, 1996 Consolidated Financial Statements and is qualified in its entirety by reference to such financial statements.

The Registrant filed a current report on Form 8-K dated February 19, 1996 disclosing that it had on February 16, 1996 called for the redemption of all outstanding $5 Cumulative Preferred Stock of the Registrant on March 29, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                TEXAS INDUSTRIES, INC.



April 11, 1996                  /s/  Richard M. Fowler
- --------------                  ------------------------------------------------
                                Richard M. Fowler
                                Vice President & Chief Financial Officer




April 11, 1996                  /s/  James R. McCraw
- --------------                  ------------------------------------------------
                                James R. McCraw
                                Vice President - Controller

                               INDEX TO EXHIBITS


                             Exhibits                                     Page

 11.    Statement re:  computation of per share earnings...............    17

 15.    Letter re:  Unaudited Interim Financial Information............    18

 27.    Financial Data Schedule........................................    **


      ** Electronically filed only.

                                   EXHIBIT 11

                                  (Unaudited)
                       COMPUTATION OF EARNINGS PER SHARE
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

                                                     Three months ended     Nine months ended
                                                           February             February
- ------------------------------------------------------------------------------------------------
In thousands except per share                          1996      1995       1996       1995
- ------------------------------------------------------------------------------------------------

AVERAGE SHARES OUTSTANDING
 Primary
  Average shares outstanding                          11,064     12,395     11,045    12,455
  Stock options and other equivalents -
   treasury stock method using
   average market prices                                 336        157        296       166
                                                      ------     ------     ------    ------
                                       TOTAL          11,400     12,552     11,341    12,621
                                                      ======     ======     ======    ======

 Fully diluted
  Average common shares outstanding                   11,064     12,395     11,045    12,455
  Stock options and other equivalents -
    treasury stock method using end of
    quarter market price if higher than
    average                                              376        157        337       166
                                                      ------     ------     ------    ------
                                       TOTAL          11,440     12,552     11,382    12,621
                                                      ======     ======     ======    ======

NET INCOME APPLICABLE TO COMMON STOCK
 Primary
  Net income                                         $16,004    $ 6,876    $54,587   $29,652
  Adjustments
    Dividend on preferred stock                           (7)        (7)       (22)      (22)
    Contingent price amortization                         58         58        174       174
                                                      ------     ------     ------    ------
                                       TOTAL         $16,055    $ 6,927    $54,739   $29,804
                                                      ======     ======     ======   =======

 Fully diluted
  Net income                                         $16,004    $ 6,876    $54,587   $29,652
  Adjustments
    Dividend on preferred stock                           (7)        (7)       (22)      (22)
    Contingent price amortization                         58         58        174       174
                                                      ------     ------     ------    ------
                                       TOTAL         $16,055    $ 6,927    $54,739   $29,804
                                                      ======     ======     ======    ======

PER SHARE
 Primary
  Net income per common share
    and common equivalent share                      $  1.41    $   .55    $  4.83   $  2.36
                                                      ======     ======     ======    ======

 Fully diluted
  Net income per common share and
    dilutive common equivalent share                 $  1.40    $   .55    $  4.81   $  2.36
                                                      ======     ======     ======    ======


                                   EXHIBIT 15



Board of Directors
Texas Industries, Inc.



We are aware of the incorporation by reference in the Registration Statement Number 2-95879 on Form S-8, Post-Effective Amendment Number 9 to Registration Statement Number 2-48986 on Form S-8, and Registration Statement Number 33-53715 on Form S-8 of Texas Industries, Inc. and in the related Prospectuses of our report dated March 15, 1996, relating to the unaudited condensed consolidated interim financial statements of Texas Industries, Inc., which are included in its Form 10-Q for the quarter ended February 29, 1996.

Pursuant to Rule 436(c) of the Securities Act of 1933 our report is not a part of the Registration Statement prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.



                                         /s/  Ernst & Young LLP
                                         ---------------------------------------




April 11, 1996
Dallas, Texas