Form 10-K
period 1996-05-31
TEXAS INDUSTRIES INC
filed 1996-08-28
CIK 97472

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED).

     For the fiscal year ended May 31, 1996

                                      OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED).

     For the transition period from __________________ to  ____________________

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

       Registrant's telephone number, including area code (214)647-6700


          Securities registered pursuant to Section 12(b) of the Act:


     Title of each class               Name of each exchange on which registered
- ---------------------------------      -----------------------------------------

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

The aggregate market value of the Registrant's Common Stock, $1.00 par value, held by non-affiliates of the Registrant as of June 30, 1996 was $737,175,858. As of August 19, 1996, 11,150,880 shares of the Registrant's Common Stock, $1.00 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant's definitive proxy statement for the annual meeting of shareholders to be held October 15, 1996, are incorporated by reference into
Part III.

                               TABLE OF CONTENTS


                                                                                                  Page
                                   PART I

Item 1.   Business..............................................................................    1

Item 2.   Properties............................................................................    5

Item 3.   Legal Proceedings.....................................................................    5

Item 4.   Submission of Matters to a Vote of Security Holders...................................    5

Item 4a.  Executive Officers of the Registrant..................................................    6

                                   PART II

Item 5.   Market for the Registrant's Common Stock and Related Security Holder Matters..........    7

Item 6.   Selected Financial Data...............................................................    7

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.    8

Item 8.   Financial Statements and Supplementary Data...........................................   12

Item 9.   Disagreements on Accounting and Financial Disclosures.................................   27

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant....................................   28

Item 11.  Executive Compensation................................................................   28

Item 12.  Security Ownership of Certain Beneficial Owners and Management........................   28

Item 13.  Certain Relationships and Related Transactions........................................   28

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................   28

                                    PART I



ITEM 1.   BUSINESS
          --------

(a)  General Development of Business

Texas Industries, Inc. (the "Registrant", "Company" or "TXI"), incorporated April 19, 1951, directly and through subsidiaries, is a producer of steel and cement/concrete products for the construction and manufacturing industries. Chaparral Steel Company ("Chaparral"), an 84 percent-owned subsidiary produces a broad range of high quality carbon steel products from recycled steel. Brookhollow Corporation ("Brookhollow"), a wholly-owned subsidiary, owns land for investment, resale and other real estate activities.

(b)  Financial Information about Industry Segments

The Registrant has two major industry segments: steel and cement/concrete. Financial information for the Registrant's industry segments, is presented in
Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 9 and 10, incorporated herein by reference.

(c)  Narrative Description of Business



STEEL

Chaparral has operated a steel mill at Midlothian, Texas, since 1975. The steel operation follows a market mill concept which entails the low cost production of a wide variety of products ranging from reinforcing bar and specialty products to large-sized structural beams. Chaparral operates two electric arc furnaces with continuous casters which feed melted steel to a bar mill, a structural mill and a large beam mill which together produce a broader array of steel products than a traditional mini-mill. Finished (rolled) products produced include beams, merchant quality rounds, special bar quality rounds, rebar and channels. In fiscal year 1992, commissioning was completed on the large beam mill which produces structural steel beams up to twenty-four inches wide.

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

The bar and structural mills produced approximately 1.6 million tons of finished products in 1996, and 1.4 million tons in both 1995 and 1994.

Chaparral's primary raw material is recycled steel, with shredded steel representing 41 percent of the raw material mix. A major portion of the shredded steel requirements is produced by a shredder operation at the steel mill. The shredded material is primarily composed of crushed auto bodies purchased on the open market. Another grade of recycled steel, #1 Heavy, representing 25 percent of the raw material requirements is also purchased on the open market. The purchase price of recycled steel is subject to market forces largely beyond Chaparral's control. The supply of recycled steel is expected to be adequate to meet future requirements.

Chaparral's steel mill consumes large amounts of electricity and natural gas. Electricity is currently obtained from a local electric utility under an interruptible supply contract with six-month price adjustments which reflect increases or decreases in the utility's fuel costs. Natural gas is obtained from a local gas utility under a supply contract. Chaparral believes that adequate supplies of both electricity and natural gas are readily available.

Chaparral's products are marketed throughout the United States and to a limited extent in Canada, Mexico, Western Europe, China and Japan. Sales are primarily to steel service centers and steel fabricators for use in the construction industry, as well as, to cold finishers, forgers and original-equipment manufacturers for use in the railroad, defense, automotive, mobile home and energy industries. At present, Chaparral has approximately 1,700 customers with one customer accounting for 11% of Chaparral's sales in 1996. Sales to affiliates are minimal. Orders are generally filled within 45 days and are cancelable.

Delivery of finished products is accomplished by common-carrier, customer-owned trucks, rail or barge. Currently, Chaparral does not place heavy reliance on franchises, licenses or concessions.

Chaparral competes with steel producers, including foreign producers, on the basis of price, quality and service. Certain of the foreign and domestic competitors, including both large integrated steel producers and mini-mills, have substantially greater assets and larger sales organizations than Chaparral. Intense sales competition exists for substantially all of Chaparral's products.



CEMENT/CONCRETE

The cement/concrete business segment includes the manufacture and sale of cement, aggregates, ready-mix concrete, concrete pipe, block and brick. Production and distribution facilities are concentrated primarily in Texas and Louisiana with markets extending into contiguous states. The Registrant acquired expanded shale and clay aggregate facilities in California during 1996, and in addition has certain patented and unpatented mining claims in southern California which contain deposits of limestone.

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

The cement plants produced approximately 2.2 million tons of finished cement in 1996, 2.1 million tons in 1995 and 2.0 million tons in 1994. Annual shipments of finished cement to outside trade customers were approximately 1.5 million tons in both 1996 and 1995, and 1.6 million tons in 1994. Additional shipments of clinker were approximately 400,000 tons in 1994.

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

The Registrant distributes cement from its plants by rail or truck to six distribution terminals located throughout the marketing area.

The Registrant's aggregate business, which includes sand, gravel, crushed limestone and expanded shale and clay, is conducted from facilities primarily serving Dallas/Fort Worth, Austin and Houston, Texas, and Alexandria, New Orleans, Baton Rouge, and Monroe, Louisiana, areas. Additional expanded shale and clay aggregate facilities were acquired during 1996 near Oakland and Los Angeles, California. The following table summarizes certain information about the Registrant's aggregate production facilities:

                                                       Estimated Annual        Estimated
                          Type of        Number of        Productive            Minimum
 General Location         Facility        Plants           Capacity         Reserves - Years
- ------------------        --------       ---------     ----------------     ----------------

North Central Texas     Sand & Gravel         3        3.0 million tons            11

North Central Texas     Crushed
                          Limestone           1        5.5 million tons            27

North Central and       Expanded Shale
 South Texas              & Clay              2        1.2 million cu. yds.        25

California              Expanded Shale
                          & Clay              2        .6 million cu. yds.         13

Louisiana               Sand & Gravel        10        5.8 million tons             9

Central Texas           Sand & Gravel         2        2.1 million tons            12

South Central
 Oklahoma               Sand & Gravel         1        1 million tons              11

Reserves identified with the facilities shown above and additional reserves available to support future plant sites are contained on 34,675 acres of land, 15,368 acres of which are owned in fee by the Registrant and the remainder of which are leased. The expanded shale and clay plants, excluding California plants purchased in January 1996, operated at 84 percent of capacity for 1996 with sales of approximately 831,000 cubic yards. Production for the remaining aggregate facilities was 74 percent of practical capacity and sales for the year totaled 12.7 million tons, of which approximately 9.1 million tons were shipped to outside trade customers.

Sales of these various aggregates are generally related to the level of construction activity within close proximity of the plant location. The cost of transportation limits the marketing of these products to the areas relatively close to the plant sites. These products are marketed by the Registrant's sales organization located in the areas served by the plants and are sold to numerous customers, no one of which would be considered significant to the Registrant's business. The distribution of these products is provided to trade customers principally by contract or customer-owned haulers, and a limited amount of these products is distributed by rail for affiliated usage.

The Registrant's ready-mix concrete operations are situated in three areas in Texas (Dallas/Fort Worth/Denton, East Texas and Houston), three areas in Louisiana (Alexandria, Shreveport and Monroe) and at one location in southern Arkansas. The following table summarizes various information concerning these facilities:

        Location        Number of Plants        Number of Trucks
        --------        ----------------        ----------------

        Texas                  23                     253
        Louisiana              19                     114
        Arkansas                1                       5

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

     Baton Rouge, Louisiana             Concrete pipe

     Alexandria, Louisiana              Concrete block and brick
                                        Concrete pipe

     Shreveport, Louisiana              Concrete block and pipe
                                        Sakrete and related products
                                        Bridge Spans
                                        Clay Brick

     Athens, Texas                      Clay Brick

     Mineral Wells, Texas               Clay Brick

The plant sites for the above products (except for three that are leased) are owned by the Registrant. The products are marketed by the Registrant's sales force in each of these locations, and are primarily delivered by trucks owned by the Registrant. Because the cost of delivery is significant to the overall cost of most of these products, the market area is generally restricted to within approximately one hundred miles of the plant locations. These products are sold to various contractors, owners and distributors, none of which would be considered significant to the Registrant's business.

Currently, the Registrant does not place heavy reliance on patents, franchises, licenses or concessions related to its cement/concrete segment. The Registrant's cement plants and expanded shale and clay plants can burn either coal, natural gas or other high BTU fossil fuels.

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


OTHER ITEMS

The Registrant provides products for the construction industry. It is not uncommon for the Registrant to report a loss from its cement/concrete operations in the quarter ending February due to adverse weather conditions. Steel results in the quarters ending August and February are affected by the normal, scheduled two-week summer and one-week winter shut-downs to refurbish the production facilities. The dollar amount of Registrant's backlog of orders is not considered material to an understanding of the business of the Registrant.

The Registrant's enterprise employs approximately 3,000 persons, of whom 1,200 are engaged in steel operations and the balance in cement/concrete.


ITEM 2.   PROPERTIES
          ----------

The information required by this item is included in the answer to Item 1.


ITEM 3.   LEGAL PROCEEDINGS
          -----------------

There are no pending legal proceedings against the Registrant and subsidiaries which in management's judgment (based upon the opinion of counsel) would have a material adverse effect on the consolidated financial position of the Registrant.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

None

ITEM 4a.   EXECUTIVE OFFICERS OF THE REGISTRANT
           ------------------------------------

Information on executive officers of the Registrant is presented below:

                                                  Positions with Registrant, Other
Name                                Age         Employment During Last Five (5) Years
- ----                                ---   ---------------------------------------------------
Robert D. Rogers                     60   President and Chief Executive Officer and Director

Barry M. Bone                        38   Vice President - Real Estate (since 1995);
                                          Director of Corporate Real Estate
                                          (1991 to 1995)

                                          President, Brookhollow Corporation

Melvin G. Brekhus                    47   Vice President - Cement (since 1995); Vice
                                          President - Cement Production (1991 to 1995)

Brooke E. Brewer                     54   Vice President - Human Resources

Roman J. Figueroa                    50   Vice President - Aggregates

Richard M. Fowler                    53   Vice President - Finance and Chief Financial Officer

James R. McCraw                      52   Vice President - Controller

Robert C. Moore                      62   Vice President - General Counsel and Secretary

Tommy A. Valenta                     47   Vice President - Concrete (since 1995); Vice
                                          President - North Texas Concrete/Cement
                                          Marketing (1991 to 1995)

Kenneth R. Allen                     39   Treasurer

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY
          --------------------------------------------------------------
          HOLDER MATTERS
          --------------

The shares of common stock, $1 par value, of the Registrant are traded on the New York Stock Exchange (ticker symbol TXI). At May 31, 1996, the approximate number of shareholders of common stock of the Registrant was 4,017. Common stock market prices, dividends and certain other items are presented in the Notes to Consolidated Financial Statements entitled "Quarterly Financial Information" on page 24, incorporated herein by reference. The restriction on the payment of dividends described in the Notes to Consolidated Financial Statements entitled "Long-Term Debt" on page 20 is incorporated herein by reference. At the January 1995 Board of Directors' meeting, the Directors voted to increase the quarterly cash dividend from five cents per share to ten cents per share.


ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES
- ---------------------------------------------------------------------------------------------
$ In thousands except per share       1996        1995        1994        1993        1992
- ---------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
  Net sales                          $967,449    $830,526    $707,147    $614,292    $601,129
  Operating profit                    165,904     112,635      82,130      44,572      47,207
  Net income                           79,954      48,017      25,751       1,058       1,920
  Return on average common equity       21.0%       13.8%        8.1%         .4%         .7%

PER SHARE INFORMATION
  Net income (primary)               $   7.05    $   3.88    $   2.29    $    .11    $    .19
  Cash dividends                          .40         .30         .20         .20         .20
  Book value                            36.94       27.61       31.14       25.49       25.50

FOR THE YEAR
  Cash from operations               $127,463    $115,864    $ 51,372    $ 49,361    $ 26,217
  Capital expenditures                 79,300      48,751      23,305      17,212      21,621

YEAR END POSITION
  Total assets                       $801,063    $753,055    $749,120    $757,300    $776,738
  Net working capital                 219,345     187,603     161,383     159,408     134,806
  Long-term debt                      160,209     185,274     171,263     267,243     289,390
  Shareholders' equity                420,022     343,109     352,671     282,511     281,902
  Long-term debt to total
    capitalization                      27.6%       35.1%       32.7%       48.6%       50.7%

OTHER INFORMATION
  Average common shares
    outstanding (in 000's)             11,371      12,426      11,327      11,085      11,056
  Number of common stockholders         4,017       4,445       4,647       5,061       5,432
  Number of employees                   3,000       2,800       2,700       2,700       2,700
  Wages, salaries and employee
    benefits                         $141,233    $114,366    $102,853    $ 96,891    $ 97,950
  Common stock prices
    (high-low)                        69 - 35     39 - 29     39 - 21     28 - 19     25 - 18

                                      -7-

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ----------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

GENERAL

The Company has two major business segments: steel and cement/concrete. The steel operation produces beams, merchant and special bar quality rounds, reinforcing bars, and channels. The cement/concrete segment supplies cement and aggregates, ready-mix, pipe, block and brick.

The steel plant follows a market mill concept which entails producing a wide variety of products utilizing recycled steel as its principal raw material. Chaparral strives to be a low-cost supplier and is able to modify its product mix to recognize changing market conditions or customer requirements. Steel products are sold principally to steel service centers, fabricators, cold finishers, forgers and original equipment manufacturers. Chaparral distributes primarily to markets in North America and, under certain market conditions, Europe and Asia.

The cement/concrete facilities are concentrated primarily in Texas and Louisiana, with several products marketed throughout the U.S. As a vertically integrated concrete products supplier, TXI owns or leases some 50,000 acres of mineral-bearing land. Both steel and cement/concrete operations require large amounts of capital investment, energy, labor and maintenance.

Corporate resources, which are excluded from operating profit, include the president's office as well as certain financial, legal, environmental, personnel and public ownership expenses, none of which are allocated to operations. Brookhollow's real estate activities are also included in corporate resources.

RESULTS OF OPERATIONS

NET SALES

Consolidated 1996 net sales of $967.4 million surpassed the 1995 record by 16%.

Steel sales were $607.7 million, up $75.8 million from the previous year due to a 9% increase in average selling price and 79,000 ton increase in shipments to a record 1,590,000 tons. Demand from service centers, fabricators and the mobile home industry for structural mill products increased substantially from the prior year. Prices for structural mill products increased 13% in 1996. Bar mill shipments were 5% below the previous year on somewhat lower average selling prices. Chaparral uses its ability to adjust its product mix to maximize profit margins.

Cement/concrete sales, at $359.8 million grew 20% over the prior year as a result of continued price improvements and increased volumes. Cement average trade pricing was up 11% over 1995 on 6% higher shipments. Ready-mix net sales reflect a 28% increase in volume from expanded capacity and a 5% increase in average trade prices. Aggregate sales improved 22% on 27% higher volumes while overall average trade prices declined slightly due to product mix.

Consolidated 1995 net sales increased 17% over 1994 to a record $830.5 million.

Steel sales climbed 15% to $531.8 million, as tons shipped increased 11%, while average unit selling prices grew 4%. Based on dollar sales, product mix favored slightly the bar mill as sales of Special Bar Quality grew by $22 million on 21% higher shipments. Bar mill pricing overall averaged 8% higher than 1994, while structural mill pricing was up 2%. Pricing in 1995 trended up steadily each quarter, whereas pricing trends in 1994, by comparison, were mixed. Demand for structural products improved throughout 1995. The 408,000 steel tons shipped in the fourth quarter surpassed the May 1989 record.

Cement/concrete sales in 1995 of $298.7 million exceeded 1994 by 22%. Cement shipments, although hampered by rain in March and April, increased 5%. Cement trade pricing averaged 18% higher; ready-mix was up 5%; stone, sand and gravel averaged 7% more, although product mix distorted a generally higher trend. Ready-mix sales increased 33% due principally to capacity added in north Texas. Additional capacity was added in north Louisiana in May 1995. Cement demand in Texas continued to be in balance with supply.

BUSINESS SEGMENTS


                                                        Year ended May 31,
- ---------------------------------------------------------------------------------------
In thousands                                   1996            1995            1994
- ---------------------------------------------------------------------------------------

NET SALES
  Bar mill                                   $157,130        $167,962        $138,353
  Structural mills                            447,115         359,845         320,210
  Transportation service                        3,411           4,004           3,712
                                             --------        --------        --------
  TOTAL STEEL                                 607,656         531,811         462,275

  Cement                                      137,773         115,531          93,181
  Ready-mix                                   154,105         114,568          86,213
  Stone, sand & gravel                         78,198          64,285          56,736
  Other products                               70,690          58,615          50,239
  Interplant                                  (80,973)        (54,284)        (41,497)
                                             --------        --------        --------
  TOTAL CEMENT/CONCRETE                       359,793         298,715         244,872
                                             --------        --------        --------
  TOTAL NET SALES                            $967,449        $830,526        $707,147
                                             ========        ========        ========

UNITS SHIPPED
  Bar mill (tons)                                 453             475             424
  Structural mills (tons)                       1,137           1,036             938
                                             --------        --------        --------
  TOTAL STEEL TONS                              1,590           1,511           1,362

  Cement (tons)                                 2,363           2,226           2,120
  Ready-mix (cubic yards)                       3,088           2,415           1,913
  Stone, sand & gravel (tons)                  15,706          12,375          11,649


STEEL OPERATIONS
  Gross profit                               $130,050        $ 94,761        $ 81,777
  Less:  Depreciation & amortization           32,493          33,887          33,756
         Selling, general & administrative     26,099          20,362          15,937
         Other income                          (4,318)         (3,116)         (3,372)
                                             --------        --------        --------
     OPERATING PROFIT                          75,776          43,628          35,456

CEMENT/CONCRETE OPERATIONS
  Gross profit                                128,246         101,678          75,334
  Less:  Depreciation, depletion &
           amortization                        15,964          14,669          14,458
         Selling, general & administrative     23,867          20,806          17,330
         Other income                          (1,713)         (2,804)         (3,128)
                                             --------        --------        --------
     OPERATING PROFIT                          90,128          69,007          46,674
                                             --------        --------        --------
TOTAL OPERATING PROFIT                       $165,904        $112,635        $ 82,130



                                                  Year ended May 31,
- -------------------------------------------------------------------------------
In thousands                               1996           1995           1994
- -------------------------------------------------------------------------------

CORPORATE RESOURCES
  Other income                           $  7,088       $  1,651       $  2,114
  Less: Depreciation & amortization           823            786            748
        Selling, general &
          administrative                   17,168         15,502         13,677
                                         --------       --------       --------
                                          (10,903)       (14,637)       (12,311)

INTEREST EXPENSE                          (19,960)       (20,117)       (26,231)
                                         --------       --------       --------

INCOME BEFORE TAXES &
  OTHER ITEMS                            $135,041       $ 77,881       $ 43,588
                                         ========       ========       ========

CAPITAL EXPENDITURES
  Steel                                  $ 20,630       $ 16,234       $  7,805
  Cement/concrete                          57,628         27,781         15,252
  Corporate                                 1,042          4,736            248
                                         --------       --------       --------
                                         $ 79,300       $ 48,751       $ 23,305
                                         ========       ========       ========
IDENTIFIABLE ASSETS
  Steel                                  $475,337       $469,827       $488,307
  Cement/concrete                         243,081        189,096        159,133
  Corporate                                82,645         94,132        101,680
                                         --------       --------       --------
                                         $801,063       $753,055       $749,120
                                         ========       ========       ========

See notes to consolidated financial statements.

COST OF PRODUCTS SOLD

Consolidated cost of products sold, including depreciation, depletion and amortization, was $756.7 million in 1996, an increase of $74.9 million over the prior year. Steel cost of sales, at $510.0 million, increased $40.6 million due to greater shipments and a 4% increase in average cost per ton. Higher scrap and melt shop conversion costs contributed to the increase, as well as, slightly higher combined rolling costs. Cement/concrete costs of $246.7 million represented a 17% increase over the prior year due to higher volumes. Unit manufacturing cost of cement was comparable to 1995.

The 1995 cost of products sold was $681.8 million, reflecting increased shipments and somewhat higher steel scrap and melt shop conversion costs. Steel costs were $56.7 million higher at $470.9 million. Purchased scrap costs were unchanged during 1995 and remain at record high per ton rates. Cement/concrete costs of $210.9 million surpassed 1994 by $26.5 million. Cement costs were $11.7 million greater in 1995 due to the absence of clinker sales which reduced 1994 costs. Sale of finished cement is more profitable than clinker, however. Unit manufacturing cost of cement was lower in 1995 due to improved fuel savings and higher volume efficiency.

OPERATING PROFIT

Record operating profit of $165.9 million represents a 47% increase over 1995 which had set record profits as well. Both businesses continued to improve significantly. Steel profits grew $32.1 million as unit margins improved 27% during the year. Cement/concrete profits rose $21.1 million. Increased shipments combined with higher cement prices of approximately $6 per ton and flat unit manufacturing costs contributed to improved margins.

Operating profit in 1995 of $112.6 million surpassed 1994 by 37%, or $30.5 million, as both businesses improved dramatically. Steel profits jumped $8.1 million as average price increases of $13 per ton exceeded unit cost increases of $8. Cement/concrete added an additional $22.3 million to post a record $69.0 million profit. Greater shipments with higher pricing lead to this improvement. Cement prices rose more than $7 per ton during the year while unit costs were level with 1994.


SELLING, GENERAL & ADMINISTRATIVE EXPENSES AND OTHER INCOME

Selling, general and administrative expenses including depreciation and amortization increased $10.6 million to $68.9 million, principally due to higher provisions for employee incentive and profit sharing expense in both operations and corporate resources. Steel costs at $26.2 million increased $5.8 million; cement/concrete at $24.7 million increased $3.1; and corporate resources at $18.0 million increased $1.7 million. Total 1995 SG&A including both operations and corporate resources was $58.3 million, an increase of $11.0 million over 1994 primarily on additional incentive expense and selling costs.

Combined other income was $13.1 million in 1996, an increase of $5.5 million over the previous year. Corporate resources other income included $6.1 million generated by the Company's real estate operations during 1996. Combined other income was $7.6 million in 1995 from routine asset retirements, real estate operations and investment income.

INTEREST EXPENSE

Interest expense, at $20.0 million in 1996, remained comparable to the prior year. In 1995, interest expense declined $6.1 million as a result of debt retirements and the effect of a significant TXI debt refinancing and rate reduction in 1994.

FINANCIAL CONDITION

Net income at $80.0 million was $31.9 million higher than the previous year. Increased operating profits due to both higher selling prices and shipments, resulted in the 66% improvement in earnings. Cash provided by operations increased to a record $127.5 million funding capital expenditures of $79.3 million, long-term debt reductions of $25.1 million and repurchases of Chaparral stock of $12.5 million. Bank financing in the amount of $75 million was replaced by long-term fixed rate debt. Shareholders' equity increased $76.9 million to $420.0 million. Long-term debt to total capitalization ratio at May 31, 1996 was 27.6%, down from 35.1% at the prior year-end.

Working capital grew $31.7 million to $219.3 million. Notes and accounts receivable increased to $113.8 million from $99.4 million in 1995 on higher sales. Receivable increases in 1996 were $9.2 million lower than 1995, in which average days outstanding increased. Sales were up 33% in May 1995 over the prior May due partly to drier weather. Chaparral increased inventories in 1996 by $20.4 million reflecting higher raw material costs. Chaparral inventories had declined during 1995 by $16.2 million. These changes in inventory levels decreased cash provided by operations by $36.6 million from 1995 to 1996. Property sales from the Company's real estate operations in 1996 provided $5.3 million in operating cash, net of $6.9 million in additional short-term notes receivable.

Capital expenditures totaled $79.3 million in 1996, $20.6 million in Chaparral and $58.7 million in TXI. The anticipated 63% increase in expenditures reflect expansion projects in the cement/concrete operations, as well as, normal replacement and technological upgrades of existing equipment. Additional items of transportation and aggregate handling equipment have been leased. Capital budget plans for 1997 are expected to reach $100 million, as the Company continues to utilize its increased operating cash to expand and upgrade its operations.

Financing activities used $44.7 million cash in 1996, a decline of $29.8 million from 1995. In April 1996, the Company concluded the placement of $75 million in fixed-rate senior notes having an average maturity of 10 years and average interest rate of 7.28%. The proceeds were used to repay borrowings under the Company's $150 million long-term bank line of credit. At May 31, 1996, $9 million was outstanding and an additional $7.7 million utilized to support letters of credit under the credit line, compared to $98.7 million utilized at the end of 1995. The credit line expires in September 2000. Chaparral did not renew its short-term credit facilities of $20 million which expired January 31, 1996. No borrowings had been made during 1996 or 1995. Chaparral purchased $12.5 million of its common stock during 1996 pursuant to a decision announced in October 1995 authorizing the repurchase of shares to satisfy obligations under its stock option program and for other corporate purposes. In 1995, TXI purchased $54.7 million in treasury shares. On March 29, 1996, the Company redeemed and retired the remaining 5,976 shares of $5 Cumulative Preferred Stock. TXI's cash dividends increased 23% in 1996 over the previous year as the quarterly amount was doubled in January 1995 to $.10 per share. Due to the 1.2 million treasury share purchase in April 1995, average outstanding shares in 1996 returned to levels comparable to those before the April 1994 conversion of $46.9 million in debentures to common stock.

The Company generally maintains a policy of financing major capital expansion projects with long-term borrowing. Working capital, investments and replacement assets are funded out of cash flow from operations. The Company expects current financial resources and cash from 1997 operations to be sufficient to provide funds for planned capital expenditures, scheduled debt payments and other known working capital needs for fiscal 1997. If additional funds are required to accomplish long-term expansion of operations, management believes that funding can be obtained through lending or equity sources to meet such requirements.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

                        INDEX TO FINANCIAL STATEMENTS
                                                                                              Page
Report of Independent Auditors..............................................................   13

Consolidated Balance Sheets - May 31, 1996 and 1995.........................................   14

Consolidated Statements of Income - Years ended May 31, 1996, 1995 and 1994.................   15

Consolidated Statements of Cash Flows - Years ended May 31, 1996, 1995 and 1994.............   16

Consolidated Statements of Shareholders' Equity - Years ended May 31, 1996, 1995 and 1994...   17

Notes to Consolidated Financial Statements..................................................   18

                        REPORT OF INDEPENDENT AUDITORS



Board of Directors
Texas Industries, Inc.


We have audited the accompanying consolidated balance sheets of Texas Industries, Inc. and subsidiaries as of May 31, 1996 and 1995, and the related consolidated statements of income, cash flows and changes in shareholders' equity for each of the three years in the period ended May 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Texas Industries, Inc. and subsidiaries at May 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 1996, in conformity with generally accepted accounting principles.


                                                Ernst & Young LLP



Dallas, Texas
July 12, 1996

                          CONSOLIDATED BALANCE SHEETS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

                                                            May 31,
- -------------------------------------------------------------------------
In thousands                                            1996      1995
- -------------------------------------------------------------------------

ASSETS
CURRENT ASSETS
  Cash                                                 $ 28,055  $ 25,988
  Notes and accounts receivable                         113,762    99,445
  Inventories                                           150,526   125,384
  Prepaid expenses                                       32,574    41,957
                                                       --------  --------
   TOTAL CURRENT ASSETS                                 324,917   292,774

OTHER ASSETS
  Real estate and other investments                      19,751    29,392
  Goodwill                                               59,210    61,217
  Other                                                  21,880    22,533
                                                       --------  --------
                                                        100,841   113,142

PROPERTY, PLANT AND EQUIPMENT
  Land and land improvements                            110,836   105,874
  Buildings                                              60,610    54,749
  Machinery and equipment                               766,434   737,222
                                                       --------  --------
                                                        937,880   897,845
  Less allowances for depreciation                      562,575   550,706
                                                       --------  --------
                                                        375,305   347,139
                                                       --------  --------
                                                       $801,063  $753,055
                                                       ========  ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable                               $ 56,652  $ 57,019
  Accrued interest, wages and other items                35,446    30,675
  Current portion of long-term debt                      13,474    17,477
                                                       --------  --------
   TOTAL CURRENT LIABILITIES                            105,572   105,171

LONG-TERM DEBT                                          160,209   185,274

DEFERRED FEDERAL INCOME TAXES AND OTHER CREDITS          80,139    80,178

MINORITY INTEREST                                        35,121    39,323

SHAREHOLDERS' EQUITY
  Preferred stock                                           --        598
  Common stock, $1 par value                             12,534    12,534
  Additional paid-in capital                            266,303   266,045
  Retained earnings                                     193,929   119,587
  Cost of common shares in treasury                     (52,744)  (55,655)
                                                       --------  --------
                                                        420,022   343,109
                                                       --------  --------
                                                       $801,063  $753,055
                                                       ========  ========

See notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES



                                                    Year Ended May 31,
- --------------------------------------------------------------------------------
In thousands except per share                  1996       1995       1994
- --------------------------------------------------------------------------------
NET SALES                                    $967,449   $830,526   $707,147

COSTS AND EXPENSES (INCOME)
  Cost of products sold                       756,715    681,824    598,601
  Selling, general and administrative          68,852     58,275     47,341
  Interest                                     19,960     20,117     26,231
  Other income                                (13,119)    (7,571)    (8,614)
                                             --------   --------   --------
                                              832,408    752,645    663,559
                                             --------   --------   --------
        INCOME BEFORE THE FOLLOWING ITEMS     135,041     77,881     43,588

INCOME TAXES
  Expense                                      47,256     25,700     13,607
  Change in statutory federal tax rate             --         --      1,949
                                             --------   --------   --------
                                               47,256     25,700     15,556
                                             --------   --------   --------
                                               87,785     52,181     28,032

Minority interest in Chaparral                 (7,831)    (4,164)    (2,281)
                                             --------   --------   --------
                               NET INCOME    $ 79,954   $ 48,017   $ 25,751
                                             ========   ========   ========


Average common shares                          11,371     12,426     11,327

Net income per common share                  $   7.05   $   3.88   $   2.29
                                             ========   ========   ========

Cash dividends                               $    .40   $    .30   $    .20
                                             ========   ========   ========

See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


                                                       Year Ended May 31,
- -------------------------------------------------------------------------------
In thousands                                      1996       1995       1994
- -------------------------------------------------------------------------------


OPERATING ACTIVITIES
  Net income                                    $  79,954  $ 48,017   $  25,751
  Loss (gain) on disposal of assets                   977    (1,994)     (2,535)
  Non-cash items
    Depreciation, depletion and
      amortization                                 49,280    49,342      48,962
    Deferred taxes                                  6,822     5,434       3,790
    Undistributed minority interest                 6,771     3,028       1,186
    Other - net                                     6,454     4,798       1,575
  Changes in operating assets and
      liabilities
    Notes and accounts receivable                 (13,417)  (22,608)       (937)
    Inventories and prepaid expenses              (22,921)   10,781     (18,468)
    Accounts payable and accrued
      liabilities                                   3,637    17,935      (7,980)
    Real estate and investments                     9,906     1,131          28
                                                ---------  --------     -------
        Net cash provided by operations           127,463   115,864      51,372

INVESTING ACTIVITIES
  Capital expenditures                            (79,300)  (48,751)    (23,305)
  Proceeds from disposition of assets               1,799     3,132       2,880
  Purchase of temporary investments                    --        --      (2,017)
  Proceeds from temporary investments                  --        --       8,374
  Cash surrender value - insurance                 (1,768)   (1,759)       (821)
  Other - net                                      (1,386)      303        (315)
                                                ---------  --------   ---------
        Net cash used by investing                (80,655)  (47,075)    (15,204)

FINANCING ACTIVITIES
  Proceeds of short-term borrowing                     --        --      30,000
  Repayments of short-term borrowing                   --   (15,000)    (15,000)
  Proceeds of long-term borrowing                  97,552    50,485      71,517
  Debt retirements                               (126,593)  (50,127)   (111,738)
  Purchase of treasury shares                        (417)  (54,688)     (3,595)
  Purchase of Chaparral stock                     (12,506)       --          --
  Dividends paid                                   (4,451)   (3,618)     (2,308)
  Other - net                                       1,674    (1,619)        (34)
                                                ---------  --------   ---------
        Net cash used by financing                (44,741)  (74,567)    (31,158)
                                                ---------  --------   ---------
Increase (decrease) in cash                         2,067    (5,778)      5,010

Cash at beginning of year                          25,988    31,766      26,756
                                                ---------  --------   ---------
Cash at end of year                             $  28,055  $ 25,988   $  31,766
                                                =========  =========  =========

See notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


- -------------------------------------------------------------------------------------------------------------------
                                                      Common
                                                      Stock     Additional               Treasury    Total
                                          Preferred   $1 Par    Paid-in      Retained    Common      Shareholders'
In thousands                              Stock       Value     Capital      Earnings    Stock       Equity
- -------------------------------------------------------------------------------------------------------------------

May 31, 1993                              $ 598       $11,100   $220,776    $ 52,933      $ (2,896)  $282,511

  Net income                                                                  25,751                   25,751
  Cash dividends
     Preferred stock - $5 a share                                                (30)                     (30)
     Common stock - $.20 a share                                              (2,278)                  (2,278)
  Common stock issued for
   bond conversion -
   1,432,296 shares                                     1,432     44,876                               46,308
  Common and treasury stock
   issued for bonuses
   and options - 136,476 shares                             2        138        (865)        4,729      4,004
  Treasury stock purchased - 94,978
   shares                                                                                   (3,595)    (3,595)
                                          -----       -------   --------    --------     ---------   --------
May 31, 1994                                598        12,534    265,790      75,511        (1,762)   352,671

  Net income                                                                  48,017                   48,017
  Cash dividends
   Preferred stock - $5 a share                                                  (30)                     (30)
   Common stock - $.30 a share                                                (3,588)                  (3,588)
  Treasury stock issued for
   bonuses and options -
   20,254 shares                                                     255        (323)          795        727
  Treasury stock purchased -
   1,498,478 shares                                                                        (54,688)   (54,688)
                                          -----       -------   --------    --------     ---------   --------
May 31, 1995                                598        12,534    266,045     119,587       (55,655)   343,109

  Net income                                                                  79,954                   79,954
  Cash dividends
   Preferred stock -  $4.72 a share                                              (28)                     (28)
   Common stock - $.40 a share                                                (4,423)                  (4,423)
  Treasury stock issued for
   bonuses and options - 97,314 shares                               288      (1,161)        3,328      2,455
  Treasury stock purchased -
   7,848 shares                                                                               (417)      (417)
  Retirement of preferred stock            (598)                     (30)                                (628)
                                          -----       -------   --------    --------     ---------   --------
May 31, 1996                              $ --        $12,534   $266,303    $193,929     $ (52,744)  $420,022
                                          =====       =======   ========    ========     =========   ========


At May 31, 1996, Common Stock and Additional Paid-in Capital include $127.8 million of accumulated transfers from Retained Earnings in connection with stock dividends.

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Texas Industries, Inc. (the Company or TXI), directly or through subsidiaries, is a producer of steel and cement/concrete products for the construction and manufacturing industries. Chaparral Steel Company (Chaparral) produces beam, merchant and special bar quality rounds, reinforcing bars and channels, primarily for markets in North America and, under certain market conditions, Europe and Asia. Cement/concrete operations supply cement and aggregates, ready-mix, pipe, block and brick from facilities concentrated primarily in Texas and Louisiana, with several products marketed throughout the U.S.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates: The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and all subsidiaries. The minority interest represents the separate public ownership of Chaparral, 16.4% at May 31, 1996 and 19.1% at May 31, 1995.

Property, Plant and Equipment: Property, plant and equipment is recorded at cost. Provisions for depreciation are computed generally using the straight-line method. Provisions for depletion of mineral deposits are computed on the basis of the estimated quantity of recoverable raw materials.

Cash Equivalents: For cash flow purposes, temporary investments which have maturities of less than 90 days when purchased are considered cash equivalents.

Earnings per Share: Earnings per share are computed by deducting preferred dividends from net income and adjusting for amortization of additional goodwill in connection with the contingent payment for the acquisition of Chaparral, then dividing this amount by the weighted average number of common shares outstanding during the period, including common stock equivalents.

Goodwill: Goodwill, currently being amortized on a straight-line basis over a 40-year period, is net of accumulated amortization of $14.2 million at May 31, 1996 and $12.2 million at May 31, 1995. A $9.4 million reduction in goodwill was recognized as of May 31, 1995 due to the realization of certain tax benefits arising from the acquisition of Chaparral. Management reviews remaining goodwill with consideration toward recovery through future operating results (undiscounted) at the current rate of amortization.

Commissioning Costs: The Company's policy for new facilities is to capitalize certain costs until the facility is substantially complete and ready for its intended use. Chaparral began the commissioning of the large beam mill in February 1991. The mill was substantially complete and ready for its intended use in the third quarter of fiscal 1992 with a total of $15.1 million of costs deferred. The annual amount of amortization charged to income was $3 million in 1996, 1995 and 1994, based on a five-year period. Total accumulated amortization is $13.1 million.

Income Taxes: Accounting for income taxes uses the liability method of recognizing and classifying deferred income taxes. The Company joins in filing a consolidated return with its subsidiaries. Current and deferred tax expense is allocated among the members of the group based on a stand-alone calculation of the tax of the individual member.

Financial Instruments: The estimated fair value of each class of financial instrument as of May 31, 1996 approximates carrying value except for Chaparral's long-term debt. The fair value of long-term debt at May 31, 1996, estimated by applying discounted cash flow analysis based on interest rates currently available to the Company for such debt with similar terms and remaining maturities, is approximately $180.6 million compared to the carrying amount of $173.7 million.

New Accounting Pronouncements: Effective June 1, 1996, the Company will adopt Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121), that requires recognition of impairment losses on long-lived assets. Based on estimates as of May 31, 1996, the Company believes its adoption will not have a material effect on the financial statements of the Company.

The Company has elected to continue utilizing the accounting for stock issued to directors and employees prescribed by APB No. 25, and therefore, the required adoption of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), is expected to have no effect on the financial position or results of operations of the Company.

WORKING CAPITAL

Working capital totaled $219.3 million at May 31, 1996, compared to $187.6 million at the prior year-end.

Notes and accounts receivable of $113.8 million at May 31, 1996, compared with $99.4 million in 1995, are presented net of allowances for doubtful receivables of $3.1 million in 1996 and $3.2 million in 1995.

Inventories are stated at cost (not in excess of market) generally using the last-in, first-out method (LIFO). If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $14.2 million in 1996 and $11.6 million in 1995.

Inventories are summarized as follows:

 -----------------------------------------------------------------------
 In thousands                                           1996      1995
 -----------------------------------------------------------------------

 Finished products                                    $ 64,347  $ 55,874
 Work in process                                        23,345    19,148
 Raw materials and supplies                             62,834    50,362
                                                      --------  --------
                                                      $150,526  $125,384
                                                      ========  ========


LONG-TERM DEBT

Long-term debt is comprised of the following:

- ------------------------------------------------------------------------
In thousands                                            1996      1995
- ------------------------------------------------------------------------

 Bank obligations, maturing through 2000,
   interest rate
   6.06% (.625% over LIBOR)                           $  9,000  $ 93,000
 Senior notes due through 2008,
   interest rates average 7.28%                         75,000        --
 Senior notes of Chaparral, due through 2004,
   interest rates average 10.2%                         64,000    72,000
 First mortgage notes of Chaparral,
   due through 2000, interest rate 14.2%                14,320    20,458
 First mortgage notes of Chaparral,
   due through 1995, interest rate of 9%
   (2% over LIBOR)                                          --     1,248
 Pollution control bonds, due through 2007,
   interest rate 6.19% (75% of prime)                    8,615    10,350
 Other, maturing through 2005, interest rates
   from 8% to 10%                                        2,748     5,695
                                                      --------  --------
                                                       173,683   202,751
 Less current maturities                                13,474    17,477
                                                      --------  --------
                                                      $160,209  $185,274
                                                      ========  ========


Annual maturities of long-term debt for each of the five succeeding years are $13.5, $13.3, $13.2, $10.9 and $17.8 million.

The Company has available a bank-financed $150 million long-term line of credit. In addition to the $9 million currently outstanding under this line, $7.7 million has been utilized to support letters of credit. Commitment fees at a current annual rate of .22% are paid on the unused portion of this line.

In April 1996, the Company concluded the placement of $75 million in fixed-rate senior notes having an average maturity of ten years and average interest rate of 7.28%. The proceeds were used to repay bank debt.

Loan agreements contain covenants which provide for minimum working capital, restrictions on purchases of treasury stock and payment of dividends on common stock, and limitations on incurring certain indebtedness and making certain investments. Under the most restrictive of these agreements, the aggregate amount of annual cash dividends on common stock is limited based on the ratio, excluding Chaparral, of earnings before interest, taxes, depreciation and amortization plus dividends from Chaparral to fixed charges. Chaparral loan agreements also restrict dividends and advances to its shareholders, including the parent company, to $41 million as of May 31, 1996. The Company and Chaparral are in compliance with all loan covenant restrictions.

Property, plant and equipment, principally Chaparral's, carried at a net amount of approximately $203.5 million at May 31, 1996 is mortgaged as collateral for $15.6 million of secured debt.

The amount of interest paid was $18.9 million in 1996, $18.4 million in 1995 and $31.6 million in 1994.

SHAREHOLDERS' EQUITY

Common stock consists of:

- ------------------------------------------------------------------
In thousands                                        1996     1995
- ------------------------------------------------------------------
Shares authorized                                  40,000   15,000
Shares outstanding at May 31                       11,100   11,011
Average shares outstanding including equivalents   11,371   12,426
Shares held in treasury                             1,434    1,523
Shares reserved for stock options and other         1,211    1,304

There are authorized 100,000 shares of Cumulative Preferred Stock, no par value, of which 20,000 shares are designated $5 Cumulative Preferred Stock (Voting), redeemable at $105 per share and entitled to $100 per share upon dissolution. There were 5,976 shares of $5 Cumulative Preferred Stock outstanding at May 31, 1995. On March 29, 1996 the Company redeemed and retired all outstanding shares of such $5 Cumulative Preferred Stock.

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

STOCK OPTION PLANS

The Company's stock option plans provide that non-qualified and incentive stock options to purchase Common Stock may be granted to directors, officers and key employees at market prices at date of grant. Generally, options become exercisable in installments beginning one or two years after date of grant and expire six or ten years later depending on the initial date of grant. A summary of option transactions for the two years ended May 31, 1996, follows:

                         Shares Under Option   Aggregate Option Price
- ---------------------------------------------------------------------
$ In thousands             1996       1995       1996        1995
- ---------------------------------------------------------------------
Outstanding at June 1     548,441   360,004     $13,928     $ 7,783
 Granted                  187,200   219,500       8,514       7,002
 Exercised                (96,222)  (19,029)     (2,126)       (432)
 Cancelled                (23,120)  (12,034)       (622)       (425)
                          -------   -------     -------     -------
Outstanding at May 31     616,299   548,441     $19,694     $13,928
                          =======   =======     =======     =======

At May 31, 1996, there were 164,959 shares exercisable and 519,720 shares available for future grants. Outstanding options expire on various dates to January 17, 2006.

INCOME TAXES

The Company made income tax payments of $38.7 million, $19.7 million and $9.7 million in 1996, 1995 and 1994, respectively. An additional income tax provision of $1,949,000 was recognized in 1994 due to federal tax legislation enacted on August 10, 1993 which increased the corporate tax rate to 35%.

The provisions for income taxes are composed of:

- ---------------------------------------------
In thousands        1996     1995      1994
- ---------------------------------------------

Current             $40,434  $20,266  $11,766
Deferred              6,822    5,434    3,790
                    -------  -------  -------
Expense             $47,256  $25,700  $15,556
                    =======  =======  =======

A reconcilement from statutory federal taxes to the above provisions follows:

- ----------------------------------------------------------------------------------------------
In thousands                                              1996           1995         1994
- ----------------------------------------------------------------------------------------------

Taxes at statutory rate                                $47,264         $27,258      $15,256
    Change in statutory federal tax rate                    --              --        1,949
    Tax credit carryforwards                                --            (333)         (36)
    Additional depletion                                (2,707)         (2,352)      (2,107)
    Goodwill                                               702             809          811
    State income tax                                     1,905             552          242
    Non taxable insurance benefits                        (561)           (502)        (528)
    Other - net                                            653             268          (31)
                                                       -------         -------      -------
                                                       $47,256         $25,700      $15,556
                                                       =======         =======      =======

The components of the net deferred tax liability at May 31 are summarized below:

- -----------------------------------------------------------------------------------------------
In thousands                                                   1996                  1995
- -----------------------------------------------------------------------------------------------

Deferred tax assets
    Deferred compensation                                   $  4,732              $  3,711
    Expenses not currently tax deductible                      9,496                 9,929
    Tax cost in inventory                                      3,698                 3,437
    Net operating loss carryforwards                              --                    14
    Alternative minimum tax credit carryforwards                  --                11,713
                                                            --------              --------
        Total deferred tax assets                             17,926                28,804

Deferred tax liabilities
    Accelerated tax depreciation                              65,481                68,172
    Deferred real estate gains                                 5,672                 5,663
    Commissioning costs                                          704                 1,760
    Other                                                      1,803                 2,127
                                                            --------              --------
        Total deferred tax liabilities                        73,660                77,722
                                                            --------              --------
Net tax liability                                             55,734                48,918
Less current portion (asset)                                 (10,175)              (20,316)
                                                            --------              --------
Net deferred tax liability                                  $ 65,909              $ 69,234
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

RETIREMENT PLANS

Substantially all employees of the Company are covered by a series of defined contribution retirement plans. The amount of pension expense charged to costs and expenses for the above plans was $2.9 million in 1996, $2.6 million in 1995 and $1.5 million in 1994. It is the Company's policy to fund the plans to the extent of charges to income.

INCENTIVE PLANS

All personnel employed as of May 31 share in the pretax income of the Company for the year then ended based on predetermined formulas. The duration of most of the plans is one year; certain executives are additionally covered under a three-year plan. All plans are subject to annual review by the Company's Board of Directors. The expense for these plans, included in selling, general and administrative, was $15.1 million, $8.9 million and $4.1 million for 1996, 1995 and 1994, respectively.

Certain executives of Chaparral participate in a deferred compensation plan based on a five-year average of earnings. Amounts recorded as expense (reduction) under the plan were $.7 million, $(.1) million and $(2.0) million for 1996, 1995 and 1994, respectively.

OPERATING LEASES

Total expense for operating leases for mobile equipment, office space and other items (other than for mineral rights) amounted to $16.4 million in 1996, $12.0 million in 1995 and $10.0 million in 1994. Non-cancelable operating leases with an initial or remaining term of more than one year totaled $72.4 million at May 31, 1996. Annual lease payments for the five succeeding years are $15.9 million, $11.9 million, $8.0 million, $8.5 million and $9.0 million.

BUSINESS SEGMENTS

Business segment information is presented on pages 9 and 10. Intersegment sales, which are not material, are accounted for at prices comparable to normal trade customer sales. Operating profit is net sales less operating costs and expenses, excluding general corporate expenses and interest expense. Identifiable assets by segment are those assets that are used in the Company's operation in each segment. Corporate assets consist primarily of cash, real estate subsidiaries and other financial assets not identified with a major business segment.

QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following is a summary of quarterly financial information (in thousands except per share):

     ------------------------------------------------------------
     1996                 Aug.      Nov.      Feb.       May
     ------------------------------------------------------------
     Net Sales
       Steel              $138,141  $154,990  $158,954   $155,571
       Cement/concrete      93,963    89,271    76,086    100,473
                          --------  --------  --------   --------
                           232,104   244,261   235,040    256,044
                          ========  ========  ========   ========

     Operating profit
       Steel                13,346    19,892    21,173     21,365
       Cement/concrete      24,844    21,903    13,685     29,696
                          --------  --------  --------   --------
                            38,190    41,795    34,858     51,061
                          ========  ========  ========   ========

     Net income             17,131    21,452    16,004     25,367

     Per share
       Net income             1.53      1.89      1.41       2.22
       Dividends               .10       .10       .10        .10
       Stock price
         High               49 3/4    55 1/4    62 1/4     69 1/4
         Low                35 5/8    47 1/2    50 1/4     60 1/2

     ------------------------------------------------------------
     1995                   Aug.      Nov.      Feb.       May
     ------------------------------------------------------------
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

FINANCIAL INFORMATION OF REGISTRANT (Unaudited)

The following condensed balance sheets of the Registrant only (solely parent company) with subsidiaries carried on the equity method as of May 31, 1996 and 1995 and the related statements of income and cash flows for each of the three years in the period ended May 31, 1996, are furnished to satisfy disclosure requirements due to the percentage of consolidated net assets which reside in subsidiary companies and which are subject to third party restrictions.

Balance Sheets
- --------------

                                                          May 31,
- -------------------------------------------------------------------------
In thousands                                         1996          1995
- -------------------------------------------------------------------------
Assets
Current assets
    Cash                                          $  7,603       $  6,537
    Notes and accounts receivable                   54,043         44,831
    Inventories                                     24,654         23,241
    Prepaid expenses                                17,722         27,923
                                                  --------       --------
       TOTAL CURRENT ASSETS                        104,022        102,532

Other assets
    Investment in and net advances to
        subsidiaries                               313,997        267,394
    Other                                           19,244         20,844
                                                  --------       --------
                                                   333,241        288,238

Property, plant and equipment
    Land and land improvements                      73,997         72,989
    Buildings                                       26,546         25,842
    Machinery and equipment                        305,618        275,192
                                                  --------       --------
                                                   406,161        374,023
    Less allowances for depreciation and
        depletion                                  265,839        258,466
                                                  --------       --------
                                                   140,322        115,557
                                                  --------       --------
                                                  $577,585       $506,327
                                                  ========       ========

Liabilities and shareholders' equity
Current liabilities
    Trade accounts payable                        $ 17,502       $ 15,986
    Accrued interest, wages and other items         17,793         14,407
    Current portion of long-term debt                1,109          1,625
                                                  --------       --------
       TOTAL CURRENT LIABILITIES                    36,404         32,018

Long-term debt                                      93,512        104,208

Deferred federal income taxes and other
        credits                                     27,647         26,992

Shareholders' equity
    Preferred stock                                     --            598
    Common stock, $1 par value                      12,534         12,534
    Additional paid-in capital                     266,303        266,045
    Retained earnings                              193,929        119,587
    Cost of common shares in treasury              (52,744)       (55,655)
                                                  --------       --------
                                                   420,022        343,109
                                                  --------       --------
                                                  $577,585       $506,327
                                                  ========       ========



Statements of Income
- --------------------

                                                   Year Ended May 31,
- --------------------------------------------------------------------------------
In thousands                                 1996         1995         1994
- --------------------------------------------------------------------------------
Net sales                                 $347,511      $290,592     $248,325

Costs and expenses (income)
  Cost of products sold                    245,037       209,622      198,163
  Selling, general and administrative       38,802        34,264       26,569
  Interest                                  10,476         8,192       12,980
  Other income                              (7,168)       (7,538)      (8,613)
                                          --------      --------     --------
                                           287,147       244,540      229,099
                                          --------      --------     --------
     Income before the following items      60,364        46,052       19,226

Income taxes
  Expense                                   20,237        13,566        3,872
  Change in statutory federal tax rate          --            --          268
                                          --------      --------     --------
                                            20,237        13,566        4,140
                                          --------      --------     --------
         Income from operations             40,127        32,486       15,086

Equity in earnings of subsidiaries
  Income from continuing operations
    of subsidiaries                         39,827        15,531       10,665
                                          --------      --------     --------
                     NET INCOME           $ 79,954      $ 48,017     $ 25,751
                                          ========      ========     ========


Statements of Cash Flows
- ------------------------

                                                   Year ended May 31,
- --------------------------------------------------------------------------------
In thousands                                 1996         1995         1994
- --------------------------------------------------------------------------------

Net cash provided by operations           $ 71,770      $ 48,606     $ 39,178

Investing activities
  Capital expenditures                     (57,357)      (30,154)     (14,814)
  Proceeds from disposition of assets        1,418         1,899        2,454
  Purchase of investments                       --            --       (2,017)
  Proceeds from investments                     --            --        8,374
  Cash surrender value-insurance            (1,595)       (1,515)        (820)
  Other - net                                3,895          (747)      (7,417)
                                          --------      --------     --------
    Net cash used by investing             (53,639)      (30,517)     (14,240)

Financing activities
  Proceeds of long-term borrowing           97,500        49,500       71,257
  Debt retirements                        (108,686)      (29,324)     (73,505)
  Purchase of treasury shares                 (417)      (54,688)      (3,595)
  Dividends paid                            (4,451)       (3,618)      (2,308)
  Other - net                               (1,011)       (1,619)         (34)
                                          --------      --------     --------
    Net cash used by financing             (17,065)      (39,749)      (8,185)
                                          --------      --------     --------
Increase (decrease) in cash                  1,066       (21,660)      16,753

Cash at beginning of year                    6,537        28,197       11,444
                                          --------      --------     --------
Cash at end of year                       $  7,603      $  6,537     $ 28,197
                                          ========      ========     ========

Notes to Financial Information of Registrant
- --------------------------------------------

Long-term Debt

Annual maturities of long-term debt for each of the five succeeding years are $1.1, $1.0, $.9, $.9, and $9.8 million. Long-term debt is comprised of the following:

- -------------------------------------------------------------------------------
In thousands                                                  1996      1995
- -------------------------------------------------------------------------------

Bank obligations, maturing through 2000, interest rate
  6.06% (.625% over LIBOR)                                   $ 9,000  $ 93,000
Senior notes due through 2008, interest rates
  average 7.28%                                               75,000        --
Pollution control bonds, due through 2007, interest rate
  6.19% (75% of prime)                                         8,615    10,350
Other, interest rates from 8% to 10%                           2,006     2,483
                                                             -------  --------
                                                              94,621   105,833
Less current maturities                                        1,109     1,625
                                                             -------  --------
                                                             $93,512  $104,208
                                                             =======  ========

The Company has available a bank-financed $150 million long-term line of credit. In addition to the $9 million currently outstanding under this line, $7.7 million has been utilized to support letters of credit. Commitment fees at a current annual rate of .22% are paid on the unused portion of this line.

In April 1996, the Company concluded the placement of $75 million in fixed-rate senior notes having an average maturity of ten years and average interest rate of 7.28%. The proceeds were used to repay bank debt.

Dividends from Subsidiaries

The Company received cash dividends from subsidiaries of $4.8 million in 1996, $4.8 million in 1995, and $6.4 million in 1994.

Restricted Transfer of Assets from Subsidiaries

Chaparral has loan covenants that restrict the transfer of assets by loans, advances or dividends to the parent. These covenants require that Chaparral maintain minimum levels of working capital, restrict loans and the percentage of net income that can be distributed as dividends. The restricted net assets were $212.3 million and the restricted retained earnings were $71.8 million at May 31, 1996. The retained earnings of subsidiaries included in the consolidated retained earnings at May 31, 1996, were $66.6 million.



ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
          -----------------------------------------------------

None

                                   PART III

In accordance with paragraph (3) of General Instruction G to Form 10-K, Part III of this report is omitted because the Registrant will file with the Securities Exchange Commission, not later than 120 days after May 31, 1996, a definitive proxy statement pursuant to Regulation 14A involving the election of Directors. Reference is made to the sections of such proxy statement entitled "Security Ownership of Certain Beneficial Owners", "Election of Directors", "Executive Compensation", "Report of the Compensation Committee on Executive Compensation" and "Security Ownership of Management", which sections of such proxy statement are incorporated herein by reference. Information concerning the Registrant's executive officers is set forth under Part I, Item 4a of this report.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

(a)  Documents filed as a part of this report.

     (1)  Financial Statements

          Report of Independent Auditors
          Consolidated Balance Sheets - May 31, 1996 and 1995
          Consolidated Statements of Income - Years ended May 31, 1996, 1995 and 1994
          Consolidated Statements of Cash Flows - Years ended May 31, 1996,
           1995 and 1994
          Consolidated Statements of Shareholders' Equity - Years ended May 31,
           1996, 1995 and 1994
          Notes to Consolidated Financial Statements

     (2)  Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

     (3)  Listing of Exhibits

          3.  (i)   Articles of Incorporation
              (ii)  By-laws  (previously filed and incorporated by reference)

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

     21.  Subsidiaries of the Registrant

     23.  Consent of Independent Auditors

     24.  Power of Attorney for certain members of the Board of Directors

     27.  Financial Data Schedule (electronically filed only)

This schedule contains summary financial information extracted from the Registrant's May 31, 1996 Consolidated Financial Statements and is qualified in its entirety by reference to such financial statements.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended May 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of August, 1996.

                                    TEXAS INDUSTRIES, INC.



                                By  /s/  Robert D. Rogers
                                    ---------------------------
                                    Robert D. Rogers, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                         Title                        Date
           ---------                         -----                        ----
 /s/    Robert D. Rogers       President and Chief Executive Officer  August 26, 1996
- -----------------------------  (Principal Executive Officer)
       Robert D. Rogers

/s/    Richard M. Fowler       Vice President - Finance and           August 26, 1996
- -----------------------------  Chief Financial Officer
       Richard M. Fowler       (Principal Financial Officer)


/s/    James R. McCraw         Vice President - Controller            August 26, 1996
- -----------------------------  (Principal Accounting Officer)
       James R. McCraw

                               Director                               August 26, 1996
- -----------------------------
       Robert Alpert

/s/    Gordon E. Forward*      Director                               August 26, 1996
- -----------------------------
       Gordon E. Forward

/s/    Richard I. Galland*     Director                               August 26, 1996
- -----------------------------
       Richard I. Galland

/s/    Gerald R. Heffernan*    Director                               August 26, 1996
- -----------------------------
       Gerald R. Heffernan

                               Director                               August 26, 1996
- -----------------------------
       James M. Hoak

/s/    Ralph B. Rogers*        Director                               August 26, 1996
- -----------------------------
       Ralph B. Rogers

/s/    Robert D. Rogers        Director                               August 26, 1996
- -----------------------------
       Robert D. Rogers

/s/    Ian Wachtmeister*       Director                               August 26, 1996
- -----------------------------
       Ian Wachtmeister

/s/    Elizabeth C. Williams*  Director                               August 26, 1996
- -----------------------------
       Elizabeth C. Williams


* BY  /s/  James R. McCraw     Vice President - Controller            August 26, 1996
      -----------------------
      James R. McCraw

                               INDEX TO EXHIBITS


Exhibits                                                                   Page

 3.1   Articles of Incorporation............................................31

 3.2   By-Laws.............................................................. *

 4     Instruments defining rights of security holders...................... *

 11.1  Statement re:  computation of per share earnings.....................40

 21.1  Subsidiaries of the Registrant.......................................41

 23.1  Consent of Independent Auditors......................................42

 24.1  Power of Attorney for certain members of the Board of Directors......43

 27    Financial Data Schedule..............................................**




        * Previously filed and incorporated herein by reference. ** Electronically filed only.