Form 10-Q
period 1996-08-31
TEXAS INDUSTRIES INC
filed 1996-10-11
CIK 97472

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q



(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended August 31, 1996


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


       Registrant's telephone number, including area code (972) 647-6700



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

As of October 7, 1996, 11,163,458 shares of Registrant's Common Stock, $1.00 par value, were outstanding.

                                     INDEX

                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION                                              Page
-----------------------------

Item 1.  Financial Statements

         Consolidated Balance Sheets -- August 31, 1996 and May 31, 1996.....  3

         Consolidated Statements of Income -- three months ended
            August 31, 1996 and August 31, 1995..............................  4

         Consolidated Statements of Cash Flows -- three months ended
            August 31, 1996 and August 31, 1995..............................  5

         Notes to Consolidated Financial Statements..........................  6

         Independent Accountants' Review Report.............................. 10

Item 2.  Management's Discussion and Analysis of Operating Results
            and Financial Condition.......................................... 11

PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K.................................... 14

SIGNATURES
----------

                          CONSOLIDATED BALANCE SHEETS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


                                                      (Unaudited)
                                                       August 31,     May 31,
--------------------------------------------------------------------------------
  In thousands                                           1996          1996
--------------------------------------------------------------------------------
ASSETS
  CURRENT ASSETS
   Cash                                                $ 11,310     $ 28,055
   Notes and accounts receivable                        116,357      113,762
   Inventories                                          159,241      150,526
   Prepaid expenses                                      39,219       32,574
                                                       --------     --------
         TOTAL CURRENT ASSETS                           326,127      324,917

  OTHER ASSETS
   Real estate and other investments                     18,064       19,751
   Goodwill                                              58,708       59,210
   Other                                                 21,919       21,880
                                                       --------     --------
                                                         98,691      100,841

  PROPERTY, PLANT AND EQUIPMENT
   Land and land improvements                           110,868      110,836
   Buildings                                             60,759       60,610
   Machinery and equipment                              789,990      766,434
                                                       --------     --------
                                                        961,617      937,880
   Less allowances for depreciation                     574,416      562,575
                                                       --------     --------
                                                        387,201      375,305
                                                       --------     --------
                                                       $812,019     $801,063
                                                       ========     ========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
   Trade accounts payable                              $ 52,585     $ 56,652
   Accrued interest, wages and other items               42,783       35,446
   Current portion of long-term debt                     13,452       13,474
                                                       --------     --------
         TOTAL CURRENT LIABILITIES                      108,820      105,572

  LONG-TERM DEBT                                        151,186      160,209

  DEFERRED FEDERAL INCOME TAXES AND OTHER CREDITS        79,431       80,139

  MINORITY INTEREST                                      32,542       35,121

  SHAREHOLDERS' EQUITY
   Common stock, $1 par value                            12,534       12,534
   Additional paid-in capital                           266,303      266,303
   Retained earnings                                    212,378      193,929
   Cost of common shares in treasury                    (51,175)     (52,744)
                                                       --------     --------
                                                        440,040      420,022
                                                       --------     --------
                                                       $812,019     $801,063
                                                       ========     ========

See notes to consolidated financial statements.

                                  (Unaudited)
                       CONSOLIDATED STATEMENTS OF INCOME
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


                                        Three months ended
                                            August 31,
-----------------------------------------------------------
In thousands except per share             1996       1995
-----------------------------------------------------------
NET SALES                               $245,942   $232,104

COSTS AND EXPENSES (INCOME)
 Cost of products sold                   192,691    183,095
 Selling, general and administrative      18,531     16,479
 Interest                                  4,698      5,211
 Other income                             (2,098)    (1,476)
                                        --------   --------
                                         213,822    203,309
                                        --------   --------
  INCOME BEFORE THE FOLLOWING ITEMS       32,120     28,795

Provision for income taxes                10,827     10,338
                                        --------   --------
                                          21,293     18,457

Minority interest in Chaparral            (1,409)    (1,326)
                                        --------   --------
  NET INCOME                            $ 19,884   $ 17,131
                                        ========   ========


Average common shares                     11,483     11,266

Net income per common share                $1.74   $   1.53
                                        ========   ========

Cash dividends                              $.10   $    .10
                                        ========   ========

See notes to consolidated financial statements.

                                  (Unaudited)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


                                                 Three months ended
                                                      August 31,
---------------------------------------------------------------------
In thousands                                         1996      1995
---------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                     $ 19,884   $ 17,131
   Loss on disposal of assets                           96        211
   Non-cash items
    Depreciation, depletion and amortization        13,444     11,978
    Deferred taxes                                  (1,007)     2,051
    Undistributed minority interest                  1,191      1,042
    Other - net                                      1,502      1,590
   Changes in operating assets and liabilities
    Notes and accounts receivable                   (2,528)    (6,420)
    Inventories and prepaid expenses               (15,408)   (12,495)
    Accounts payable and accrued liabilities         3,407        957
    Real estate and investments                      1,687      2,660
                                                  --------   --------
      Net cash provided by operations               22,268     18,705

  INVESTING ACTIVITIES
   Capital expenditures                            (24,716)   (14,716)
   Proceeds from disposition of assets                 536        463
   Cash surrender value - insurance                    329        234
   Other - net                                      (1,078)      (498)
                                                  --------   --------
      Net cash used by investing                   (24,929)   (14,517)

  FINANCING ACTIVITIES
   Proceeds of long-term borrowing                     105        --
   Debt retirements                                 (9,158)   (15,416)
   Purchase of treasury shares                        (135)       (36)
   Purchase of Chaparral stock                      (3,770)       --
   Dividends paid                                   (1,114)    (1,111)
   Other - net                                         (12)    (1,624)
                                                  --------   --------
      Net cash used by financing                   (14,084)   (18,187)
                                                  --------   --------
  Decrease in cash                                 (16,745)   (13,999)

  Cash at beginning of period                       28,055     25,988
                                                  --------   --------
  Cash at end of period                           $ 11,310   $ 11,989
                                                  ========   ========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Texas Industries, Inc. (the Company or TXI), directly or through subsidiaries, is a producer of steel and cement/concrete products for the construction and manufacturing industries. Chaparral Steel Company (Chaparral) produces beams, merchant and special bar quality rounds, reinforcing bars and channels, primarily for markets in North America and, under certain market conditions, Europe and Asia. Cement/concrete operations supply cement and aggregates, ready-mix, pipe, block and brick from facilities concentrated primarily in Texas and Louisiana, with several products marketed throughout the U.S.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 1996, are not necessarily indicative of the results that may be expected for the year ended May 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1996.

Estimates: The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and all subsidiaries. The minority interest represents the separate public ownership of Chaparral, 15.4% at August 31, 1996 and 16.4% at May 31, 1996.

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

Goodwill: Goodwill, currently being amortized on a straight-line basis over a 40-year period, is net of accumulated amortization of $14.7 million at August 31, 1996 and $14.2 million at May 31, 1996. Management reviews remaining goodwill with consideration toward recovery through future operating results (undiscounted) at the current rate of amortization.

Commissioning Costs: The Company's policy for new facilities is to capitalize certain costs until the facility is substantially complete and ready for its intended use. Chaparral began the commissioning of the large beam mill in February 1991. The mill was substantially complete and ready for its intended use in the third quarter of fiscal 1992 with a total of $15.1 million of costs deferred. The amount of amortization charged to income was $754,000 in the three-month periods ended August 31, 1996 and 1995, based on a five-year period. Total accumulated amortization is $13.8 million.

Income Taxes: Accounting for income taxes uses the liability method of recognizing and classifying deferred income taxes. The Company joins in filing a consolidated return with its subsidiaries. Current and deferred tax expense is allocated among the members of the group based on a stand-alone calculation of the tax of the individual member.

WORKING CAPITAL

Working capital totaled $217.3 million at August 31, 1996, compared to $219.3 million at May 31, 1996.

Notes and accounts receivable of $116.4 million at August, compared with $113.8 million at May, are presented net of allowances for doubtful receivables of $3.2 million at August and $3.1 million at May.

Inventories are stated at cost (not in excess of market) generally using the last-in, first-out method (LIFO). If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $14.2 million at August and May.

Inventories are summarized as follows:

     --------------------------------------------------------------------------
     In thousands                                              August     May
     --------------------------------------------------------------------------

     Finished products                                        $ 69,232  $64,347
     Work in process                                            21,008   23,345
     Raw materials and supplies                                 69,001   62,834
                                                              --------  -------
                                                              $159,241 $150,526
                                                              ======== ========

LONG-TERM DEBT

Long-term debt is comprised of the following:

     --------------------------------------------------------------------------
         In thousands                                          August     May
     --------------------------------------------------------------------------
     Bank obligations, maturing through 2001, interest rate
      6.06% (.625% over LIBOR)                                $    --   $ 9,000
     Senior notes due through 2008, interest rates
      average 7.28%                                             75,000   75,000
     Senior notes of Chaparral, due through 2004,
      interest rates average 10.2%                              64,000   64,000
     First mortgage notes of Chaparral, due through 2000,
      interest rate 14.2%                                       14,320   14,320
     Pollution control bonds, due through 2007, interest rate
      6.19% (75% of prime)                                       8,615    8,615
     Other, maturing through 2005, interest rates
      from 8% to 10%                                             2,703    2,748
                                                              --------  -------
                                                               164,638  173,683
     Less current maturities                                    13,452   13,474
                                                              --------  -------
                                                              $151,186 $160,209
                                                              ======== ========

Annual maturities of long-term debt for each of the five succeeding years are $13.5, $13.4, $13.2, $10.9 and $8.8 million.

The Company has available a bank-financed $100 million long-term line of credit of which $8.1 million has been utilized to support letters of credit. Commitment fees at a current annual rate of .22% are paid on the unused portion of this line.

Loan agreements contain covenants which provide for minimum working capital, restrictions on purchases of treasury stock and payment of dividends on common stock, and limitations on incurring certain indebtedness and making certain investments. Under the most restrictive of these agreements, the aggregate amount of annual cash dividends on common stock is limited based on the ratio, excluding Chaparral, of earnings before interest, taxes, depreciation and amortization plus dividends from Chaparral to fixed charges. Chaparral loan agreements also restrict dividends and advances to its shareholders, including the parent company, to $40.1 million as of August 31, 1996. The Company and Chaparral are in compliance with all loan covenant restrictions.

Property, plant and equipment, principally Chaparral's, carried at a net amount of approximately $195.7 million at August 31, 1996 is mortgaged as collateral for $15.6 million of secured debt.

The amount of interest paid for the three-month periods presented was $1.2 million in 1996 and $3.4 million in 1995.

SHAREHOLDERS' EQUITY

  Common stock consists of:

     --------------------------------------------------------------------
     In thousands                                          August   May
     --------------------------------------------------------------------

       Shares authorized                                   40,000  40,000
       Shares outstanding at end of period                 11,152  11,100
       Average shares outstanding including equivalents    11,483  11,371
       Shares held in treasury                              1,381   1,434
       Shares reserved for stock options and other          1,155   1,211

There are authorized 100,000 shares of Cumulative Preferred Stock, no par value, of which 20,000 shares are designated $5 Cumulative Preferred Stock (Voting), redeemable at $105 per share and entitled to $100 per share upon dissolution. An additional 50,000 shares are designated Series A Junior Participating Preferred Stock, redeemable under certain conditions at a redemption price, subject to adjustment, equal to 200 times the aggregate amount to be distributed per share to holders of Common Stock but not less than $100. As of August and May 1996 there were no shares of Cumulative Preferred Stock outstanding.

STOCK OPTION PLANS

The Company's stock option plans provide that non-qualified and incentive stock options to purchase Common Stock may be granted to directors, officers and key employees at market prices at date of grant. Generally, options become exercisable in installments beginning one or two years after date of grant and expire six or ten years later depending on the initial date of grant. A summary of option transactions for the three-month period ended August 31, 1996, follows:


     --------------------------------------------------------------------
     $ In thousands          Shares Under Option   Aggregate Option Price
     --------------------------------------------------------------------

     Outstanding at June 1        616,299                 $19,694
      Granted                      97,050                   6,314
      Exercised                   (53,373)                 (1,313)
      Cancelled                    (2,700)                   (131)
                                  -------                 -------
     Outstanding at August 31     657,276                 $24,564
                                  =======                 =======

At August 31, 1996, there were 182,526 shares exercisable and 425,170 shares available for future grants. Outstanding options expire on various dates to July 12, 2006.

INCOME TAXES

Federal income taxes for the interim periods ended August 31, 1996 and 1995, have been included in the accompanying financial statements on the basis of an estimated annual rate. The estimated annualized tax rate is 33.7% for 1996 compared with 35.9% for 1995. The primary reason that these respective tax rates differ from the 35% statutory corporate rate is due to goodwill expense which is not tax deductible, percentage depletion which is tax deductible and the net state income tax expense. The Company made income tax payments of $1.8 million in 1996 and $2.0 million in 1995.

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

The Company and subsidiaries are defendants in lawsuits which arose in the normal course of business. In management's judgment (based on the opinion of counsel) the ultimate liability, if any, from such legal proceedings will not have a material effect on the consolidated financial position of the Company.

                                   EXHIBIT A
                                   ---------

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors
Texas Industries, Inc.



We have reviewed the accompanying condensed consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of August 31, 1996, and the related condensed consolidated statements of income and cash flows for the three-month periods ended August 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of May 31, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended [not presented herein] and in our report dated July 12, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                             /s/  Ernst & Young LLP
                                             ----------------------


  September 18, 1996

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of operations and financial condition for the three-month period ended August 31, 1996 to the three-month period ended August 31, 1995.

RESULTS OF OPERATIONS

Consolidated net sales of $245.9 million increased 6% over the prior year period. Steel sales were $149.5 million, up $11.4 million, as a result of a 7% increase in shipments on slightly higher average selling prices. Structural mill pricing increased 7% over the prior year quarter with shipments 3% lower. The continued strength of U.S. nonresidential construction and manufactured housing activity has sustained demand for structural products. Bar mill shipments increased 34% over the prior year. Increased volumes for reinforcing bar along with lower prices for specialty steels and reinforcing bar resulted in 10% lower overall realized prices for bar products. With demand and prices for bar products stabilizing, bar product margins should improve due to the anticipated recovery of the Special Bar Quality market and Chaparral's shift of its product mix to SBQ products. Cement/concrete sales grew 3% over the prior year period. Cement average pricing increased 13% with shipments down 90,000 tons. Ready-mix pricing increased 7% with volumes 11% lower. Aggregate prices and volumes improved 4%. Unusually wet summer weather impacted construction activity in Texas and Louisiana. Weather permitting, construction starts and contract awards continue to result in a balance in supply and demand for building materials.

BUSINESS SEGMENTS

                                            Three months ended
                                                August 31,
       ----------------------------------------------------------
       In thousands                          1996         1995
       ----------------------------------------------------------
       NET SALES
         Bar mill                       $   44,906   $   37,235
         Structural mills                  103,325       99,718
         Transportation service              1,296        1,188
                                           -------      -------
         TOTAL STEEL                       149,527      138,141

         Cement                             35,230       36,091
         Ready-mix                          39,272       41,059
         Stone, sand & gravel               22,203       20,454
         Other products                     21,484       17,592
         Interplant                        (21,774)     (21,233)
                                           -------      -------
         TOTAL CEMENT/CONCRETE              96,415       93,963
                                           -------      -------
         TOTAL NET SALES                $  245,942   $  232,104
                                           =======      =======


       UNITS SHIPPED
         Bar mill (tons)                       134          101
         Structural mills (tons)               254          262
                                           -------      -------
         TOTAL STEEL TONS                      388          363

         Cement (tons)                         553          643
         Ready-mix (cubic yards)               749          840
         Stone, sand & gravel (tons)         4,353        4,183



                                                       Three months ended
                                                            August 31,
       ---------------------------------------------------------------------
       In thousands                                       1996        1995
       ---------------------------------------------------------------------
       STEEL OPERATIONS
         Gross profit                                $   30,662   $  26,060
         Less:  Depreciation & amortization               8,872       8,088
                Selling, general & administrative         7,344       5,732
                Other income                             (1,062)     (1,106)
                                                         ------      ------
         OPERATING PROFIT                                15,508      13,346


       CEMENT/CONCRETE OPERATIONS
         Gross profit                                    35,606      34,534
         Less:  Depreciation, depletion &
                  amortization                            4,367       3,721
                Selling, general & administrative         6,130       6,213
                Other income                               (404)       (244)
                                                         ------      ------
         OPERATING PROFIT                                25,513      24,844
                                                         ------      ------
       TOTAL OPERATING PROFIT                            41,021      38,190


       CORPORATE RESOURCES
         Other income                                       632         126
         Less:  Depreciation & amortization                 205         169
                Selling, general & administrative         4,630       4,141
                                                         ------      ------
                                                         (4,203)     (4,184)

       INTEREST EXPENSE                                  (4,698)     (5,211)
                                                         ------      ------

       INCOME BEFORE TAXES & OTHER ITEMS             $   32,120   $  28,795
                                                         ======      ======


Consolidated cost of products sold including depreciation, depletion and amortization was $192.7 million, an increase of $9.6 million over the prior year quarter. Steel costs of $127.7 million, increased $7.6 million due primarily to a 25,000 ton increase in shipments and higher raw material costs. Operating efficiencies resulted in decreased combined rolling conversion costs in 1996. Cement/concrete costs were $65.0 million, an increase of $2.0 million due in part to higher than normal plant maintenance costs.

Operating profit of $41.0 million in 1996 was $2.8 million higher than the prior year quarter. Steel profits were up 16%, on 7% higher shipments and increased prices. August quarter steel profits were $5.9 million lower than the May quarter due in part to the normal scheduled summer shutdown to refurbish the production facilities. Shutdown expenditures were 23% lower than last year and will be amortized over the remainder of the fiscal year. Work performed during the shutdown and that scheduled for later in the year is expected to increase melting capacity by approximately 100,000 tons. Cement/concrete profits were up 3% over the prior year on increased prices. Volumes declined as wet summer weather hindered construction activity.

Selling, general and administrative expenses including depreciation and amortization at $18.5 million increased $2.1 million over the prior year. Steel SG&A expense increased $1.6 million to $7.4 million primarily due to increased employee incentive accruals and training costs. Cement/concrete SG&A expense at $6.3 million was slightly lower than the prior year period. Corporate resources SG&A increased $.5 million to $4.8 million. The expense was offset by increased other income from routine asset retirements and investment income. Interest expense decreased $.5 million compared to the prior year due to a reduction in average outstanding debt. Income tax expense was provided at a 2.2% lower estimated annualized tax rate which anticipates lower net state income tax expense in 1996.

CASH FLOWS

Net cash provided by operations at $22.3 million in 1996 increased $3.6 million over 1995 due to higher net income and changes in working capital items. Receivable increases were $3.9 million lower overall in 1996. While Chaparral's receivables increased in the current quarter due to changes in its cash discount policy, cement/concrete receivables declined as the wet summer weather reduced shipments. Inventory increases were $5.3 million higher in 1996. Chaparral's raw material inventories grew in anticipation of higher fall prices. Better production levels resulting from the shorter summer shutdown period in 1996 also increased finished goods inventories. Cement/concrete inventories, which had declined in 1995, grew in 1996. Prepaid expense increases were $2.4 million lower overall in 1996, due to the reduced cost of Chaparral's summer shutdown. Accounts payable and accrued liability increases were up $2.5 million overall in 1996 on higher income tax accruals. Real estate and investments decreases were $1.0 million lower in 1996.

Investing activities used $24.9 million compared to $14.5 million in 1995. Capital expenditures at $24.7 million, increased $10.0 million over the prior year period. Capital budget plans for the current fiscal year, estimated at $100 million, include anticipated expansion projects in the cement/concrete operations, as well as, normal replacement and technological upgrades of existing equipment.

Financing activities used $4.1 million less cash in 1996. Debt retirements in 1995 were $6.2 million higher than in 1996. Chaparral purchased $3.8 million of its common stock in 1996 pursuant to a decision announced in October 1995 authorizing the repurchase of shares to satisfy obligations under its stock option program and for other corporate purposes. TXI's quarterly cash dividend at $.10 per common share remained unchanged from 1995 on 2% higher average shares outstanding.

FINANCIAL CONDITION

TXI has a $100 million long-term bank line of credit which expires in September 2001. At August 31, 1996, $8.1 million was utilized to support letters of credit. The Company expects that with this or similar credit facilities and anticipated cash from operations, funds will be adequate to provide for capital expenditures, scheduled debt repayments and other known working capital needs.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

       (11) Statement re:  Computation of earnings per share

       (15) Letter re:  Unaudited Interim Financial Information

       (27)  Financial Data Schedule

This schedule contains summary financial information extracted from the Registrant's Unaudited August 31, 1996 Consolidated Financial Statements and is qualified in its entirety by reference to such financial statements.


The Registrant did not file any reports on Form 8-K during the three months ended August 31, 1996.



                                  SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                TEXAS INDUSTRIES, INC.



October 10, 1996                /s/  Richard M. Fowler
----------------                ----------------------
                                Richard M. Fowler
                                Vice President & Chief Financial Officer




October 10, 1996                /s/  James R. McCraw
----------------                --------------------
                                James R. McCraw
                                Vice President - Controller

                               INDEX TO EXHIBITS


Exhibits                                                        Page

   11.  Statement re:  computation of per share earnings.....    16

   15.  Letter re:  Unaudited Interim Financial Information..    17

   27.  Financial Data Schedule..............................    **


        ** Electronically filed only.