Form 10-Q
period 1996-11-30
TEXAS INDUSTRIES INC
filed 1997-01-13
CIK 97472

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q



(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended November 30, 1996


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

As of January 6, 1997, 10,890,591 shares of Registrant's Common Stock, $1.00 par value, were outstanding.

                                     INDEX

                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements                                                               Page
        Consolidated Balance Sheets - November 30, 1996 and May 31, 1996............         3

        Consolidated Statements of Income -- three months and six months ended
           November 30, 1996 and November 30, 1995..................................         4

        Consolidated Statements of Cash Flows -- six months ended November 30, 1996
           and November 30, 1995....................................................         5

        Notes to Consolidated Financial Statements..................................         6

        Independent Accountants' Review Report......................................        10

Item 2. Management's Discussion and Analysis of Operating Results
           and Financial Condition..................................................        11

PART II.  OTHER INFORMATION
---------------------------

Item 4. Submission of Matters to a Vote of Security Holders.........................        14

Item 6. Exhibits and Reports on Form 8-K............................................        14

SIGNATURES
----------

                          CONSOLIDATED BALANCE SHEETS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


                                                (Unaudited)
                                                November 30,        May 31,
--------------------------------------------------------------------------------
In thousands                                        1996             1996
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash                                             $  16,715       $  28,055
  Notes and accounts receivable                      115,262         113,762
  Inventories                                        168,712         150,526
  Prepaid expenses                                    37,386          32,574
                                                   ---------       ---------
   TOTAL CURRENT ASSETS                              338,075         324,917

OTHER ASSETS
  Real estate and other investments                   17,223          19,751
  Goodwill                                            58,206          59,210
  Other                                               24,401          21,880
                                                   ---------       ---------
                                                      99,830         100,841

PROPERTY, PLANT AND EQUIPMENT
  Land and land improvements                         115,539         110,836
  Buildings                                           61,768          60,610
  Machinery and equipment                            802,588         766,434
                                                   ---------       ---------
                                                     979,895         937,880
  Less allowances for depreciation                   582,871         562,575
                                                   ---------       ---------
                                                     397,024         375,305
                                                   ---------       ---------
                                                   $ 834,929       $ 801,063
                                                   =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable                           $  48,344       $  56,652
  Accrued interest, wages and other items             41,880          35,446
  Current portion of long-term debt                   13,501          13,474
                                                   ---------       ---------
   TOTAL CURRENT LIABILITIES                         103,725         105,572

LONG-TERM DEBT                                       176,498         160,209

DEFERRED FEDERAL INCOME TAXES AND OTHER CREDITS       78,835          80,139

MINORITY INTEREST                                     33,689          35,121

SHAREHOLDERS' EQUITY
  Common stock, $1 par value                          12,534          12,534
  Additional paid-in capital                         266,303         266,303
  Retained earnings                                  229,076         193,929
  Cost of common shares in treasury                  (65,731)        (52,744)
                                                   ---------       ---------
                                                     442,182         420,022
                                                   ---------       ---------
                                                   $ 834,929       $ 801,063
                                                   =========       =========

See notes to consolidated financial statements.

                                  (Unaudited)
                       CONSOLIDATED STATEMENTS OF INCOME
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


                                        Three months ended   Six months ended
                                            November 30,       November 30,
--------------------------------------------------------------------------------
In thousands except per share             1996     1995       1996     1995
--------------------------------------------------------------------------------
NET SALES                               $234,376  $244,261   $480,318  $476,365

COSTS AND EXPENSES (INCOME)
 Cost of products sold                   184,136   190,593    376,827   373,688
 Selling, general and administrative      20,044    18,459     38,575    34,938
 Interest                                  4,615     5,124      9,313    10,335
 Other income                             (3,247)   (6,696)    (5,345)   (8,172)
                                        --------  --------   --------  --------
                                         205,548   207,480    419,370   410,789
                                        --------  --------   --------  --------
  INCOME BEFORE THE FOLLOWING ITEMS       28,828    36,781     60,948    65,576

Provision for income taxes                 9,610    13,254     20,437    23,592
                                        --------  --------   --------  --------
                                          19,218    23,527     40,511    41,984

Minority interest in Chaparral            (1,315)   (2,075)    (2,724)   (3,401)
                                        --------  --------   --------  --------
            NET INCOME                  $ 17,903  $ 21,452   $ 37,787  $ 38,583
                                        ========  ========   ========  ========


Average common shares                     11,396    11,358     11,440    11,312

Net income per common share             $   1.57  $   1.89   $   3.31  $   3.42
                                        ========  ========   ========  ========
Cash dividends                          $    .10  $    .10   $    .20  $    .20
                                        ========  ========   ========  ========


See notes to consolidated financial statements.

                                  (Unaudited)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


                                                       Six months ended
                                                          November 30,
--------------------------------------------------------------------------------
In thousands                                         1996             1995
--------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                        $ 37,787         $ 38,583
   Loss on disposal of assets                              26              395
   Non-cash items
    Depreciation, depletion and amortization           27,109           24,120
    Deferred taxes                                     (1,717)           5,222
    Undistributed minority interest                     2,288            2,833
    Other - net                                         2,526            3,309
   Changes in operating assets and liabilities
    Notes and accounts receivable                      (1,444)          (8,955)
    Inventories and prepaid expenses                  (23,045)         (10,155)
    Accounts payable and accrued liabilities             (386)           4,303
    Real estate and investments                         2,528            8,426
                                                     --------         --------
      Net cash provided by operations                  45,672           68,081

  INVESTING ACTIVITIES
   Capital expenditures                               (47,741)         (30,160)
   Proceeds from disposition of assets                  1,400              616
   Cash surrender value - insurance                    (1,902)          (2,106)
   Other - net                                         (2,096)            (280)
                                                     --------         --------
      Net cash used by investing                      (50,339)         (31,930)

  FINANCING ACTIVITIES
   Proceeds of long-term borrowing                     28,206               52
   Debt retirements                                   (11,900)         (28,120)
   Purchase of treasury shares                        (15,057)            (281)
   Purchase of Chaparral stock                         (3,770)          (6,402)
   Dividends paid                                      (2,228)          (2,223)
   Other - net                                         (1,924)             240
                                                     --------         --------
      Net cash used by financing                       (6,673)         (36,734)
                                                     --------         --------
  Decrease in cash                                    (11,340)            (583)

  Cash at beginning of period                          28,055           25,988
                                                     --------         --------
  Cash at end of period                              $ 16,715         $ 25,405
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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended November 30, 1996, are not necessarily indicative of the results that may be expected for the year ended May 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1996.

Estimates: The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and all subsidiaries. The minority interest represents the separate public ownership of Chaparral, 15.4% at November 30, 1996 and 16.4% at May 31, 1996.

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

Goodwill: Goodwill, currently being amortized on a straight-line basis over a 40-year period, is net of accumulated amortization of $15.2 million at November 30, 1996 and $14.2 million at May 31, 1996. Management reviews remaining goodwill with consideration toward recovery through future operating results (undiscounted) at the current rate of amortization.

Commissioning Costs: The Company's policy for new facilities is to capitalize certain costs until the facility is substantially complete and ready for its intended use. Chaparral began the commissioning of the large beam mill in February 1991. The mill was substantially complete and ready for its intended use in the third quarter of fiscal 1992 with a total of $15.1 million of costs deferred. The amount of amortization charged to income was $1.5 million in the six-month periods ended November 30, 1996 and 1995, based on a five-year period. Total accumulated amortization is $14.6 million.

Income Taxes: Accounting for income taxes uses the liability method of recognizing and classifying deferred income taxes. The Company joins in filing a consolidated return with its subsidiaries. Current and deferred tax expense is allocated among the members of the group based on a stand-alone calculation of the tax of the individual member.

WORKING CAPITAL

Working capital totaled $234.3 million at November 30, 1996, compared to $219.3 million at May 31, 1996.

Notes and accounts receivable of $115.3 million at November, compared with $113.8 million at May, are presented net of allowances for doubtful receivables of $2.5 million at November and $3.1 million at May.

Inventories are stated at cost (not in excess of market) generally using the last-in, first-out method (LIFO). If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $13.5 million at November and $14.2 million at May.

Inventories are summarized as follows:

--------------------------------------------------------------------------------
In thousands                                                 November     May
--------------------------------------------------------------------------------

 Finished products                                           $ 81,208   $ 64,347
 Work in process                                               23,333     23,345
 Raw materials and supplies                                    64,171     62,834
                                                             --------   --------
                                                             $168,712   $150,526
                                                             ========   ========

LONG-TERM DEBT

Long-term debt is comprised of the following:

--------------------------------------------------------------------------------
 In thousands                                                November     May
--------------------------------------------------------------------------------
 Bank obligations, maturing through 2001, interest rates
  from 5.75% to 5.94% (.625% over LIBOR)                     $ 25,500   $  9,000
 Senior notes due through 2008, interest rates
  average 7.28%                                                75,000     75,000
 Senior notes of Chaparral, due through 2004,
  interest rates average 10.2%                                 64,000     64,000
 First mortgage notes of Chaparral, due through 2000,
  interest rate 14.2%                                          14,320     14,320
 Pollution control bonds, due through 2007, interest rate
  6.19% (75% of prime)                                          8,275      8,615
 Other, maturing through 2005, interest rates
  from 8% to 10%                                                2,904      2,748
                                                             --------   --------
                                                              189,999    173,683
 Less current maturities                                       13,501     13,474
                                                             --------   --------
                                                             $176,498   $160,209
                                                             ========   ========

Annual maturities of long-term debt for each of the five succeeding years are $13.5, $13.5, $13.2, $11.0 and $34.3 million.

The Company has available a bank-financed $100 million long-term line of credit. In addition to the $25.5 million currently outstanding under the line, $8.5 million has been utilized to support letters of credit. Commitment fees at a current annual rate of .22% are paid on the unused portion of this line. In addition, effective January 1, 1997, Chaparral has available a bank-financed $10 million short-term line of credit which will expire December 31, 1997, if not renewed. The interest rate charged on borrowings is .375% over LIBOR. Commitment fees at an annual rate of .125% are paid on the unused portion of this line.

Loan agreements contain covenants which provide for minimum working capital, restrictions on purchases of treasury stock and payment of dividends on common stock, and limitations on incurring certain indebtedness and making certain investments. Under the most restrictive of these agreements, the aggregate amount of annual cash dividends on common stock is limited based on the ratio, excluding Chaparral, of earnings before interest, taxes, depreciation and amortization plus dividends from Chaparral to fixed charges. Chaparral loan agreements also restrict dividends and advances to its shareholders, including the parent company, to $42.8 million as of November 30, 1996. The Company and Chaparral are in compliance with all loan covenant restrictions.

Property, plant and equipment, principally Chaparral's, carried at a net amount of approximately $197.4 million at November 30, 1996 is mortgaged as collateral for $15.9 million of secured debt.

The amount of interest paid for the six-month periods presented was $10.5 million in 1996 and $11.1 million in 1995.

SHAREHOLDERS' EQUITY

  Common stock consists of:

       --------------------------------------------------------------------
       In thousands                                        November   May
       --------------------------------------------------------------------
       Shares authorized                                     40,000  40,000
       Shares outstanding at end of period                   10,897  11,100
       Average shares outstanding including equivalents      11,440  11,371
       Shares held in treasury                                1,636   1,434
       Shares reserved for stock options and other            1,144   1,211

There are authorized 100,000 shares of Cumulative Preferred Stock, no value, of which 20,000 shares are designated $5 Cumulative Preferred Stock (Voting), redeemable at $105 per share and entitled to $100 per share upon dissolution. No shares of $5 Cumulative Preferred Stock were outstanding at November and May 1996.

An additional 25,000 shares are designated Series B Junior Participating Preferred Stock. The Series B Preferred Stock is not redeemable and ranks, with respect to the payment of dividends and the distribution of assets, junior to
(i) all other series of the Preferred Stock unless the terms of any other series shall provide otherwise and (ii) the $5 Cumulative Preferred Stock. Pursuant to a Rights Agreement, in November 1996, the Company distributed a dividend of one preferred share purchase right for each outstanding share of the Company's Common Stock. Each right entitles the holder to purchase from the Company one one-thousandth of a share of the Series B Junior Participating Preferred Stock at a price of $245 per one one-thousandth share of Series B Preferred Stock, subject to adjustment. The rights will expire on November 1, 2006 unless said date is extended or unless the rights are earlier redeemed or exchanged by the Company pursuant to the Rights Agreement.

STOCK OPTION PLANS

The Company's stock option plans provide that non-qualified and incentive stock options to purchase Common Stock may be granted to directors, officers and key employees at market prices at date of grant. Generally, options become exercisable in installments beginning one or two years after date of grant and expire six or ten years later depending on the initial date of grant. A summary of option transactions for the six-month period ended November 30, 1996, follows:

--------------------------------------------------------------------------------
$ In thousands             Shares Under Option   Aggregate Option Price
--------------------------------------------------------------------------------
Outstanding at June 1                  616,299                  $19,694
   Granted                             127,050                    7,991
   Exercised                           (54,387)                  (1,348)
   Cancelled                            (5,300)                    (240)
                                       -------                  -------
Outstanding at November 30             683,662                  $26,097
                                       =======                  =======

At November 30, 1996, there were 187,512 shares exercisable and 397,770 shares available for future grants. Outstanding options expire on various dates to October 15, 2006.


INCOME TAXES

Federal income taxes for the interim periods ended November 30, 1996 and 1995, have been included in the accompanying financial statements on the basis of an estimated annual rate. The estimated annualized tax rate is 33.5% for 1996 compared with 36.0% for 1995. The primary reason that these respective tax rates differ from the 35% statutory corporate rate is due to goodwill expense which is not tax deductible, percentage depletion which is tax deductible and the net state income tax expense. The Company made income tax payments of $18.6 million in 1996 and $17.7 million in 1995.

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

                                   EXHIBIT A
                                   ---------

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors
Texas Industries, Inc.



We have reviewed the accompanying condensed consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of November 30, 1996, and the related condensed consolidated statements of income for the three-month and six-month periods ended November 30, 1996 and 1995, and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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


December 18, 1996

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of operations and financial condition for the three-month and six-month periods ended November 30, 1996 to the three-month and six-month periods ended November 30, 1995.

RESULTS OF OPERATIONS

Consolidated net sales of $234.4 million for the quarter ended November 30, 1996 decreased 4% from the prior year period. Steel sales were $143.6 million, down $11.4 million. Shipments decreased 28,000 tons. Net sales for the current six-month period at $293.2 million were at 1995 levels with comparable average selling prices and shipments. Structural mill pricing, 2% higher than the prior year quarter was 3% lower than the August 1996 quarter as a result of price changes announced in September. Although structural shipments declined 14% from those of the November 1995 quarter, U. S. nonresidential construction activity has sustained demand for structural products. Realized prices for bar mill products in the current quarter were 3% lower than the prior year, but 3% higher than the August 1996 quarter as a result of improved product mix and slightly higher rebar prices. Shipments increased 12% over the prior November quarter on increased demand from fabricators. Cement/concrete sales for the quarter were $90.7 million, somewhat higher than the prior year period. Cement average pricing increased 13% with shipments down 93,000 tons. Shipments during the current six-month period were 14% lower than those of the prior year. Ready-mix pricing remained 7% above the prior year with volumes 3% lower, but above those of the August 1996 quarter. Overall aggregate prices declined 9% due to product mix on higher volumes. Unusually wet weather during the summer and fall impacted construction activity in Texas and Louisiana.

BUSINESS SEGMENTS

                                        Three months ended
                                           November 30,
       -----------------------------------------------------
       In thousands                         1996       1995
       -----------------------------------------------------

       NET SALES
         Bar mill                       $ 40,781    $ 37,564
         Structural mills                101,765     116,104
         Transportation service            1,091       1,322
                                        --------    --------
         TOTAL STEEL                     143,637     154,990

         Cement                           34,150      35,588
         Ready-mix                        40,276      38,802
         Stone, sand & gravel             19,125      19,354
         Other products                   19,002      15,224
         Interplant                      (21,814)    (19,697)
                                        --------    --------
         TOTAL CEMENT/CONCRETE            90,739      89,271
                                        --------    --------
         TOTAL NET SALES                $234,376    $244,261
                                        ========    ========


       UNITS SHIPPED
         Bar mill (tons)                     119         106
         Structural mills (tons)             256         297
                                        --------     -------
         TOTAL STEEL TONS                    375         403

         Cement (tons)                       534         627
         Ready-mix (cubic yards)             759         781
         Stone, sand & gravel (tons)       3,993       3,838



                                                     Three months ended
                                                         November 30,
       ----------------------------------------------------------------------
       In thousands                                 1996            1995
       ----------------------------------------------------------------------
       STEEL OPERATIONS
         Gross profit                               $ 30,140        $ 33,623
         Less: Depreciation & amortization             8,879           8,090
               Selling, general & administrative       7,259           6,778
               Other income                             (752)         (1,137)
                                                      ------          ------
          OPERATING PROFIT                            14,754          19,892


       CEMENT/CONCRETE OPERATIONS
         Gross profit                                 33,334          31,761
         Less: Depreciation, depletion &
               amortization                            4,584           3,845
               Selling, general & administrative       6,962           6,417
               Other income                             (769)           (404)
                                                      ------          ------
          OPERATING PROFIT                            22,557          21,903
                                                     -------          ------
       TOTAL OPERATING PROFIT                         37,311          41,795


       CORPORATE RESOURCES
         Other income                                  1,726           5,155
         Less: Depreciation & amortization               202             207
               Selling, general & administrative       5,392           4,838
                                                      ------          ------
                                                      (3,868)            110

       INTEREST EXPENSE                               (4,615)         (5,124)
                                                      ------          ------

       INCOME BEFORE TAXES & OTHER ITEMS            $ 28,828        $ 36,781
                                                    ========        ========


Consolidated cost of products sold including depreciation, depletion and amortization was $184.1 million, a decrease of $6.5 million from the prior year quarter. Steel costs of $122.3 million, decreased $7.1 million due primarily to lower shipments. Cost of sales for the current six-month period at $250.1 million increased slightly from the prior year as a 3,000 ton decrease in shipments was offset by somewhat higher raw material costs and depreciation expense resulting from increased levels of capital expenditures. Cement/concrete costs at $61.8 million increased $.6 million over the prior year quarter as higher ready-mix distribution costs offset the effect of lower cement volumes.

Operating profit of $37.3 million in the current quarter was 11% lower than the prior year. Steel profits at $14.8 million were $5.1 million lower due primarily to the decline in structural shipments. Cement/concrete profits were up 3% over the prior year on increased prices. Volumes declined as wet weather hindered construction activity.

Selling, general and administrative expenses including depreciation and amortization at $20.0 million increased $1.6 million over the prior year. Steel SG&A expense increased $.5 million to $7.3 million primarily due to increased employee incentive accruals. Cement/concrete SG&A expense at $7.2 million was $.6 million higher than the prior year period. Corporate resources SG&A increased $.5 million to $5.6 million. Corporate resources other income includes $1.4 million from property sales generated by the Company's real estate operations, $3.5 million lower than the November 1995 quarter. Although real estate activities remain strong, timing of income is subject to variation. Interest expense decreased $.5 million compared to the prior year due to a reduction in average outstanding debt. Income tax expense was provided at a 2.5% lower estimated annualized tax rate which anticipates lower net state income tax expense in 1996.

CASH FLOWS

Net cash provided by operations at $45.7 million in 1996 was $22.4 million lower than in 1995 due to deferred income taxes and changes in working capital items. Deferred income taxes decreased $5.2 million in 1995 primarily due to the utilization of the remaining tax credit carryforwards. Receivable increases were $7.5 million lower overall in 1996. While Chaparral's receivables increased in 1996 due to changes in its cash discount policy, cement/concrete receivables declined as the wet weather reduced shipments. Inventory increases were $12.6 million higher in 1996. Chaparral's inventories grew due to record production in the melt shop and reduced shipments as steel service centers reduced their inventories. Cement/concrete inventories, which had only increased slightly in 1995, grew $4.5 million in 1996 due to reduced shipments. Accounts payable and accrued expenses decreased $.4 million in 1996 compared to an increase of $4.3 million in 1995. Real estate and investments decreases were $5.9 million lower in 1996 due to reduced property sales.

Investing activities used $50.3 million compared to $31.9 million in 1995. Capital expenditures at $47.7 million, increased $17.6 million over the prior year period. Capital budget plans for the current fiscal year, estimated at $100 million, include anticipated expansion projects in the cement/concrete operations, as well as, normal replacement and technological upgrades of existing equipment.

Financing activities used $30.1 million less cash in 1996 as long-term borrowings increased $28.2 million. Debt retirements in 1996 were $16.2 million lower than in 1995. The Company purchased $15.1 million of its common stock in 1996 pursuant to a decision announced in October 1996 authorizing the repurchase of shares for general corporate purposes. TXI's quarterly cash dividend at $.10 per common share remained unchanged from 1995.

FINANCIAL CONDITION

TXI has a $100 million long-term bank line of credit which expires in September 2001. At November 30, 1996, $66.0 million was available for future borrowings. Effective January 1, 1997, Chaparral has available a short-term credit facility of $10 million which will expire December 31, 1997, if not renewed. The Company expects that with these or similar credit facilities and anticipated cash from operations, funds will be adequate to provide for capital expenditures, scheduled debt repayments and other known working capital needs.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of the Shareholders held October 15, 1996, shareholders voted on the following matters:

        1. To elect as Directors of the Company, Robert Alpert, Richard I. Galland and Elizabeth C. Williams to terms expiring in 1999. Votes cast to elect Robert Alpert were 8,757,665 affirmative, 189,003 opposed and 2,204,212 abstained or non-voted. Votes cast to elect Richard I. Galland were 8,809,138 affirmative, 137,530 opposed and 2,204,212 abstained or non-voted. Votes cast to elect Elizabeth C. Williams were 8,809,805 affirmative, 136,863 opposed and 2,204,212 abstained or non-voted. Terms of office expire for the continuing directors, Gordon E. Forward, James M. Hoak, Jr. and Ralph B. Rogers in 1997 and for the continuing directors Robert D. Rogers, Ian Wachtmeister and Gerald R. Heffernan in 1998.

        2. To approve the performance-based incentive compensation provision of the employment contract of the Company's Chief Executive Officer. Votes cast were 8,633,047 affirmative, 217,618 opposed and 2,300,215 abstained or non-voted.

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

        (11) Statement re:  Computation of earnings per share

        (15) Letter re:  Unaudited Interim Financial Information

        (27)  Financial Data Schedule

This schedule contains summary financial information extracted from the Registrant's Unaudited November 30, 1996 Consolidated Financial Statements and is qualified in its entirety by reference to such financial statements.

The Registrant filed the following reports on Form 8-K during the three-month period ended November 30, 1996:

        1. October 15, 1996, reporting the distribution of Rights to purchase one one-thousandth of a share of Series B Junior Preferred Stock pursuant to the terms of a Rights Agreement between the Registrant and ChaseMellon Shareholder Services, L.L.C.

        2. October 23, 1996, reporting the Registrant's Board of Directors approval to repurchase, from time to time, the Registrant's Common Stock for general corporate purposes.

                                  SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  TEXAS INDUSTRIES, INC.



  January 10, 1997                /s/  Richard M. Fowler
  ----------------                ----------------------
                                  Richard M. Fowler
                                  Vice President & Chief Financial Officer




  January 10, 1997                /s/  James R. McCraw
  ----------------                --------------------
                                  James R. McCraw
                                  Vice President - Controller

                               INDEX TO EXHIBITS


Exhibits                                                              Page

   11.    Statement re:  computation of per share earnings.........    17

   15.    Letter re:  Unaudited Interim Financial Information......    18

   27.    Financial Data Schedule..................................    **



       ** Electronically filed only.