Form 10-Q
period 1997-02-28
TEXAS INDUSTRIES INC
filed 1997-04-09
CIK 97472

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q



(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 28, 1997


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

As of April 7, 1997, 20,887,742 shares of Registrant's Common Stock, $1.00 par value, were outstanding.

                                     INDEX

                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION                                             Page
-----------------------------

Item 1.  Financial Statements

         Consolidated Balance Sheets--February 28, 1997 and May 31, 1996.....  3

         Consolidated Statements of Income -- three months and nine months ended February 28, 1997 and February 29, 1996...............  4

         Consolidated Statements of Cash Flows -- nine months ended
          February 28, 1997 and February 29, 1996............................  5

         Notes to Consolidated Financial Statements..........................  6

         Independent Accountants' Review Report.............................. 10

Item 2.  Management's Discussion and Analysis of Operating Results
          and Financial Condition............................................ 11

PART II.  OTHER INFORMATION
-----------------------------

Item 6.  Exhibits and Reports on Form 8-K.................................... 14

SIGNATURES
----------

                          CONSOLIDATED BALANCE SHEETS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

                                                      (Unaudited)
                                                      February 28,    May 31,
-------------------------------------------------------------------------------
In thousands                                             1997           1996
-------------------------------------------------------------------------------


ASSETS
CURRENT ASSETS
 Cash                                                  $  4,003       $ 28,055
 Notes and accounts receivable                          111,606        113,762
 Inventories                                            173,244        150,526
 Prepaid expenses                                        36,885         32,574
                                                       --------       --------
      TOTAL CURRENT ASSETS                              325,738        324,917

OTHER ASSETS
 Real estate and other investments                       17,009         19,751
 Goodwill and other intangibles                          63,293         60,377
 Other                                                   21,172         20,713
                                                       --------       --------
                                                        101,474        100,841

PROPERTY, PLANT AND EQUIPMENT
 Land and land improvements                             117,891        110,836
 Buildings                                               63,514         60,610
 Machinery and equipment                                808,965        766,434
                                                       --------       --------
                                                        990,370        937,880
 Less allowances for depreciation                       593,298        562,575
                                                       --------       --------
                                                        397,072        375,305
                                                       --------       --------
                                                       $824,284       $801,063
                                                       ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Trade accounts payable                                $ 52,286       $ 56,652
 Accrued interest, wages and other items                 34,193         35,446
 Current portion of long-term debt                       13,475         13,474
                                                       --------       --------
      TOTAL CURRENT LIABILITIES                          99,954        105,572

LONG-TERM DEBT                                          184,699        160,209

DEFERRED FEDERAL INCOME TAXES AND OTHER CREDITS          79,185         80,139

MINORITY INTEREST                                        35,251         35,121

SHAREHOLDERS' EQUITY
 Common stock, $1 par value                              25,067         12,534
 Additional paid-in capital                             253,770        266,303
 Retained earnings                                      236,794        193,929
 Cost of common shares in treasury                      (90,436)       (52,744)
                                                       --------       --------
                                                        425,195        420,022
                                                       --------       --------
                                                       $824,284       $801,063
                                                       ========       ========

 See notes to consolidated financial statements.

                                  (Unaudited)
                       CONSOLIDATED STATEMENTS OF INCOME
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


                                         Three months ended     Nine months ended
                                              February              February
----------------------------------------------------------------------------------
In thousands except per share             1997       1996       1997       1996
----------------------------------------------------------------------------------



NET SALES                               $216,618   $235,040   $696,936   $711,405

COSTS AND EXPENSES (INCOME)
 Cost of products sold                   178,129    190,400    554,956    564,088
 Selling, general and administrative      17,431     15,951     56,006     50,889
 Interest                                  4,852      4,704     14,165     15,039
 Other income                             (1,824)    (3,573)    (7,169)   (11,745)
                                        --------   --------   --------   --------
                                         198,588    207,482    617,958    618,271
                                        --------   --------   --------   --------
  INCOME BEFORE THE FOLLOWING ITEMS       18,030     27,558     78,978     93,134

Income taxes                               6,330      9,387     26,767     32,979
                                        --------   --------   --------   --------
                                          11,700     18,171     52,211     60,155

Minority interest in Chaparral            (1,574)    (2,167)    (4,298)    (5,568)
                                        --------   --------   --------   --------
                         NET INCOME     $ 10,126   $ 16,004   $ 47,913   $ 54,587
                                        ========   ========   ========   ========
Average common shares*                    21,847     22,800     22,535     22,683

Net income per common share*            $    .47   $    .70   $   2.13   $   2.41
                                        ========   ========   ========   ========

Cash dividends*                         $   .075   $    .05   $   .175   $    .15
                                        ========   ========   ========   ========

*  Adjusted for two-for-one stock split in February 1997.

See notes to consolidated financial statements.

                                  (Unaudited)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


                                                       Nine months ended
                                                            February
-------------------------------------------------------------------------------
In thousands                                         1997             1996
-------------------------------------------------------------------------------

OPERATING ACTIVITIES
 Net income                                       $ 47,913          $ 54,587
 Loss on disposal of assets                            186               330
 Non-cash items
  Depreciation, depletion and amortization          40,979            36,684
  Deferred taxes                                    (2,331)            6,660
  Undistributed minority interest                    3,643             4,744
  Other - net                                        4,182             4,577
 Changes in operating assets and liabilities
  Notes and accounts receivable                      2,226           (16,849)
  Inventories and prepaid expenses                 (27,075)           (9,662)
  Accounts payable and accrued liabilities          (4,002)             (417)
  Real estate and investments                        2,742             9,640
                                                  --------          --------
    Net cash provided by operations                 68,463            90,294

INVESTING ACTIVITIES
 Capital expenditures                              (65,262)          (66,289)
 Proceeds from disposition of assets                 1,426             1,217
 Cash surrender value - insurance                   (1,924)           (2,303)
 Other - net                                          (392)           (1,284)
                                                  --------          --------
    Net cash used by investing                     (66,152)          (68,659)

FINANCING ACTIVITIES
 Proceeds of long-term borrowing                    53,206            22,052
 Debt retirements                                  (28,726)          (37,263)
 Purchase of treasury shares                       (41,572)             (339)
 Purchase of Chaparral stock                        (3,770)           (6,402)
 Dividends paid                                     (3,794)           (3,337)
 Other - net                                        (1,707)              945
                                                  --------          --------
    Net cash used by financing                     (26,363)          (24,344)
                                                  --------          --------
Decrease in cash                                   (24,052)           (2,709)

Cash at beginning of period                         28,055            25,988
                                                  --------          --------
Cash at end of period                             $  4,003          $ 23,279
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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation. Operating results for the nine-month period ended February 28, 1997 are not necessarily indicative of the results that may be expected for the year ended May 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1996.

ESTIMATES: The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and all subsidiaries. The minority interest represents the separate public ownership of Chaparral, 15.5% at February 28, 1997 and 16.4% at May 31, 1996.

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

EARNINGS PER SHARE: Earnings per share are computed by deducting preferred dividends from net income and adjusting for amortization of additional goodwill in connection with the contingent payment for the acquisition of Chaparral, then dividing this amount by the weighted average number of common shares outstanding during the period, including common stock equivalents. Earnings per share and all other common share information for 1996 have been adjusted to give effect to the two-for-one stock split in February 1997.

INTANGIBLE ASSETS: Goodwill and other intangibles is presented net of accumulated amortization of $16.8 million at February 28, 1997 and $14.8 million at May 31, 1996. Goodwill resulting from the acquisition of Chaparral of $57.7 million at February 28, 1997 and $59.2 million at May 31, 1996 (net of accumulated amortization), is being amortized currently on a straight-line basis over a 40-year period. Other intangibles consisting primarily of goodwill and non-compete agreements are being amortized on a straight-line basis over periods of 2 to 15 years. Management reviews remaining goodwill and other intangibles with consideration toward recovery through future operating results (undiscounted) at the current rates of amortization.

COMMISSIONING COSTS: The Company's policy for new facilities is to capitalize certain costs until the facility is substantially complete and ready for its intended use. Chaparral substantially completed its large beam mill during the third quarter of fiscal 1992. Deferred costs totaling $15.1 million were amortized over a five year period. In the nine-month periods presented, the amount of amortization charged to income was $2.0 million in 1997 and $2.3 million in 1996.

INCOME TAXES: Accounting for income taxes uses the liability method of recognizing and classifying deferred income taxes. The Company joins in filing a consolidated return with its subsidiaries. Current and deferred tax expense is allocated among the members of the group based on a stand-alone calculation of the tax of the individual member.

WORKING CAPITAL

Working capital totaled $225.8 million at February 28, 1997, compared to $219.3 million at May 31, 1996.

Notes and accounts receivable of $111.6 million at February, compared with $113.8 million at May, are presented net of allowances for doubtful receivables of $3.0 million at February and $3.1 million at May.

Inventories are stated at cost (not in excess of market) generally using the last-in, first-out method (LIFO). If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $13.1 million at February and $14.2 million at May.

Inventories are summarized as follows:

     -------------------------------------------------------------------------
     In thousands                                            February    May
     -------------------------------------------------------------------------

     Finished products                                       $ 84,664 $ 64,347
     Work in process                                           26,477   23,345
     Raw materials and supplies                                62,103   62,834
                                                             -------- --------
                                                             $173,244 $150,526
                                                             ======== ========

LONG-TERM DEBT

Long-term debt is comprised of the following:

     -------------------------------------------------------------------------
     In thousands                                            February    May
     -------------------------------------------------------------------------
     Bank obligations, maturing through 2001, interest
      rate 6.06% (.625% over LIBOR)                          $ 40,000  $  9,000
     Senior notes due through 2008, interest rates
      average 7.28%                                            75,000    75,000
     Senior notes of Chaparral, due through 2004,
      interest rates average 10.2%                             64,000    64,000
     First mortgage notes of Chaparral, due through 2000,
      interest rate 14.2%                                       8,182    14,320
     Pollution control bonds, due through 2007, interest rate
      6.19% (75% of prime)                                      8,275     8,615
     Other, maturing through 2005, interest rates
      from 8% to 10%                                            2,717     2,748
                                                             --------  --------
                                                              198,174   173,683
     Less current maturities                                   13,475    13,474
                                                             --------  --------
                                                             $184,699  $160,209
                                                             ========  ========

Annual maturities of long-term debt for each of the five succeeding years are $13.5, $13.4, $9.0, $8.9 and $48.8 million.

The Company has available a bank-financed $100 million long-term line of credit. In addition to the $40.0 million currently outstanding under the line, $8.9 million has been utilized to support letters of credit. Commitment fees at a current annual rate of .22% are paid on the unused portion of this line. In addition, Chaparral has available a bank-financed $10 million short-term line of credit which will expire December 31, 1997, if not renewed. The interest rate charged on borrowings is .375% over LIBOR. Commitment fees at an annual rate of
 .125% are paid on the unused portion of this line.

Loan agreements contain covenants which provide for minimum working capital, restrictions on purchases of treasury stock and payment of dividends on common stock, and limitations on incurring certain indebtedness and making certain investments. Under the most restrictive of these agreements, the aggregate amount of annual cash dividends on common stock is limited based on the ratio, excluding Chaparral, of earnings before interest, taxes, depreciation and amortization plus dividends from Chaparral to fixed charges. Chaparral loan agreements also restrict dividends and advances to its shareholders, including the parent company, to $46.4 million as of February 28, 1997. The Company and Chaparral are in compliance with all loan covenant restrictions.

Property, plant and equipment, principally Chaparral's, carried at a net amount of approximately $202.9 million at February 28, 1997 is mortgaged as collateral for $10.0 million of secured debt.

The amount of interest paid for the nine-month periods presented was $12.2 million in 1997 and $14.0 million in 1996.

SHAREHOLDERS' EQUITY

Common stock consists of:

     --------------------------------------------------------------------
     In thousands                                        February   May
     --------------------------------------------------------------------
     Shares authorized                                     40,000  40,000
     Shares outstanding at end of period                   20,880  22,200
     Average shares outstanding including equivalents      22,535  22,742
     Shares held in treasury                                4,187   2,867
     Shares reserved for stock options and other            2,179   2,422

There are authorized 100,000 shares of Cumulative Preferred Stock, no value, of which 20,000 shares are designated $5 Cumulative Preferred Stock (Voting), redeemable at $105 per share and entitled to $100 per share upon dissolution.
No shares of $5 Cumulative Preferred Stock were outstanding at February 1997 and May 1996.

An additional 25,000 shares are designated Series B Junior Participating Preferred Stock. The Series B Preferred Stock is not redeemable and ranks, with respect to the payment of dividends and the distribution of assets, junior to
(i) all other series of the Preferred Stock unless the terms of any other series shall provide otherwise and (ii) the $5 Cumulative Preferred Stock. Pursuant to a Rights Agreement, in November 1996, the Company distributed a dividend of one preferred share purchase right for each outstanding share of the Company's Common Stock. Each right entitles the holder to purchase from the Company one two-thousandth of a share of the Series B Junior Participating Preferred Stock at a price of $122.50 per one two-thousandth share of Series B Preferred Stock, subject to adjustment. The rights will expire on November 1, 2006 unless said date is extended or unless the rights are earlier redeemed or exchanged by the Company pursuant to the Rights Agreement.

STOCK OPTION PLANS

The Company's stock option plans provide that non-qualified and incentive stock options to purchase Common Stock may be granted to directors, officers and key employees at market prices at date of grant. Generally, options become exercisable in installments beginning one or two years after date of grant and expire six or ten years later depending on the initial date of grant. A summary of option transactions for the nine-month period ended February 28, 1997, follows:

     --------------------------------------------------------------------------
     $ In thousands                Shares Under Option   Aggregate Option Price
     --------------------------------------------------------------------------
     Outstanding at June 1              1,232,598                  $19,694
      Granted                             809,200                   21,816
      Exercised                          (217,974)                  (2,179)
      Cancelled                           (10,600)                    (240)
                                        ---------                  -------
     Outstanding at February 28         1,813,224                  $39,091
                                        =========                  =======

At February 28, 1997, there were 363,584 shares exercisable and 240,440 shares available for future grants. Outstanding options expire on various dates to January 15, 2007.

INCOME TAXES

Federal income taxes for the interim periods ended February 1997 and 1996, have been included in the accompanying financial statements on the basis of an estimated annual rate. The estimated annualized tax rate is 33.9% for 1997 compared with 35.4% for 1996. The primary reason that these respective tax rates differ from the 35% statutory corporate rate is due to goodwill expense which is not tax deductible, percentage depletion which is tax deductible and the net state income tax expense. The Company made income tax payments of $30.8 million in 1997 and $29.9 million in 1996.

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

                                   EXHIBIT A
                                   ---------

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors
Texas Industries, Inc.



We have reviewed the accompanying condensed consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of February 28, 1997, and the related condensed consolidated statements of income for the three-month and nine-month periods ended February 28, 1997 and February 29, 1996, respectively, and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 1997 and February 29, 1996. These financial statements are the responsibility of the Company's management.

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



                                           /s/  Ernst & Young LLP
                                           ------------------------------



March 20, 1997

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of operations and financial condition for the three-month and nine-month periods ended February 28, 1997 to the three-month and nine-month periods ended February 29, 1996.

RESULTS OF OPERATIONS

Consolidated net sales of $216.6 million for the quarter ended February 28, 1997 decreased 8% from the prior year period. Steel sales were $147.7 million, down $11.2 million. Shipments decreased 22,000 tons with average selling prices 2% lower. Structural mill shipments were 12% below the record levels of last year, although 2% above those of the November 1996 quarter as U. S. nonresidential construction activity continues to sustain demand for structural products. Realized prices while comparable to the November 1996 quarter were slightly lower than the prior year period. Bar mill shipments were up 11% over the prior year quarter due to increased volumes of specialty steel products. Total bar mill shipments were 5% above the November 1996 quarter. Realized prices remain comparable to both the November 1996 and prior year quarters. Cement/concrete sales for the quarter were $68.9 million, 9% below the prior year period.
Cement average pricing increased 6% with shipments down 59,000 tons. Shipments during the current nine-month period were 14% below that of the prior year period. Ready-mix pricing was 5% above the prior year quarter with volumes 22% lower. Overall aggregate prices increased 5% with volumes 18% lower that the February 1996 quarter. Unusually wet weather impacted construction activity in Texas and Louisiana, as many areas experienced record rainfalls.

BUSINESS SEGMENTS

                                          Three months ended
                                               February
    ---------------------------------------------------------
    In thousands                           1997         1996
    ---------------------------------------------------------
    NET SALES
       Bar mill                         $ 42,420     $ 38,059
       Structural mills                  103,897      119,320
       Transportation service              1,398        1,575
                                        --------     --------
       TOTAL STEEL                       147,715      158,954

       Cement                             26,256       28,286
       Ready-mix                          27,398       33,579
       Stone, sand & gravel               13,844       15,974
       Other products                     16,798       15,882
       Interplant                        (15,393)     (17,635)
                                        --------     --------
       TOTAL CEMENT/CONCRETE              68,903       76,086
                                        --------     --------
       TOTAL NET SALES                  $216,618     $235,040
                                        ========     ========


    UNITS SHIPPED
       Bar mill (tons)                       124          111
       Structural mills (tons)               262          297
                                        --------     --------
       TOTAL STEEL TONS                      386          408

       Cement (tons)                         413          472
       Ready-mix (cubic yards)               516          664
       Stone, sand & gravel (tons)         2,764        3,352


                                          Three months ended
                                                February
     --------------------------------------------------------
     In thousands                          1997        1996
     --------------------------------------------------------

     STEEL OPERATIONS
       Gross profit                      $32,738     $34,900
       Less: Depreciation & amortization   8,452       8,091
             Selling, general &
               administrative              6,919       7,116
             Other income                   (494)     (1,480)
                                         -------     -------
        OPERATING PROFIT                  17,861      21,173


     CEMENT/CONCRETE OPERATIONS
       Gross profit                       18,742      21,589
       Less: Depreciation, depletion &
               amortization                4,932       3,981
             Selling, general &
               administrative              6,057       4,559
             Other income                   (423)       (636)
                                         -------     -------
        OPERATING PROFIT                   8,176      13,685
                                         -------     -------
     TOTAL OPERATING PROFIT               26,037      34,858


     CORPORATE RESOURCES
       Other income                          907       1,457
       Less: Depreciation & amortization     199         186
             Selling, general &
              administrative               3,863       3,867
                                         -------     -------
                                          (3,155)     (2,596)

     INTEREST EXPENSE                     (4,852)     (4,704)
                                         -------     -------

     INCOME BEFORE TAXES & OTHER ITEMS   $18,030     $27,558
                                         =======     =======

Consolidated cost of products sold including depreciation, depletion and amortization was $178.1 million, a decrease of $12.3 million from the prior year quarter. Steel costs of $123.4 million, decreased $8.7 million due primarily to lower shipments. Cost of sales for the current nine-month period at $373.5 million decreased $8.5 million from the prior year as shipments decreased 25,000 tons and per ton costs were unchanged. Cement/concrete costs at $54.7 million decreased $3.6 million from the prior year quarter but costs for the current nine-month period at $181.5 million were only slightly below those of the prior year period as higher ready-mix distribution costs and comparable aggregate production levels offset the effect of lower cement volumes.

Operating profit of $26.0 million in the current quarter was 25% lower than the prior year. Steel profits at $17.9 million, while higher than the November 1996 quarter were 16% below those of the prior year quarter due primarily to lower structural shipments. Cement/concrete profits at $8.2 million were down from $13.7 million for the prior year quarter. Unusually wet weather throughout the quarter hindered construction activity resulting in a decline in shipments for all major products.

Selling, general and administrative expenses, including depreciation and amortization, at $17.4 million increased $1.5 million over the prior year quarter. Steel SG&A expense of $6.9 million for the February 1997 quarter was slightly lower than the prior year quarter. Steel SG&A expense for the current nine-month period was $1.9 million higher than the 1996 period primarily due to increased employee incentive accruals. Cement/concrete SG&A expense at $6.4 million for the current quarter was $1.7 million higher than the prior year period due in part to expanded operations, but lower than the November 1996 quarter as incentive accruals were reduced. Corporate resources SG&A expense at $4.1 million was comparable to the prior year quarter. Other income for the current nine-month period includes $2.1 million from property sales generated by the Company's real estate operations, $3.7 million lower than the 1996 period. Interest expense for the current nine-month period decreased $.9 million compared to the prior year period due to a reduction in average outstanding debt. Income tax expense was provided at a 1.5% lower estimated annualized tax rate which anticipates lower net state income tax expense in 1997.

CASH FLOWS

Net cash provided by operations at $68.5 million in 1997 was $21.8 million lower than in 1996 due to reduced net income, deferred income taxes and changes in working capital items. Deferred income taxes decreased $6.7 million in 1996 due primarily from the utilization of the remaining tax credit carryforwards. Receivables decreased $2.2 million in 1997 compared to a $16.8 million increase in 1996. While Chaparral's receivables increased in 1997 due to changes in its cash discount policy, cement/concrete receivables declined as the wet weather reduced shipments. In addition, notes receivable of $6.9 million from 1996 real estate sales were collected in 1997. Inventory increases were $17.4 million higher in 1997. Chaparral's inventories grew due to record production in the melt shop and shipments below the record levels of 1996. Cement/concrete inventories grew $5.0 million more in 1997 than in 1996 due to reduced shipments. Accounts payable and accrued expenses decreased $3.6 million more in 1997 than in 1996. Real estate and investments decreases were $6.9 million lower in 1997 due primarily to reduced property sales.

Investing activities used $66.2 million compared to $68.7 million in 1996. Capital expenditures at $65.3 million, were comparable to those of the prior year period. Capital budget plans for the current fiscal year, estimated at $100 million, include anticipated expansion projects, as well as, normal replacement and technological upgrades of existing equipment.

Financing activities used $2.0 million more cash in 1997 as long-term borrowings net of retirements increased $39.7 million. The Company purchased $41.6 million of its common stock in 1997 pursuant to a decision announced in October 1996 authorizing the repurchase of shares for general corporate purposes. In January 1997, a two-for-one stock split and 50% increase in the cash dividend rate were declared. The quarterly dividend increase to $.075 per common share was offset by the approximately 6% fewer shares outstanding at February 1997 as compared to the prior year due to the treasury share purchases.

FINANCIAL CONDITION

TXI has a $100 million long-term bank line of credit which expires in September 2001. At February 28, 1997, $51.1 million was available for future borrowings. Chaparral has available a short-term credit facility of $10 million which will expire December 31, 1997, if not renewed. The Company expects that with these or similar credit facilities and anticipated cash from operations, funds will be adequate to provide for capital expenditures, scheduled debt repayments and other known working capital needs.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

     (11) Statement re:  Computation of earnings per share

     (15) Letter re:  Unaudited Interim Financial Information

     (27) Financial Data Schedule

This schedule contains summary financial information extracted from the Registrant's Unaudited February 28, 1997 Consolidated Financial Statements and is qualified in its entirety by reference to such financial statements.

The Registrant did not file any reports on Form 8-K during the three months ended February 28, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              TEXAS INDUSTRIES, INC.



April 9, 1997                                 /s/  Richard M. Fowler
-------------                                 ----------------------
                                              Richard M. Fowler
                                              Vice President &
                                               Chief Financial Officer




April 9, 1997                                 /s/  James R. McCraw
-------------                                 --------------------
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