Form 10-K
period 1997-05-31
TEXAS INDUSTRIES INC
filed 1997-07-17
CIK 97472

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).

     For the fiscal year ended May 31, 1997

                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).

     For the transition period from ____________________ to ____________________

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

       Registrant's telephone number, including area code (972)647-6700


          Securities registered pursuant to Section 12(b) of the Act:


   Title of each class                 Name of each exchange on which registered
------------------------------------   -----------------------------------------

Common Stock, Par Value $1.00                            New York Stock Exchange


       Securities registered pursuant to Section 12(g) of the Act:  NONE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

The aggregate market value of the Registrant's Common Stock, $1.00 par value, held by non-affiliates of the Registrant as of June 30, 1997 was $536,275,278. As of July 11, 1997, 20,902,375 shares of the Registrant's Common Stock, $1.00 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant's definitive proxy statement for the annual meeting of shareholders to be held October 21, 1997, are incorporated by reference into
Part III.

                               TABLE OF CONTENTS


                                                                           Page
                                     PART I

Item 1.     Business......................................................   1

Item 2.     Properties....................................................   5

Item 3.     Legal Proceedings.............................................   5

Item 4.     Submission of Matters to a Vote of Security Holders...........   5

Item 4a.    Executive Officers of the Registrant..........................   6

                                    PART II

Item 5.    Market for the Registrant's Common Stock and
                Related Security Holder Matters...........................   7

Item 6.    Selected Financial Data........................................   7

Item 7.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................   8

Item 8.    Financial Statements and Supplementary Data....................  12

Item 9.    Disagreements on Accounting and Financial Disclosures..........  28

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant............  29

Item 11.    Executive Compensation........................................  29

Item 12.    Security Ownership of Certain Beneficial
                Owners and Management.....................................  29

Item 13.    Certain Relationships and Related Transactions................  29

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports
                on Form 8-K...............................................  29

                                    PART I



ITEM 1.   BUSINESS
          --------

(a)  General Development of Business

Texas Industries, Inc. (the "Registrant", "Company" or "TXI"), incorporated April 19, 1951, through subsidiaries, is a producer of steel and cement/concrete products for the construction and manufacturing industries. Chaparral Steel Company ("Chaparral"), an 84.5 percent-owned subsidiary, produces a broad range of high quality carbon steel products from recycled steel. Brookhollow Corporation ("Brookhollow"), a wholly-owned subsidiary, owns land for investment, resale and other real estate activities.

(b)  Financial Information about Industry Segments

The Registrant has two major industry segments: steel and cement/concrete. Financial information for the Registrant's industry segments, is presented in
Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 9 and 10, incorporated herein by reference.

(c)  Narrative Description of Business



STEEL

Chaparral has operated a steel mill at Midlothian, Texas, since 1975. The steel operation follows a market mill concept which entails the low cost production of a wide variety of products ranging from reinforcing bar and specialty products to large-sized structural beams. Chaparral operates two electric arc furnaces with continuous casters which feed melted steel to a bar mill, a structural mill and a large beam mill which together produce a broader array of steel products than a traditional mini-mill. Finished (rolled) products produced include beams up to twenty-four inches wide, merchant quality rounds, special bar quality rounds, rebar and channels.

The rated annual capacity of the operating facilities are as follows:

                    Annual Rated Productive          Approximate
                         Capacity (Tons)       Facility Square Footage
                    -----------------------    -----------------------

     Melting             1,800,000                     265,000
     Rolling             1,900,000                     560,000

The bar and structural mills produced approximately 1.6 million tons of finished products in both 1997 and 1996, and 1.4 million tons in 1995.

Chaparral's primary raw material is recycled steel, with shredded steel representing 41 percent of the raw material mix. A major portion of the shredded steel requirements is produced by a shredder operation at the steel mill. The shredded material is primarily composed of crushed auto bodies purchased on the open market. Another grade of recycled steel, #1 Heavy, representing 28 percent of the raw material requirements is also purchased on the open market. The purchase price of recycled steel is subject to market forces largely beyond Chaparral's control. The supply of recycled steel is expected to be adequate to meet future requirements.

Chaparral's steel mill consumes large amounts of electricity and natural gas. Electricity is currently obtained from a local electric utility under an interruptible supply contract with price adjustments which reflect increases or decreases in the utility's fuel costs. Natural gas is obtained from a local gas utility under a supply contract. Chaparral believes that adequate supplies of both electricity and natural gas are readily available.

Chaparral's products are marketed throughout the United States and to a limited extent in Canada and Mexico, and under certain market conditions, Western Europe and Asia. Sales are primarily to steel service centers and steel fabricators for use in the construction industry, as well as, to cold finishers, forgers and original-equipment manufacturers for use in the railroad, defense, automotive, mobile home and energy industries. At present, Chaparral has approximately 800 customers with one customer accounting for 12% of Chaparral's sales in 1997. Sales to affiliates are minimal. Orders are generally filled within 45 days and are cancelable.

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

                          Annual Rated Productive       Estimated Minimum
           Plant          Capacity - (Tons of Clinker)  Reserves - Years
           -----          ----------------------------  -----------------

     Midlothian, Texas             1,200,000                    100
     Hunter, Texas                   800,000                    100


The cement plants produced approximately 2.1 million tons of finished cement in 1997, 2.2 million tons in 1996 and 2.1 million tons in 1995. Total annual shipments of finished cement were approximately 2.1 million tons in 1997, 2.4 million tons in 1996 and 2.2 million tons in 1995 of which 1.3 million tons in 1997 and 1.5 million tons in both 1996 and 1995 were shipped to outside trade customers.

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

The Registrant's aggregate business, which includes sand, gravel, crushed limestone and expanded shale and clay, is conducted from facilities primarily serving the Dallas/Fort Worth, Austin and Houston areas in Texas, and the Alexandria, New Orleans, Baton Rouge, and Monroe areas in Louisiana. Additional expanded shale and clay aggregate facilities were acquired during 1996 near Oakland and Los Angeles, California. The following table summarizes certain information about the Registrant's aggregate production facilities:

                                                         Estimated Annual        Estimated
                              Type of         Number of     Productive            Minimum
       General Location       Facility         Plants        Capacity         Reserves - Years
       ----------------       --------        ---------  ----------------     ----------------
       North Central Texas    Sand & Gravel       3      3.0 million tons            11

       North Central Texas    Crushed
                              Limestone           1      6.5 million tons            33

       North Central and      Expanded Shale
        South Texas            & Clay             2      1.2 million cu. yds.        25

       California             Expanded Shale
                               & Clay             2       .6 million cu. yds.        13

       Louisiana              Sand & Gravel      10      7.4 million tons            24

       Central Texas          Sand & Gravel       2      2.4 million tons            13

       South Central
        Oklahoma              Sand & Gravel       1      1.2 million tons             6

Reserves identified with the facilities shown above and additional reserves available to support future plant sites are contained on 34,714 acres of land, 18,611 acres of which are owned in fee by the Registrant and the remainder of which are leased. The expanded shale and clay plants operated at 73 percent of capacity for 1997 with sales of approximately 1.1 million cubic yards. Production for the remaining aggregate facilities was 67 percent of practical capacity and sales for the year totaled 13.2 million tons, of which approximately 9.3 million tons were shipped to outside trade customers. In addition, the Registrant owns and operates three industrial sand plants.

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

The Registrant's ready-mix concrete operations are situated in three areas in Texas (Dallas/Fort Worth/Denton, East Texas and Houston), in northwest, northeast and central Louisiana, and at one location in southern Arkansas. The following table summarizes various information concerning these facilities:

       Location     Number of Plants  Number of Trucks
       --------     ----------------  ----------------

       Texas               27                335
       Louisiana           18                107
       Arkansas             1                  5

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

The remainder of the major products manufactured and marketed by the Registrant within the concrete products segment are summarized by location below:

                Location                Products Produced/Sold
                --------                -----------------------

        Dallas/Fort Worth, Texas      Concrete block and brick
                                      Sakrete and related products

        Austin, Texas                 Sakrete and related products

        Houston, Texas                Sakrete and related products

        Corpus Christi, Texas         Concrete block and pipe

        New Orleans, Louisiana        Concrete pipe

        Baton Rouge, Louisiana        Concrete pipe

        Central Louisiana             Concrete block and pipe

        Northeast Louisiana           Concrete block and pipe
                                      Sakrete and related products
                                      Bridge Spans
                                      Clay Brick

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

The Registrant's enterprise employs approximately 3,400 persons, of whom 1,300 are engaged in steel operations and the balance in cement/concrete.


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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

None

ITEM 4a.   EXECUTIVE OFFICERS OF THE REGISTRANT
           ------------------------------------

Information on executive officers of the Registrant is presented below:

                                                   Positions with Registrant,
                                                            Other
Name                         Age           Employment During Last Five (5) Years
----                         ---           -------------------------------------

Robert D. Rogers              61           President and Chief Executive
                                           Officer and Director

Barry M. Bone                 39           Vice President - Real Estate (since
                                           1995); Director of Corporate
                                           Real Estate (1992 to 1995)

                                           President, Brookhollow Corporation

Melvin G. Brekhus             48           Vice President - Cement (since 1995);
                                           Vice President - Cement Production
                                           (1992 to 1995)

Brooke E. Brewer              55           Vice President - Human Resources

Roman J. Figueroa             51           Vice President - Aggregates

Carlos E. Fonts               57           Vice President - Corporate
                                           Development (since 1996); Manager
                                           Latin America, Alex Brown & Sons
                                           (1995); Fonts & Associates (1992 to
                                           1995)

Richard M. Fowler             54           Vice President - Finance and Chief
                                           Financial Officer

James R. McCraw               53           Vice President - Controller

Robert C. Moore               63           Vice President - General Counsel
                                           and Secretary

Tommy A. Valenta              48           Vice President - Concrete (since
                                           1995); Vice President - North Texas
                                           Concrete/Cement Marketing (1992 to
                                           1995)

Kenneth R. Allen              39           Vice President (since 1996) and
                                           Treasurer

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY
          --------------------------------------------------------------
          HOLDER MATTERS
          --------------

The shares of common stock, $1 par value, of the Registrant are traded on the New York Stock Exchange (ticker symbol TXI). At May 31, 1997, the approximate number of shareholders of common stock of the Registrant was 3,796. Common stock market prices, dividends and certain other items are presented in the Notes to Consolidated Financial Statements entitled "Quarterly Financial Information" on page 24, incorporated herein by reference. The restriction on the payment of dividends described in the Notes to Consolidated Financial Statements entitled " Long-term Debt" on page 19 and 20 is incorporated herein by reference. At the January 1997 Board of Directors' meeting, the Directors voted to declare a two-for-one stock split and increase the quarterly cash dividend from five cents per share to seven and one-half cents per share.


ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

        TEXAS INDUSTRIES, INC. AND SUBSIDIARIES
        ----------------------------------------------------------------------------------------------------
        $ In thousands except per share              1997        1996        1995        1994        1993
        ----------------------------------------------------------------------------------------------------
        RESULTS OF OPERATIONS
         Net sales                                 $973,824    $967,449    $830,526    $707,147    $614,292
         Operating profit                           154,535     165,904     112,635      82,130      44,572
         Net income                                  75,474      79,954      48,017      25,751       1,058
         Return on average common equity               17.3%       21.0%       13.8%        8.1%         .4%

        PER SHARE INFORMATION
         Net income (primary)                      $   3.40    $   3.52    $   1.94    $   1.15    $    .06
         Cash dividends                                 .25         .20         .15         .10         .10
         Book value                                   20.36       18.47       13.81       15.57       12.74

        FOR THE YEAR
         Cash from operations                      $109,899    $127,463    $115,864    $ 51,372    $ 49,361
         Capital expenditures                        85,188      79,300      48,751      23,305      17,212

        YEAR END POSITION
         Total assets                              $847,923    $801,063    $753,055    $749,120    $757,300
         Net working capital                        242,994     219,345     187,603     161,383     159,408
         Long-term debt                             176,056     160,209     185,274     171,263     267,243
         Shareholders' equity                       452,811     420,022     343,109     352,671     282,511
         Long-term debt to total
          capitalization                               28.0%       27.6%       35.1%       32.7%       48.6%

        OTHER INFORMATION
         Average common shares
          outstanding (in 000's)                     22,243      22,742      24,851      22,654      22,169
         Number of common stockholders                3,796       4,017       4,445       4,647       5,061
         Number of employees                          3,400       3,000       2,800       2,700       2,700
         Wages, salaries and employee
          benefits                                 $145,953    $141,233    $114,366    $102,853    $ 96,891
         Common stock prices
          (high-low)                                34 - 20     34 - 17     19 - 14     19 - 10      14 - 9

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

In April 1997, plans to construct a new structural mill in the eastern United States were announced. With production scheduled to begin in 1999, the new mill's annual capacity is expected to exceed one million tons and produce a full range of structural beams (up to 36 inches in depth) and sheet pile sections. The mill will be positioned to replace the decrease in production caused by the reduction in domestic suppliers experienced over the last few years. Patented technologies and existing material recycling expertise will be incorporated in the new facility.

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

RESULTS OF OPERATIONS

NET SALES

Consolidated 1997 net sales increased $6.4 million over 1996 to $973.8 million.

Steel sales were $616.7 million, up $9 million from the previous year.
Shipments increased 30,000 tons to a record level of 1,620,000 tons with average selling prices declining slightly. The demand for structural products from domestic sources remained strong as prices for structural mill products were comparable to 1996. Bar product shipments were 16% higher than the previous year with somewhat lower average selling prices. Special Bar Quality shipments increased 6%. Export sales were level at 4% of total shipments because of the continued strong domestic market. Chaparral uses its ability to adjust its product mix to maximize profit margins.

Cement/concrete sales, at $357.1 million were below sales of the prior year as a result of lower volumes. Unusually wet weather impacted construction activity in Texas and Louisiana during much of the year. Cement average trade pricing was up 10% over 1996 with shipments down 12%. Ready-mix net sales reflect 6% higher pricing on 9% lower volumes. Overall aggregate prices increased slightly from 1996 with volumes somewhat lower. Sales of other products reflect the 1996 acquisition of expanded shale and clay aggregate facilities in California.

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

BUSINESS SEGMENTS

                                                       Year ended May 31,
     ----------------------------------------------------------------------------
     In thousands                                  1997       1996         1995
     ----------------------------------------------------------------------------
     NET SALES
       Bar mill                                  $178,227   $157,130     $167,962
       Structural mills                           435,242    447,115      359,845
       Transportation service                       3,207      3,411        4,004
                                                 --------   --------     --------
       TOTAL STEEL                                616,676    607,656      531,811

       Cement                                     133,256    137,773      115,531
       Ready-mix                                  148,861    154,105      114,568
       Stone, sand & gravel                        76,070     78,198       64,285
       Other products                              79,783     70,690       58,615
       Interplant                                 (80,822)   (80,973)     (54,284)
                                                 --------   --------     --------
       TOTAL CEMENT/CONCRETE                      357,148    359,793      298,715
                                                 --------   --------     --------
       TOTAL NET SALES                           $973,824   $967,449     $830,526
                                                 ========   ========     ========


     UNITS SHIPPED
       Bar mill (tons)                                525        453          475
       Structural mills (tons)                      1,095      1,137        1,036
                                                 --------   --------     --------
       TOTAL STEEL TONS                             1,620      1,590        1,511

       Cement (tons)                                2,082      2,363        2,226
       Ready-mix (cubic yards)                      2,813      3,088        2,415
       Stone, sand & gravel (tons)                 15,501     15,706       12,375


     STEEL OPERATIONS
       Gross profit                              $132,309   $130,050   $   94,761
       Less:  Depreciation & amortization          33,153     32,493       33,887
              Selling, general & administrative    29,197     26,099       20,362
              Other income                         (1,528)    (4,318)      (3,116)
                                                 --------   --------     --------
       OPERATING PROFIT                            71,487     75,776       43,628


     CEMENT/CONCRETE OPERATIONS
       Gross profit                               125,942    128,246      101,678
       Less:  Depreciation, depletion &
              amortization                         19,918     15,964       14,669
              Selling, general & administrative    25,616     23,867       20,806
              Other income                         (2,640)    (1,713)      (2,804)
                                                 --------   --------     --------
       OPERATING PROFIT                            83,048     90,128       69,007
                                                 --------   --------     --------
     TOTAL OPERATING PROFIT                      $154,535   $165,904   $  112,635


                                                            Year ended May 31,
     ---------------------------------------------------------------------------------
     In thousands                                       1997       1996         1995
     ---------------------------------------------------------------------------------
     CORPORATE RESOURCES
      Other income                                    $  7,680   $  7,088     $  1,651
      Less:  Depreciation & amortization                   838        823          786
             Selling, general & administrative          19,270     17,168       15,502
                                                      --------   --------     --------
                                                       (12,428)   (10,903)     (14,637)

     INTEREST EXPENSE                                  (18,885)   (19,960)     (20,117)
                                                      --------   --------     --------

     INCOME BEFORE TAXES &
      OTHER ITEMS                                     $123,222   $135,041     $ 77,881
                                                      ========   ========     ========


     CAPITAL EXPENDITURES
      Steel                                           $ 33,776   $ 20,630     $ 16,234
      Cement/concrete                                   49,327     57,628       27,781
      Corporate                                          2,085      1,042        4,736
                                                      --------   --------     --------
                                                      $ 85,188   $ 79,300     $ 48,751
                                                      ========   ========     ========


     IDENTIFIABLE ASSETS
      Steel                                           $494,210   $475,337     $469,827
      Cement/concrete                                  274,880    243,081      189,096
      Corporate                                         78,833     82,645       94,132
                                                      --------   --------     --------
                                                      $847,923   $801,063     $753,055
                                                      ========   ========     ========

     See notes to consolidated financial statements.

COST OF PRODUCTS SOLD

Consolidated cost of products sold including depreciation, depletion and amortization, was $767.0 million in 1997, a $10.3 million increase over 1996. Steel cost of sales of $517.4 million increased $7.4 million due primarily to the 30,000 ton increase in shipments as per ton costs were slightly lower than 1996. While scrap costs were comparable to the prior year, combined rolling costs decreased. Cement/concrete costs of $249.6 million were up $2.9 million in 1997 as higher unit manufacturing cost of cement and ready-mix distribution costs offset the effect of lower cement volumes.

The 1996 cost of products sold was $756.7 million, an increase of $74.9 million over the prior year. Steel cost of sales, at $510.0 million, increased $40.6 million due to greater shipments and a 4% increase in average cost per ton. Higher scrap and melt shop conversion costs contributed to the increase, as well as, slightly higher combined rolling costs. Cement/concrete costs of $246.7 million represented a 17% increase over the prior year due to higher volumes. Unit manufacturing cost of cement was comparable to 1995.

OPERATING PROFIT

Operating profit of $154.5 million decreased 7% from the record levels of 1996. Steel profits were $4.3 million lower as improved margins from increased volumes were offset by higher selling, general and administrative expenses and reduction in other income. Cement/concrete profits were $7.1 million below 1996 levels primarily due to reduced shipments caused by the unusually wet weather experienced during the year.

Record operating profit in 1996 of $165.9 million represented a 47% increase over 1995 which had set record profits as well. Both businesses continued to improve significantly. Steel profits grew $32.1 million as unit margins improved 27% during the year. Cement/concrete profits rose $21.1 million. Increased shipments combined with higher cement prices of approximately $6 per ton and flat unit manufacturing costs contributed to improved margins.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES AND OTHER INCOME

Selling, general and administrative expense including depreciation and amortization increased $7.7 million to $76.5 million in 1997. Steel costs at $29.3 million increased $3.1 million primarily due to higher provisions for employee incentive programs. Cement/concrete at $27.1 million increased $2.5 million and corporate resources at $20.1 million increased $2.1 million as increases due to expanded operations were offset by reduced employee incentive expense.

Total 1996 SG&A including both operations and corporate resources increased $10.6 million to $68.9 million, principally due to higher provisions for employee incentive and profit sharing expense.

Combined other income of $11.8 million in 1997 decreased $1.3 million from the prior year. Corporate resources other income included $6.3 million generated by the Company's real estate operations during 1997 compared with $6.1 million in 1996.

INTEREST EXPENSE

Interest expense at $18.9 million in 1997 was $1.1 million lower than 1996 due to a reduction in the average outstanding debt.

FINANCIAL CONDITION

Net income at $75.5 million was $4.5 million below the record level of the previous year as unusually wet weather in the Texas region reduced shipments despite strong underlying demand. Cash provided by operations of $109.9 million funded $85.2 million in capital expenditures. Long-term borrowings exceeded repayments by $15.8 million as the Company repurchased $41.6 million of its Common Stock. Shareholders' equity increased $32.8 million to $452.8 million. The long-term debt to total capitalization ratio of 28% at May 31, 1997 was comparable to that at the prior year-end.

Working capital grew $23.7 million to $243.0 million. Notes and accounts receivable increased to $122.8 million as record steel shipments in the month of May 1997 offset reduced cement/concrete receivables. Total inventories increased $16.6 million in 1997. Chaparral's inventories increased $9.2 million on record production while 1996 inventories increased by $20.4 million due to higher raw material costs. These changes in inventory levels increased cash provided by operations by $11.2 million from 1996 to 1997. Property sales from the Company's real estate operations in 1997 provided $11.9 million in operating cash including $2.6 million reduction in short-term notes receivable compared to $5.3 million net of $6.9 million in additional short-term notes receivable in 1996.

Capital expenditures totaled $85.2 million in 1997, $33.8 million in Chaparral and $51.4 million in TXI. The increased expenditures reflect expansion projects, as well as, normal replacement and technological upgrade of existing equipment. Capital budget plans for 1998 are estimated to reach $120 million as the Company continues to expand and upgrade its current operations. In April 1997, Chaparral announced plans to construct a new structural mill in the eastern United States with production scheduled to begin in 1999. Expenditures of $50 million are anticipated in fiscal 1998 with a total capital commitment of $450 million over the next five years.

Financing activities used $34.5 million cash in 1997, a decline of $10.3 million from 1996. Long-term debt increased $15.8 million in 1997 compared to a reduction of $25 million in 1996. The Company purchased $41.6 million of its Common Stock pursuant to a decision announced in October 1996 authorizing the repurchase of shares for general corporate purposes. Chaparral purchased an additional $3.8 million of its common stock in 1997 having purchased $12.5 million in 1996. In January 1997, TXI declared a two-for-one stock split and 50% increase in the quarterly cash dividend rate resulting in a 20% increase in cash dividends paid in 1997 over 1996.

At May 31, 1997, $40 million was outstanding and an additional $8.9 million utilized to support letters of credit under the Company's $100 million long-term bank line of credit. The credit line expires in September 2001. In addition Chaparral has a short-term bank credit facility totaling $10 million which will expire in December 1997 if not renewed. No borrowings were made during 1997 under the agreement.

On May 22, 1997 the Company made an offer to merge with Chaparral Steel Company. Under the terms of the offer, owners of the approximately 4.4 million publicly traded shares of Chaparral would receive consideration of $14.25 per share. It is anticipated that the cost of the merger, should it occur, would be funded out of new long-term borrowings.

The Company, in keeping with its policy of generally financing major capital expansion projects with long-term borrowing, is currently in the early stages of negotiating with various financial institutions regarding funding of Chaparral's new structural mill and is confident that it will be successful in obtaining all funds necessary to complete the project. Working capital, investments and replacement assets are funded out of cash flow from operations. The Company expects current financial resources and cash from 1998 operations to be sufficient to provide funds for planned capital expenditures, scheduled debt payments and other known working capital needs for fiscal 1998. If additional funds are required to accomplish long-term expansion of operations, management believes that funding can be obtained through lending or equity sources to meet such requirements.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------


                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page

Report of Independent Auditors............................................    13

Consolidated Balance Sheets - May 31, 1997 and 1996.......................    14

Consolidated Statements of Income - Years ended May
   31, 1997, 1996 and 1995................................................    15

Consolidated Statements of Cash Flows - Years ended
   May 31, 1997, 1996 and 1995............................................    16

Consolidated Statements of Shareholders' Equity -
   Years ended May 31, 1997, 1996 and 1995................................    17

Notes to Consolidated Financial Statements................................    18

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
Texas Industries, Inc.


We have audited the accompanying consolidated balance sheets of Texas Industries, Inc. and subsidiaries as of May 31, 1997 and 1996, and the related consolidated statements of income, cash flows and changes in shareholders' equity for each of the three years in the period ended May 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Texas Industries, Inc. and subsidiaries at May 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 1997, in conformity with generally accepted accounting principles.



                                         Ernst & Young LLP



Dallas, Texas
July 8, 1997

                          CONSOLIDATED BALANCE SHEETS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

                                                          May 31,
----------------------------------------------------------------------
In thousands                                          1997      1996
----------------------------------------------------------------------
ASSETS
CURRENT ASSETS
 Cash                                               $ 19,834  $ 28,055
 Notes and accounts receivable                       122,783   113,762
 Inventories                                         167,146   150,526
 Prepaid expenses                                     34,613    32,574
                                                    --------  --------
      TOTAL CURRENT ASSETS                           344,376   324,917

OTHER ASSETS
 Real estate and other investments                    14,920    19,751
 Goodwill and other intangibles                       63,297    60,377
 Other                                                26,553    20,713
                                                    --------  --------
                                                     104,770   100,841

PROPERTY, PLANT AND EQUIPMENT
 Land and land improvements                          118,248   110,836
 Buildings                                            66,156    60,610
 Machinery and equipment                             815,019   766,434
                                                    --------  --------
                                                     999,423   937,880
 Less allowances for depreciation                    600,646   562,575
                                                    --------  --------
                                                     398,777   375,305
                                                    --------  --------
                                                    $847,923  $801,063
                                                    ========  ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Trade accounts payable                             $ 51,021  $ 56,652
 Accrued interest, wages and other items              36,909    35,446
 Current portion of long-term debt                    13,452    13,474
                                                    --------  --------
      TOTAL CURRENT LIABILITIES                      101,382   105,572

LONG-TERM DEBT                                       176,056   160,209

DEFERRED FEDERAL INCOME TAXES AND OTHER
 CREDITS                                              80,080    80,139

MINORITY INTEREST                                     37,594    35,121

SHAREHOLDERS' EQUITY
 Common stock, $1 par value                           25,067    12,534
 Additional paid-in capital                          255,149   266,303
 Retained earnings                                   262,774   193,929
 Cost of common shares in treasury                   (90,179)  (52,744)
                                                    --------  --------
                                                     452,811   420,022
                                                    --------  --------
                                                    $847,923  $801,063
                                                    ========  ========

See notes to consolidated financial statements.

                       CONSOLIDATED STATMENTS OF INCOME
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

                                                   Year Ended May 31,
------------------------------------------------------------------------
In thousands except per share                1997      1996       1995
------------------------------------------------------------------------
NET SALES                                  $973,824   $967,449  $830,526

COSTS AND EXPENSES (INCOME)
 Cost of products sold                      767,030    756,715   681,824
 Selling, general and administrative         76,535     68,852    58,275
 Interest                                    18,885     19,960    20,117
 Other income                               (11,848)   (13,119)   (7,571)
                                           --------   --------  --------
                                            850,602    832,408   752,645
                                           --------   --------  --------
  INCOME BEFORE THE FOLLOWING ITEMS         123,222    135,041    77,881

Income taxes                                 41,189     47,256    25,700
                                           --------   --------  --------
                                             82,033     87,785    52,181

Minority interest in Chaparral               (6,559)    (7,831)   (4,164)
                                           --------   --------  --------
  NET INCOME                               $ 75,474   $ 79,954  $ 48,017
                                           ========   ========  ========


Average common shares                        22,243     22,742    24,851

Net income per common share                $   3.40   $   3.52  $   1.94
                                           ========   ========  ========

Cash dividends                             $    .25   $    .20  $    .15
                                           ========   ========  ========


See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

                                                        Year Ended May 31,
--------------------------------------------------------------------------------
In thousands                                       1997        1996        1995
--------------------------------------------------------------------------------
OPERATING ACTIVITIES
 Net income                                     $  75,474   $  79,954  $ 48,017
 Loss (gain) on disposal of assets                  2,131         977    (1,994)
 Non-cash items
  Depreciation, depletion and amortization         53,909      49,280    49,342
  Deferred taxes                                      683       6,822     5,434
  Undistributed minority interest                   5,684       6,771     3,028
  Other - net                                       6,367       6,454     4,798
 Changes in operating assets and liabilities
  Notes and accounts receivable                   (12,570)    (13,417)  (22,608)
  Inventories and prepaid expenses                (22,607)    (22,921)   10,781
  Accounts payable and accrued liabilities         (3,552)      3,637    17,935
  Real estate and investments                       4,380       9,906     1,131
                                                ---------   ---------  --------
    Net cash provided by operations               109,899     127,463   115,864

INVESTING ACTIVITIES
 Capital expenditures                             (85,188)    (79,300)  (48,751)
 Proceeds from disposition of assets                5,281       1,799     3,132
 Other - net                                       (3,733)     (3,154)   (1,456)
                                                ---------   ---------  --------
    Net cash used by investing                    (83,640)    (80,655)  (47,075)

FINANCING ACTIVITIES
 Repayments of short-term borrowing                    --          --   (15,000)
 Proceeds of long-term borrowing                   69,206      97,552    50,485
 Debt retirements                                 (53,392)   (126,593)  (50,127)
 Purchase of treasury shares                      (41,572)       (417)  (54,688)
 Purchase of Chaparral stock                       (3,770)    (12,506)       --
 Dividends paid                                    (5,361)     (4,451)   (3,618)
 Other - net                                          409       1,674    (1,619)
                                                ---------   ---------  --------
    Net cash used by financing                    (34,480)    (44,741)  (74,567)
                                                ---------   ---------  --------
Increase (decrease) in cash                        (8,221)      2,067    (5,778)

Cash at beginning of year                          28,055      25,988    31,766
                                                ---------   ---------  --------
Cash at end of year                             $  19,834   $  28,055  $ 25,988
                                                =========   =========  ========


See notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

-----------------------------------------------------------------------------------------------------------------
                                                      Common
                                                      Stock     Additional               Treasury      Total
                                          Preferred   $1 Par     Paid-in      Retained    Common     Shareholders'
In thousands                               Stock       Value     Capital      Earnings    Stock        Equity
-----------------------------------------------------------------------------------------------------------------
May 31, 1994                                $598      $12,534    $265,790    $ 75,511    $ (1,762)   $352,671

  Net income                                                                   48,017                  48,017
  Cash dividends
    Preferred stock - $5 a share                                                  (30)                    (30)
    Common stock - $.15 a share                                                (3,588)                 (3,588)
  Treasury stock issued for bonuses and
   options - 40,508 shares                                            255        (323)        795         727
  Treasury stock purchased - 2,996,956
   shares                                                                                 (54,688)    (54,688)
                                          ------      -------    --------    --------    --------    --------
May 31, 1995                                 598       12,534     266,045     119,587     (55,655)    343,109


  Net income                                                                   79,954                  79,954
  Cash dividends                                                                  (28)                    (28)
    Preferred stock - $4.72 a share
    Common stock - $.20 a share                                                (4,423)                 (4,423)
  Treasury stock issued for bonuses and
   options - 194,628 shares                                           288      (1,161)      3,328       2,455
  Treasury stock purchased - 15,696
   shares                                                                                    (417)       (417)
  Retirement of preferred stock             (598)                     (30)                               (628)
                                          ------      -------    --------    --------    --------    --------
May 31, 1996                                 --        12,534     266,303     193,929     (52,744)    420,022


  Net income                                                                   75,474                  75,474
  Cash dividends
    Common stock - $.25 a share                                                (5,361)                 (5,361)
  Shares issued under two-for-one stock
   split                                               12,533     (12,533)                                --
  Treasury stock issued for bonuses and
   options - 262,497 shares                                         1,379      (1,268)      4,137       4,248
  Treasury stock purchased - 1,566,554
   shares                                                                                 (41,572)    (41,572)
                                          ------      -------    --------    --------    --------    --------
May 31, 1997                              $  --       $25,067    $255,149    $262,774    $(90,179)   $452,811
                                          ======      =======    ========    ========    ========    ========

At May 31, 1997, Common Stock and Additional Paid-in Capital include $127.8 million of accumulated transfers from Retained Earnings in connection with stock dividends.

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Texas Industries, Inc. (the Company or TXI), through its subsidiaries, is a producer of steel and cement/concrete products for the construction and manufacturing industries. Chaparral Steel Company (Chaparral) produces beam, merchant and special bar quality rounds, reinforcing bars and channels, primarily for markets in North America and, under certain market conditions, Europe and Asia. Cement/concrete operations supply cement and aggregates, ready-mix, pipe, block and brick from facilities concentrated primarily in Texas and Louisiana, with several products marketed throughout the U.S.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ESTIMATES: The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and all subsidiaries. The minority interest represents the separate public ownership of Chaparral, 15.5% at May 31, 1997 and 16.4% at May 31, 1996.

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

EARNINGS PER SHARE: Earnings per share are computed by deducting preferred dividends from net income and adjusting for amortization of additional goodwill in connection with the contingent payment for the acquisition of Chaparral, then dividing this amount by the weighted average number of common shares outstanding during the period, including common stock equivalents. Earnings per share and all other common share information have been adjusted to give effect to the two-for-one stock split in February 1997.

Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS
128), which is not effective until December 15, 1997, will change the method currently used to compute earnings per share and require the restatement of all prior periods. The impact is expected to result in an increase in basic earnings per share over primary earnings per share of $.08, $.09 and $.02, for the fiscal years ended 1997, 1996 and 1995, respectively.

INTANGIBLE ASSETS: Goodwill and other intangibles is presented net of accumulated amortization of $17.9 million at May 31, 1997 and $15.0 million at May 31, 1996. Goodwill resulting from the acquisition of Chaparral of $57.2 million at May 31, 1997 and $59.2 million at May 31, 1996 (net of accumulated amortization), is being amortized currently on a straight-line basis over a 40-year period. Other intangibles consisting primarily of goodwill and non-compete agreements are being amortized on a straight-line basis over periods of 2 to 15 years. Management reviews remaining goodwill and other intangibles with consideration toward recovery through future operating results (undiscounted) at the current rates of amortization.

COMMISSIONING COSTS: The Company's policy for new facilities is to capitalize certain costs until the facility is substantially complete and ready for its intended use. Chaparral substantially completed its large beam mill during the third quarter of fiscal 1992. Deferred costs totaling $15.1 million were amortized over a five-year period. The annual amount of amortization charged to income was $2.0 million in 1997 and $3.0 million in 1996 and 1995.

INCOME TAXES: Accounting for income taxes uses the liability method of recognizing and classifying deferred income taxes. The Company joins in filing a consolidated return with its subsidiaries. Current and deferred tax expense is allocated among the members of the group based on a stand-alone calculation of the tax of the individual member.

FINANCIAL INSTRUMENTS: The estimated fair value of each class of financial instrument as of May 31, 1997 approximates carrying value except for Chaparral's long-term debt. The fair value of long-term debt at May 31, 1997, estimated by applying discounted cash flow analysis based on interest rates currently available to the Company for such debt with similar terms and remaining maturities, is approximately $198.2 million compared to the carrying amount of $189.5 million.

Certain amounts in the 1995 and 1996 financial statements have been reclassified to conform to the 1997 presentation.

WORKING CAPITAL

Working capital totaled $243.0 million at May 31, 1997, compared to $219.3 million at the prior year-end.

Notes and accounts receivable of $122.8 million at May 31, 1997, compared with $113.8 million in 1996, are presented net of allowances for doubtful receivables of $2.5 million in 1997 and $3.1 million in 1996.

Inventories are stated at cost (not in excess of market) generally using the last-in, first-out method (LIFO). If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $11.7 million in 1997 and $14.2 million in 1996.

Inventories are summarized as follows:

        ------------------------------------------------------------
        In thousands                                 1997      1996
        ------------------------------------------------------------

        Finished products                         $ 77,021  $ 64,347
        Work in process                             27,162    23,345
        Raw materials and supplies                  62,963    62,834
                                                  --------  --------
                                                  $167,146  $150,526
                                                  ========  ========

LONG-TERM DEBT

Long-term debt is comprised of the following:

        -----------------------------------------------------------------
        In thousands                                     1997      1996
        -----------------------------------------------------------------
        Bank obligations, maturing through
          2001, interest rates from 6.31%
          to 6.38%  (.625% over LIBOR)                 $ 40,000  $  9,000
        Senior notes due through 2008,
          interest rates average 7.28%                   75,000    75,000
        Senior notes of Chaparral, due
          through 2004, interest rates
          average 10.2%                                  56,000    64,000
        First mortgage notes of Chaparral,
          due through 1999, interest
          rate 14.2%                                      8,182    14,320
        Pollution control bonds, due
          through 2007, interest rate
          6.38% (75% of prime)                            7,935     8,615
        Other, maturing through 2005,
          interest rates from 8% to 10%                   2,391     2,748
                                                       --------  --------
                                                        189,508   173,683
        Less current maturities                          13,452    13,474
                                                       --------  --------
                                                       $176,056  $160,209
                                                       ========  ========

Annual maturities of long-term debt for each of the five succeeding years are $13.5, $13.3, $9.0, $8.9 and $48.7 million.

The Company has available a bank-financed $100 million long-term line of credit. In addition to the $40 million currently outstanding under this line, $8.9 million has been utilized to support letters of credit. Commitment fees at a current annual rate of .22% are paid on the unused portion of this line. In addition, Chaparral has available a bank-financed $10 million short-term line of credit which will expire December 31, 1997, if not renewed. The interest chargeable on borrowings under this line is .375% over LIBOR. Commitment fees at an annual rate of .125% are paid on the unused portion of this line.

Loan agreements contain covenants which provide for minimum working capital, restrictions on purchases of treasury stock and payment of dividends on common stock, and limitations on incurring certain indebtedness and making certain investments. Under the most restrictive of these agreements, the aggregate amount of annual cash dividends on common stock is limited based on the ratio, excluding Chaparral, of earnings before interest, taxes, depreciation and amortization plus dividends from Chaparral to fixed charges. In addition, Chaparral loan agreements restrict dividends and advances to its shareholders, including the parent company, to $52 million as of May 31, 1997. The Company and Chaparral are in compliance with all loan covenant restrictions.

Property, plant and equipment, principally Chaparral's, carried at a net amount of approximately $215.4 million at May 31, 1997 is mortgaged as collateral for $9.4 million of secured debt.

The amount of interest paid was $19.3 million in 1997, $18.9 million in 1996 and $18.4 million in 1995. Interest capitalized totalled $190,000 in 1997.

SHAREHOLDERS' EQUITY

Common stock consists of:

        ------------------------------------------------------------------
        In thousands                                          1997    1996
        ------------------------------------------------------------------

        Shares authorized                                   40,000  40,000
        Shares outstanding at May 31                        20,896  22,200
        Average shares outstanding including equivalents    22,243  22,742
        Shares held in treasury                              4,171   2,867
        Shares reserved for stock options and other          2,163   2,422


There are authorized 100,000 shares of Cumulative Preferred Stock, no par value, of which 20,000 shares are designated $5 Cumulative Preferred Stock (Voting), redeemable at $105 per share and entitled to $100 per share upon dissolution.
On March 29, 1996 the Company redeemed and retired all outstanding shares of such $5 Cumulative Preferred Stock. An additional 25,000 shares are designated Series B Junior Participating Preferred Stock. The Series B Preferred Stock is not redeemable and ranks, with respect to the payment of dividends and the distribution of assets, junior to (i) all other series of the Preferred Stock unless the terms of any other series shall provide otherwise and (ii) the $5 Cumulative Preferred Stock. Pursuant to a Rights Agreement, in November 1996, the Company distributed a dividend of one preferred share purchase right for each outstanding share of the Company's Common Stock. Each right entitles the holder to purchase from the Company one two-thousandth of a share of the Series B Junior Participating Preferred Stock at a price of $122.50 per one two-thousandth share of Series B Preferred Stock, subject to adjustment. The rights will expire on November 1, 2006 unless the date is extended or the rights are earlier redeemed or exchanged by the Company pursuant to the Rights Agreement.

STOCK OPTION PLANS

The Company's stock option plans provide that non-qualified and incentive stock options to purchase Common Stock may be granted to directors, officers and key employees at market prices at date of grant. Generally, options become exercisable in installments beginning one or two years after date of grant and expire six or ten years later depending on the initial date of grant. The Company has elected to continue utilizing the accounting prescribed by APB No. 25 for stock issued under these plans and therefore no compensation cost has been recognized. If compensation cost had been determined based on the fair value at the date of grant consistent with the method prescribed by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

        ---------------------------------------------
        In thousands                    1997    1996
        ---------------------------------------------

        Net income
          As reported                  75,474  79,954
          Pro forma                    74,272  79,548
        Primary earnings per share
          As reported                    3.40    3.52
          Pro forma                      3.36    3.51

Because the method of accounting under SFAS No. 123 has not been applied to options granted prior to June 1, 1995 the pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option grant is estimated on the date of grant for purposes of the pro forma disclosures using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants made in 1997 and 1996, respectively: dividend yield of 1.05% and .89%, expected volatility of 24% and 24%; risk-free interest rates of 6.38% and 6.15% and expected lives of 6.4 and 6.4 years.

A summary of option transactions for the two years ended May 31, 1997 follows:


                                                                  Weighted Average
                                           Shares Under  Option     Option Price
        ---------------------------------------------------------------------------
                                            1997        1996       1997      1996
        ---------------------------------------------------------------------------
        Outstanding at June 1             1,232,598   1,096,882    $15.98    $12.70
         Granted                            809,200     374,400     26.96     22.74
         Exercised                         (234,067)   (192,444)    10.35     11.05
         Cancelled                          (10,600)    (46,240)    22.66     13.45
                                          ---------   ---------    ------    ------
        Outstanding at May 31             1,797,131   1,232,598    $21.62    $15.98

        Options exerciseable at May 31      347,491     329,918    $15.18    $11.04

        Weighted-average fair value of
         options granted during the
         year                                                      $ 9.46    $ 7.98


As of May 31, 1997, the 1.8 million option shares outstanding have an exercise price between $10.19 and $32.54 and a weighted-average remaining life of 8.0 years. In addition, 240,440 shares were available for future grants.

INCOME TAXES

The Company made income tax payments of $39.5 million, $38.7 million, and $19.7 million in 1997, 1996 and 1995, respectively.

The provisions for income taxes are composed of:

 -----------------------------------------
 In thousands     1997     1996     1995
 -----------------------------------------

     Current     $40,506  $40,434  $20,266
     Deferred        683    6,822    5,434
                 -------  -------  -------
     Expense     $41,189  $47,256  $25,700
                 =======  =======  =======


A reconcilement from statutory federal taxes to the above provisions follows:

 ------------------------------------------------------------------------------
 In thousands                                       1997      1996      1995
 ------------------------------------------------------------------------------

 Taxes at statutory rate                          $43,127   $47,267   $ 27,258
  Tax credit carryforwards                             --        --       (333)
  Additional depletion                             (2,984)   (2,707)    (2,352)
  Goodwill                                            702       702        809
  State income tax                                    912     1,905        552
  Non taxable insurance benefits                     (664)     (561)      (502)
  Other - net                                          96       653        268
                                                  -------   -------   --------
                                                  $41,189   $47,256    $25,700
                                                  =======   =======    =======


The components of the net deferred tax liability at May 31 are summarized below:

 ----------------------------------------------------------------
 In thousands                                    1997      1996
 ----------------------------------------------------------------
 Deferred tax assets
  Deferred compensation                        $ 5,523   $  4,732
  Expenses not currently tax deductible          8,332      9,496
  Tax cost in inventory                            586      3,698
                                               -------   --------
   Total deferred tax assets                    14,441     17,926

 Deferred tax liabilities
  Accelerated tax depreciation                  64,154     65,481
  Deferred real estate gains                     5,178      5,672
  Commissioning costs                               --        704
  Other                                          1,526      1,803
                                               -------   --------
   Total deferred tax liabilities               70,858     73,660
                                               -------   --------

 Net tax liability                              56,417     55,734
 Less current portion (asset)                   (6,236)   (10,175)
                                               -------   --------
 Net deferred tax liability                    $62,653   $ 65,909
                                               =======   ========


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

RETIREMENT PLANS

Substantially all employees of the Company are covered by a series of defined contribution retirement plans. The amount of pension expense charged to costs and expenses for the above plans was $3.4 million in 1997, $2.9 million in 1996 and $2.6 million in 1995. It is the Company's policy to fund the plans to the extent of charges to income.

INCENTIVE PLANS

All personnel employed as of May 31 share in the pretax income of the Company for the year then ended based on predetermined formulas. The duration of most of the plans is one year; certain executives are additionally covered under a three-year plan. All plans are subject to annual review by the Company's Board of Directors. The expense for these plans, included in selling, general and administrative, was $14.8 million, $15.1 million and $8.9 million for 1997, 1996 and 1995, respectively.

Certain executives of Chaparral participate in a deferred compensation plan based on a five-year average of earnings. Amounts recorded as expense (reduction) under the plan were $1.9 million, $.7 million and $(.1) million for 1997, 1996 and 1995, respectively.

OPERATING LEASES

Total expense for operating leases for mobile equipment, office space and other items (other than for mineral rights) amounted to $17.2 million in 1997, $16.4 million in 1996 and $12.0 million in 1995. Non-cancelable operating leases with an initial or remaining term of more than one year totaled $61.2 million at May 31, 1997. Annual lease payments for the five succeeding years are $15.2 million, $8.8 million, $8.6 million, $8.0 million and $6.6 million.

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

QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following is a summary of quarterly financial information (in thousands except per share):

     -------------------------------------------------------------
          1997              Aug.       Nov.       Feb.      May
     -------------------------------------------------------------

     Net Sales
       Steel              $ 149,527  $ 143,637  $147,715  $175,797
       Cement/concrete       96,415     90,739    68,903   101,091
                          ---------  ---------  --------  --------
                            245,942    234,376   216,618   276,888
                          =========  =========  ========  ========

     Operating profit
       Steel                 15,508     14,754    17,861    23,364
       Cement/concrete       25,513     22,557     8,176    26,802
                          ---------  ---------  --------  --------
                             41,021     37,311    26,037    50,166
                          =========  =========  ========  ========

     Net income              19,884     17,903    10,126    27,561

     Per share
       Net income*              .87        .79       .47      1.29
       Dividends                .05        .05      .075      .075
       Stock price
        High                34 5/16    33 7/16   29 5/16    29 1/4
        Low                 31 5/16   26 15/16    24 1/8    20 7/8

     -------------------------------------------------------------
     1996                   Aug.       Nov.       Feb.      May
     -------------------------------------------------------------

     Net Sales
       Steel              $ 138,141  $ 154,990  $158,954  $155,571
       Cement/concrete       93,963     89,271    76,086   100,473
                          ---------  ---------  --------  --------
                            232,104    244,261   235,040   256,044
                          =========  =========  ========  ========

     Operating profit
       Steel                 13,346     19,892    21,173    21,365
       Cement/concrete       24,844     21,903    13,685    29,696
                          ---------  ---------  --------  --------
                             38,190     41,795    34,858    51,061
                          =========  =========  ========  ========

     Net income              17,131     21,452    16,004    25,367

     Per share
       Net income               .76        .95       .70      1.11
       Dividends                .05        .05       .05       .05
       Stock price
        High                 24 7/8     27 5/8    31 1/8    34 5/8
        Low                17 13/16     23 1/4    25 1/8    30 1/4

     * The sum of these amounts does not equal the annual amount because of changes in the average number of common equity shares outstanding during the year.

MERGER PROPOSAL

On May 22, 1997, the Company made an offer to merge with Chaparral Steel Company. Of the approximately 28.4 million shares of Chaparral outstanding at May 31, 1997, the Company owns 24.0 million shares with the balance of the outstanding shares publicly traded on the New York Stock Exchange. Under the terms of the offer, owners of the publicly traded shares of Chaparral would receive consideration of $14.25 per share.

FINANCIAL INFORMATION OF REGISTRANT (Unaudited)

The following condensed balance sheets of the Registrant only (solely parent company) with subsidiaries carried on the equity method as of May 31, 1997 and 1996 and the related statements of income and cash flows for each of the three years in the period ended May 31, 1997, are furnished to satisfy disclosure requirements due to the percentage of consolidated net assets which reside in subsidiary companies and which are subject to third party restrictions.

Balance Sheets
--------------
                                                           May 31,
 ----------------------------------------------------------------------
 In thousands                                         1997       1996
 ----------------------------------------------------------------------
 Assets
 Current assets
  Cash                                              $     14   $  7,603
  Notes and accounts receivable                           --     54,043
  Inventories                                             --     24,654
  Prepaid expenses                                        --     17,722
                                                    --------   --------
   TOTAL CURRENT ASSETS                                   14    104,022

 Other assets
  Investment in and net advances to subsidiaries     574,894    313,997
  Other                                                1,714     19,244
                                                    --------   --------
                                                     576,608    333,241

 Property, plant and equipment
  Land and land improvements                              --     73,997
  Buildings                                               --     26,546
  Machinery and equipment                                 --    305,618
                                                    --------   --------
                                                          --    406,161
  Less allowances for depreciation and depletion          --    265,839
                                                    --------   --------
                                                          --    140,322
                                                    --------   --------
                                                    $576,622   $577,585
                                                    ========   ========

 Liabilities and shareholders' equity
 Current liabilities
  Trade accounts payable                            $      2   $ 17,502
  Accrued interest, wages and other items                301     17,793
  Current portion of long-term debt                      780      1,109
                                                    --------   --------
   TOTAL CURRENT LIABILITIES                           1,083     36,404

 Long-term debt                                      122,255     93,512

 Deferred federal income taxes and other credits         473     27,647

 Shareholders' equity
  Common stock, $1 par value                          25,067     12,534
  Additional paid-in capital                         255,149    266,303
  Retained earnings                                  262,774    193,929
  Cost of common shares in treasury                  (90,179)   (52,744)
                                                    --------   --------
                                                     452,811    420,022
                                                    --------   --------
                                                    $576,622   $577,585
                                                    ========   ========



Statements of Income
--------------------
                                                         Year Ended May 31,
 ------------------------------------------------------------------------------
 In thousands                                       1997        1996       1995
 ------------------------------------------------------------------------------

 Net sales                                      $     --   $ 347,511   $290,592

 Costs and expenses (income)
  Cost of products sold                               --     245,037    209,622
  Selling, general and administrative              1,105      38,802     34,264
  Interest                                         7,833      10,476      8,192
  Other income                                      (107)     (7,168)    (7,538)
                                                --------   ---------   --------
                                                   8,831     287,147    244,540
                                                --------   ---------   --------
    Income (loss) before the following items      (8,831)     60,364     46,052


 Income taxes (benefit)                           (2,981)     20,237     13,566
                                                --------   ---------   --------
    Income (loss) from operations                 (5,850)     40,127     32,486

 Equity in earnings of subsidiaries
  Income from continuing operations
   of subsidiaries                                81,324      39,827     15,531
                                                --------   ---------   --------
    NET INCOME                                  $ 75,474   $  79,954   $ 48,017
                                                ========   =========   ========


Statements of Cash Flows
------------------------

                                                         Year Ended May 31,
 ------------------------------------------------------------------------------
 In thousands                                       1997        1996       1995
 ------------------------------------------------------------------------------

 Net cash provided by operations                $ 23,935   $  71,770   $ 48,606

 Investing activities
  Capital expenditures                                --     (57,357)   (30,154)
  Proceeds from disposition of assets                 --       1,418      1,899
  Net investment in subsidiaries                 (18,558)      4,560       (566)
  Other - net                                         --      (2,260)    (1,696)
                                                --------   ---------   --------
   Net cash used by investing                    (18,558)    (53,639)   (30,517)

 Financing activities
  Proceeds of long-term borrowing                 68,750      97,500     49,500
  Debt retirements                               (38,530)   (108,686)   (29,324)
  Purchase of treasury shares                    (41,572)       (417)   (54,688)
  Dividends paid                                  (5,361)     (4,451)    (3,618)
  Other - net                                      3,747      (1,011)    (1,619)
                                                --------   ---------   --------
   Net cash used by financing                    (12,966)    (17,065)   (39,749)
                                                --------   ---------   --------
 Increase (decrease) in cash                      (7,589)      1,066    (21,660)

 Cash at beginning of year                         7,603       6,537     28,197
                                                --------   ---------   --------
 Cash at end of year                            $     14   $   7,603   $  6,537
                                                ========   =========   ========


Notes to Financial Information of Registrant
--------------------------------------------

For business purposes, the Company transferred its net operating assets to wholly-owned subsidiaries effective June 1, 1996.

Long-term Debt: Annual maturities of long-term debt for each of the five succeeding years are $.8, $.7, $.7, $.7, and $40.7 million. Long-term debt is comprised of the following:

        ----------------------------------------------------------------------------------------
        In thousands                                                       1997          1996
        ----------------------------------------------------------------------------------------

        Bank obligations, maturing through 2001, interest rates
         from 6.31% to 6.38% (.625% over LIBOR)                          $40,000        $ 9,000
        Senior notes due through 2008, interest rates
         average 7.28%                                                    75,000         75,000
        Pollution control bonds, due through 2007, interest rate
         6.38% (75% of prime)                                              7,935          8,615
        Other, interest rate 9.5%                                            100          2,006
                                                                         -------        -------
                                                                         123,035         94,621
        Less current maturities                                              780          1,109
                                                                         -------        -------
                                                                        $122,255        $93,512
                                                                        ========        =======

The Company has available a bank-financed $100 million long-term line of credit. In addition to the $40 million currently outstanding under this line, $8.9 million has been utilized to support letters of credit. Commitment fees at a current annual rate of .22% are paid on the unused portion of this line.

Dividends from Subsidiaries: The Company received cash dividends from subsidiaries of $31.9 million in 1997, $4.8 million in 1996 and $4.8 million in 1995.

Restricted Transfer of Assets from Subsidiaries: Chaparral has loan covenants that restrict the transfer of assets by loans, advances or dividends to the parent. These covenants require that Chaparral maintain minimum levels of working capital, restrict loans and the percentage of net income that can be distributed as dividends. The restricted net assets were $231.6 million and the restricted retained earnings were $92.3 million at May 31, 1997. The retained earnings of subsidiaries included in the consolidated retained earnings at May 31, 1997, were $116.1 million.



ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
          -----------------------------------------------------

None

                                   PART III

In accordance with paragraph (3) of General Instruction G to Form 10-K, Part III of this report is omitted because the Registrant will file with the Securities Exchange Commission, not later than 120 days after May 31, 1997, a definitive proxy statement pursuant to Regulation 14A involving the election of Directors. Reference is made to the sections of such proxy statement entitled "Security Ownership of Certain Beneficial Owners", "Election of Directors", "Executive Compensation", "Report of the Compensation Committee on Executive Compensation" and "Security Ownership of Management", which sections of such proxy statement are incorporated herein by reference. Information concerning the Registrant's executive officers is set forth under Part I, Item 4a of this report.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

(a)  Documents filed as a part of this report.

     (1)  Financial Statements

          Report of Independent Auditors
          Consolidated Balance Sheets - May 31, 1997 and 1996
          Consolidated Statements of Income - Years ended May 31, 1997, 1996 and 1995
          Consolidated Statements of Cash Flows - Years ended May 31, 1997, 1996 and 1995
          Consolidated Statements of Shareholders' Equity - Years ended May 31, 1997, 1996 and 1995
          Notes to Consolidated Financial Statements

     (2)  Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

     (3)  Listing of Exhibits

          3. (i) Articles of Incorporation (previously filed and incorporated by reference)
              (ii) By-laws (previously filed and incorporated by reference)

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

          21.  Subsidiaries of the Registrant

          23.  Consent of Independent Auditors

          24.  Power of Attorney for certain members of the Board of Directors

          27.  Financial Data Schedule (electronically filed only)

This schedule contains summary financial information extracted from the Registrant's May 31, 1997 Consolidated Financial Statements and is qualified in its entirety by reference to such financial statements.

(b)  Reports on Form 8-K

The Registrant filed a current report on Form 8-K dated May 30, 1997 and electronically transmitted on June 2, 1997, disclosing that it had on May 22, 1997 offered to acquire the remaining outstanding shares of public stock of Chaparral Steel Company not currently owned by Registrant.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of July, 1997.

                                 TEXAS INDUSTRIES, INC.



                              By /s/  Robert D. Rogers
                                 --------------------------------------
                                      Robert D. Rogers, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                           Title                           Date
   ---------                           -----                           ----

/s/ Robert D. Rogers        President and Chief Executive Officer  July 16, 1997
--------------------------  (Principal Executive Officer)
    Robert D. Rogers

/s/ Richard M. Fowler       Vice President - Finance and           July 16, 1997
--------------------------  Chief Financial Officer
    Richard M. Fowler       (Principal Financial Officer)


/s/ James R. McCraw         Vice President - Controller            July 16, 1997
--------------------------  (Principal Accounting Officer)
    James R. McCraw

/s/ Robert Alpert*          Director                               July 16, 1997
--------------------------
    Robert Alpert

/s/ Gordon E. Forward*      Director                               July 16, 1997
--------------------------
    Gordon E. Forward

/s/ Richard I. Galland*     Director                               July 16, 1997
--------------------------
    Richard I. Galland

/s/ Gerald R. Heffernan*    Director                               July 16, 1997
--------------------------
    Gerald R. Heffernan

/s/ James M. Hoak*          Director                               July 16, 1997
--------------------------
    James M. Hoak

/s/ Ralph B. Rogers*        Director                               July 16, 1997
--------------------------
    Ralph B. Rogers

/s/ Robert D. Rogers        Director                               July 16, 1997
--------------------------
    Robert D. Rogers

/s/ Ian Wachtmeister*       Director                               July 16, 1997
--------------------------
    Ian Wachtmeister

/s/ Elizabeth C. Williams*  Director                               July 16, 1997
--------------------------
    Elizabeth C. Williams

* BY  /s/ James R. McCraw   Vice President - Controller            July 16, 1997
      --------------------
          James R. McCraw

                               INDEX TO EXHIBITS

Exhibits                                                                   Page

 3.1     Articles of Incorporation......................................     *

 3.2     By-Laws........................................................     *

 4       Instruments defining rights of security holders................     *

 11.1    Statement re:  computation of per share earnings...............    32

 21.1    Subsidiaries of the Registrant.................................    33

 23.1    Consent of Independent Auditors................................    34

 24.1    Power of Attorney for certain members of the Board of Directors    35

 27      Financial Data Schedule........................................    **




     *  Previously filed and incorporated herein by reference.
     ** Electronically filed only.