Form 10-Q
period 1997-08-31
TEXAS INDUSTRIES INC
filed 1997-10-14
CIK 97472

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q



(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 1997


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

As of October 6, 1997, 20,958,463 shares of Registrant's Common Stock, $1.00 par value, were outstanding.

                                     INDEX

                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION                                              Page
-----------------------------

Item 1. Financial Statements

        Consolidated Balance Sheets -- August 31, 1997 and May 31, 1997.....  3

        Consolidated Statements of Income -- three months ended
            August 31, 1997 and August 31, 1996.............................  4

        Consolidated Statements of Cash Flows -- three months ended
            August 31, 1997 and August 31, 1996.............................  5

        Notes to Consolidated Financial Statements..........................  6

        Independent Accountants' Review Report.............................. 10

Item 2. Management's Discussion and Analysis of Operating Results
            and Financial Condition......................................... 11

PART II.  OTHER INFORMATION
---------------------------

Item 6. Exhibits and Reports on Form 8-K.................................... 14

SIGNATURES
----------

                          CONSOLIDATED BALANCE SHEETS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES



                                                         (Unaudited)
                                                          August 31,     May 31,
--------------------------------------------------------------------------------
In thousands                                                 1997         1997
--------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS
 Cash                                                    $   16,688   $   19,834
 Notes and accounts receivable                              137,837      122,783
 Inventories                                                148,067      167,146
 Prepaid expenses                                            40,957       34,613
                                                           --------      -------
      TOTAL CURRENT ASSETS                                  343,549      344,376

OTHER ASSETS
 Real estate and other investments                           14,579       14,920
 Goodwill and other intangibles                              63,012       63,297
 Other                                                       26,565       26,553
                                                           --------      -------
                                                            104,156      104,770

PROPERTY, PLANT AND EQUIPMENT
 Land and land improvements                                 120,220      118,248
 Buildings                                                   66,348       66,156
 Machinery and equipment                                    860,637      815,019
                                                           --------      -------
                                                          1,047,205      999,423
 Less allowances for depreciation                           612,907      600,646
                                                          ---------      -------
                                                            434,298      398,777
                                                          ---------      -------
                                                        $   882,003   $  847,923
                                                          =========      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Trade accounts payable                                 $    60,618   $   51,021
 Accrued interest, wages and other items                     49,590       36,909
 Current portion of long-term debt                           13,419       13,452
                                                           --------      -------
      TOTAL CURRENT LIABILITIES                             123,627      101,382

LONG-TERM DEBT                                              161,452      176,056

DEFERRED FEDERAL INCOME TAXES AND OTHER CREDITS              80,990       80,080

MINORITY INTEREST                                            39,450       37,594

SHAREHOLDERS' EQUITY
 Common stock, $1 par value                                  25,067       25,067
 Additional paid-in capital                                 255,149      255,149
 Retained earnings                                          285,796      262,774
 Cost of common shares in treasury                          (89,528)     (90,179)
                                                           --------      -------
                                                            476,484      452,811
                                                           --------      -------
                                                        $   882,003   $  847,923
                                                           ========      =======

 See notes to consolidated financial statements.

                                  (Unaudited)
                       CONSOLIDATED STATEMENTS OF INCOME
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

                                                             Three months ended
                                                                 August 31,
--------------------------------------------------------------------------------
In thousands                                                 1997         1996
--------------------------------------------------------------------------------
NET SALES                                                $ 297,060   $  245,942

COSTS AND EXPENSES (INCOME)
 Cost of products sold                                     232,474      192,691
 Selling, general and administrative                        22,957       18,531
 Interest                                                    4,373        4,698
 Other income                                               (1,967)      (2,098)
                                                           -------      -------
                                                           257,837      213,822
                                                           -------      -------
        INCOME BEFORE THE FOLLOWING ITEMS                   39,223       32,120

Income taxes                                                12,975       10,827
                                                           -------      -------
                                                            26,248       21,293

Minority interest in Chaparral                              (1,538)      (1,409)
                                                           -------      -------
          NET INCOME                                      $ 24,710     $ 19,884
                                                           =======      =======


Average common shares                                       21,429       22,966

Net income per common share                               $   1.16      $   .87
                                                           =======       ======

Cash dividends                                            $   .075      $   .05
                                                           =======       ======


See notes to consolidated financial statements.

                                  (Unaudited)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

                                                 Three months ended
                                                     August 31,
-------------------------------------------------------------------
In thousands                                    1997         1996
-------------------------------------------------------------------

OPERATING ACTIVITIES
 Net income                                    $  24,710  $ 19,884
 Loss on disposal of assets                          188        96
 Non-cash items
  Depreciation, depletion and amortization        14,339    13,444
  Deferred taxes                                    (610)   (1,007)
  Undistributed minority interest                  1,315     1,191
  Other - net                                      2,384     1,502
 Changes in operating assets and liabilities
  Notes and accounts receivable                  (15,065)   (2,528)
  Inventories and prepaid expenses                12,872   (15,408)
  Accounts payable and accrued liabilities        22,658     3,407
  Real estate and investments                        341     1,687
                                                --------   -------
    Net cash provided by operations               63,132    22,268

INVESTING ACTIVITIES
 Capital expenditures                            (50,064)  (24,716)
 Proceeds from disposition of assets                 302       536
 Other - net                                          33      (749)
                                                --------   -------
    Net cash used by investing                   (49,729)  (24,929)

FINANCING ACTIVITIES
 Proceeds of long-term borrowing                   3,500       105
 Debt retirements                                (18,147)   (9,158)
 Purchase of treasury shares                          --      (135)
 Purchase of Chaparral stock                          --    (3,770)
 Dividends paid                                   (1,569)   (1,114)
 Other - net                                        (333)      (12)
                                                --------   -------
    Net cash used by financing                   (16,549)  (14,084)
                                                --------   -------
Decrease in cash                                  (3,146)  (16,745)

Cash at beginning of period                       19,834    28,055
                                                --------   -------
Cash at end of period                           $ 16,688   $11,310
                                                ========   =======

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Texas Industries, Inc. (the Company or TXI), through its subsidiaries, is a producer of steel and cement, aggregate and concrete products for the construction and manufacturing industries. Chaparral Steel Company (Chaparral) produces beams, merchant and special bar quality rounds, reinforcing bars and channels, primarily for markets in North America and, under certain market conditions, Europe and Asia. Cement, aggregate and concrete operations supply cement and aggregates, ready-mix, pipe, block and brick from facilities concentrated primarily in Texas and Louisiana, with several products marketed throughout the U.S.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 1997, are not necessarily indicative of the results that may be expected for the year ended May 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1997.

ESTIMATES: The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and all subsidiaries. The minority interest represents the separate public ownership of Chaparral, 15.7% at August 31, 1997 and 15.5% at May 31, 1997. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

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

EARNINGS PER SHARE: Earnings per share are computed by adjusting net income for amortization of additional goodwill in connection with the contingent payment for the acquisition of Chaparral, then dividing this amount by the weighted average number of common shares outstanding during the period, including common stock equivalents. Earnings per share and all other common share information have been adjusted to give effect to the two-for-one stock split in February 1997.

Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS
128), which is not effective until December 15, 1997, will change the method currently used to compute earnings per share and require the restatement of all prior periods. The impact is expected to result in an increase in basic earnings per share over primary earnings per share of $.02 for the three-month periods ended August 31, 1997 and 1996.

INTANGIBLE ASSETS: Goodwill and other intangibles is presented net of accumulated amortization of $18.8 million at August 31, 1997 and $17.9 million at May 31, 1997. Goodwill resulting from the acquisition of Chaparral of $56.7 million at August 31, 1997 and $57.2 million at May 31, 1997 (net of accumulated amortization) is being amortized currently on a straight-line basis over a 40-year period. Other intangibles consisting primarily of goodwill and non-compete agreements are being amortized on a straight-line basis over periods of 2 to 15 years. Management reviews remaining goodwill and other intangibles with consideration toward recovery through future operating results (undiscounted) at the current rates of amortization.

COMMISSIONING COSTS: The Company's policy for new facilities is to capitalize certain costs until the facility is substantially complete and ready for its intended use. Chaparral substantially completed its large beam mill during the third quarter of fiscal 1992. Deferred costs totaling $15.1 million were amortized over a five-year period. The amount of amortization charged to income was $754,000 in the three-month period ended August 31, 1996.

INCOME TAXES: Accounting for income taxes uses the liability method of recognizing and classifying deferred income taxes. The Company joins in filing a consolidated return with its subsidiaries. Current and deferred tax expense is allocated among the members of the group based on a stand-alone calculation of the tax of the individual member.

WORKING CAPITAL

Working capital totaled $219.9 million at August 31, 1997, compared to $243.0 million at May 31, 1997.

Notes and accounts receivable of $137.8 million at August, compared with $122.8 million at May, are presented net of allowances for doubtful receivables of $3.2 million at August and $2.5 million at May.

Inventories are stated at cost (not in excess of market) generally using the last-in, first-out method (LIFO). If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $11.7 million at August and May.

Inventories are summarized as follows:

 ------------------------------------------------------------------------------
  In thousands                                               August     May
 ------------------------------------------------------------------------------

 Finished products                                           $ 57,330  $ 77,021
 Work in process                                               24,399    27,162
 Raw materials and supplies                                    66,338    62,963
                                                             --------  --------
                                                             $148,067  $167,146
                                                             ========  ========

LONG-TERM DEBT

Long-term debt is comprised of the following:

 ------------------------------------------------------------------------------
 In thousands                                                 August     May
 ------------------------------------------------------------------------------

 Bank obligations, maturing through 2001, interest rate
  6.31% (.625% over LIBOR)                                   $ 25,500  $ 40,000
 Senior notes due through 2008, interest rates
  average 7.28%                                                75,000    75,000
 Senior notes of Chaparral, due through 2004,
  interest rates average 10.2%                                 56,000    56,000
 First mortgage notes of Chaparral, due through 1999,
  interest rate 14.2%                                           8,182     8,182
 Pollution control bonds, due through 2007, interest rate
  6.38% (75% of prime)                                          7,935     7,935
 Other, maturing through 2005, interest rates
  from 8% to 10%                                                2,254     2,391
                                                             --------  --------
                                                              174,871   189,508
 Less current maturities                                       13,419    13,452
                                                             --------  --------
                                                             $161,452  $176,056
                                                             ========  ========

Annual maturities of long-term debt for each of the five succeeding years are $13.5, $13.3, $9.0, $8.8 and $34.2 million.

The Company has available a bank-financed $100 million long-term line of credit. In addition to the $25.5 million currently outstanding under this line, $8.9 million has been utilized to support letters of credit. Commitment fees at a current annual rate of .22% are paid on the unused portion of this line. In addition, Chaparral has available a bank-financed $10 million short-term line of credit which will expire December 31, 1997, if not renewed. The interest chargeable on borrowings under this line is .375% over LIBOR. Commitment fees at an annual rate of .125% are paid on the unused portion of this line.

Loan agreements contain covenants which provide for minimum working capital, restrictions on purchases of treasury stock and payment of dividends on common stock, and limitations on incurring certain indebtedness and making certain investments. Under the most restrictive of these agreements, the aggregate amount of annual cash dividends on common stock is limited based on the ratio, excluding Chaparral, of earnings before interest, taxes, depreciation and amortization plus dividends from Chaparral to fixed charges. In addition, Chaparral loan agreements restrict dividends and advances to its shareholders, including the parent company, to $55.8 million as of August 31, 1997. The Company and Chaparral are in compliance with all loan covenant restrictions.

Property, plant and equipment, principally Chaparral's, carried at a net amount of approximately $205.1 million at August 31, 1997 is mortgaged as collateral for $9.3 million of secured debt.

The amount of interest paid for the three-month periods presented was $1.4 million in 1997 and $1.2 million in 1996. Interest capitalized totalled $359,000 in the 1997 period.

SHAREHOLDERS' EQUITY

Common stock consists of:
 ------------------------------------------------------------------------------
     In thousands                                        August   May
 ------------------------------------------------------------------------------
     Shares authorized                                   40,000  40,000
     Shares outstanding at end of period                 20,936  20,896
     Average shares outstanding including equivalents    21,429  22,243
     Shares held in treasury                              4,131   4,171
     Shares reserved for stock options and other          2,136   2,163

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

STOCK OPTION PLANS

The Company's stock option plans provide that non-qualified and incentive stock options to purchase Common Stock may be granted to directors, officers and key employees at market prices at date of grant. Generally, options become exercisable in installments beginning one or two years after date of grant and expire six or ten years later depending on the initial date of grant. A summary of option transactions for the three-month period ended August 31, 1997, follows:


---------------------------------------------------------------------------------------------
                                                                            Weighted Average
                                              Shares Under Option             Option Price
---------------------------------------------------------------------------------------------
Outstanding at June 1                               1,797,131                        $21.62
 Granted                                                   --                            --
 Exercised                                            (37,750)                        12.50
 Cancelled                                             (3,200)                        26.54
                                                    ---------                        ------
Outstanding at August 31                            1,756,181                        $21.80
                                                    =========                        ======

At August 31, 1997, there were 497,721 shares exercisable and 243,240 shares available for future grants. Outstanding options expire on various dates to January 15, 2007.

INCOME TAXES

Federal income taxes for the interim periods ended August 31, 1997 and 1996, have been included in the accompanying financial statements on the basis of an estimated annual rate. The estimated annualized tax rate is 33.1% for 1997 compared with 33.7% for 1996. The primary reason that these respective tax rates differ from the 35% statutory corporate rate is due to goodwill expense which is not tax deductible, percentage depletion which is tax deductible and the net state income tax expense. The Company made income tax payments of $1.2 million and $1.8 million in the three-month periods ended August 31, 1997 and 1996, respectively.

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

MERGER PROPOSAL

On May 22, 1997, the Company made an offer to merge with Chaparral Steel Company. Chaparral's Board of Directors approved, subject to a shareholder vote adopting the merger, revised terms offered by the Company on July 25, 1997 under which owners of the publicly traded shares of Chaparral would receive consideration of $15.50 per share. Of the approximately 28.5 million shares of Chaparral outstanding at August 31, 1997, the Company owns 24.0 million shares with the balance of the outstanding shares publicly traded on the New York Stock Exchange.

                                   EXHIBIT A
                                   ---------

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors
Texas Industries, Inc.



We have reviewed the accompanying condensed consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of August 31, 1997, and the related condensed consolidated statements of income and cash flows for the three-month periods ended August 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of May 31, 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended [not presented herein] and in our report dated July 8, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                           /s/  Ernst & Young LLP
                                          -----------------------


September 16, 1997

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of operations and financial condition for the three-month period ended August 31, 1997 to the three-month period ended August 31, 1996.

RESULTS OF OPERATIONS

Consolidated net sales of $297.1 million increased 21% over the prior year period. Steel sales were $179.0 million, up $29.5 million, as a result of a 21% increase in shipments. Average selling prices declined $4 per ton due to a temporary decline in structural product pricing. The continued strength in the construction industries has sustained demand for structural products, with shipments 5% above the May 1997 quarter. Bar mill prices increased 5% over the prior year quarter with shipments 6% lower. Cement, aggregate and concrete sales were 22% above the prior year period. Cement average pricing increased 3% with shipments up 104,000 tons. Ready-mix pricing increased 2% with volumes 32% higher than the prior year. Aggregate shipments improved 7% on somewhat lower average prices. The Company benefited from the return to more normal weather conditions in Texas and Louisiana as construction activity continues to be strong, providing a favorable balance between supply and demand for the Company's products.

BUSINESS SEGMENTS

                                                   Three months ended
                                                       August 31,
-------------------------------------------------------------------------------
     In thousands                                    1997         1996
-------------------------------------------------------------------------------
     NET SALES
       Bar mill                                $   44,198   $   44,906
       Structural mills                           132,537      103,325
       Transportation and other                     2,271        1,296
                                                  -------      -------
       TOTAL STEEL                                179,006      149,527

       Cement                                      43,027       35,230
       Ready-mix                                   52,673       39,272
       Stone, sand & gravel                        23,274       22,203
       Other products                              26,902       21,484
       Interplant                                 (27,822)     (21,774)
                                                  -------      -------
       TOTAL CEMENT, AGGREGATE AND CONCRETE       118,054       96,415
                                                  -------      -------
       TOTAL NET SALES                         $  297,060   $  245,942
                                                  =======      =======


     UNITS SHIPPED
       Bar mill (tons)                                127          134
       Structural mills (tons)                        341          254
                                                  -------      -------
       TOTAL STEEL TONS                               468          388

       Cement (tons)                                  657          553
       Ready-mix (cubic yards)                        986          749
       Stone, sand & gravel (tons)                  4,659        4,353


                                                          Three months ended
                                                               August 31,
------------------------------------------------------------------------------
                  In thousands                               1997        1996
------------------------------------------------------------------------------
     STEEL OPERATIONS
       Gross profit                                     $ 32,468   $  30,662
       Less: Depreciation & amortization                   8,182       8,872
             Selling, general & administrative             8,684       7,344
             Other income                                   (417)     (1,062)
                                                          ------      ------
       OPERATING PROFIT                                   16,019      15,508

     CEMENT, AGGREGATE AND CONCRETE OPERATIONS
       Gross profit                                       45,549      35,606
       Less: Depreciation, depletion &
              amortization                                 5,925       4,367
             Selling, general & administrative             7,657       6,130
             Other income                                   (760)       (404)
                                                          ------      ------
       OPERATING PROFIT                                   32,727      25,513
                                                          ------      ------
     TOTAL OPERATING PROFIT                               48,746      41,021


     CORPORATE RESOURCES
       Other income                                          790         632
       Less: Depreciation & amortization                     232         205
             Selling, general & administrative             5,708       4,630
                                                          ------      ------
                                                          (5,150)     (4,203)

     INTEREST EXPENSE                                     (4,373)     (4,698)
                                                          ------      ------

     INCOME BEFORE TAXES & OTHER ITEMS                  $ 39,223    $ 32,120
                                                         =======     =======


Consolidated cost of products sold including depreciation, depletion and amortization was $232.5 million, an increase of $39.8 million over the prior year quarter. Steel costs of $154.7 million, increased $27.0 million due primarily to an 80,000 ton increase in shipments. Cement, aggregate and concrete costs were $77.8 million, an increase of $12.8 million on increased volumes.

Operating profit of $48.7 million in 1997 was $7.7 million higher than the prior year quarter. Steel profits were up 3% on increased shipments. However, due in part to the normal scheduled summer shutdown to refurbish the production facilities, steel profits were $7.3 million lower than the May quarter. Shutdown expenditures were 45% higher than last year and will be amortized over the remainder of the fiscal year. Cement, aggregate and concrete profits were up 28% over the prior year quarter on increased volumes. Unusually wet summer weather hindered construction activity in the 1996 quarter.

Selling, general and administrative expenses including depreciation and amortization at $23.0 million increased $4.4 million over the prior year. Steel SG&A expense increased $1.3 million to $8.7 million primarily due to increased employee incentive accruals. Cement, aggregate and concrete SG&A expense at $8.3 million was $2.0 million above the prior year due in part to increased insurance, retirement and bad debt accruals. Corporate resources SG&A expense increased $1.1 million to $6.0 million due to increased retirement accruals and general expenses not allocated to operations.

Interest expense decreased $.3 million compared to the prior year due to a decline in the weighted average interest rate on outstanding debt. Income tax expense was provided at a .6% lower estimated annualized tax rate, which anticipates reduced tax expense from the utilization of tax credits.

CASH FLOWS

Net cash provided by operations in 1997, at $63.1 million, increased $40.8 million over 1996 due to higher net income and changes in working capital. Receivables increased $15.1 million in the August 1997 quarter as net sales were up 7% from the May quarter. During the August 1996 quarter, receivables increased $2.5 million due to changes in Chaparral's cash discount policy which offset the reduction in cement, aggregate and concrete receivables.
Inventories declined $19.1 million in the August 1997 quarter. Continued strong demand for Chaparral's products during the summer shutdown period reduced steel inventories $16.1 million. Increased shipments reduced cement, aggregate and concrete inventories $3.0 million. In the August 1996 quarter, inventories increased $8.7 million as Chaparral's raw material inventories grew in anticipation of higher fall prices and the shorter summer shutdown period increased its inventory of finished goods. Accounts payable and accrued expenses increased $22.7 million in the August 1997 quarter due in part to increased income tax accruals and Chaparral's higher shutdown expenditures.

Investing activities used $49.7 million compared to $24.9 million in 1996. Capital expenditures at $50.1 million, increased $25.3 million over the prior year period. The increased expenditures reflect expansion projects as well as normal replacement and technological upgrades of existing equipment. Capital budget plans for 1998 are estimated to reach $120 million as the Company continues to expand and upgrade its current operations. In April 1997, Chaparral announced plans to construct a new structural mill in the eastern United States with production scheduled to begin in 1999. Expenditures of $50 million are anticipated in fiscal 1998 with an estimated total capital commitment of $400 million over the next five years. On September 9, 1997, the Company announced that it had reached agreement (subject to certain conditions) to purchase the assets of Riverside Cement Company which owns and operates cement plants in Crestmore and Oro Grande, California with distribution terminals in the northern and southern parts of the state. The purchase which is expected to be completed prior to January 1998 will increase the Company's cement capacity by 60%.

Financing activities used $16.5 million compared to $14.1 million in 1996. Debt retirements, net of borrowings, were $5.6 million higher in 1997 as the Company reduced its borrowings under its long-term bank line of credit. In 1996, Chaparral purchased $3.8 million of its common stock. The Company's quarterly cash dividend at $.075 per common share was 50% higher than the per share rate in the 1996 quarter on 6% fewer outstanding shares.

FINANCIAL CONDITION

At August 31, 1997, $25.5 million was outstanding and an additional $8.9 million utilized to support letters of credit under the Company's $100 million long-term bank line of credit. The credit line expires in September 2001. In addition, Chaparral has a short-term bank credit facility totaling $10 million which will expire in December 1997, if not renewed. No borrowings were made during the quarter under this agreement.

On July 25, 1997, the Company revised the terms of its May 22, 1997 offer to merge with Chaparral Steel Company. Under the revised terms, owners of the approximately 4.5 million publicly traded shares of Chaparral would receive consideration of $15.50 per share. On July 30, 1997, Chaparral's Board of Directors approved the merger subject to a vote of the shareholders. It is anticipated that the cost of the merger, should it occur, would be funded out of new long-term borrowings.

The Company, in keeping with its policy of generally financing major capital expansion projects with long-term borrowing, is currently negotiating with various financial institutions regarding funding of Chaparral's new structural mill and is confident that it will be successful in obtaining all funds necessary to complete the project. Working capital, investments and replacement assets are typically funded out of cash flow from operations. The Company expects current financial resources and cash from 1998 operations to be sufficient to provide funds for planned capital expenditures, scheduled debt payments and other known working capital needs. If additional funds are required to accomplish long-term expansion of operations, management believes that funding can be obtained through lending or equity sources to meet such requirements.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

     (11) Statement re:  Computation of earnings per share

     (15) Letter re:  Unaudited Interim Financial Information

     (27)  Financial Data Schedule

This schedule contains summary financial information extracted from the Registrant's Unaudited August 31, 1997 Consolidated Financial Statements and is qualified in its entirety by reference to such financial statements.


The Registrant filed the following reports on Form 8-K during the three-month period ended August 31, 1997:

   1. May 30, 1997, electronically transmitted on June 2, 1997, disclosing that it had on May 22, 1997 offered to acquire the remaining outstanding shares of public stock of Chaparral Steel Company not currently owned by Registrant.

   2. July 29, 1997, disclosing that it had on July 25, 1997 revised its May 22, 1997 cash offer to acquire the remaining outstanding shares of public stock of Chaparral Steel Company from $14.25 to $15.50 per share.



                                  SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                TEXAS INDUSTRIES, INC.



October 10, 1997                /s/  Richard M. Fowler
----------------                ----------------------
                                Richard M. Fowler
                                Vice President & Chief Financial Officer




October 10, 1997                /s/  James R. McCraw
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