Form 10-Q
period 1997-11-30
TEXAS INDUSTRIES INC
filed 1998-01-13
CIK 97472

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q



(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 1997


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

As of January 5, 1998, 20,997,939 shares of Registrant's Common Stock, $1.00 par value, were outstanding.

                                     INDEX

                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION                                                                         Page
-----------------------------
Item 1.   Financial Statements

            Consolidated Balance Sheets - November 30, 1997 and May 31, 1997..........................   3

            Consolidated Statements of Income -- three months and six months ended
               November 30, 1997 and November 30, 1996................................................   4

            Consolidated Statements of Cash Flows -- six months ended November 30, 1997
               and November 30, 1996..................................................................   5

            Notes to Consolidated Financial Statements................................................   6

            Independent Accountants' Review Report....................................................  11

Item 2.     Management's Discussion and Analysis of Operating Results
               and Financial Condition................................................................  12

PART II.  OTHER INFORMATION
-----------------------------

Item 4.     Submission of Matters to a Vote of Security Holders.......................................  15

Item 6.     Exhibits and Reports on Form 8-K..........................................................  15

SIGNATURES
----------

                          CONSOLIDATED BALANCE SHEETS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

                                                       (Unaudited)
                                                       November 30,  May 31,
----------------------------------------------------------------------------
In thousands                                              1997         1997
----------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
 Cash                                               $   23,279     $  19,834
 Notes and accounts receivable                         128,370       122,783
 Inventories                                           149,798       167,146
 Prepaid expenses                                       40,544        34,613
                                                    ----------     ---------
      TOTAL CURRENT ASSETS                             341,991       344,376

OTHER ASSETS
 Real estate and other investments                      13,718        14,920
 Goodwill and other intangibles                         62,619        63,297
 Other                                                  28,626        26,553
                                                    ----------     ---------
                                                       104,963       104,770

PROPERTY, PLANT AND EQUIPMENT
 Land and land improvements                            120,248       118,248
 Buildings                                              66,311        66,156
 Machinery and equipment                               886,559       815,019
                                                    ----------     ---------
                                                     1,073,118       999,423
 Less allowances for depreciation                      619,743       600,646
                                                    ----------     ---------
                                                       453,375       398,777
                                                    ----------     ---------
                                                    $  900,329     $ 847,923
                                                    ==========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Trade accounts payable                             $   64,294     $  51,021
 Accrued interest, wages and other items                43,567        36,909
 Current portion of long-term debt                      13,456        13,452
                                                    ----------     ---------
      TOTAL CURRENT LIABILITIES                        121,317       101,382

LONG-TERM DEBT                                         156,603       176,056

DEFERRED FEDERAL INCOME TAXES AND OTHER CREDITS         81,761        80,080

MINORITY INTEREST                                       41,693        37,594

SHAREHOLDERS' EQUITY
 Common stock, $1 par value                             25,067        25,067
 Additional paid-in capital                            255,149       255,149
 Retained earnings                                     307,663       262,774
 Cost of common shares in treasury                     (88,924)      (90,179)
                                                    ----------     ---------
                                                       498,955       452,811
                                                    ----------     ---------
                                                    $  900,329     $ 847,923
                                                    ==========     =========


 See notes to consolidated financial statements.

                                  (Unaudited)
                       CONSOLIDATED STATEMENTS OF INCOME
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


                                             Three months ended      Six months ended
                                                 November 30,           November 30,
---------------------------------------------------------------------------------------
In thousands except per share                   1997       1996       1997       1996
---------------------------------------------------------------------------------------
NET SALES                                     $282,687   $234,376   $579,747   $480,318

COSTS AND EXPENSES (INCOME)
 Cost of products sold                         222,568    184,136    455,042    376,827
 Selling, general and administrative            21,089     20,044     44,046     38,575
 Interest                                        3,840      4,615      8,213      9,313
 Other income                                   (3,577)    (3,247)    (5,544)    (5,345)
                                              --------   --------   --------   --------
                                               243,920    205,548    501,757    419,370
                                              --------   --------   --------   --------
       INCOME BEFORE THE FOLLOWING ITEMS        38,767     28,828     77,990     60,948

Income taxes                                    13,076      9,610     26,051     20,437
                                              --------   --------   --------   --------
                                                25,691     19,218     51,939     40,511

Minority interest in Chaparral                  (2,242)    (1,315)    (3,780)    (2,724)
                                              --------   --------   --------   --------
       NET INCOME                             $ 23,449   $ 17,903   $ 48,159    $37,787
                                              ========   ========   ========   ========

Average common shares                           21,864     22,792     21,647     22,879

Net income per common share                   $   1.07   $    .79   $   2.23   $   1.66
                                              ========   ========   ========   ========
Cash dividends                                $   .075   $    .05   $    .15   $    .10
                                              ========   ========   ========   ========


See notes to consolidated financial statements.

                                  (Unaudited)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


                                                      Six months ended
                                                         November 30,
----------------------------------------------------------------------------
In thousands                                           1997        1996
----------------------------------------------------------------------------
OPERATING ACTIVITIES
 Net income                                         $ 48,159      $ 37,787
 Loss on disposal of assets                              481            26
 Non-cash items
  Depreciation, depletion and amortization            28,683        27,109
  Deferred taxes                                      (1,256)       (1,717)
  Undistributed minority interest                      3,557         2,288
  Other - net                                          4,156         2,526
 Changes in operating assets and liabilities
  Notes and accounts receivable                       (4,043)       (1,444)
  Inventories and prepaid expenses                    11,554       (23,045)
  Accounts payable and accrued liabilities            20,327          (386)
  Real estate and investments                          1,342         2,528
                                                    --------      --------
    Net cash provided by operations                  112,960        45,672

INVESTING ACTIVITIES
 Capital expenditures                                (84,710)      (47,741)
 Proceeds from disposition of assets                   1,627         1,400
 Other - net                                          (3,241)       (3,998)
                                                    --------      --------
    Net cash used by investing                       (86,324)      (50,339)

FINANCING ACTIVITIES
 Proceeds of long-term borrowing                      19,639        28,206
 Debt retirements                                    (39,099)      (11,900)
 Purchase of treasury shares                            (317)      (15,057)
 Purchase of Chaparral stock                             --         (3,770)
 Dividends paid                                       (3,142)       (2,228)
 Other - net                                            (272)       (1,924)
                                                    --------      --------
    Net cash used by financing                       (23,191)       (6,673)
                                                    --------      --------
Increase (decrease) in cash                            3,445       (11,340)

Cash at beginning of period                           19,834        28,055
                                                    --------      --------
Cash at end of period                               $ 23,279      $ 16,715
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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended November 30, 1997, are not necessarily indicative of the results that may be expected for the year ended May 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1997.

ESTIMATES: The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and all subsidiaries. The minority interest represents the separate public ownership of Chaparral, 15.7% at November 30, 1997 and 15.5% at May 31, 1997. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

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

EARNINGS PER SHARE: Earnings per share are computed by adjusting net income for amortization of additional goodwill in connection with a contingent payment for the acquisition of Chaparral, then dividing this amount by the weighted average number of common shares outstanding during the period, including common stock equivalents. Earnings per share and all other common share information have been adjusted to give effect to the two-for-one stock split in February 1997.

Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS
128), which is not effective until December 15, 1997, will change the method currently used to compute earnings per share and require the restatement of all prior periods. The impact is expected to result in an increase in basic earnings per share over primary earnings per share of $.05 and $.07 for the three-month and six-month periods ended November 30, 1997, respectively and $.02 and $.04 for the three-month and six-month periods ended November 30, 1996, respectively.

INTANGIBLE ASSETS: Goodwill and other intangibles is presented net of accumulated amortization of $19.6 million at November 30, 1997 and $17.9 million at May 31, 1997. Goodwill resulting from the acquisition of Chaparral of $56.2 million at November 30, 1997 and $57.2 million at May 31, 1997 (net of accumulated amortization) is being amortized currently on a straight-line basis over a 40-year period. Other intangibles consisting primarily of goodwill and non-compete agreements are being amortized on a straight-line basis over periods of 2 to 15 years. Management reviews remaining goodwill and other intangibles with consideration toward recovery through future operating results (undiscounted) at the current rates of amortization.

COMMISSIONING COSTS: The Company's policy for new facilities is to capitalize certain costs until the facility is substantially complete and ready for its intended use. Chaparral substantially completed its large beam mill during the third quarter of fiscal 1992. Deferred costs totaling $15.1 million were amortized over a five-year period. The amount of amortization charged to income was $1.5 million in the six-month period ended November 30, 1996.

INCOME TAXES: Accounting for income taxes uses the liability method of recognizing and classifying deferred income taxes. The Company joins in filing a consolidated return with its subsidiaries. Current and deferred tax expense is allocated among the members of the group based on a stand-alone calculation of the tax of the individual member.

WORKING CAPITAL

Working capital totaled $220.7 million at November 30, 1997, compared to $243.0 million at May 31, 1997.

Notes and accounts receivable of $128.4 million at November, compared with $122.8 million at May, are presented net of allowances for doubtful receivables of $3.1 million at November and $2.5 million at May.

Inventories are stated at cost (not in excess of market) generally using the last-in, first-out method (LIFO). If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $12.1 million at November and $11.7 million at May.

Inventories are summarized as follows:

--------------------------------------------------------------------------------
In thousands                                                November     May
--------------------------------------------------------------------------------
Finished products                                           $ 56,039  $ 77,021
Work in process                                               25,289    27,162
Raw materials and supplies                                    68,470    62,963
                                                            --------  --------
                                                            $149,798  $167,146
                                                            ========  ========

LONG-TERM DEBT

Long-term debt is comprised of the following:

--------------------------------------------------------------------------------
In thousands                                                November     May
--------------------------------------------------------------------------------
Bank obligations, maturing through 2001, interest rates
 from 6.31% to 6.38% (.625% over LIBOR)                     $ 21,000  $ 40,000
Senior notes due through 2008, interest rates
 average 7.28%                                                75,000    75,000
Senior notes of Chaparral, due through 2004,
 interest rates average 10.2%                                 56,000    56,000
First mortgage notes of Chaparral, due through 1999,
 interest rate 14.2%                                           8,182     8,182
Pollution control bonds, due through 2007, interest rate
 6.38% (75% of prime)                                          7,595     7,935
Other, maturing through 2005, interest rates
 from 8% to 10%                                                2,282     2,391
                                                            --------  --------
                                                             170,059   189,508
Less current maturities                                       13,456    13,452
                                                            --------  --------
                                                            $156,603  $176,056
                                                            ========  ========

Annual maturities of long-term debt for each of the five succeeding years are $13.5, $13.2, $9.0, $29.9 and $8.7 million.

The Company has available a bank-financed $100 million long-term line of credit. In addition to the $21.0 million currently outstanding under this line, $8.9 million has been utilized to support letters of credit. Commitment fees at a current annual rate of .22% are paid on the unused portion of this line. In addition, Chaparral has available a bank-financed $10 million short-term line of credit which will expire December 31, 1997. The interest chargeable on borrowings under this line is .375% over LIBOR. Commitment fees at an annual rate of .125% are paid on the unused portion of this line.

Loan agreements contain covenants which provide for minimum working capital, restrictions on purchases of treasury stock and payment of dividends on common stock, and limitations on incurring certain indebtedness and making certain investments. Under the most restrictive of these agreements, the aggregate amount of annual cash dividends on common stock is limited based on the ratio, excluding Chaparral, of earnings before interest, taxes, depreciation and amortization plus dividends from Chaparral to fixed charges. In addition, Chaparral loan agreements restrict dividends and advances to its shareholders, including the parent company, to $62.7 million as of November 30, 1997. The Company and Chaparral are in compliance with all loan covenant restrictions.

Property, plant and equipment, principally Chaparral's, carried at a net amount of approximately $215.9 million at November 30, 1997 is mortgaged as collateral for $9.4 million of secured debt.

The amount of interest paid for the six-month periods presented was $10.1 million in 1997 and $10.5 million in 1996. Interest capitalized totalled $1.0 million in the 1997 period.

SHAREHOLDERS' EQUITY

Common stock consists of:

--------------------------------------------------------------------
In thousands                                        November   May
--------------------------------------------------------------------
Shares authorized                                     40,000  40,000
Shares outstanding at end of period                   20,986  20,896
Average shares outstanding including equivalents      21,647  22,243
Shares held in treasury                                4,081   4,171
Shares reserved for stock options and other            4,079   2,163

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

STOCK OPTION PLANS

The Company's stock option plans provide that non-qualified and incentive stock options to purchase Common Stock may be granted to directors, officers and key employees at market prices at date of grant. Generally, options become exercisable in installments beginning one or two years after date of grant and expire six or ten years later depending on the initial date of grant. A summary of option transactions for the six-month period ended November 30, 1997, follows:

------------------------------------------------------------------------------
                                                             Weighted Average
                                Shares Under Option            Option Price
------------------------------------------------------------------------------

Outstanding at June 1                1,797,131                     $21.62
 Granted                                20,000                      45.00
 Exercised                             (94,678)                     14.61
 Cancelled                              (7,700)                     19.81
                                     ---------                     ------
Outstanding at November 30           1,714,753                     $22.28
                                     =========                     ======

At November 30, 1997, there were 466,793 shares exercisable and 2,227,740 shares available for future grants. Outstanding options expire on various dates to October 21, 2007.

INCOME TAXES

Federal income taxes for the interim periods ended November 30, 1997 and 1996, have been included in the accompanying financial statements on the basis of an estimated annual rate. The estimated annualized tax rate is 33.4% for 1997 compared with 33.5% for 1996. The primary reason that these respective tax rates differ from the 35% statutory corporate rate is due to goodwill expense which is not tax deductible, percentage depletion which is tax deductible and the net state income tax expense. The Company made income tax payments of $20.7 million and $18.6 million in the six-month periods ended November 30, 1997 and 1996, respectively.

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

SUBSEQUENT EVENTS

On December 31, 1997, the Company completed its merger with Chaparral Steel Company. Pursuant to the merger agreement, the owners of the approximately 4.5 million publicly traded shares of Chaparral will receive cash consideration of $15.50 per share. The merger is estimated to provide additional recorded goodwill of approximately $32 million which will be amortized over the 28 remaining years of the 40-year period determined at the time of the original purchase of Chaparral.

The Company has entered into a purchase agreement with an effective date of December 31, 1997 to acquire Riverside Cement Company for approximately $120 million in cash and the assumption of certain liabilities. Subject to the satisfaction of certain conditions, the purchase is scheduled to close on January 15, 1998. The purchase price will be allocated to the assets acquired, including any goodwill, and liabilities assumed based upon their estimated fair values to be determined when final appraisals, other studies and additional information become available. Any excess of the purchase price over the net assets acquired will be amortized over its recoverable life. Riverside Cement Company owns and operates cement plants in Crestmore and Oro Grande, California with distribution terminals in the northern and southern parts of the state. The purchase is expected to increase the Company's cement capacity by 60%.

On December 18, 1997, the Company concluded the placement of $200 million in fixed-rate senior notes having an average maturity of twelve years and average interest rate of 7.28%. The Company also replaced, under similar terms and conditions, its $100 million long-term line of credit with a $350 million credit facility which will expire in December 2002. In addition, on December 31, 1997, Chaparral's senior and first mortgage notes, which had restricted dividends and advances to its shareholders including the parent company, were replaced with senior notes of the Company having the same interest rates and maturities as the Chaparral notes and the same loan covenants as the Company's other senior notes.

                                   EXHIBIT A
                                   ---------

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors
Texas Industries, Inc.



We have reviewed the accompanying condensed consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of November 30, 1997, and the related condensed consolidated statements of income for the three-month and six-month periods ended November 30, 1997 and 1996, and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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



December 15, 1997

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of operations and financial condition for the three-month and six-month periods ended November 30, 1997 to the three-month and six-month periods ended November 30, 1996.

RESULTS OF OPERATIONS

Consolidated net sales of $282.7 million for the quarter ended November 30, 1997 increased 21% from the prior year period. Steel sales were $175.4 million, up $31.8 million. Shipments increased 66,000 tons. Average selling prices increased $12 per ton. Net sales for the current six month period at $354.4 million were 21% higher than 1996 levels on a 19% increase in shipments and a $4 per ton increase in average selling prices. Continued strength in the construction industries has sustained demand for structural products.
Structural mill pricing, 2% higher than the prior year quarter was 4% higher than the August 1997 quarter reflecting the impact of price increases announced during the spring and summer. Realized prices for bar mill products increased 5% over the prior year quarter as a result of improved product mix and higher rebar and SBQ prices offsetting lower shipments. Cement, aggregate and concrete sales for the quarter were $107.3 million, 18% higher than the prior year period. Cement average pricing increased 2% and shipments increased by 60,000 tons. Shipments during the current six-month period were 15% higher than those of the prior year. Ready-mix pricing increased 2% with volumes 16% above those of the prior year quarter. Overall aggregate prices increased 4% with volumes 4% higher than the prior year quarter. The Company benefited from the return to more normal weather conditions in Texas and Louisiana as construction activity continues to be strong, providing a favorable balance between supply and demand for the Company's products.

BUSINESS SEGMENTS


                                              Three months ended
                                                  November 30,
-----------------------------------------------------------------
In thousands                                   1997         1996
-----------------------------------------------------------------

NET SALES
  Bar mill                                  $ 40,880     $ 40,781
  Structural mills                           132,195      101,765
  Transportation and other                     2,343        1,091
                                            --------     --------
  TOTAL STEEL                                175,418      143,637

  Cement                                      38,833       34,150
  Ready-mix                                   47,246       40,276
  Stone, sand & gravel                        20,709       19,125
  Other products                              23,082       19,002
  Interplant                                 (22,601)     (21,814)
                                            --------     --------
  TOTAL CEMENT, AGGREGATE AND CONCRETE       107,269       90,739
                                            --------     --------
  TOTAL NET SALES                           $282,687     $234,376
                                            ========     ========


UNITS SHIPPED
  Bar mill (tons)                                113          119
  Structural mills (tons)                        328          256
                                            --------     --------
  TOTAL STEEL TONS                               441          375

  Cement (tons)                                  594          534
  Ready-mix (cubic yards)                        881          759
  Stone, sand & gravel (tons)                  4,136        3,993


                                                       Three months ended
                                                           November 30,
---------------------------------------------------------------------------
In thousands                                            1997         1996
---------------------------------------------------------------------------
STEEL OPERATIONS
    Gross profit                                     $ 36,939      $ 30,140
    Less: Depreciation & amortization                   8,303         8,879
          Selling, general & administrative             8,203         7,259
          Other income                                 (2,262)         (752)
                                                     --------      --------
    OPERATING PROFIT                                   22,695        14,754


CEMENT, AGGREGATE AND CONCRETE OPERATIONS
    Gross profit                                       36,796        33,334
    Less: Depreciation, depletion &
           amortization                                 5,832         4,584
          Selling, general & administrative             6,098         6,962
          Other income                                   (432)         (769)
                                                     --------      --------
    OPERATING PROFIT                                   25,298        22,557
                                                     --------      --------
TOTAL OPERATING PROFIT                                 47,993        37,311


CORPORATE RESOURCES
    Other income                                          883         1,726
    Less: Depreciation & amortization                     209           202
          Selling, general & administrative             6,060         5,392
                                                     --------      --------
                                                       (5,386)       (3,868)

INTEREST EXPENSE                                       (3,840)       (4,615)
                                                     --------      --------

INCOME BEFORE TAXES & OTHER ITEMS                    $ 38,767      $ 28,828
                                                     ========      ========

Consolidated cost of products sold including depreciation, depletion and amortization was $222.6 million, an increase of $38.5 million from the prior year quarter. Steel costs of $146.8 million were up $24.5 million as a result of increased shipments and higher melting conversion costs which increased average unit costs. Cement, aggregate and concrete costs were $75.8 million, an increase of $14 million over the prior year quarter as a result of increased volumes and higher per unit cement manufacturing costs and ready-mix distribution costs.

Operating profit of $48.0 million in the current quarter was 29% higher than the prior year period. Steel profits at $22.7 million were $7.9 million higher due primarily to increased structural shipments at higher average selling prices. Cement, aggregate and concrete profits were up 12% over the prior year as increased volumes were offset somewhat by higher unit costs.

Selling, general and administrative expenses including depreciation and amortization at $21.1 million increased $1.0 million over the prior year quarter. Steel SG&A expense increased $.9 million to $8.2 million primarily due to increased employee incentive accruals as a result of increased profits. Cement, aggregate and concrete SG&A expense at $6.6 million was $.6 million lower than the prior year period. Corporate resources SG&A expense increased $.7 million to $6.3 million due in part to general expenses not allocated to operations. Interest expense in 1997, including $1.0 million which was capitalized, was comparable to 1996 expense. Income tax expense was provided at a .1% lower estimated annualized tax rate in 1997.

CASH FLOWS

Net cash provided by operations in 1997, at $113.0 million, increased $67.3 million over 1996 due to higher net income and changes in working capital items. Receivables increased $4 million in 1997 on increased sales. Inventories declined $17.3 million in 1997 as increased shipments reduced inventories in both steel and cement, aggregate and concrete operations. In 1996, inventories had grown $18.2 million due to Chaparral's record melt shop production and reduced shipments in both operations. These inventory changes increased operating cash flow $35.5 million in 1997 over 1996. Accounts payable and accrued expenses increased $20.3 million in 1997 compared to a decrease of $.4 million in 1996 due in part to increased tax accruals. Property sales in 1997 remained at 1996 levels with investment cash flows below that of the prior year.

Investing activities used $86.3 million compared to $50.3 million in 1996. Capital expenditures at $84.7 million, increased $37.0 million over the prior year. Capital budget plans for 1998 are estimated to reach $120 million as the Company continues to expand and upgrade its current operations. Chaparral's planned new structural mill will be constructed on a 600 acre site, 30 miles south of Richmond, Virginia, with production scheduled to begin in 1999. Expenditures of $50 million are anticipated in fiscal 1998 with an estimated total capital commitment of $400 million over the next five years.

Financing activities used $23.2 million compared to $6.7 million in 1996. Debt retirements, net of borrowings, were $3.2 million higher in 1997 as the Company reduced its borrowings under its long-term bank line of credit. In 1996, the Company purchased $15.1 million of its Common Stock pursuant to a decision announced in October 1996 authorizing the repurchase of shares for general corporate purposes. During the same period, Chaparral purchased $3.8 million shares of its common stock. The Company's quarterly cash dividend at $.075 per common share was 50% higher than the per share rate in 1996 on 6% fewer outstanding shares.

FINANCIAL CONDITION

The Company has entered into a purchase agreement with an effective date of December 31, 1997 to acquire Riverside Cement Company for approximately $120 million in cash and the assumption of certain liabilities. Subject to the satisfaction of certain conditions, the purchase is scheduled to close on January 15, 1998. The purchase price will be allocated to the assets acquired, including any goodwill, and liabilities assumed based upon their estimated fair values to be determined when final appraisals, other studies and additional information become available. Any excess of the purchase price over the net assets acquired will be amortized over its recoverable life. Riverside Cement Company owns and operates cement plants in Crestmore and Oro Grande, California with distribution terminals in the northern and southern parts of the state. The purchase is expected to increase the Company's cement capacity by 60%. On December 31, 1997, the Company completed its merger with Chaparral Steel Company. Owners of approximately 4.5 million publicly traded shares of Chaparral will receive cash consideration of $15.50 per share. Funding of these investments will be provided by new long-term debt. The merger is estimated to provide additional recorded goodwill of approximately $32 million which will be amortized over the 28 remaining years of the 40-year period determined at the time of the original purchase of Chaparral.

On December 18, 1997, the Company concluded the placement of $200 million in fixed-rate senior notes having an average maturity of twelve years and average interest rate of 7.28%. The Company also replaced, under similar terms and conditions, its $100 million long-term line of credit with a $350 million credit facility which will expire in December 2002. At November 30, 1997, $21.0 million was outstanding and an additional $8.9 million utilized to support letters of credit under its credit line. In addition, on December 31, 1997, Chaparral's senior and first mortgage notes, which had restricted dividends and advances to its shareholders including the parent company, were replaced with senior notes of the Company having the same interest rates and maturities as the Chaparral notes and the same loan covenants as the Company's other senior notes.

The Company generally maintains a policy of financing major capital expansion projects with long-term borrowing. Working capital, investments and replacement assets are typically funded out of cash flow from operations. The Company expects current financial resources and cash from 1998 operations to be sufficient to provide funds for planned capital expenditures, scheduled debt repayments and other known working capital needs. If additional funds are required to accomplish long-term expansion of operations, management believes that funding can be obtained through lending or equity sources to meet such requirements.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of the Shareholders held October 21, 1997, shareholders voted on the following matters:

     1. To elect as Directors of the Company, Gordon E. Forward and James M. Hoak, Jr. to terms expiring in 2000. Votes cast to elect Gordon E. Forward were 17,747,056 affirmative, 818,357 opposed and 2,369,562 abstained or non-voted. Votes cast to elect James M. Hoak, Jr. were 17,751,262 affirmative, 814,151 opposed and 2,369,562 abstained or non-voted. Terms of office expire for the continuing directors, Robert D. Rogers, Ian Wachtmeister, and Gerald R. Heffernan in 1998 and for the continuing directors Robert Alpert, Richard I. Galland, and Elizabeth
         C. Williams in 1999.

     2. To authorize amending the Company's Certificate of Incorporation to change the name of the corporation. Votes cast were 18,377,115 affirmative, 139,438 opposed and 2,418,422 abstained or non-voted.

     3. To amend the Texas Industries, Inc. 1993 Stock Option Plan to increase the number of shares of Common Stock which may be issued under the Plan from 2,000,000 to 4,000,000 shares. Votes cast were 11,588,858 affirmative, 4,317,817 opposed and 5,028,300 abstained or non-voted.

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

     (11)  Statement re:  Computation of earnings per share

     (15)  Letter re:  Unaudited Interim Financial Information

     (27)  Financial Data Schedule

This schedule contains summary financial information extracted from the Registrant's Unaudited November 30, 1997 Consolidated Financial Statements and is qualified in its entirety by reference to such financial statements.

The Registrant filed the following report on Form 8-K during the three-month period ended November 30, 1997:

           September 9, 1997, reporting that the Registrant had reached agreement to purchase Riverside Cement Company, a cement manufacturing and distribution company located in California from Ssangyong Cement Industrial Co., Ltd., Seoul, Korea.

                                  SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                TEXAS INDUSTRIES, INC.



January 12, 1998                /s/  Richard M. Fowler
----------------                --------------------------------------------
                                Richard M. Fowler
                                Vice President & Chief Financial Officer




January 12, 1998                /s/  James R. McCraw
----------------                --------------------------------------------
                                James R. McCraw
                                Vice President - Accounting and Information
                                  Services

                               INDEX TO EXHIBITS


Exhibits                                                             Page

 11.    Statement re:  Computation of per share earnings...........    18

 15.    Letter re:  Unaudited Interim Financial Information........    19

 27.    Financial Data Schedule....................................    **


     ** Electronically filed only.