Form 10-Q
period 1998-02-28
TEXAS INDUSTRIES INC
filed 1998-04-14
CIK 97472

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 28, 1998


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

As of April 7, 1998, 21,128,986 shares of Registrant's Common Stock, $1.00 par value, were outstanding.

                                     INDEX

                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION                                                           Page
-----------------------------
Item 1.   Financial Statements

            Consolidated Balance Sheets -- February 28, 1998 and May 31, 1997...........   3

            Consolidated Statements of Income -- three months and nine months ended
              February 28, 1998 and February 28, 1997...................................   4

            Consolidated Statements of Cash Flows -- nine months ended February 28, 1998
              and February 28, 1997.....................................................   5

            Notes to Consolidated Financial Statements..................................   6

            Independent Accountants' Review Report......................................  11

Item 2.   Management's Discussion and Analysis of Operating Results
            and Financial Condition.....................................................  12

PART II.  OTHER INFORMATION
---------------------------

Item 6.   Exhibits and Reports on Form 8-K..............................................  15

SIGNATURES
----------

                          CONSOLIDATED BALANCE SHEETS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

                                                       (Unaudited)
                                                       February 28,   May 31,
------------------------------------------------------------------------------
In thousands                                               1998         1997
------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS
 Cash                                                 $     4,428    $  19,834
 Notes and accounts receivable                            152,079      122,783
 Inventories                                              166,571      167,146
 Prepaid expenses                                          45,467       34,613
                                                      -----------     --------
      TOTAL CURRENT ASSETS                                368,545      344,376

OTHER ASSETS
 Real estate and other investments                         13,301       14,920
 Goodwill and other intangibles                           155,081       63,297
 Other                                                     33,110       26,553
                                                      -----------     --------
                                                          201,492      104,770

PROPERTY, PLANT AND EQUIPMENT
 Land and land improvements                               133,298      118,248
 Buildings                                                 68,199       66,156
 Machinery and equipment                                  979,092      815,019
                                                      -----------     --------
                                                        1,180,589      999,423
 Less allowances for depreciation                         633,258      600,646
                                                      -----------     --------
                                                          547,331      398,777
                                                      -----------     --------
                                                      $ 1,117,368    $ 847,923
                                                      ===========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Trade accounts payable                                $   90,010   $   51,021
 Accrued interest, wages and other items                   43,573       36,909
 Current portion of long-term debt                         13,430       13,452
                                                      -----------     --------
      TOTAL CURRENT LIABILITIES                           147,013      101,382

LONG-TERM DEBT                                            369,404      176,056

DEFERRED FEDERAL INCOME TAXES AND OTHER CREDITS            83,402       80,080

MINORITY INTEREST                                              --       37,594

SHAREHOLDERS' EQUITY
 Common stock, $1 par value                                25,067       25,067
 Additional paid-in capital                               255,149      255,149
 Retained earnings                                        324,605      262,774
 Cost of common shares in treasury                        (87,272)     (90,179)
                                                      -----------     --------
                                                          517,549      452,811
                                                      -----------     --------
                                                       $1,117,368     $847,923
                                                      ===========     ========

See notes to consolidated financial statements.

                                  (Unaudited)
                       CONSOLIDATED STATEMENTS OF INCOME
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

                                            Three months ended     Nine months ended
                                                February 28,          February 28,
-------------------------------------------------------------------------------------
In thousands except per share                 1998       1997       1998       1997
-------------------------------------------------------------------------------------
NET SALES                                   $281,421   $216,618   $861,168   $696,936

COSTS AND EXPENSES (INCOME)
 Cost of products sold                       228,074    178,129    683,116    554,956
 Selling, general and administrative          23,752     17,431     67,798     56,006
 Interest                                      6,205      4,852     14,418     14,165
 Other income                                 (5,059)    (1,824)   (10,603)    (7,169)
                                            --------   --------   --------   --------
                                             252,972    198,588    754,729    617,958
                                            --------   --------   --------   --------
       INCOME BEFORE THE FOLLOWING ITEMS      28,449     18,030    106,439     78,978

Income taxes                                   9,201      6,330     35,252     26,767
                                            --------   --------   --------   --------
                                              19,248     11,700     71,187     52,211

Minority interest in Chaparral                  (620)    (1,574)    (4,400)    (4,298)
                                            --------   --------   --------   --------
       NET INCOME                           $ 18,628   $ 10,126   $ 66,787   $ 47,913
                                            ========   ========   ========   ========

BASIC
 Average shares                               21,135     21,418     21,066     22,012

 Earnings per share                         $    .88   $    .48   $   3.18   $   2.18
                                            ========   ========   ========   ========

DILUTED
 Average shares                               21,912     21,786     21,717     22,457

 Earnings per share                         $    .85   $    .47   $   3.08   $   2.14
                                            ========   ========   ========   ========


Cash dividends                              $   .075   $   .075   $   22.5   $   .175
                                            ========   ========   ========   ========


See notes to consolidated financial statements.

                                  (Unaudited)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

                                                     Nine months ended
                                                        February 28,
-----------------------------------------------------------------------
In thousands                                          1998       1997
-----------------------------------------------------------------------

OPERATING ACTIVITIES
 Net income                                        $  66,787   $ 47,913
 Loss on disposal of assets                              611        186
 Non-cash items
  Depreciation, depletion and amortization            45,001     40,979
  Deferred taxes                                      (1,538)    (2,331)
  Undistributed minority interest                      4,177      3,643
  Other - net                                          5,601      4,182
 Changes in operating assets and liabilities
  Notes and accounts receivable                      (12,537)     2,226
  Inventories and prepaid expenses                     6,305    (27,075)
  Accounts payable and accrued liabilities            28,126     (4,002)
  Real estate and investments                          1,834      2,742
                                                   ---------   --------
    Net cash provided by operations                  144,367     68,463

INVESTING ACTIVITIES
 Purchase of Riverside Cement Company               (110,916)        --
 Purchase of Chaparral minority interest             (71,970)        --
 Capital expenditures - Virginia steel facility      (47,881)        --
 Capital expenditures - other                       (113,568)   (65,262)
 Proceeds from disposal of assets                      2,282      1,426
 Other - net                                          (4,300)    (2,316)
                                                   ---------   --------
    Net cash used by investing                      (346,353)   (66,152)

FINANCING ACTIVITIES
 Proceeds from long-term borrowing                   267,639     53,206
 Debt retirements                                    (74,324)   (28,726)
 Purchase of treasury shares                            (558)   (41,572)
 Purchase of Chaparral stock                              --     (3,770)
 Dividends paid                                       (4,721)    (3,794)
 Other - net                                          (1,456)    (1,707)
                                                   ---------   --------
    Net cash provided (used) by financing            186,580    (26,363)
                                                   ---------   --------
Decrease in cash                                     (15,406)   (24,052)

Cash at beginning of period                           19,834     28,055
                                                   ---------   --------
Cash at end of period                              $   4,428   $  4,003
                                                   =========   ========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Texas Industries, Inc. (the Company or TXI), through its subsidiaries, is a producer of steel and cement, aggregate and concrete products for the construction and manufacturing industries. Chaparral Steel Company (Chaparral) produces beams, merchant and special bar quality rounds, reinforcing bars and channels, primarily for markets in North America and, under certain market conditions, Europe and Asia. Cement, aggregate and concrete operations supply cement and aggregates, ready-mix, pipe, block and brick from facilities concentrated primarily in Texas, Louisiana, and California with several products marketed throughout the U.S.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended February 28, 1998, are not necessarily indicative of the results that may be expected for the year ended May 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1997.

ESTIMATES: The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and all subsidiaries. The minority interest represents the separate public ownership of Chaparral which was acquired by the Company on December 31, 1997. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

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

EARNINGS PER SHARE: Effective February 28, 1998, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS 128). SFAS 128 prescribes new calculations for Basic and Diluted Earnings Per Share (EPS) which replaces the former calculations for Primary and Fully Diluted EPS and requires the restatement of prior period EPS data.

Basic EPS is computed by adjusting net income for the amortization of additional goodwill in connection with a contingent payment for the acquisition of Chaparral, then dividing by the weighted average number of common shares outstanding during the period including contingently issuable shares. Diluted EPS also adjusts the outstanding shares for the dilutive effect of stock options and awards.

Basic and Diluted EPS are calculated as follows:


                                        Three months ended  Nine months ended
                                           February 28,       February 28,
    -------------------------------------------------------------------------
    In thousands except per share         1998      1997      1998     1997
    -------------------------------------------------------------------------

    Earnings:
     Net income                          $18,628   $10,126   $66,787  $47,913
     Contingent price amortization            58        58       174      174
                                         -------   -------   -------  -------
                                         $18,686   $10,184   $66,961  $48,087
                                         =======   =======   =======  =======
    Shares:
     Weighted average shares outstanding  21,034    21,337    20,969   21,923
     Contingently issuable shares            101        81        97       89
                                         -------   -------   -------  -------
                                          21,135    21,418    21,066   22,012

     Stock option and award dilution         777       368       651      445
                                         -------   -------   -------  -------
                                          21,912    21,786    21,717   22,457
                                         =======   =======   =======  =======

    Basic earnings per share             $   .88   $   .48   $  3.18  $  2.18
                                         =======   =======   =======  =======

    Diluted earnings per share           $   .85   $   .47   $  3.08  $  2.14
                                         =======   =======   =======  =======


INTANGIBLE ASSETS: Goodwill and other intangibles is presented net of accumulated amortization of $20.8 million at February 28, 1998 and $17.9 million at May 31, 1997. Goodwill resulting from the acquisitions of Chaparral Steel Company and Riverside Cement Company, totalling $148.8 million at February 28, 1998 and $57.2 million at May 31, 1997 (net of accumulated amortization) are being amortized currently on a straight-line basis over 40-year periods. Other intangibles consisting primarily of goodwill and non-compete agreements are being amortized on a straight-line basis over periods of 2 to 15 years. Management reviews remaining goodwill and other intangibles with consideration toward recovery through future operating results (undiscounted) at the current rates of amortization.

INCOME TAXES: Accounting for income taxes uses the liability method of recognizing and classifying deferred income taxes. The Company joins in filing a consolidated return with its subsidiaries. Current and deferred tax expense is allocated among the members of the group based on a stand-alone calculation of the tax of the individual member.

WORKING CAPITAL

Working capital totaled $221.5 million at February 28, 1998, compared to $243.0 million at May 31, 1997.

Notes and accounts receivable of $152.1 million at February, compared with $122.8 million at May, are presented net of allowances for doubtful receivables of $7.2 million at February and $2.5 million at May.

Inventories are stated at cost (not in excess of market) generally using the last-in, first-out method (LIFO). If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $12.7 million at February and $11.7 million at May.

Inventories are summarized as follows:

    ---------------------------------------------------------------------------
    In thousands                                             February    May
    ---------------------------------------------------------------------------

    Finished products                                        $ 61,739  $ 77,021
    Work in process                                            35,739    27,162
    Raw materials and supplies                                 69,093    62,963
                                                             --------  --------
                                                             $166,571  $167,146
                                                             ========  ========

LONG-TERM DEBT

Long-term debt is comprised of the following:

    ----------------------------------------------------------------------------
    In thousands                                              February    May
    ----------------------------------------------------------------------------

     Revolving credit facility maturing 2002, interest rate
      6.03% (.4% over LIBOR)                                  $ 38,000  $ 40,000
     Senior notes due through 2017, interest rates
      average 7.28%                                            200,000        --
     Senior notes due through 2008, interest rates
      average 7.28%                                             75,000    75,000
     Senior notes due through 2004, interest rates
      average 10.2%                                             56,000        --
     Senior note due through 1999, interest rate
      14.2%                                                      4,091        --
     Pollution control bonds, due through 2007, interest rate
      6.38% (75% of prime)                                       7,595     7,935
     Replaced Chaparral debt                                        --    64,182
     Other, maturing through 2005, interest rates
      from 8% to 10%                                             2,148     2,391
                                                              --------  --------
                                                               382,834   189,508
     Less current maturities                                    13,430    13,452
                                                              --------  --------
                                                              $369,404  $176,056
                                                              ========  ========

Annual maturities of long-term debt for each of the five succeeding years are $13.4, $9.1, $8.9, $8.9 and $46.7 million.

The Company has available a bank-financed $350 million long-term revolving credit facility. In addition to the $38.0 million currently outstanding under this facility, $9.4 million has been utilized to support letters of credit. Commitment fees at a current annual rate of .125% are paid on the unused portion of this facility.

On December 31, 1997, Chaparral's senior and first mortgage notes, which restricted dividends and advances to its shareholders including the parent company were replaced with senior notes of the Company having the same interest rate and maturities as the Chaparral notes but with the same loan covenants as the Company's other senior notes.

Loan agreements contain covenants which provide for minimum working capital, restrictions on purchases of treasury stock and payment of dividends on common stock, and limitations on incurring certain indebtedness and making certain investments. Under the most restrictive of these agreements, the aggregate amount of annual cash dividends on common stock is limited based on the ratio of earnings before interest, taxes, depreciation and amortization to fixed charges. The Company is in compliance with all loan covenant restrictions.

The amount of interest paid for the nine-month periods presented was $12.3 million in 1998 and $12.2 million in 1997. Interest capitalized totaled $2.1 million in the 1998 period.

SHAREHOLDERS' EQUITY

Common stock consists of:

     -------------------------------------------------------------------------
     In thousands                                             February   May
     -------------------------------------------------------------------------

     Shares authorized                                          40,000  40,000
     Shares outstanding at end of period                        21,088  20,896
     Weighted average shares outstanding assuming dilution      21,717  22,163
     Shares held in treasury                                     3,979   4,171
     Shares reserved for stock options and other                 3,979   2,163

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

STOCK OPTION PLANS

The Company's stock option plans provide that non-qualified and incentive stock options to purchase Common Stock may be granted to directors, officers and key employees at market prices at date of grant. Generally, options become exercisable in installments beginning one or two years after date of grant and expire six or ten years later depending on the initial date of grant. A summary of option transactions for the nine-month period ended February 28, 1998, follows:

    ----------------------------------------------------------------------------
                                                                Weighted Average
                                     Shares Under Option          Option Price
    ----------------------------------------------------------------------------
    Outstanding at June 1                1,797,131                    $21.62
     Granted                               365,550                     46.27
     Exercised                            (195,454)                    15.15
     Canceled                              (44,040)                    21.35
                                         ---------                    ------
    Outstanding at February 28           1,923,187                    $26.97
                                         =========                    ======

At February 28, 1998, there were 536,437 shares exercisable and 1,918,530 shares available for future grants. Outstanding options expire on various dates to January 14, 2008.

INCOME TAXES

Federal income taxes for the interim periods ended February 28, 1998 and 1997, have been included in the accompanying financial statements on the basis of an estimated annual rate. The estimated annualized tax rate is 33.1% for 1998 compared with 33.9% for 1997. The primary reason that these respective tax rates differ from the 35% statutory corporate rate is due to goodwill expense which is not tax deductible, percentage depletion which is tax deductible and the net state income tax expense. The Company made income tax payments of $37.2 million and $30.8 million in the nine-month periods ended February 28, 1998 and 1997, respectively.

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

ACQUISITIONS

On December 31, 1997, the Company acquired the 15.7% separate public ownership of Chaparral Steel Company. Pursuant to the merger agreement, the owners of the approximately 4.5 million publicly traded shares received cash consideration of $15.50 per share. As of February 28, 1998, $72.0 million of the estimated $77.1 million total acquisition cost including transaction expenses had been paid.
The excess of the acquisition costs over the fair value of the net assets acquired, approximately $34.9 million, was recorded as goodwill and is being amortized over a 40-year period.

Effective December 31, 1997, the Company acquired Riverside Cement Company for an estimated $115.4 million in cash and the assumption of certain liabilities. An initial cash payment of $110.9 million was made on January 15, 1998 with the balance payable within 60 days. The estimated purchase price was allocated to the net assets acquired based on their estimated fair values. The fair value of tangible assets acquired and liabilities assumed was $65.8 million and $9.1 million, respectively. The balance of the purchase price, $58.7 million, was recorded as goodwill and is being amortized over a 40-year period. Riverside Cement Company owns and operates cement plants in Crestmore and Oro Grande, California with distribution terminals in the northern and southern parts of the state. The purchased manufacturing facilities are planned to be upgraded and expanded with modern technology within existing permit limitations and limestone reserves. The purchase is expected to increase the Company's cement capacity by 60%.

                                   EXHIBIT A
                                   ---------

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors
Texas Industries, Inc.



We have reviewed the accompanying condensed consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of February 28, 1998, and the related condensed consolidated statements of income for the three-month and nine-month periods ended February 28, 1998 and 1997, and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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



March 20, 1998

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of operations and financial condition for the three-month and nine-month periods ended February 28, 1998 to the three-month and nine-month periods ended February 28, 1997.

RESULTS OF OPERATIONS

Consolidated net sales of $281.4 million for the quarter ended February 28, 1998 increased 30% from the prior year period. Steel sales were $174.5 million, up $26.8 million as shipments increased 43,000 tons on 6% higher average selling prices. Net sales for the current nine-month period at $528.9 million were 20% higher than 1997 levels on a 16% increase in shipments and $10 per ton increase in average selling prices. Continued strength in the construction industries has sustained demand for structural products. Structural mill shipments were up 21% over the prior year quarter, although slightly lower than the November 1997 quarter. Pricing, 2% higher than the November 1997 quarter, reflects the impact of the previously announced summer price increases. Realized prices for bar mill products increased 5% over the prior year quarter as a result of improved product mix and higher rebar and SBQ prices while shipments were 9% lower. Cement, aggregate and concrete sales for the quarter were $106.9 million, 55% higher than the prior year period. Cement sales for the quarter were up $20.1 million from the prior year. The acquisition of Riverside Cement Company in January 1998 opened new cement markets in Southern California and surrounding states to the Company. Shipments from the Company's Texas operations increased 28% from the prior year period, with total shipments including Riverside up 68%. Cement average pricing was comparable to that of the prior year. Ready-mix pricing increased 3% with volumes 45% above those of the prior year quarter. Aggregate shipments were up 29%, with overall average prices below the prior year period due to the product mix. The return to more normal weather conditions in Texas and Louisiana and the continued strength of construction activity has provided a favorable balance between supply and demand for the Company's products.

BUSINESS SEGMENTS

                                                   Three months ended
                                                      February 28,
     -----------------------------------------------------------------
     In thousands                                    1998         1997
     -----------------------------------------------------------------

     NET SALES
       Bar mill                                  $ 40,311     $ 42,420
       Structural mills                           131,797      103,897
       Transportation and other                     2,412        1,398
                                                 --------     --------
       TOTAL STEEL                                174,520      147,715

       Cement                                      46,330       26,256
       Ready-mix                                   40,969       27,398
       Stone, sand & gravel                        16,480       13,844
       Other products                              23,053       16,798
       Interplant                                 (19,931)     (15,393)
                                                 --------     --------
       TOTAL CEMENT, AGGREGATE AND CONCRETE       106,901       68,903
                                                 --------     --------
       TOTAL NET SALES                           $281,421     $216,618
                                                 ========     ========


     UNITS SHIPPED
       Bar mill (tons)                                112          124
       Structural mills (tons)                        317          262
                                                 --------     --------
       TOTAL STEEL TONS                               429          386

       Cement (tons)                                  692          413
       Ready-mix (cubic yards)                        750          516
       Stone, sand & gravel (tons)                  3,553        2,764



                                                   Three months ended
                                                      February 28,
     -----------------------------------------------------------------
     In thousands                                   1998        1997
     -----------------------------------------------------------------

     STEEL OPERATIONS
       Gross profit                               $ 37,142    $ 32,738
       Less: Depreciation & amortization             8,858       8,452
             Selling, general & administrative       8,947       6,919
             Other income                           (1,462)       (494)
                                                  --------    --------
       OPERATING PROFIT                             20,799      17,861


     CEMENT, AGGREGATE AND CONCRETE OPERATIONS
       Gross profit                                 31,560      18,742
       Less: Depreciation, depletion &
              amortization                           7,217       4,932
             Selling, general & administrative       7,927       6,057
             Other income                             (453)       (423)
                                                  --------    --------
       OPERATING PROFIT                             16,869       8,176
                                                  --------    --------
     TOTAL OPERATING PROFIT                         37,668      26,037


     CORPORATE RESOURCES
       Other income                                  3,144         907
       Less: Depreciation & amortization               243         199
             Selling, general & administrative       5,915       3,863
                                                  --------    --------
                                                    (3,014)     (3,155)

     INTEREST EXPENSE                               (6,205)     (4,852)
                                                  --------    --------

     INCOME BEFORE TAXES & OTHER ITEMS            $ 28,449    $ 18,030
                                                  ========    ========

Consolidated cost of products sold including depreciation, depletion and amortization was $228.1 million, an increase of $49.9 million from the prior year quarter. Steel costs of $146.2 million, increased $22.8 million as a result of increased shipments and higher melting conversion costs which increased average unit costs. Cement, aggregate and concrete costs were $81.9 million, an increase of $27.1 million over the prior year period as a result of increased volumes and higher per unit cement manufacturing costs.

Operating profit of $37.7 million in the current quarter was 45% higher than the prior year period. Steel profits at $20.8 million were $2.9 million higher due primarily to increased structural shipments at higher average selling prices. Cement, aggregate and concrete profits were up $8.7 million over the prior year on increased volumes. In addition, the Riverside acquisition, which represents a 60% increase in the Company's cement capacity, contributed to operating profit despite severe wet weather in the region.

Selling, general and administrative expenses including depreciation and amortization at $23.8 million, increased $6.3 million over the prior year quarter. Steel SG&A expense increased $2.0 million primarily due to increased employee incentive accruals as a result of increased profits. Cement, aggregate and concrete SG&A expense increased $2.2 million primarily due to expanded operations and higher incentive accruals. Corporate resources SG&A expense increased $2.1 million due primarily to increased performance based compensation expenses and general expenses not allocated to operations. Corporate other income includes $2.1 million from property sales generated by the Company's real estate operations, $1.5 million higher than the 1997 period. Interest expense for the current quarter, at $7.3 million including $1.1 million which was capitalized, increased $2.4 million over the prior year period due to the additional $200 million long-term borrowing completed in December 1997. Income tax expense was provided at a .8% lower estimated annualized tax rate in 1998.

CASH FLOWS

Net cash provided by operations in 1998, at $144.4 million, increased $75.9 million over 1997 due to higher net income, increased depreciation, depletion and amortization expense and changes in working capital items. Receivables increased $12.5 million in 1998 on increased sales. In 1997, receivables decreased $2.2 million, as a result of reduced cement, aggregate and concrete shipments and the collection of $6.9 million in notes receivable from real estate sales offset by increased receivables due to changes in steel's cash discount policy. Inventories declined $8.4 million in 1998 as increased shipments reduced steel inventories. In 1997, inventories grew $22.7 million due to steel's record melt shop production and reduced shipments in both operations. Accounts payable and accrued expenses increased $28.1 million in 1998 compared to a decrease of $4.0 million in 1997 due in part to increased trade payables from expanded operations and higher incentive, interest and tax accruals.

Investing activities used $346.4 million compared to $66.2 million in 1997. Capital expenditures for normal replacement and technological upgrades of existing equipment and expansion of the Company's operations of $113.6 million for the current nine-month period were $48.3 million greater than 1997. Expenditures for corporate resources of $1.7 million were comparable to the prior year. Cement, aggregate and concrete expenditures of $44.7 million include the purchase of expanded shale and clay facilities in Colorado and additional ready-mix plants in Texas and Louisiana. Steel expenditures of $67.2 million include bar mill upgrades at the Midlothian steel facility which will expand and improve the existing product mix. The fiscal 1998 capital budget is estimated to reach $160 million.

The Company's Virginia steel facility currently under construction used $47.9 million during 1998. Production is scheduled to begin in 1999 with total costs for the site, utilities, equipment and installation estimated to be approximately $450 million.

Effective December 31, 1997, the Company purchased Riverside Cement Company for an estimated $115.4 million in cash and the assumption of certain liabilities valued at $9.1 million. An initial cash payment of $110.9 million was made on January 15, 1998 with the balance payable within 60 days. The fair value of the tangible assets acquired was $65.8 million. The balance of the purchase price, $58.7 million, was recorded as goodwill and is being amortized over a 40-year period. Riverside Cement Company owns and operates plants in Crestmore and Oro Grande, California with distribution terminals in the northern and southern parts of the state.

On December 31, 1997, the Company completed its acquisition of the minority interest of Chaparral Steel Company. As of February 28, 1998, $72.0 million of the estimated $77.1 million total acquisition cost including transaction expenses had been paid. The excess of the acquisition costs over the fair value of the net assets acquired, approximately $34.9 million, was recorded as goodwill and is being amortized over a 40-year period.

Financing activities provided $186.6 million in 1998 compared to $26.4 million used in 1997. Borrowings, net of debt retirements, increased $168.8 million in 1998 over 1997. On December 18, 1997, the Company concluded the placement of $200 million in fixed-rate senior notes having an average maturity of twelve years and average interest rate of 7.28%. In addition, on December 31, 1997, Chaparral's senior and first mortgage notes, which restricted dividends and advances to its shareholders, including the parent company, were replaced with senior notes of the Company having the same interest rates and maturities as the Chaparral notes but with the same loan covenants as the Company's other senior notes. In 1997, the Company purchased $41.6 million of its Common Stock pursuant to a decision announced in October 1996 authorizing the repurchase of shares for general corporate purposes. During the same period, Chaparral purchased $3.8 million of its common stock. The Company's quarterly cash dividend at $.075 per common share was 28% higher than the per share rate in 1997 on 4.6% fewer outstanding shares.

FINANCIAL CONDITION

The Company has a $350 million long-term revolving credit facility which expires in December 2002. At February 28, 1998, $302.6 million was available for future borrowings.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     Exhibit 11 "Statement re: Computation of Earnings per Share" has been omitted because the information required therein is included elsewhere in the financial statements or notes thereto.

The following exhibits are included herein:

     10.1 Partnership Interests Purchase Agreement with an effective date of December 31, 1997 by and among TXI California, Inc., TXI Riverside, Inc., RVC Venture Corp. and Ssangyong/Riverside Venture Corp. filed with the Securities and Exchange Commission on Form 8-K dated January 26, 1998, and incorporated herein by reference

     10.2 $350,000,000 Second Amended and Restated Credit Agreement among Texas Industries Inc., Certain Leaders, Certain Co-Agents and NationsBank of Texas, N.A., as Administrative Lender dated December 18, 1997

     10.3 Texas Industries, Inc. $80,000,000 7.15% Senior Notes, Series A, due April 15, 2006; $40,000,000 7.20% Senior Notes, Series B, due April 15, 2007; $10,000,000 7.28% Senior Notes, Series C, due April 15,
           2009; $45,000,000 7.395% Senior Notes, Series D, due April 15, 2012;
           $25,000,000 7.59% Senior Notes, Series E, due April 15, 2017 note agreement dated as of December 18, 1997

     15.1  Letter re:  Unaudited Interim Financial Information

     27.1 Financial Data Schedule for the nine-month period ended February 28, 1998

     27.2 Restated Financial Data Schedule for the three-month period ended August 31, 1997 and six-month period ended November 30, 1997

     27.3 Restated Financial Data Schedule for the three-month period ended August 31, 1996, six-month period ended November 30, 1996, nine-month period ended February 28, 1997 and year ended May 31, 1997

     27.4 Restated Financial Data Schedule for the three-month period ended August 31, 1995, six-month period ended November 30, 1995, nine month period ended February 29, 1996, and year-ended May 31, 1996

     27.5  Restated Financial Data Schedule for the year ended May 31, 1995

These schedules contain summary financial information extracted from the Registrant's Unaudited Consolidated Financial Statements and are qualified in their entirety by reference to such financial statements.

The Registrant filed the following report on Form 8-K during the three-month period ended February 28, 1998:

        January 26, 1998, reporting that on January 15, 1998 TXI Riverside, Inc. and TXI California, Inc. each a wholly-owned subsidiary of Registrant purchased an aggregate of 100% of the partnership interests of Riverside Cement Company for a purchase price of approximately $114,981,815 from RVC Venture Corp. and Ssangyong/Riverside Venture Corp. Riverside Cement Company owns and will continue to operate cement manufacturing and bagging facilities in California.

                                  SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                TEXAS INDUSTRIES, INC.



April 10, 1998                  /s/  Richard M. Fowler
--------------                  ------------------------------------------------
                                Richard M. Fowler
                                Vice President & Chief Financial Officer




April 10, 1998                  /s/  James R. McCraw
--------------                  ------------------------------------------------
                                James R. McCraw
                                Vice President - Accounting/Information Services

                               INDEX TO EXHIBITS


   Exhibits                                                                 Page

     10.1  Partnership Interests Purchase Agreement with an
           effective date of December 31, 1997 by and among
           TXI California, Inc., TXI Riverside, Inc., RVC
           Venture Corp. and Ssangyong/Riverside Venture Corp.
           filed with the Securities and Exchange Commission
           on Form 8-K dated January 26, 1998, and incorporated
           herein by reference.............................................    *

     10.2  $350,000,000 Second Amended and Restated Credit
           Agreement among Texas Industries Inc., Certain Leaders,
           Certain Co-Agents and NationsBank of Texas, N.A., as
           Administrative Lender dated December 18, 1997...................   **

     10.3  Texas Industries, Inc. $80,000,000 7.15% Senior Notes,
           Series A, due April 15, 2006;
           $40,000,000 7.20% Senior Notes, Series B, due April 15, 2007; $10,000,000 7.28% Senior Notes, Series C, due April 15, 2009; $45,000,000 7.395% Senior Notes, Series D, due April 15, 2012;
           $25,000,000 7.59% Senior Notes, Series E, due April 15, 2017
           note agreement dated as of December 18, 1997....................   **

     15.1  Letter re:  Unaudited Interim Financial Information.............   18

     27.1  Financial Data Schedule for the nine-month period ended
           February 28, 1998...............................................   **

     27.2  Restated Financial Data Schedule for the three-month period ended August 31, 1997 and six-month period ended
           November 30, 1997...............................................   **

     27.3  Restated Financial Data Schedule for the three-month period ended August 31, 1996, six-month period ended November 30, 1996, nine-month period ended February 28, 1997 and year ended
           May 31, 1997....................................................   **

     27.4  Restated Financial Data Schedule for the three-month period ended August 31, 1995, six-month period ended November 30,
           1995, nine month period ended February 29, 1996, and year-ended
           May 31, 1996....................................................   **

     27.5  Restated Financial Data Schedule for the year ended
           May 31, 1995....................................................   **



                * Previously filed and incorporated herein by reference. ** Electronically filed only.