Form 10-K
period 1998-05-31
TEXAS INDUSTRIES INC
filed 1998-08-27
CIK 97472

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).

     For the fiscal year ended May 31, 1998

                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).

     For the transition period from __________________  to ________________

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

       Registrant's telephone number, including area code (972) 647-6700


          Securities registered pursuant to Section 12(b) of the Act:


      Title of each class          Name of each exchange on which registered
-----------------------------      ----------------------------------------

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

The aggregate market value of the Registrant's Common Stock, $1.00 par value, held by non-affiliates of the Registrant as of June 30, 1998 was $1,077,996,256. As of August 24, 1998, 21,219,286 shares of the Registrant's Common Stock, $1.00 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant's definitive proxy statement for the annual meeting of shareholders to be held October 20, 1998, are incorporated by reference into
Part III.

                               TABLE OF CONTENTS


                                                                           Page
                                    PART I

Item 1.     Business........................................................  1

Item 2.     Properties......................................................  5

Item 3.     Legal Proceedings...............................................  5

Item 4.     Submission of Matters to a Vote of Security Holders.............  6

Item 4A.    Executive Officers of the Registrant............................  6


                                    PART II

Item 5.     Market for the Registrant's Common Stock and Related
              Security Holder Matters.......................................  8

Item 6.     Selected Financial Data.........................................  8

Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................  9

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...... 13

Item 8.     Financial Statements and Supplementary Data..................... 13

Item 9.     Disagreements on Accounting and Financial Disclosures........... 28

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant.............. 28

Item 11.    Executive Compensation.......................................... 28

Item 12.    Security Ownership of Certain Beneficial Owners and Management.. 28

Item 13.    Certain Relationships and Related Transactions.................. 28

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K. 28

                                    PART I



ITEM 1.   BUSINESS

(a)  General Development of Business

Texas Industries, Inc. and subsidiaries (unless the context indicates otherwise, collectively, the "Registrant", the "Company" or "TXI"), is a leading supplier of construction materials through two business segments: structural steel and specialty bar products (the "Steel" segment); and cement, aggregate and concrete products (the "CAC" segment). Through its Steel segment, TXI produces and sells structural steel, specialty bar products, merchant bar-quality rounds, reinforcing bar and channels. Through the CAC segment, TXI produces and sells cement, stone, sand and gravel, expanded shale and clay aggregate and concrete products. The Company is the largest producer of cement in Texas, a major cement producer in California and the second largest supplier of structural steel products in North America. Demand for structural steel, cement, aggregate and concrete products is primarily driven by construction activity, while specialty bar products supply the original equipment manufacturers, tool and oil country goods markets.

Incorporated April 19, 1951, the Registrant began its cement operations in 1960 with the opening of its Midlothian, Texas facility and added its steel operations in 1975 with the construction of a plant in Midlothian. TXI has derived significant benefits as a producer of both cement and steel, primarily in lowering production costs and enhancing productivity through the innovative recycling of by-products of manufacturing.

On December 31, 1997, the Company acquired Riverside Cement Company, the owner of a 1.3 million ton per year portland cement plant and a 100,000 ton per year specialty white cement plant. The acquisition increased TXI's cement capacity by 60% and opened the California regional cement market to the Company. TXI is constructing a structural steel facility in Virginia, scheduled to begin operations in the summer of 1999, which will expand TXI's steel capacity by approximately two-thirds. On December 31, 1997, the Company acquired the minority interest in its 85% owned subsidiary, Chaparral Steel Company. In March 1998, TXI filed for a permit to expand its Midlothian, Texas cement plant's production from 1.3 to 2.8 million tons per year.

(b)  Financial Information about Industry Segments

Financial information for the Registrant's two industry segments, is presented in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 and 11, incorporated herein by reference.

(c)  Narrative Description of Business



STEEL

The Company's steel facility in Midlothian, Texas follows a market mill concept which entails the low cost production of a wide variety of products ranging from reinforcing bar and specialty bar products to large-sized structural beams. The facility has two electric arc furnaces with continuous casters which feed melted steel to a bar mill, a structural mill and a large beam mill which together produce a broader array of steel products than a traditional mini-mill.
Finished (rolled) products produced include beams up to twenty-four inches wide, merchant bar-quality rounds, special bar quality rounds, reinforcing bar and channels.

The rated annual capacity of the Texas operating facilities are as follows:

                  Annual Rated Productive          Approximate
                      Capacity (Tons)       Facility Square Footage
                  -----------------------   -----------------------

     Melting             1,800,000                  265,000
     Rolling             1,900,000                  560,000

The bar and structural mills produced approximately 1.6 million tons of finished products during each of the last three years.

Recycled steel is the primary raw material, with shredded steel representing 45 percent of the raw material mix. A major portion of the shredded steel requirements is produced by a shredder operation at the steel mill. The shredded material is primarily composed of crushed auto bodies purchased on the open market. Another grade of recycled steel, #1 Heavy, representing 27 percent of the raw material requirements is also purchased on the open market. The purchase price of recycled steel is subject to market forces largely beyond the Company's control. The supply of recycled steel is expected to be adequate to meet future requirements.

The steel mill consumes large amounts of electricity and natural gas. Electricity is currently obtained from a local electric utility under an interruptible supply contract with price adjustments which reflect increases or decreases in the utility's fuel costs. Natural gas is obtained from a local gas utility under a supply contract. The Company believes that adequate supplies of both electricity and natural gas are readily available.

The Company's steel products are marketed throughout the United States and to a limited extent in Canada and Mexico, and under certain market conditions, Western Europe and Asia. Sales are primarily to steel service centers and steel fabricators for use in the construction industry, as well as, to cold finishers, forgers and original equipment manufacturers for use in the railroad, defense, automotive, mobile home and energy industries. The Company does not place heavy reliance on franchises, licenses or concessions. At present, TXI has approximately 700 customers, none of which accounted for more than ten percent of the Steel segment's sales in 1998. Sales to affiliates are minimal. Orders are generally filled within 45 days and are cancelable. Delivery of finished products is accomplished by common-carrier, customer-owned trucks, rail or barge.

The Company competes with steel producers, including foreign producers, on the basis of price, quality and service. Certain of the foreign and domestic competitors, including both large integrated steel producers and mini-mills, have substantially greater assets and larger sales organizations than TXI. Intense sales competition exists for substantially all of the Steel segment's products.



CEMENT, AGGREGATE AND CONCRETE

The CAC business segment includes the manufacture and sale of cement, aggregates, ready-mix concrete, concrete pipe, block and brick. Production and distribution facilities are concentrated primarily in Texas, Louisiana and California, with markets extending into contiguous states. During 1998, the Company acquired cement facilities in California, expanded shale and clay aggregate facilities in Colorado and additional ready-mix plants in Texas and Louisiana. In addition, TXI has certain patented and unpatented mining claims in southern California which contain deposits of limestone. The Company does not place heavy reliance on patents, franchises, licenses or concessions related to its CAC operations.

CEMENT

TXI's principal product is portland cement. The Company also produces specialty cements such as white, masonry, adobe and oil well.

Cement production facilities are located at four sites in Texas and California:
Midlothian, Texas, south of Dallas/Fort Worth, the largest cement plant in Texas; Hunter, Texas, south of Austin; and Oro Grande and Crestmore, California, both near Los Angeles. Except for the Crestmore facility, the limestone reserves used as the primary raw material are located on fee-owned property adjacent to each of the plants. Raw material for the Crestmore facility is purchased from outside suppliers. Information regarding each of the Company's facilities is as follows:


                          Annual Rated Productive    Manufacturing       Service   Estimated Minimum
       Plant           Capacity - (Tons of Clinker)     Process            Date     Reserves - Years
       -----           ----------------------------     -------            ----     ---------------
  Midlothian, TX              1,300,000                  Wet               1960            100
  Hunter, TX                    800,000                  Dry               1979            100
  Oro Grande, CA              1,300,000                  Dry               1948             90
  Crestmore, CA                 100,000                  Dry               1962            N/A

The Company uses its patented CemStar process in both of its Texas facilities, which has increased combined annual production by approximately 10%. The Company intends to add this process to its Oro Grande facility in the near future. The CemStar process adds "slag," a co-product of steel-making, into a cement kiln along with the regular raw material feed. The slag serves to increase the production of clinker which is then ground to make cement. The primary fuel source for all of the Company's facilities is coal; however, the Company displaces approximately 35% of its coal needs at its Midlothian plant and approximately 10% of its coal needs at its Hunter plant by utilizing alternative fuels.

The Company produced approximately 2.7 million tons of finished cement in 1998,
2.1 million tons in 1997 and 2.2 million tons in 1996. Total annual shipments of finished cement were approximately 2.9 million tons in 1998, 2.1 million tons in 1997 and 2.4 million tons in 1996 of which 2.0 million tons in 1998, 1.3 million tons in 1997 and 1.5 million tons in 1996 were shipped to outside trade customers.

The Company markets its products throughout the southwestern United States. Its principal marketing area includes the states of Texas, Louisiana, Oklahoma, California, Nevada, Arizona and Utah. Sales offices are maintained throughout the marketing area and sales are made primarily to numerous customers in the construction industry, none of which accounted for more than ten percent of the trade sales volume in 1998.

The Company distributes cement from its plants by rail or truck to eight distribution terminals located throughout its marketing area.

The cement industry is highly competitive with suppliers differentiating themselves based on price, service and quality.

AGGREGATE, CONCRETE AND OTHER PRODUCTS

TXI's aggregate business, which includes sand, gravel, crushed limestone and expanded shale and clay, is conducted from facilities primarily serving the Dallas/Fort Worth, Austin and Houston areas in Texas, the Alexandria, New Orleans, Baton Rouge, and Monroe areas in Louisiana, Oakland/San Francisco and Los Angeles areas in California and the Denver area in Colorado. The following table summarizes certain information about the Registrant's aggregate production facilities:


                                                            Estimated Annual               Estimated
                                          Number of            Productive                   Minimum
Type of Facility and General Location      Plants               Capacity               Reserves - Years
-------------------------------------     ---------         ----------------           ----------------
     Crushed Limestone
       North Central Texas                      1             6.5 million tons                 28

     Sand & Gravel
       North Central Texas                      3             3.0 million tons                 11
       Central Texas                            2             2.4 million tons                 14
       Louisiana                               10             7.4 million tons                 24
       South Central Oklahoma                   1             1.2 million tons                  6
       Colorado                                 1              .5 million tons                 25

     Expanded Shale & Clay
       North Central & South Texas              2             1.2 million cu. yds.             25
       California                               2              .6 million cu. yds.             25
       Colorado                                 1              .5 million cu. yds.             25



Reserves identified with the facilities shown above and additional reserves available to support future plant sites are contained on approximately 38,000 acres of land, of which approximately 21,000 acres are owned in fee and the remainder leased. The expanded shale and clay plants operated at 83 percent of capacity for 1998 with sales of approximately 1.7 million cubic yards. Production for the remaining aggregate facilities was 73 percent of practical capacity and sales for the year totaled 15.5 million tons, of which approximately 11.0 million tons were shipped to outside trade customers. In addition, the Registrant owns and operates three industrial sand plants and an aggregate blending facility.

The cost of transportation limits the marketing of these various aggregates to the areas relatively close to the plant sites. Consequently, sales of these products are related to the level of construction activity near these plants. These products are marketed by the Company's sales organization located in the areas served by the plants and are sold to numerous customers, no one of which would be considered significant to the Company's business. The distribution of these products is provided to trade customers principally by contract or customer-owned haulers, and a limited amount of these products is distributed by rail for affiliated usage.

The Company's ready-mix concrete operations are situated in three areas in Texas (Dallas/Fort Worth/Denton, Houston/Beaumont and East Texas), in north and central Louisiana, and at one location in southern Arkansas. The following table summarizes various information concerning these facilities:


       Location       Number of Plants     Number of Trucks
       --------       ----------------     ----------------

       Texas                   36                438
       Louisiana               19                149
       Arkansas                1                   3

The plants listed above are located on sites owned or leased by the Company. TXI manufactures and supplies a substantial amount of the cement and aggregates used by the ready-mix plants with the remainder being purchased from outside suppliers. Ready-mix concrete is sold to various contractors in the construction industry, no one of which would be considered significant to the Company's business.

The remainder of the major products manufactured and marketed by the Company within the concrete products segment are summarized by location below:

         Location                              Products Produced/Sold
         --------                              ----------------------

Dallas/Fort Worth, Texas                     Sakrete and related products

Austin, Texas                                Sakrete and related products

Houston, Texas                               Sakrete and related products

Baton Rouge, Louisiana                       Concrete pipe

Northeast and Central Louisiana              Concrete block and pipe

Northwest Louisiana                          Concrete block and pipe
                                             Sakrete and related products
                                             Bridge Spans
                                             Clay Brick

Athens, Texas                                Clay Brick

Mineral Wells, Texas                         Clay Brick

The plant sites for the above products (except for two that are leased) are owned by the Company. The products are marketed by the Company's sales force in each of these locations, and are primarily delivered by trucks owned by the Company. Because the cost of delivery is significant to the overall cost of most of these products, the market area is generally restricted to within approximately one hundred miles of the plant locations. These products are sold to various contractors, owners and distributors, none of which would be considered significant to the Company's business.

In most of TXI's principal markets for concrete products, the Company competes vigorously with at least three other vertically integrated concrete companies. The Company believes that it is a significant participant in each of the Texas and Louisiana concrete products markets. The principal methods of competition in concrete products markets are quality and service at competitive prices.

ENVIRONMENTAL MATTERS

The operations of the Company are subject to various federal and state environmental laws and regulations. Under these laws the U. S. Environmental Protection Agency ("EPA") and agencies of state government have the authority to promulgate regulations which could result in substantial expenditures for pollution control and solid waste treatment. Three major areas regulated by these authorities are air quality, water quality and hazardous waste management. Pursuant to these laws and regulations, emission sources at the Company's facilities are regulated by a combination of permit limitations and emission standards of statewide application, and the Company believes that it is in substantial compliance with its permit limitations and applicable laws and regulations.

The Company's steel mill generates, in the same manner as other steel mills in the industry, electric arc furnace ("EAF") dust that contains lead, chromium and cadmium. The EPA has listed this EAF dust, which TXI collects in baghouses, as a hazardous waste. The Company has contracts with reclamation facilities in the United States and Mexico pursuant to which such facilities receive the EAF dust generated by the steel mill and recover the metals from the dust for reuse, thus rendering the dust non-hazardous. In addition, the Company is continually investigating alternative reclamation technologies and has implemented processes for diminishing the amount of EAF dust generated.

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



OTHER ITEMS

TXI provides products for the construction industry. It is not uncommon for the Company to report a loss from its cement, aggregate and concrete operations in the quarter ending February due to adverse weather conditions. Steel results in the quarters ending August and February are affected by the normal, scheduled two-week summer and one-week winter shut-downs to refurbish the production facilities. The dollar amount of the Company's backlog of orders is not considered material to an understanding of its business.

TXI has approximately 4,100 employees, 1,300 employed in Steel operations and the balance in cement, aggregate and concrete.

The Company is involved in the development of its surplus real estate and real estate acquired for development of high quality industrial, office and multi-use parks in the metropolitan areas of Dallas/Fort Worth and Houston, Texas and Richmond, Virginia.


ITEM 2.   PROPERTIES

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

Information on executive officers of the Registrant is presented below:

                                    Positions with Registrant, Other
          Name            Age     Employment During Last Five (5) Years
          ----            ---     -------------------------------------

     Robert D. Rogers      62  President and Chief Executive Officer and Director

     Kenneth R. Allen      41  Vice President (since 1996) and Treasurer

     Dennis E. Beach       59  Vice President-Administration (since October 21, 1997)
                               Vice President-Administration, Chaparral Steel Company

     Barry M. Bone         40  Vice President-Real Estate (since 1995)
                               Director of Corporate Real Estate (1993 to 1995)
                               President, Brookhollow Corporation

     Melvin G. Brekhus     49  Executive Vice President and Chief Operating Officer,
                                 Cement, Aggregate and Concrete (since July 15, 1998)
                               Vice President-Cement (1995-1998)
                               Vice President-Cement Production (1993 to 1995)

     Larry L. Clark        54  Vice President-Controller (since October 21, 1997)
                               Vice President-Controller, Chaparral Steel Company
                               Assistant Treasurer, Chaparral Steel Company (1993-1998)

     Roman J. Figueroa     52  Vice President-Aggregates

     Carlos E. Fonts       58  Vice President-Development (since 1996)
                                 Manager Latin America, Alex Brown & Sons (1995)
                                 Fonts & Associates (1993 to 1995)

     Gordon E. Forward     62  Vice Chairman of the Board (since July 15, 1998)
                               President and Chief Executive Officer, Chaparral Steel
                                 Company (1993-1998)

     David A. Fournie      50  Vice President-Structural Products (since October 21, 1997)
                               Vice President-Structural Products Business Unit, Chaparral
                                 Steel Company (1995-1998)
                               Vice President of Operations, Chaparral Steel Company (1993-1995)

     Richard M. Fowler     55  Vice President-Finance and Chief Financial Officer

     H. Duff Hunt, III     52  Vice President-Recycled Products (since October 21, 1997)
                               Vice President-Recycled Products Business Unit,
                                 Chaparral Steel Company (1995-1998)
                               General Manager Operations-Melt Shop, Chaparral Steel
                                 Company (1993-1995)



                                    Positions with Registrant, Other
          Name            Age     Employment During Last Five (5) Years
          ----            ---     -------------------------------------

     Richard T. Jaffre    55   Vice President-Raw Materials (since October 21, 1997)
                               Vice President-Raw Materials/Transportation, Chaparral Steel
                                 Company (1993-1998)

     James R. McCraw       54  Vice President-Accounting/Information Services
                                 (since October 21, 1997)
                               Vice President-Controller (1993 to 1997)

     Robert C. Moore       64  Vice President-General Counsel and Secretary

     Libor F. Rostik       64  Vice President-Technology and Development
                                 (since October 21, 1997)
                               Vice President-Engineering, Chaparral Steel Company (1993-1998)

     Tommy A. Valenta      49  Executive Vice President and Chief Operating Officer,
                                 Steel (since July 15, 1998)
                               Vice President-Concrete (1995 to 1998)
                               Vice President-North Texas Concrete/Cement Marketing
                                 (1993 to 1995)

     Peter H. Wright       56  Vice President-Bar Products (since October 21, 1997)
                               Vice President-Bar Products Business Unit, Chaparral Steel
                                 Company (1995-1998)
                               Vice President-Quality Control and SBQ Sales, Chaparrel Steel Company
                                 (1993-1995)


                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The shares of common stock, $1 par value, of the Registrant are traded on the New York Stock Exchange (ticker symbol TXI). At May 31, 1998, the approximate number of shareholders of common stock of the Registrant was 3,630. Common stock market prices, dividends and certain other items are presented in the Notes to Consolidated Financial Statements entitled "Quarterly Financial Information" on page 27, incorporated herein by reference. The restriction on the payment of dividends described in the Notes to Consolidated Financial Statements entitled "Long-term Debt" on page 21 is incorporated herein by reference. At the January 1997 Board of Directors' meeting, the Directors voted to declare a two-for-one stock split and increase the quarterly cash dividend from five cents per share to seven and one-half cents per share.


ITEM 6.   SELECTED FINANCIAL DATA


TEXAS INDUSTRIES, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------------
$ In thousands except per share                          1998            1997           1996          1995            1994
-----------------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
 Net sales                                            $1,196,275        $973,824       $967,449      $830,526        $707,147
 Operating profit                                        195,251         154,535        165,904       112,635          82,130
 Net income                                              102,130          75,474         79,954        48,017          25,751
 Return on average common equity                            20.5%           17.3%          21.0%         13.8%            8.1%

PER SHARE INFORMATION
 Net income (diluted)                                 $     4.69        $   3.42       $   3.53      $   1.94        $   1.10
 Cash dividends                                              .30             .25            .20           .15             .10
 Book value                                                25.36           20.43          18.52         13.83           13.95

FOR THE YEAR
 Cash from operations                                 $  215,020        $109,899       $127,463      $115,864        $ 51,372
 Capital expenditures                                    440,781          85,188         79,300        48,751          23,305

YEAR END POSITION
 Total assets                                         $1,185,831        $847,923       $801,063      $753,055        $749,120
 Net working capital                                     226,968         242,994        219,345       187,603         161,383
 Long-term debt                                          405,749         176,056        160,209       185,274         171,263
 Shareholders' equity                                    553,326         452,811        420,022       343,109         352,671
 Long-term debt to total capitalization                     42.3%           28.0%          27.6%         35.1%           32.7%

OTHER INFORMATION
 Diluted average common shares
  outstanding (in 000's)
 Number of common shareholders                            21,819          22,163         22,682        24,817          25,273
 Number of employees                                       3,630           3,796          4,017         4,445           4,647
 Wages, salaries and employee                              4,100           3,400          3,000         2,800           2,700
  benefits
 Common stock prices                                  $  168,530        $145,953       $141,233      $114,366        $102,853
  (high-low)
                                                         68 - 23         34 - 20        34 - 17       19 - 14         19 - 10

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is a leading supplier of construction materials through two business segments: structural steel and specialty bar products (the "Steel" segment); and cement, aggregate and concrete products (the "CAC" segment). Through its Steel segment, the Company produces and sells structural steel, specialty bar products, merchant bar-quality rounds, reinforcing bar and channels. Through the CAC segment, the Company produces and sells cement, stone, sand and gravel, expanded shale and clay aggregate and concrete products.

The Company's Texas steel facility follows a market mill concept which entails producing a wide variety of products utilizing recycled steel obtained from crushed automobiles and other sources as its principal raw material. TXI strives to be a low-cost supplier and is able to modify its product mix to recognize changing market conditions or customer requirements. Steel products are sold principally to steel service centers, fabricators, cold finishers, forgers and original equipment manufacturers. The Company distributes primarily to markets in North America and, under certain market conditions, Europe and Asia. On December 31, 1997, the Company acquired the minority interest in its 85% owned subsidiary, Chaparral Steel Company. TXI is constructing a structural steel facility in Virginia, scheduled to begin operations in the summer of 1999, which will expand TXI's steel capacity by approximately two-thirds.

The Company's CAC facilities are concentrated primarily in Texas, Louisiana and California with several products marketed throughout the United States. The Company owns long-term reserves of limestone, the primary raw material for the production of cement. On December 31, 1997, the Company acquired Riverside Cement Company, the owner of a 1.3 million ton per year portland cement plant and a 100,000 ton per year specialty white cement plant. The acquisition opened the California regional cement market to the Company, increasing TXI's cement capacity by 60%. In March 1998, the Company filed for a permit to expand the production of its Midlothian, Texas cement plant from 1.3 to 2.8 million tons per year.

Both the Steel and CAC businesses require large amounts of capital investment, energy, labor and maintenance.

Corporate resources include administration, financial, legal, environmental, personnel and real estate activities which are not allocated to operations and are excluded from operating profit.

RESULTS OF OPERATIONS

Net Sales

Consolidated 1998 net sales increased $222.5 million over 1997 to $1,196.3 million.

Steel sales were $705.7 million, an increase of $89.0 million over the prior year. Structural steel shipments increased 18% and average selling prices increased 3% in 1998 due to the continued strength in construction activity. Prices for bar mill products increased 5% over the prior year as a result of an improved product mix and higher reinforcing bar and specialty bar product prices. These improvements were offset by a 10% decrease in shipments.

CAC sales, at $490.6 million, were $133.4 million above the prior year. Cement sales from the Company's Texas operations were up $26.2 million as a result of a 12% increase in shipments. Riverside Cement Company, which was acquired on December 31, 1997, contributed $40.0 million in sales. The Company's entry into the California regional market through the acquisition of Riverside contributed to an overall increase in total cement shipments of 41%. The purchase of additional ready-mix plants and the return to more favorable weather conditions resulted in increased ready-mix and stone, sand and gravel sales. Net ready-mix sales reflect a 32% increase in volume and somewhat higher prices. Stone, sand and gravel shipments increased 10% during 1998 with prices comparable to the prior year. Other product sales include expanded shale and clay aggregate sales of $39.5 million up 48% from 1997 due to increased volumes at the Company's Texas and California facilities and the purchase of facilities in Colorado.

Consolidated 1997 net sales increased $6.4 million over 1996 to $973.8 million.

Steel sales were $616.7 million, up $9 million from 1996. Shipments increased 30,000 tons with average selling prices slightly lower. The demand for structural products from domestic sources remained strong as prices for structural mill products were comparable to 1996. Bar product shipments were 16% higher than the prior year with somewhat lower average selling prices. Special Bar Quality shipments increased 6%. Export sales were level at 4% of total shipments because of the continued strong domestic market.

CAC sales, at $357.1 million, were below 1996 sales as a result of lower volumes. Unusually wet weather impacted construction activity in Texas and Louisiana during much of the year. Cement average trade pricing was up 10% over 1996 with shipments down 12%. Ready-mix net sales reflected 6% higher pricing on 9% lower volume. Overall aggregate prices increased slightly from 1996 with volumes somewhat lower. Sales of other products reflect the 1996 acquisition of expanded shale and clay aggregate facilities in California.


Business Segments

                                                                                     Year ended May 31,
     -----------------------------------------------------------------------------------------------------------
     In thousands                                                        1998               1997         1996
     -----------------------------------------------------------------------------------------------------------
     NET SALES
       Bar mill                                                      $   169,001        $   178,227   $  157,130
       Structural mills                                                  527,704            435,242      447,115
       Transportation service and other                                    8,984              3,207        3,411
                                                                         -------            -------      -------
       TOTAL STEEL                                                       705,689            616,676      607,656

       Cement                                                            199,462            133,256      137,773
       Ready-mix                                                         202,044            148,861      154,105
       Stone, sand & gravel                                               85,099             76,070       78,198
       Other products                                                    101,342             79,783       70,690
       Interplant                                                        (97,361)           (80,822)     (80,973)
                                                                     -----------        -----------   ----------
       TOTAL CAC                                                         490,586            357,148      359,793
                                                                     -----------        -----------   ----------
       TOTAL NET SALES                                               $ 1,196,275        $   973,824   $  967,449
                                                                     ===========        ===========   ==========


     UNITS SHIPPED
       Bar mill (tons)                                                       474                525          453
       Structural mills (tons)                                             1,294              1,095        1,137
                                                                     -----------        -----------   ----------
       TOTAL STEEL TONS                                                    1,768              1,620        1,590

       Cement (tons)                                                       2,945              2,082        2,363
       Ready-mix (cubic yards)                                             3,724              2,813        3,088
       Stone, sand & gravel (tons)                                        17,058             15,501       15,706


     STEEL OPERATIONS
       Gross profit                                                  $   151,456        $   132,309   $  130,050
       Less:    Depreciation & amortization                               33,642             33,153       32,493
                Selling, general & administrative                         36,250             29,197       26,099
                Other income                                              (5,961)            (1,528)      (4,318)
                                                                     -----------        -----------   ----------
       OPERATING PROFIT                                                   87,525             71,487       75,776



Business Segments - Continued
                                                                             Year ended May 31,
     -------------------------------------------------------------------------------------------------------
     In thousands                                              1998                1997                1996
     -------------------------------------------------------------------------------------------------------
     CAC OPERATIONS
       Gross profit                                        $  164,876         $  125,942          $  128,246
       Less: Depreciation, depletion &
               amortization                                    27,767             19,918              15,964
             Selling, general & administrative                 31,882             25,616              23,867
             Other income                                      (2,499)            (2,640)             (1,713)
                                                           ----------         ----------          ----------
       OPERATING PROFIT                                       107,726             83,048              90,128
                                                           ----------         ----------          ----------
     TOTAL OPERATING PROFIT                                   195,251            154,535             165,904

     CORPORATE RESOURCES
       Other income                                             8,821              7,680               7,088
       Less: Depreciation & amortization                          870                838                 823
             Selling, general & administrative                 23,152             19,270              17,168
                                                           ----------         ----------          ----------
                                                              (15,201)           (12,428)            (10,903)

     INTEREST EXPENSE                                         (20,460)           (18,885)            (19,960)
                                                           ----------         ----------          ----------

     INCOME BEFORE TAXES &
      OTHER ITEMS                                          $  159,590         $  123,222          $  135,041
                                                           ==========         ==========          ==========

     CAPITAL EXPENDITURES
       Steel                                               $  247,893         $   33,776          $   20,630
       CAC                                                    191,503             49,327              57,628
       Corporate resources                                      1,385              2,085               1,042
                                                           ----------         ----------          ----------
                                                           $  440,781         $   85,188          $   79,300
                                                           ==========         ==========          ==========
     IDENTIFIABLE ASSETS
       Steel                                               $  640,431         $  494,210          $  475,337
       CAC                                                    453,244            274,880             243,081
       Corporate resources                                     92,156             78,833              82,645
                                                           ----------         ----------          ----------
                                                           $1,185,831         $  847,923          $  801,063
                                                           ==========         ==========          ==========

See notes to consolidated financial statements.

Operating Costs

Consolidated cost of products sold including depreciation, depletion and amortization was $938.4 million, a $171.4 million increase over 1997. Steel costs were $587.8 million, an increase of $70.4 million compared to 1997 resulting from increased shipments and higher melt shop unit costs. CAC costs were $350.6 million, an increase of $101.0 million, as a result of increased shipments, higher manufacturing costs at the Midlothian cement plant and the addition of the operating costs of the Riverside cement plants.

The 1997 consolidated cost of products sold was $767.0 million, a $10.3 million increase over 1996. Steel costs of $517.4 million increased $7.4 million due primarily to the 30,000 ton increase in shipments as per ton costs were slightly lower than 1996. While scrap costs were comparable to the prior year, combined rolling costs decreased. CAC costs of $249.6 million were up $2.9 million in 1997 as higher unit manufacturing cost of cement and ready-mix distribution costs offset the effect of lower cement volumes.

Steel selling, general and administrative expenses including depreciation and amortization at $36.3 million increased $7.1 million in 1998 due primarily to higher incentive compensation. CAC expenses at $34.7 million increased $7.6 million in 1998 due primarily to expanded operations and higher incentive compensation and insurance accruals.

Operating Profit

Operating profit was $195.3 million in 1998, an increase of 26% from the prior year. Steel profits were $16.0 million higher than 1997, due primarily to increased structural steel shipments and higher average selling prices for specialty bar products. CAC profits were $24.7 million higher than 1997 levels as a result of increased shipments.

Operating profit was $154.5 million in 1997, 7% below the prior year. Steel profits were $4.3 million lower as improved margins from increased volumes were offset by higher selling, general and administrative expenses and reduced other income. CAC profits were $7.1 million below 1996 levels primarily due to reduced shipments caused by the unusually wet weather experienced during the year.

Corporate Resources

Selling, general and administrative expenses including depreciation and amortization, at $24.0 million, increased $3.9 million in 1998 due in part to increased performance-based compensation and general expenses not allocated to operations. Other income includes $7.0 million from property sales generated by the Company's real estate operation, compared to $6.3 million in 1997.

Interest Expense

Interest expense was $20.5 million in 1998, net of $4.6 million of capitalized interest. The total interest incurred was $6.0 million higher than 1997 due to increased borrowing during the second half of the year.

LIQUIDITY AND CAPITAL RESOURCES

Net income, at $102.1 million, increased $26.7 million from the prior year as the continued strong construction activity, favorable weather conditions and expanded operations contributed to increased shipments. Cash provided by operations and increased long-term debt funded $440.8 million in capital expenditures. Shareholders' equity increased $100.5 million. The long-term debt to total capitalization ratio increased to 42%.

Net cash provided by operating activities during 1998 was $215.0 million, an increase of $105.1 million over 1997 due to higher net income, increased depreciation, depletion and amortization expense and changes in working capital items. Notes and accounts receivable increased $7.7 million due to increased CAC shipments during May 1998. In 1997, receivables increased $12.6 million as record steel shipments in May 1997 offset reduced CAC receivables. CAC and steel inventories declined a total of $13.7 million in 1998 on increased shipments. In 1997, inventories grew $22.6 million on record steel production and reduced CAC shipments. Accounts payable and accrued expenses increased $31.9 million in 1998 due in part to increased trade payables from expanded operations and higher incentive, interest and tax accruals.

Net cash used by investing activities during 1998 was $439.7 million compared to $83.6 million during 1997, consisting principally of capital expenditure items. Historically, capital expenditures have consisted of normal replacement and technological upgrades of existing equipment and expansion of the Company's operations. The fiscal year 1999 capital expenditure budget for these activities is estimated at $90 million. During 1998 expenditures of $160.6 million were incurred which included the purchase of expanded shale and clay facilities in Colorado, additional ready-mix plants in Texas and Louisiana and bar mill upgrades at the Texas steel facility. Additionally, capital expenditures of $92.7 million were incurred during 1998 for the construction of the Company's Virginia steel facility. Production at this facility is scheduled to begin in 1999, with total costs for the site, utilities, equipment and installation estimated to be $450 million. Effective December 31, 1997, the Company purchased Riverside for $115.4 million. On December 31, 1997, the Company acquired the minority interest in Chaparral Steel Company for an estimated $75.0 million, including transaction expenses net of related tax benefits, of which $72.2 million had been paid through May 31, 1998.

Net cash provided by financing activities during 1998 was $221.6 million compared to $34.5 million used during 1997. Borrowings, net of debt retirements, increased $213.8 million. In December 1997, the Company concluded the private placement of $200 million in fixed-rate senior notes having an average maturity of 12 years and average interest rate of 7.28%. In addition, the Company increased the maximum borrowing limit on its revolving credit facility from $100 million to $350 million and extended its term until December 2002. This financing, borrowing under the credit facility and cash provided by operations funded the Company's 1998 capital expenditures. At May 31, 1998, $82.8 million was outstanding under the credit facility and an additional $13.9 million had been utilized to support letters of credit. On June 5, 1998, TXI Capital Trust I, a Delaware business trust wholly-owned by the Company, issued 4,000,000 of its 5.5% Shared Preference Redeemable Securities ("Preferred Securities") to the public for a gross proceeds of $200 million. A portion of these proceeds was used to repay the outstanding borrowings under the Company's revolving credit facility. During 1997, cash provided by operations funded the Company's purchase of $41.6 million of its Common Stock and Chaparral's purchase of $3.8 million of its common stock. Effective February 1997, the Company declared a two-for-one stock split and increased the quarterly cash dividend rate to $.075 per share.

The Company generally finances its major capital expansion projects with long-term borrowing. Maintenance capital expenditures and working capital are funded by cash flow from operations. As a result of the acquisition of Riverside, the acquisition of the minority interest in Chaparral and the construction of the Virginia steel facility, the Company has spent or committed to spend approximately $650 million. The Company expects cash from operations, the net proceeds from the June 5, 1998 sale of the Preferred Securities and borrowings under its revolving credit facility to be sufficient to provide funds for capital expenditure commitments, scheduled debt repayments and working capital needs during the next two years.

OTHER ITEMS

The Company is aware of issues that users of many computer systems will face as the year 2000 approaches and is in the process of determining Year 2000 compliance in its operating, financial and management information systems. The Company does not anticipate any material disruption in its operations or incurrence of material costs as a result of any failure by the Company to be in compliance.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page

Report of Independent Auditors............................................  14

Consolidated Balance Sheets - May 31, 1998 and 1997.......................  15

Consolidated Statements of Income - Years ended May 31, 1998,
    1997 and 1996.........................................................  16

Consolidated Statements of Cash Flows - Years ended May 31, 1998,
    1997 and 1996.........................................................  17

Consolidated Statements of Shareholders' Equity - Years ended
    May 31, 1998, 1997 and 1996...........................................  18

Notes to Consolidated Financial Statements................................  19

                        REPORT OF INDEPENDENT AUDITORS



Board of Directors
Texas Industries, Inc.


We have audited the accompanying consolidated balance sheets of Texas Industries, Inc. and subsidiaries as of May 31, 1998 and 1997, and the related consolidated statements of income, cash flows and changes in shareholders' equity for each of the three years in the period ended May 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Texas Industries, Inc. and subsidiaries at May 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 1998, in conformity with generally accepted accounting principles.



                                                   Ernst & Young LLP



Dallas, Texas
July 15, 1998

                          CONSOLIDATED BALANCE SHEETS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

                                                                May 31,
--------------------------------------------------------------------------------
In thousands                                            1998            1997
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash                                              $   16,718      $   19,834
  Notes and accounts receivable                        151,235         122,783
  Inventories                                          162,010         167,146
  Prepaid expenses                                      41,949          34,613
                                                    ----------      ----------
      TOTAL CURRENT ASSETS                             371,912         344,376

OTHER ASSETS
  Real estate and other investments                     13,302          14,920
  Goodwill and other intangibles                       153,375          63,297
  Other                                                 30,735          26,553
                                                    ----------      ----------
                                                       197,412         104,770

PROPERTY, PLANT AND EQUIPMENT
  Land and land improvements                           142,701         118,248
  Buildings                                             69,900          66,156
  Machinery and equipment                              889,228         782,139
  Construction in progress                             160,758          32,880
                                                    ----------      ----------
                                                     1,262,587         999,423
  Less allowances for depreciation                     646,080         600,646
                                                    ----------      ----------
                                                       616,507         398,777
                                                    ----------      ----------
                                                    $1,185,831      $  847,923
                                                    ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable                            $   80,495      $   51,021
  Accrued interest, wages and other items               51,067          36,909
  Current portion of long-term debt                     13,382          13,452
                                                    ----------      ----------
      TOTAL CURRENT LIABILITIES                        144,944         101,382

LONG-TERM DEBT                                         405,749         176,056

DEFERRED FEDERAL INCOME TAXES AND OTHER CREDITS         81,812          80,080

MINORITY INTEREST                                           --          37,594

SHAREHOLDERS' EQUITY
  Common stock, $1 par value                            25,067          25,067
  Additional paid-in capital                           255,735         255,149
  Retained earnings                                    358,307         262,774
  Cost of common shares in treasury                    (85,783)        (90,179)
                                                    ----------      ----------
                                                       553,326         452,811
                                                    ----------      ----------
                                                    $1,185,831      $  847,923
                                                    ==========      ==========
 See notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


                                                       Year Ended May 31,
--------------------------------------------------------------------------------
In thousands except per share                 1998         1997         1996
--------------------------------------------------------------------------------
NET SALES                                  $1,196,275   $  973,824   $  967,449

COSTS AND EXPENSES (INCOME)
 Cost of products sold                        938,418      767,030      756,715
 Selling, general and administrative           95,088       76,535       68,852
 Interest                                      20,460       18,885       19,960
 Other income                                 (17,281)     (11,848)     (13,119)
                                           ----------   ----------   ----------
                                            1,036,685      850,602      832,408
                                           ----------   ----------   ----------
      INCOME BEFORE THE FOLLOWING ITEMS       159,590      123,222      135,041

Income taxes                                   53,060       41,189       47,256
                                           ----------   ----------   ----------
                                              106,530       82,033       87,785

Minority interest in Chaparral                 (4,400)      (6,559)      (7,831)
                                           ----------   ----------   ----------
      NET INCOME                           $  102,130   $   75,474   $   79,954
                                           ==========   ==========   ==========




BASIC
 Average shares                                21,110       21,751       22,203

 Earnings per share                        $     4.85   $     3.48   $     3.61
                                           ==========   ==========   ==========

DILUTED
 Average shares                                21,819       22,163       22,682

 Earnings per share                        $     4.69   $     3.42   $     3.53
                                           ==========   ==========   ==========

Cash dividends                             $      .30   $      .25   $      .20
                                           ==========   ==========   ==========

See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

                                                                 Year Ended May 31,
--------------------------------------------------------------------------------------------------
In thousands                                         1998               1997               1996
--------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
 Net income                                          $102,130         $ 75,474          $  79,954
 Loss on disposal of assets                               503            2,131                977
 Non-cash items
  Depreciation, depletion and amortization             62,279           53,909             49,280
  Deferred taxes                                       (1,892)             683              6,822
  Undistributed minority interest                       4,177            5,684              6,771
  Other - net                                           7,274            6,367              6,454
 Changes in operating assets and liabilities
  Notes and accounts receivable                        (7,666)         (12,570)           (13,417)
  Inventories and prepaid expenses                     14,472          (22,607)           (22,921)
  Accounts payable and accrued liabilities             31,896           (3,552)             3,637
  Real estate and investments                           1,847            4,380              9,906
                                                     --------         --------          ---------
    Net cash provided by operations                   215,020          109,899            127,463

INVESTING ACTIVITIES
 Purchase of Riverside Cement Company                (115,364)              --                 --
 Purchase of Chaparral minority interest              (72,175)              --                 --
 Capital expenditures - Virginia steel facility       (92,681)            (678)                --
 Capital expenditures - other                        (160,561)         (84,510)           (79,300)
 Proceeds from disposition of assets                    3,687            5,281              1,799
 Other - net                                           (2,626)          (3,733)            (3,154)
                                                     --------         --------          ---------
    Net cash used by investing                       (439,720)         (83,640)           (80,655)

FINANCING ACTIVITIES
 Proceeds of long-term borrowing                      338,836           69,206             97,552
 Debt retirements                                    (109,225)         (53,392)          (126,593)
 Purchase of treasury shares                           (1,098)         (41,572)              (417)
 Purchase of Chaparral stock                               --           (3,770)           (12,506)
 Dividends paid                                        (6,307)          (5,361)            (4,451)
 Other - net                                             (622)             409              1,674
                                                     --------         --------          ---------
    Net cash provided (used) by financing             221,584          (34,480)           (44,741)
                                                     --------         --------          ---------
Increase (decrease) in cash                            (3,116)          (8,221)             2,067

Cash at beginning of year                              19,834           28,055             25,988
                                                     --------         --------          ---------
Cash at end of year                                  $ 16,718         $ 19,834          $  28,055
                                                     ========         ========          =========

See notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

 -----------------------------------------------------------------------------------------------------------------------------------
                                                                 Common
                                                                 Stock       Additional                 Treasury         Total
                                                    Preferred    $1 Par       Paid-in      Retained      Common       Shareholders'
In thousands                                          Stock      Value        Capital      Earnings      Stock           Equity
------------------------------------------------------------------------------------------------------------------------------------
May 31, 1995                                       $     598     $12,534      $266,045     $119,587     $(55,655)       $343,109

  Net income                                                                                 79,954                       79,954
  Cash dividends
    Preferred stock - $4.72 a share                                                             (28)                         (28)
    Common stock - $.20 a share                                                              (4,423)                      (4,423)
  Treasury stock issued for bonuses and options-
    194,628 shares                                                                 288       (1,161)       3,328           2,455
  Treasury stock purchased - 15,696 shares                                                                  (417)           (417)
  Retirement of preferred stock                         (598)                      (30)                                     (628)
                                                   ---------     -------      --------     --------     --------        --------
May 31, 1996                                              --      12,534       266,303      193,929      (52,744)        420,022

  Net income                                                                                 75,474                       75,474
  Cash dividends
    Common stock - $.25 a share                                                              (5,361)                      (5,361)
  Shares issued under two-for-one stock split                     12,533       (12,533)                                       --
  Treasury stock issued for bonuses and options-
    262,497 shares                                                               1,379       (1,268)       4,137           4,248
  Treasury stock purchased - 1,566,554 shares                                                            (41,572)        (41,572)
                                                   ---------     -------      --------     --------     --------        --------
May 31, 1997                                              --      25,067       255,149      262,774      (90,179)        452,811


  Net income                                                                                102,130                      102,130
  Cash dividends
    Common stock - $.30 a share                                                              (6,307)                      (6,307)
  Treasury stock issued for bonuses and options-
    312,075 shares                                                                 586         (290)       5,494           5,790
  Treasury stock purchased - 19,737 shares                                                                (1,098)         (1,098)
                                                   ---------     -------      --------     --------     --------        --------
May 31, 1998                                       $      --     $25,067      $255,735     $358,307     $(85,783)       $553,326
                                                   =========     =======      ========     ========     ========        ========

At May 31, 1998, Common Stock and Additional Paid-in Capital include $127.8 million of accumulated transfers from Retained Earnings in connection with stock dividends.

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Texas Industries, Inc. ("TXI" or the "Company"), is a leading supplier of construction materials through two business segments: structural steel and specialty bar products (the "Steel" segment); and cement, aggregate and concrete products (the "CAC" segment). Through its Steel segment, the Company produces and sells structural steel, specialty bar products, merchant bar-quality rounds, reinforcing bar and channels for markets in North America and, under certain market conditions, Europe and Asia. Through the CAC segment, the Company produces and sells cement, stone, sand and gravel, expanded shale and clay aggregate and concrete products from facilities concentrated in Texas, Louisiana, and California, with several products marketed throughout the United States.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates. The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all subsidiaries. The minority interest represents the separate public ownership of Chaparral Steel Company ("Chaparral"), which was acquired by the Company on December 31, 1997. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Cash Equivalents. For cash flow purposes, temporary investments which have maturities of less than 90 days when purchased are considered cash equivalents.

Property, Plant and Equipment. Property, plant and equipment is recorded at cost. Provisions for depreciation are computed generally using the straight-line method. Provisions for depletion of mineral deposits are computed on the basis of the estimated quantity of recoverable raw materials.

Intangible Assets. Goodwill and other intangibles is presented net of accumulated amortization of $22.2 million at May 31, 1998 and $17.9 million at May 31, 1997. Goodwill resulting from the acquisitions of Chaparral Steel Company and Riverside Cement Company, totaling $145.6 million at May 31, 1998 and $57.2 million at May 31, 1997 (net of accumulated amortization), is being amortized currently on a straight-line basis over 40-year periods. Other intangibles consisting primarily of goodwill and non-compete agreements are being amortized on a straight-line basis over periods of 2 to 15 years. Management reviews remaining goodwill and other intangibles with consideration toward recovery through future operating results (undiscounted) at the current rates of amortization.

Income Taxes. The Company joins in filing a consolidated return with its subsidiaries. Current and deferred tax expense is allocated among the members of the group based on a stand-alone calculation of the tax of the individual member.

Earnings Per Share ("EPS"). The Company adopted Statement of Financial Accounting Standards No.128, "Earnings per Share" ("SFAS No. 128") for its fiscal quarter ended February 28, 1998. SFAS No. 128 establishes new standards for computing and presenting Basic and Diluted EPS and requires the restatement of prior period EPS data.

Basic EPS is computed by adjusting net income for the amortization of additional goodwill in connection with a contingent payment for the acquisition of Chaparral, then dividing by the weighted average number of common shares outstanding during the period including certain contingently issuable shares. Diluted EPS also adjusts the outstanding shares for the dilutive effect of stock options and awards.

Basic and Diluted EPS are calculated as follows:

----------------------------------------------------------------------------
In thousands except per share                   1998       1997       1996
----------------------------------------------------------------------------

Earnings:
   Net income                                 $102,130   $ 75,474   $ 79,954
   Dividend on preferred stock                      --         --        (28)
   Contingent price amortization                   233        233        233
                                              --------   --------   --------
                                              $102,363   $ 75,707   $ 80,159
                                              ========   ========   ========
Shares:
   Weighted-average shares outstanding          21,010     21,665     22,108
   Contingently issuable shares                    100         86         95
                                              --------   --------   --------
   Basic weighted-average shares                21,110     21,751     22,203

   Stock option and award dilution                 709        412        479
                                              --------   --------   --------
                                                21,819     22,163     22,682
                                              ========   ========   ========

Basic earnings per share                      $   4.85   $   3.48   $   3.61
                                              ========   ========   ========

Diluted earnings per share                    $   4.69   $   3.42   $   3.53
                                              ========   ========   ========


Recent Accounting Pronouncements. In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 130 and 131"). These statements are effective for fiscal years beginning after December 15, 1997, although earlier adoption is permitted. SFAS No. 130 requires the presentation of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 131 requires the disclosure of financial and descriptive information about reportable operating segments. Both SFAS No. 130 and 131 are modifications of existing disclosure requirements which will have no effect on the results of operations or financial condition of the Company.

WORKING CAPITAL

Working capital totaled $227.0 million at May 31, 1998, compared to $243.0 million at the prior year-end.

Notes and accounts receivable of $151.2 million at May 31, 1998, compared with $122.8 million in 1997, are presented net of allowances for doubtful receivables of $3.4 million in 1998 and $2.5 million in 1997.

Inventories are summarized as follows:

        --------------------------------------------------------
        In thousands                         1998          1997
        --------------------------------------------------------

        Finished products                 $ 59,290      $ 77,021
        Work in process                     34,043        27,162
        Raw materials and supplies          68,677        62,963
                                          --------      --------
                                          $162,010      $167,146
                                          ========      ========


Inventories are stated at cost (not in excess of market) generally using the last-in, first-out method (LIFO). If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $15.7 million in 1998 and $11.7 million in 1997.

LONG-TERM DEBT

Long-term debt is comprised of the following:

------------------------------------------------------------------------------
In thousands                                                   1998     1997
------------------------------------------------------------------------------

Revolving credit facility maturing in 2002, interest rate
 8.5%                                                        $ 82,750  $40,000
Senior notes due through 2017, interest rates
 average 7.28%                                                200,000      --
Senior notes due through 2008, interest rates
 average 7.28%                                                 75,000   75,000
Senior notes due through 2004, interest rates
 average 10.2%                                                 48,000      --
Senior note due through 1999, interest rate
 14.2%                                                          4,091      --
Pollution control bonds, due through 2007, interest rate
 6.38% (75% of prime)                                           7,255    7,935
Replaced Chaparral debt                                           --    64,182
Other, maturing through 2005, interest rates
 from 8% to 10%                                                 2,035    2,391
                                                             -------- --------
                                                              419,131  189,508
Less current maturities                                        13,382   13,452
                                                             -------- --------
                                                             $405,749 $176,056
                                                             ======== ========

Annual maturities of long-term debt for each of the five succeeding years are $13.4, $9.1, $9.0, $8.8 and $91.5 million.

The Company has available a bank-financed $350 million long-term revolving credit facility. In addition to the $82.8 million currently outstanding under this facility, $13.9 million has been utilized to support letters of credit.
The Company may select at the time of borrowing an interest rate at either prime or the applicable margin above LIBOR. Commitment fees at a current annual rate of .15% are paid on the unused portion of this facility.

On December 31, 1997, Chaparral's senior and first mortgage notes, which restricted dividends and advances to its shareholders including the parent company were replaced with senior notes of the Company having the same interest rate and maturities as the Chaparral notes but with loan covenants the same as the Company's other senior notes.

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

The amount of interest paid was $23.2 million in 1998, $19.3 million in 1997 and $18.9 million in 1996. Interest capitalized totaled $4.6 million in 1998 and $190,000 in 1997.

ACQUISITIONS

On December 31, 1997, the Company acquired the minority interest in Chaparral for cash consideration of $15.50 per share. The total acquisition cost including transaction expenses net of related tax benefits is estimated at $75.0 million. The excess of the acquisition cost over the fair value of the net assets acquired, $32.7 million, was recorded as goodwill and is being amortized over a 40-year period.

Effective December 31, 1997, the Company acquired Riverside Cement Company for $115.4 million in cash and the assumption of certain liabilities. Riverside Cement Company owns and operates cement plants in Crestmore and Oro Grande, California with distribution terminals in the northern and southern parts of the state. The estimated purchase price was allocated to the net assets acquired based on their estimated fair values. The fair value of tangible assets acquired and liabilities assumed was $65.8 million and $9.1 million, respectively. The balance of the purchase price, $58.7 million, was recorded as goodwill and is being amortized over a 40-year period.


SHAREHOLDERS' EQUITY

Common stock consists of:

     -------------------------------------------------------------
     In thousands                                    1998    1997
     -------------------------------------------------------------
     Shares authorized                              40,000  40,000
     Shares outstanding at May 31                   21,188  20,896
     Diluted average common shares outstanding      21,819  22,163
     Shares held in treasury                         3,879   4,171
     Shares reserved for stock options and other     3,880   2,163

There are authorized 100,000 shares of Cumulative Preferred Stock, no par value, of which 20,000 shares are designated $5 Cumulative Preferred Stock (Voting), redeemable at $105 per share and entitled to $100 per share upon dissolution.
On March 29, 1996 the Company redeemed and retired all outstanding shares of such $5 Cumulative Preferred Stock. An additional 25,000 shares are designated Series B Junior Participating Preferred Stock. The Series B Preferred Stock is not redeemable and ranks, with respect to the payment of dividends and the distribution of assets, junior to (i) all other series of the Preferred Stock unless the terms of any other series shall provide otherwise and (ii) the $5 Cumulative Preferred Stock. Pursuant to a Rights Agreement, in November 1996, the Company distributed a dividend of one preferred share purchase right for each outstanding share of the Company's Common Stock. Each right entitles the holder to purchase from the Company one two-thousandth of a share of the Series B Junior Participating Preferred Stock at a price of $122.50, subject to adjustment. The rights will expire on November 1, 2006 unless the date is extended or the rights are earlier redeemed or exchanged by the Company pursuant to the Rights Agreement.

STOCK OPTION PLANS

The Company's stock option plans provide that non-qualified and incentive stock options to purchase Common Stock may be granted to directors, officers and key employees at market prices at date of grant. Generally, options become exercisable in installments beginning one or two years after date of grant and expire six or ten years later depending on the initial date of grant. The Company has elected to continue utilizing the accounting prescribed by APB No. 25 for stock issued under these plans. If compensation cost had been recognized based on the fair value at the date of grant consistent with the method prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

     --------------------------------------------------------
     In thousands                    1998     1997     1996
     --------------------------------------------------------

     Net income
       As reported                 $102,130  $75,474  $79,954
       Pro forma                    100,055   74,272   79,548
     Basic earnings per share
       As reported                     4.85     3.48     3.61
       Pro forma                       4.75     3.42     3.59
     Diluted earnings per share
       As reported                     4.69     3.42     3.53
       Pro forma                       4.64     3.39     3.53


Because the method of accounting under SFAS No. 123 has not been applied to options granted prior to June 1, 1995, the pro forma compensation cost may not be representative of that to be expected in future years.

The weighted-average fair value of options granted in 1998, 1997 and 1996 were $16.57, $9.46 and $7.98, respectively. The fair value of each option grant was estimated on the date of grant for purposes of the pro forma disclosures using the Black-Scholes option-pricing model based on the following weighted average assumptions:

     -----------------------------------------------
     In thousands                1998   1997   1996
     -----------------------------------------------

     Dividend yield              .65%  1.05%   .89%
     Volatility factor          .258   .240   .240
     Risk-free interest rate    5.45%  6.38%  6.15%
     Expected life in years      6.4    6.4    6.4


A summary of option transactions for the three years ended May 31, 1998, follows:

     --------------------------------------------------------------------
                                         Shares Under    Weighted-Average
                                            Option         Option Price
     --------------------------------------------------------------------

     Outstanding at May 31, 1995           1,096,882          $12.70

       Granted                               374,400           22.74
       Exercised                            (192,444)          11.05
       Canceled                              (46,240)          13.45
                                           ---------          ------
     Outstanding at May 31, 1996           1,232,598           15.98

       Granted                               809,200           26.96
       Exercised                            (234,067)          10.35
       Canceled                              (10,600)          22.66
                                           ---------          ------
     Outstanding at May 31, 1997           1,797,131           21.62

       Granted                               365,550           46.27
       Exercised                            (301,678)          16.05
       Canceled                              (44,040)          21.35
                                           ---------          ------
     Outstanding at May 31, 1998           1,816,963          $27.51
                                           =========          ======


Options exercisable as of May 31 were 430,213 shares in 1998, 347,491 shares in 1997 and 329,918 shares in 1996 at a weighted-average option price of $19.87; $15.18 and $11.04, respectively. The option shares outstanding at May 31, 1998 have an exercise price between $11.47 and $46.38 and a weighted-average remaining life of 7.9 years. The Company has reserved 1,918,530 shares for future grants.

INCOME TAXES

The Company made income tax payments of $48.5 million, $39.5 million, and $38.7 million in 1998, 1997 and 1996, respectively.

The provisions for income taxes are composed of:

 ------------------------------------------
 In thousands      1998     1997     1996
 ------------------------------------------

     Current     $54,952   $40,506  $40,434
     Deferred     (1,892)      683    6,822
                 -------   -------  -------
     Expense     $53,060   $41,189  $47,256
                 =======   =======  =======

A reconcilement from statutory federal taxes to the above provisions follows:


-------------------------------------------------------------
In thousands                       1998      1997      1996
-------------------------------------------------------------

Taxes at statutory rate           $55,856   $43,127   $47,264
 Additional depletion              (3,668)   (2,984)   (2,707)
 Nondeductible goodwill               830       702       702
 State income tax                   1,160       912     1,905
 Nontaxable insurance benefits       (622)     (664)     (561)
 Other - net                         (496)       96       653
                                  -------   -------   -------
                                  $53,060   $41,189   $47,256
                                  =======   =======   =======

The components of the net deferred tax liability at May 31 are summarized below:

----------------------------------------------------------------
In thousands                                     1998      1997
----------------------------------------------------------------

     Deferred tax assets
      Deferred compensation                    $ 7,119   $ 5,523
      Expenses not currently tax deductible      7,634     8,332
      Tax cost in inventory                        253       586
                                               -------   -------
         Total deferred tax assets              15,006    14,441

     Deferred tax liabilities
      Accelerated tax depreciation              63,048    64,154
      Deferred real estate gains                 5,178     5,178
      Other                                      1,305     1,526
                                               -------   -------
         Total deferred tax liabilities         69,531    70,858
                                               -------   -------

     Net tax liability                          54,525    56,417
     Less current portion (asset)               (5,771)   (6,236)
                                               -------   -------
     Net deferred tax liability                $60,296   $62,653
                                               =======   =======


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

RETIREMENT PLANS

Substantially all employees of the Company are covered by a series of defined contribution retirement plans. The amount of pension expense charged to costs and expenses for the above plans was $4.3 million in 1998, $3.4 million in 1997 and $2.9 million in 1996. It is the Company's policy to fund the plans to the extent of charges to income.

INCENTIVE PLANS

All personnel employed as of May 31 share in the pretax income of the Company for the year then ended based on predetermined formulas. The duration of most of the plans is one year; certain executives are additionally covered under a three-year plan. All plans are subject to annual review by the Company's Board of Directors. The expense included in selling, general and administrative was $17.7 million, $14.8 million and $15.1 million for 1998, 1997 and 1996, respectively.

Certain executives of Chaparral participate in a deferred compensation plan based on a five-year average of earnings. Amounts recorded as expense under the plan were $2.3 million, $1.9 million and $700,000 for 1998, 1997 and 1996, respectively.

OPERATING LEASES

Total expense for operating leases for mobile equipment, office space and other items (other than for mineral rights) amounted to $22.2 million in 1998, $17.2 million in 1997 and $16.4 million in 1996. Non-cancelable operating leases with an initial or remaining term of more than one year totaled $69.9 million at May 31, 1998. Annual lease payments for the five succeeding years are $19.6 million, $13.0 million, $12.3 million, $8.8 million and $11.3 million.

BUSINESS SEGMENTS

Business segment information is presented on pages 10 and 11. Operating profit is net sales less operating costs and expenses, excluding general corporate expenses and interest expense. Identifiable assets by segment are those assets that are used in the Company's operation in each segment. Corporate assets consist primarily of cash, real estate subsidiaries and other financial assets not identified with a major business segment.

SUBSEQUENT EVENT

On June 5, 1998, TXI Capital Trust I (the "Trust"), a Delaware business trust wholly owned by the Company, issued 4,000,000 of its 5.5% Shared Preference Redeemable Securities ("Preferred Securities") to the public for gross proceeds of $200 million. The combined proceeds from the issuance of the Preferred Securities and the issuance to the Company of the common securities of the Trust were invested by the Trust in $206.2 million aggregate principal amount of 5.5% convertible subordinated debentures due June 30, 2028 (the "Debentures") issued by the Company. The Debentures are the sole assets of the Trust.

Holders of the Preferred Securities are entitled to receive cumulative cash distributions at an annual rate of $2.75 per Preferred Security (equivalent to a rate of 5.5% per annum of the stated liquidation amount of $50 per Preferred Security). The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Preferred Securities, to the extent the Trust has funds available therefor and subject to certain other limitations (the "Guarantee"). The Guarantee, when taken together with the obligations of the Company under the Debentures, the Indenture pursuant to which the Debentures were issued, and the Amended and Restated Trust Agreement of the Trust (including its obligations to pay costs, fees, expenses, debts and other obligations of the Trust [other than with respect to the Preferred Securities and the common securities of the Trust]), provide a full and unconditional guarantee of amounts due on the Preferred Securities.

The Debentures are redeemable for cash, at the option of the Company, in whole or in part, on or after June 30, 2001, or under certain circumstances relating to federal income tax matters, at par, plus accrued and unpaid interest. Upon any redemption of the Debentures, a like aggregate liquidation amount of Preferred Securities will be redeemed. The Preferred Securities do not have a stated maturity date, although they are subject to mandatory redemption upon maturity of the Debentures on June 30, 2028, or upon earlier redemption.

Each Preferred Security is convertible at any time prior to the close of business on June 30, 2028, at the option of the holder into shares of the Company's common stock at a conversion rate of .72218 shares of the Company's common stock for each Preferred Security (equivalent to a conversion price of $69.235 per share of TXI Common Stock).

QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following is a summary of quarterly financial information (in thousands except per share):

     ------------------------------------------------------------
     1998                   Aug.       Nov.      Feb.      May
     ------------------------------------------------------------
     Net Sales
       Steel             $ 179,006  $ 175,418  $174,520  $176,745
       CAC                 118,054    107,269   106,901   158,362
                         ---------  ---------  --------  --------
                           297,060    282,687   281,421   335,107
                         =========  =========  ========  ========

     Operating profit
       Steel                16,019     22,695    20,799    28,012
       CAC                  32,727     25,298    16,869    32,832
                         ---------  ---------  --------  --------
                            48,746     47,993    37,668    60,844
                         =========  =========  ========  ========

     Net income             24,710     23,449    18,628    35,343

     Per share
       Net income
         Basic                1.18       1.12       .88      1.67
         Diluted              1.16       1.08       .85      1.60
       Dividends              .075       .075      .075      .075
       Stock price
        High              34 11/16         52        58    68 1/4
        Low                 23 5/8    33 5/16    42 1/2    50 3/4


     ------------------------------------------------------------
     1997                  Aug.       Nov.       Feb.      May
     ------------------------------------------------------------

     Net Sales
       Steel             $ 149,527  $ 143,637  $147,715  $175,797
       CAC                  96,415     90,739    68,903   101,091
                         ---------  ---------  --------  --------
                           245,942    234,376   216,618   276,888
                         =========  =========  ========  ========

     Operating profit
       Steel                15,508     14,754    17,861    23,364
       CAC                  25,513     22,557     8,176    26,802
                         ---------  ---------  --------  --------
                            41,021     37,311    26,037    50,166
                         =========  =========  ========  ========

     Net income             19,884     17,903    10,126    27,561

     Per share
       Net income*
         Basic                 .89        .81       .48      1.32
         Diluted               .87        .79       .47      1.30
       Dividends               .05        .05      .075      .075
       Stock price
        High               34 5/16    33 7/16   29 5/16    29 1/4
        Low                31 5/16   26 15/16    24 1/8    20 7/8

     * The sum of these amounts does not equal the annual amount because of changes in the average number of common equity shares outstanding during the year.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None


                                    PART III

In accordance with paragraph (3) of General Instruction G to Form 10-K, Part III of this report is omitted because the Registrant will file with the Securities Exchange Commission, not later than 120 days after May 31, 1998, a definitive proxy statement pursuant to Regulation 14A involving the election of Directors. Reference is made to the sections of such proxy statement entitled "Section 16(a) Beneficial Ownership Reporting Compliance", "Election of Directors", "Executive Compensation", "Report of the Compensation Committee on Executive Compensation " and "Security Ownership of Management", which sections of such proxy statement are incorporated herein by reference. Information concerning the Registrant's executive officers is set forth under Part I, Item 4A of this report.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as a part of this report.

     (1) Financial Statements

         Report of Independent Auditors
         Consolidated Balance Sheets - May 31, 1998 and 1997
         Consolidated Statements of Income - Years ended May 31, 1998, 1997 and
          1996
         Consolidated Statements of Cash Flows - Years ended May 31, 1998, 1997 and 1996
         Consolidated Statements of Shareholders' Equity - Years ended May 31,
          1998, 1997 and 1996
         Notes to Consolidated Financial Statements

     (2) Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

     (3) Listing of Exhibits

         2.1 Agreement and Plan of Merger dated as of July 30, 1997 among Chaparral Steel Company, the Company and TXI Acquisition Inc. incorporated by reference to Exhibit (c) of the Company's
                  Schedule 13E-3/A Transaction Statement dated November 28, 1997 and incorporated herein by reference.

         3.1 Articles of Incorporation (previously filed and incorporated herein by reference)

         3.2 By-laws (previously filed and incorporated herein by reference)

         4.1 Instruments defining rights of security holders (previously filed and incorporated herein by reference)

The Registrant agrees to furnish to the Commission, upon request, copies of all instruments with respect to long-term debt not being registered where the total amount of securities authorized thereunder does not exceed 10% of the total assets of Registrant and its subsidiaries on a consolidated basis.

       10.1 Partnership Interests Purchase Agreement with an effective date of December 31, 1997 by and among TXI California Inc., TXI Riverside Inc., RVC Venture Corp. and Ssangyong/Riverside Venture Corp. filed with the Securities and Exchange Commission on Form 8-K dated January 26, 1998, and incorporated herein by reference.

       10.2 $350,000,000 Second Amended and Restated Credit Agreement among Texas Industries Inc., Certain Leaders, Certain Co-Agents and NationsBank of Texas, N.A., as Administrative Lender dated December 18, 1997 filed with the Securities and Exchange Commission on Form 10-Q dated April 10, 1998, and incorporated herein by reference.

       10.3 First Amendment to Second Amended and Restated Credit Agreement among Texas Industries Inc., Certain Leaders, Certain Co-Agents and NationsBank, N.A., as Administrative Lender dated May 28, 1998.

       10.4 Texas Industries, Inc. $80,000,000 7.15% Senior Notes, Series A, due April 15, 2006; $40,000,000 7.20% Senior Notes, Series B, due April 15, 2007; $10,000,000 7.28% Senior Notes, Series C, due April 15, 2009; $45,000,000 7.395% Senior Notes, Series D, due
              April 15, 2012; $25,000,000 7.59% Senior Notes, Series E, due April 15, 2017 note agreement dated as of December 18, 1997 filed with the Securities and Exchange Commission on Form 10-Q dated April 10, 1998, and incorporated herein by reference.

       21.1   Subsidiaries of the Registrant

       23.1   Consent of Independent Auditors

       24.1   Power of Attorney for certain members of the Board of Directors

       27.1   Financial Data Schedule (electronically filed only)

This schedule contains summary financial information extracted from the Registrant's May 31, 1998 Consolidated Financial Statements and is qualified in its entirety by reference to such financial statements.

The remaining exhibits have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

(b)  Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of August, 1998.

                                    TEXAS INDUSTRIES, INC.



                              By    /s/  Robert D. Rogers
                                    ---------------------------------
                                         Robert D. Rogers, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                              Title                             Date
             ---------                              -----                             ----

/s/    Robert D. Rogers        President and Chief Executive Officer             August 25, 1998
-----------------------------  (Principal Executive Officer)
       Robert D. Rogers

/s/    Richard M. Fowler       Vice President - Finance and                      August 25, 1998
-----------------------------  Chief Financial Officer
       Richard M. Fowler       (Principal Financial Officer)

/s/    James R. McCraw         Vice President - Accounting/Information Services  August 25, 1998
-----------------------------  (Principal Accounting Officer)
       James R. McCraw

-----------------------------  Director                                          August 25, 1998
       Robert Alpert

/s/    John M. Belk*           Director                                          August 25, 1998
-----------------------------
       John M. Belk

/s/    Gordon E. Forward*      Director                                          August 25, 1998
-----------------------------
       Gordon E. Forward

/s/    Richard I. Galland*     Director                                          August 25, 1998
-----------------------------
       Richard I. Galland

/s/    Gerald R. Heffernan*    Director                                          August 25, 1998
-----------------------------
       Gerald R. Heffernan

/s/    James M. Hoak*          Director                                          August 25, 1998
-----------------------------
       James M. Hoak

-----------------------------  Director                                          August 25, 1998
       Eugenio Clariond Reyes

/s/    Robert D. Rogers        Director                                          August 25, 1998
-----------------------------
       Robert D. Rogers

-----------------------------  Director                                          August 25, 1998
       Ian Wachtmeister

/s/    Elizabeth C. Williams*  Director                                          August 25, 1998
-----------------------------
       Elizabeth C. Williams

* BY  /s/  James R. McCraw     Vice President - Accounting/Information Services  August 25, 1998
-----------------------------
           James R. McCraw

                               INDEX TO EXHIBITS


Exhibits                                                                    Page

2.1 Agreement and Plan of Merger dated as of July 30, 1997 among Chaparral Steel Company, the Company and TXI Acquisition Inc., incorporated by reference to Exhibit (c) of the Company's Schedule 13E-3/A Transaction
      Statement dated November 28, 1997........................................*

3.1   Articles of Incorporation................................................*

3.2   By-Laws..................................................................*

4.1   Instruments defining rights of security holders..........................*

10.1 Partnership Interests Purchase Agreement with an effective date of December 31, 1997 by and among TXI California Inc., TXI Riverside Inc., RVC Venture Corp. and Ssangyong/Riverside Venture Corp. filed with the Securities and Exchange Commission on Form 8-K dated January 26,
      1998.....................................................................*

10.2 $350,000,000 Second Amended and Restated Credit Agreement among Texas Industries Inc., Certain Leaders, Certain Co-Agents and NationsBank of Texas, N.A., as Administrative Lender dated December 18, 1997 filed with the Securities and Exchange Commission on Form 10-Q dated
      April 10, 1998...........................................................*

10.3  First Amendment to Second Amended and Restated Credit Agreement dated
      May 28, 1998............................................................32

10.4  Texas Industries, Inc. $80,000,000 7.15% Senior Notes, Series A, due
      April 15, 2006; $40,000,000 7.20% Senior Notes, Series B, due April 15, 2007; $10,000,000 7.28% Senior Notes, Series C, due April 15, 2009;
      $45,000,000 7.395% Senior Notes, Series D, due April 15, 2012;
      $25,000,000 7.59% Senior Notes, Series E, due April 15, 2017 note agreement dated as of December 18, 1997 filed with the Securities and
      Exchange Commission on Form 10-Q dated April 10, 1998....................*

21.1  Subsidiaries of the Registrant..........................................36

23.1  Consent of Independent Auditors.........................................37

24.1  Power of Attorney for certain members of the Board of Directors.........38

27.1  Financial Data Schedule.................................................**



      *  Previously filed and incorporated herein by reference.
      ** Electronically filed only.