Form 10-Q
period 1998-08-31
TEXAS INDUSTRIES INC
filed 1998-10-15
CIK 97472

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q



(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 1998


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

As of October 9, 1998, 21,220,186 shares of Registrant's Common Stock, $1.00 par value, were outstanding.

                                     INDEX

                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION                                               Page

Item 1. Financial Statements

        Consolidated Balance Sheets -- August 31, 1998 and May 31, 1998.......3

        Consolidated Statements of Income -- three months ended
           August 31, 1998 and August 31, 1997................................4

        Consolidated Statements of Cash Flows -- three months ended
           August 31, 1998 and August 31, 1997................................5

        Notes to Consolidated Financial Statements............................6

        Independent Accountants' Review Report...............................11

Item 2. Management's Discussion and Analysis of Operating Results
           and Financial Condition...........................................12

Item 3. Quantitative and Qualitative Disclosures
           About Market Risk.....................................Not Applicable


PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.....................................15


SIGNATURES

                          CONSOLIDATED BALANCE SHEETS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES
                                                       (Unaudited)
                                                        August 31,     May 31,
--------------------------------------------------------------------------------
In thousands                                               1998         1998
--------------------------------------------------------------------------------


ASSETS
CURRENT ASSETS
 Cash                                                   $   28,275   $   16,718
 Notes and accounts receivable                             137,653      151,235
 Inventories                                               204,955      162,010
 Prepaid expenses                                           56,117       41,949
                                                        ----------   ----------
      TOTAL CURRENT ASSETS                                 427,000      371,912

OTHER ASSETS
 Real estate and other investments                          11,885       13,302
 Goodwill and other intangibles                            152,054      153,375
 Other                                                      38,434       30,735
                                                        ----------   ----------
                                                           202,373      197,412

PROPERTY, PLANT AND EQUIPMENT
 Land and land improvements                                143,995      142,701
 Buildings                                                  70,035       69,900
 Machinery and equipment                                   895,806      889,228
 Construction in progress                                  274,492      160,758
                                                        ----------   ----------
                                                         1,384,328    1,262,587
 Less allowances for depreciation                          661,596      646,080
                                                        ----------   ----------
                                                           722,732      616,507
                                                        ----------   ----------
                                                        $1,352,105   $1,185,831
                                                        ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Trade accounts payable                                 $   95,551   $   80,495
 Accrued interest, wages and other items                    58,511       51,067
 Current portion of long-term debt                          13,331       13,382
                                                        ----------   ----------
      TOTAL CURRENT LIABILITIES                            167,393      144,944

LONG-TERM DEBT                                             322,931      405,749

DEFERRED FEDERAL INCOME TAXES AND OTHER CREDITS             82,349       81,812

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
 PREFERRED SECURITIES OF SUBSIDIARY HOLDING
 SOLELY COMPANY CONVERTIBLE DEBENTURES                     200,000           --

SHAREHOLDERS' EQUITY
 Common stock, $1 par value                                 25,067       25,067
 Additional paid-in capital                                255,735      255,735
 Retained earnings                                         383,917      358,307
 Cost of common shares in treasury                         (85,287)     (85,783)
                                                        ----------   ----------
                                                           579,432      553,326
                                                        ----------   ----------
                                                        $1,352,105   $1,185,831
                                                        ==========   ==========

See notes to consolidated financial statements.

                                  (Unaudited)
                       CONSOLIDATED STATEMENTS OF INCOME
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


                                                       Three months ended
                                                            August 31,
--------------------------------------------------------------------------------
In thousands except per share                            1998       1997
--------------------------------------------------------------------------------

NET SALES                                              $299,108   $297,060

COSTS AND EXPENSES (INCOME)
 Cost of products sold                                  228,444    232,474
 Selling, general and administrative                     25,064     22,957
 Interest                                                 4,291      4,373
 Other income                                            (2,424)    (1,967)
                                                       --------   --------
                                                        255,375    257,837
                                                       --------   --------
  INCOME BEFORE THE FOLLOWING ITEMS                      43,733     39,223

Income taxes                                             14,739     12,975
                                                       --------   --------
                                                         28,994     26,248

Net dividends on preferred securities of subsidiary      (1,708)        --
Minority interest in Chaparral                               --     (1,538)
                                                       --------   --------
  NET INCOME                                           $ 27,286   $ 24,710
                                                       ========   ========

BASIC
 Average shares                                          21,321     21,001

 Earnings per share                                    $   1.28   $   1.18
                                                       ========   ========

DILUTED
 Average shares                                          24,825     21,429

 Earnings per share                                    $   1.17   $   1.16
                                                       ========   ========

Cash dividends                                         $   .075   $   .075
                                                       ========   ========



See notes to consolidated financial statements.

                                  (Unaudited)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


                                                            Three months ended
                                                                August 31,
--------------------------------------------------------------------------------
In thousands                                                  1998       1997
--------------------------------------------------------------------------------

OPERATING ACTIVITIES
 Net income                                                $  27,286   $ 24,710
 Loss (gain) on disposal of assets                              (220)       188
 Non-cash items
  Depreciation, depletion and amortization                    19,033     14,339
  Deferred taxes                                                (420)      (610)
  Undistributed minority interest                                 --      1,315
  Other - net                                                     53      2,384
 Changes in operating assets and liabilities
  Notes and accounts receivable                               13,580    (15,065)
  Inventories and prepaid expenses                           (57,016)    12,872
  Accounts payable and accrued liabilities                    23,213     22,658
  Real estate and investments                                  1,998        341
                                                           ---------   --------
    Net cash provided by operations                           27,507     63,132

INVESTING ACTIVITIES
 Capital expenditures - Virginia steel facility              (94,852)    (6,957)
 Capital expenditures - other                                (30,063)   (43,107)
 Proceeds from disposition of assets                             604        302
 Other - net                                                    (161)        33
                                                           ---------   --------
    Net cash used by investing                              (124,472)   (49,729)

FINANCING ACTIVITIES
 Proceeds of long-term borrowing                              12,000      3,500
 Net proceeds from issuance of subsidiary
  preferred securities                                       193,599         --
 Debt retirements                                            (94,877)   (18,147)
 Purchase of treasury shares                                    (154)        --
 Common dividends paid                                        (1,591)    (1,569)
 Other - net                                                    (455)      (333)
                                                           ---------   --------
    Net cash provided (used) by financing                    108,522    (16,549)
                                                           ---------   --------
Increase (decrease) in cash                                   11,557     (3,146)

Cash at beginning of period                                   16,718     19,834
                                                           ---------   --------
Cash at end of period                                      $  28,275   $ 16,688
                                                           =========   ========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Texas Industries, Inc. ("TXI" or the "Company"), is a leading supplier of construction materials through two business segments: cement, aggregate and concrete products (the "CAC" segment) and structural steel and specialty bar products (the "Steel" segment). Through the CAC segment, the Company produces and sells cement, stone, sand and gravel, expanded shale and clay aggregate and concrete products from facilities concentrated in Texas, Louisiana, and California, with several products marketed throughout the United States. Through its Steel segment, the Company produces and sells structural steel, specialty bar products, merchant bar-quality rounds, reinforcing bar and channels for markets in North America and, under certain market conditions, Europe and Asia.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 1998, are not necessarily indicative of the results that may be expected for the year ended May 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1998.

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

Intangible Assets. Goodwill and other intangibles is presented net of accumulated amortization of $23.7 million at August 31, 1998 and $22.2 million at May 31, 1998. Goodwill resulting from the acquisitions of Chaparral Steel Company and Riverside Cement Company, totaling $144.6 million at August 31, 1998 and $145.6 million at May 31, 1998 (net of accumulated amortization), is being amortized currently on a straight-line basis over 40-year periods. Other intangibles consisting primarily of goodwill and non-compete agreements are being amortized on a straight-line basis over periods of 2 to 15 years. Management reviews remaining goodwill and other intangibles with consideration toward recovery through future operating results (undiscounted) at the current rates of amortization.

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

Basic EPS is computed by adjusting net income for the amortization of additional goodwill in connection with a contingent payment for the acquisition of Chaparral, then dividing by the weighted average number of common shares outstanding during the period including certain contingently issuable shares. Diluted EPS also adjusts net income for the net dividends on preferred securities of subsidiary and the outstanding shares for the dilutive effect of the preferred securities, stock options and awards.

Basic and Diluted EPS are calculated as follows:

                                                  August 31,
     ----------------------------------------------------------
     In thousands except per share               1998     1997
     ----------------------------------------------------------

     Earnings:
      Net income                               $27,286  $24,710
      Contingent price amortization                 58       58
                                               -------  -------
         Basic earnings                         27,344   24,768
      Net dividends on preferred securities      1,708       --
                                               -------  -------
         Diluted earnings                      $29,052  $24,768
                                               =======  =======
     Shares:
      Weighted-average shares outstanding       21,207   20,911
      Contingently issuable shares                 114       90
                                               -------  -------
         Basic weighted-average shares          21,321   21,001

      Stock option and award dilution              615      428
      Preferred securities                       2,889       --
                                               -------  -------
         Diluted weighted-average shares        24,825   21,429
                                               =======  =======

     Basic earnings per share                  $  1.28  $  1.18
                                               =======  =======

     Diluted earnings per share                $  1.17  $  1.16
                                               =======  =======

WORKING CAPITAL

Working capital totaled $259.6 million at August 31, 1998, compared to $227.0 million at May 31, 1998.

Notes and accounts receivable of $137.7 million at August and $151.2 million at May are presented net of allowances for doubtful receivables of $3.7 million at August and $3.4 million at May.

Inventories are summarized as follows:

     ----------------------------------------------------------
     In thousands                              August     May
     ----------------------------------------------------------

     Finished products                        $ 88,516 $ 59,290
     Work in process                            36,530   34,043
     Raw materials and supplies                 79,909   68,677
                                              -------- --------
                                              $204,955 $162,010
                                              ======== ========

Inventories are stated at cost (not in excess of market) generally using the last-in, first-out method (LIFO). If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $15.7 million at August and May.

LONG-TERM DEBT

Long-term debt is comprised of the following:

     ----------------------------------------------------------------
     In thousands                                    August     May
     ----------------------------------------------------------------

     Revolving credit facility maturing in
      2002, interest rate 8.5%                     $     --  $ 82,750
     Senior notes due through 2017, interest
      rates average 7.28%                           200,000   200,000
     Senior notes due through 2008, interest
      rates average 7.28%                            75,000    75,000
     Senior notes due through 2004, interest
      rates average 10.2%                            48,000    48,000
     Senior note due through 1999, interest
      rate 14.2%                                      4,091     4,091
     Pollution control bonds, due through 2007,
      interest rate 6.38% (75% of prime)              7,255     7,255
     Other, maturing through 2005, interest rates
      from 8% to 10%                                  1,916     2,035
                                                   --------  --------
                                                    336,262   419,131
     Less current maturities                         13,331    13,382
                                                   --------  --------
                                                   $322,931  $405,749
                                                   ========  ========

Annual maturities of long-term debt for each of the five succeeding years are $13.3, $9.0, $8.9, $8.8 and $8.7 million.

The Company has available a bank-financed $350 million long-term revolving credit facility of which $14.4 million has been utilized to support letters of credit. The Company may select at the time of borrowing an interest rate at either prime or the applicable margin above LIBOR. Commitment fees at a current annual rate of .125% are paid on the unused portion of this facility.

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

The amount of interest paid for the three-month periods presented was $700,000 in 1998 and $1.4 million in 1997. Interest capitalized totaled $3.5 million and $359,000 in the 1998 and 1997 periods, respectively.


PREFERRED SECURITIES OF SUBSIDIARY

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

SHAREHOLDERS' EQUITY

Common stock consists of:

     -------------------------------------------------------------
     In thousands                                   August   May
     -------------------------------------------------------------
     Shares authorized                              40,000  40,000
     Shares outstanding at end of period            21,219  21,188
     Diluted average common shares outstanding      24,825  21,819
     Shares held in treasury                         3,848   3,879
     Shares reserved for stock options and other     3,859   3,880

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

STOCK OPTION PLAN

The Company's stock option plan provides that non-qualified and incentive stock options to purchase Common Stock may be granted to directors, officers and key employees at market prices at date of grant. Generally, options become exercisable in installments beginning one year after date of grant and expire ten years later. A summary of option transactions for the three-month period ended August 31, 1998, follows:

     ---------------------------------------------------------------------------
                                                                Weighted Average
                                   Shares Under Option            Option Price
     ---------------------------------------------------------------------------

     Outstanding at June 1               1,816,963                   $27.51
      Granted                               60,000                    50.56
      Exercised                            (30,210)                   13.10
      Cancelled                             (1,400)                   37.50
                                         ---------                   ------
     Outstanding at August 31            1,845,353                   $28.48
                                         =========                   ======

At August 31, 1998, there were 542,343 shares exercisable and 1,859,930 shares available for future grants. Outstanding options expire on various dates to July 15, 2008.

INCOME TAXES

Federal income taxes for the interim periods ended August 31, 1998 and 1997, have been included in the accompanying financial statements on the basis of an estimated annual rate. The estimated annualized tax rate is 33.6% for 1998 compared with 33.1% for 1997. The primary reason that these respective tax rates differ from the 35% statutory corporate rate is due to goodwill expense which is not tax deductible, percentage depletion which is tax deductible and the state income tax expense. The Company made income tax payments of $5.2 million and $1.2 million in the three-month periods ended August 31, 1998 and 1997, respectively.

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

                                   EXHIBIT A

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors
Texas Industries, Inc.



We have reviewed the accompanying condensed consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of August 31, 1998, and the related condensed consolidated statements of income and cash flows for the three-month periods ended August 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of May 31, 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended [not presented herein] and in our report dated July 15, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                           /s/  Ernst & Young LLP


September 16, 1998

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of operations and financial condition for the three-month period ended August 31, 1998 to the three-month period ended August 31, 1997.

GENERAL

The Company is a leading supplier of construction materials through two business segments: cement, aggregate and concrete products (the "CAC" segment); and structural steel and specialty bar products (the "Steel" segment). Through the CAC segment, the Company produces and sells cement, stone, sand and gravel, expanded shale and clay aggregate and concrete products. Through its Steel segment, the Company produces and sells structural steel, specialty bar products, merchant bar-quality rounds, reinforcing bar and channels.

Corporate resources include administration, financial, legal, environmental, personnel and real estate activities which are not allocated to operations and are excluded from operating profit.

RESULTS OF OPERATIONS

Net Sales. Consolidated net sales for the August 1998 quarter were $299.1 million compared to $297.1 million for the prior year period. CAC sales at $168.9 million were up 43% from the prior year. Cement sales increased $33.1 million due primarily to the Company's expansion into the California cement market through the January 1998 acquisition of Riverside Cement Company. Riverside's shipments were up 10% from the May 1998 quarter with average prices up 3%. Sales from the Company's Texas plants increased 3% from the prior year period. Lower cement inventory and production in the current period reduced shipments by 7%, which were offset by 11% higher average prices. Ready-mix sales increased $13.0 million over the prior year quarter due to a 14% increase in volume and a 10% higher average selling price. Aggregate shipments increased 14% with higher average prices. Steel sales at $130.2 million were down 27% from the prior year. Realized prices increased 6% with shipments declining 33%. Strong nonresidential building activity has continued to sustain demand for structural steel products in North America, however, lower than anticipated production and competition from imported structural products reduced shipments. Shipments in the 1997 quarter also benefited from an almost 100,000 ton higher structural product inventory. Bar mill prices increased 3% over the prior year quarter with shipments 19% lower.

Business Segments
                                         Three months ended
                                             August 31,
     --------------------------------------------------------
     In thousands                         1998         1997
     --------------------------------------------------------

     NET SALES
       Cement                         $   76,144   $   43,027
       Ready-mix                          65,718       52,673
       Stone, sand & gravel               27,353       23,274
       Other products                     28,634       26,902
       Interplant                        (28,972)     (27,822)
                                         -------      -------
       TOTAL CAC                         168,877      118,054

       Bar mill                           36,970       44,198
       Structural mills                   89,308      132,537
       Transportation and other            3,953        2,271
                                         -------      -------
       TOTAL STEEL                       130,231      179,006
                                         -------      -------
       TOTAL NET SALES                $  299,108   $  297,060
                                         =======      =======

     UNITS SHIPPED
       Cement (tons)                       1,001          657
       Ready-mix (cubic yards)             1,120          986
       Stone, sand & gravel (tons)         5,314        4,659
       Structural mills (tons)               212          341
       Bar mills (tons)                      103          127

                                                      Three months ended
                                                           August 31,
     -------------------------------------------------------------------
     In thousands                                      1998        1997
     -------------------------------------------------------------------

     CAC OPERATIONS
       Gross profit                                  $63,702     $45,549
       Less: Depreciation, depletion &
              amortization                             8,955       5,925
             Selling, general & administrative         9,364       7,657
             Other income                               (540)       (760)
                                                     -------     -------
        OPERATING PROFIT                              45,923      32,727

     STEEL OPERATIONS
       Gross profit                                   24,702      32,468
       Less: Depreciation & amortization               9,827       8,182
             Selling, general & administrative         8,379       8,684
             Other income                               (500)       (417)
                                                     -------     -------
        OPERATING PROFIT                               6,996      16,019
                                                     -------     -------
     TOTAL OPERATING PROFIT                           52,919      48,746

     CORPORATE RESOURCES
       Other income                                    1,384         790
       Less: Depreciation & amortization                 251         232
             Selling, general & administrative         6,028       5,708
                                                     -------     -------
                                                      (4,895)     (5,150)

     INTEREST EXPENSE                                 (4,291)     (4,373)
                                                     -------     -------

     INCOME BEFORE TAXES & OTHER ITEMS               $43,733     $39,223
                                                     =======     =======

Operating Costs. Consolidated cost of products sold including depreciation, depletion and amortization was $228.4 million, a decrease of $4.0 million from the prior year quarter. CAC costs were $113.1 million, an increase of $35.3 million due primarily to the addition of the Riverside cement plants, higher per unit cement manufacturing costs at the Company's Texas cement plants and increased ready-mix and aggregate shipments. Steel costs of $115.3 million, decreased $39.4 million due primarily to reduced shipments.

CAC selling, general and administrative expenses including depreciation and amortization was $10.4 million, an increase of $2.1 million over the prior year quarter due primarily to the expanded cement operations and higher incentive accruals. Steel expenses at $8.4 million were $300,000 below the prior year period due to lower incentive accruals offsetting higher selling expense.

Operating Profit. Operating profit of $52.9 million in the August 1998 quarter was $4.2 million higher than the prior year quarter. CAC operating profit was up 40% over the prior year quarter on increased volumes. The Riverside acquisition contributed 27% of the increase. Lower production at the Texas cement plants reduced profit margins during the quarter. Steel operating profit of $7.0 million was $9.0 million below the prior year period due to reduced shipments.

Corporate Resources. Selling, general and administrative expenses including depreciation and amortization was $6.3 million, an increase of $300,000 over the prior year quarter as higher incentive accruals were offset by lower retirement accruals. Other income increased $600,000 in the current period due to increased interest income offsetting lower income from the Company's real estate operations.

Interest Expense. Interest expense was $4.3 million in the 1998 quarter, net of $3.5 million of capitalized interest. Total interest incurred was $3.0 million higher than in the 1997 period due to the increased borrowing in the last fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $27.5 million, a decrease of $35.6 million from the prior year period due primarily to changes in working capital items which were partially offset by higher net income and depreciation, depletion and amortization expense. During the 1998 period, CAC sales were up 7% increasing receivables $5.1 million. Steel shipments declined 27% from the May quarter reducing receivables $19.2 million and increasing inventories $41.8 million. Accounts payable and accrued expenses increased $23.2 million due in part to increased income tax and interest accruals. During the 1997 period, receivables increased $15.1 million due to 7% higher net sales. Inventories declined $19.1 million on increased shipments. Accounts payable and accrued expenses increased $22.7 million due in part to increased income tax accruals and summer shutdown spending.

Net cash used by investing activities was $124.5 million compared to $49.7 million during the prior year period, consisting principally of capital expenditure items. Historically, capital expenditures have consisted of normal replacement and technological upgrades of existing equipment and expansion of the Company's operations. Expenditures for these activities were $30.0 million in the current period. The fiscal year 1999 capital expenditure budget is estimated at $90 million, 44% below fiscal year 1998 expenditures.
Additionally, capital expenditures of $187.5 million including $94.9 million in the current period have been incurred for the construction of the Company's Virginia steel facility. Production at this facility is scheduled to begin in 1999, with total costs for the site, utilities, equipment and installation estimated to be $450 million. The Company has filed for a permit to expand the production of its Midlothian, Texas cement plant from 1.3 to 2.8 million tons per year. The project would require a capital commitment of approximately $250 million.

Net cash provided by financing activities was $108.5 million, compared to $16.5 million used during the prior year period. On June 5, 1998, TXI Capital Trust I, a Delaware business trust wholly owned by the Company, issued 4,000,000 of its 5.5% Shared Preference Redeemable Securities ("Preferred Securities") to the public. Holders of the Preferred Securities are entitled to receive cumulative cash distributions at an annual rate of $2.75 per Preferred Security accruing from the date of issuance and payable quarterly in arrears commencing September 30, 1998. A portion of the net proceeds of $193.6 million was used to repay the outstanding borrowings under the Company's $350 million revolving credit facility. At August 31, 1998, the Company had available $335.6 million under the credit facility. The Company's quarterly cash dividend at $.075 per common share remained unchanged from the prior year period.

The Company generally finances its major capital expansion projects with long-term borrowing. Maintenance capital expenditures and working capital are funded by cash flow from operations. The Company expects cash from operations and borrowings under its revolving credit facility to be sufficient to provide funds for capital expenditure commitments, scheduled debt repayments and working capital needs during the next two years.

OTHER ITEMS

Based on an assessment by the Company of its operating, financial and management information systems, the Company determined that modification or upgrading certain equipment and software would be necessary to address Year 2000 issues. The Company began converting its computerized business systems in 1992 in order to upgrade system capabilities and utilize current hardware and software technology. To date, most systems have been converted. Conversion of the remaining systems is expected before December 1999. The Company is currently addressing the manufacturing process control, man-machine-interface, and other plant and operational systems and expects to resolve all material Year 2000 issues before December 1999.

In addition, the Company has contacted its critical suppliers and others to determine the extent to which the Company would be vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company has received written assurances from the most critical suppliers and has not been informed of any material risks associated with other entities. There can be no guarantee that the systems of these critical suppliers or other entities on which the Company relies will be timely converted and would not have an adverse effect on the Company's systems or operations.

The Company believes that neither the cost of its planned upgrade and modification program nor a failure to timely complete such program will have a material impact on the operations or financial condition of the Company.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

The following exhibits are included herein:

     (15) Letter re: Unaudited Interim Financial Information

     (27) Financial Data Schedule

This schedule contains summary financial information extracted from the Registrant's Unaudited August 31, 1998 Consolidated Financial Statements and is qualified in its entirety by reference to such financial statements.

The remaining exhibits have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

The Registrant did not file any reports on Form 8-K during the three-month period ended August 31, 1998.



                                  SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                TEXAS INDUSTRIES, INC.



October 12, 1998                /s/  Richard M. Fowler
----------------                ----------------------
                                Richard M. Fowler
                                Vice President & Chief Financial Officer




October 12, 1998                /s/  James R. McCraw
----------------                --------------------
                                James R. McCraw
                                Vice President - Accounting/Information Services

INDEX TO EXHIBITS


Exhibits                                                                    Page

 15. Letter re: Unaudited Interim Financial Information.......................17

 27. Financial Data Schedule..................................................**




     ** Electronically filed only.