Form 10-Q
period 1998-11-30
TEXAS INDUSTRIES INC
filed 1999-01-12
CIK 97472

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q



(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 1998

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

As of January 5, 1999, 21,220,486 shares of Registrant's Common Stock, $1.00 par value, were outstanding.

                                     INDEX

                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION                                           Page
-----------------------------

Item 1.  Financial Statements

         Consolidated Balance Sheets - November 30, 1998
          and May 31, 1998..............................................   3

         Consolidated Statements of Income -- three months
          and six months ended November 30, 1998 and November 30, 1997..   4

         Consolidated Statements of Cash Flows -- six months ended
          November 30, 1998 and November 30, 1997.......................   5

         Notes to Consolidated Financial Statements.....................   6

         Independent Accountants' Review Report.........................  11

Item 2.  Management's Discussion and Analysis of Operating Results
          and Financial Condition.......................................  12

PART II.  OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders............  16

Item 6.  Exhibits and Reports on Form 8-K...............................  16

SIGNATURES
----------

                          CONSOLIDATED BALANCE SHEETS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

                                                                (Unaudited)
                                                                November 30,       May 31,
---------------------------------------------------------------------------------------------
In thousands                                                       1998             1998
---------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
 Cash                                                          $    8,928   $      16,718
 Notes and accounts receivable                                    129,046         151,235
 Inventories                                                      218,772         162,010
 Prepaid expenses                                                  52,020          41,949
                                                               ----------      ----------
      TOTAL CURRENT ASSETS                                        408,766         371,912

OTHER ASSETS
 Real estate and other investments                                 14,314          13,302
 Goodwill and other intangibles                                   150,621         153,375
 Other                                                             38,539          30,735
                                                               ----------      ----------
                                                                  203,474         197,412

PROPERTY, PLANT AND EQUIPMENT
 Land and land improvements                                       145,489         142,701
 Buildings                                                         72,359          69,900
 Machinery and equipment                                          905,271         889,228
 Construction in progress                                         371,902         160,758
                                                               ----------      ----------
                                                                1,495,021       1,262,587
 Less allowances for depreciation                                 678,659         646,080
                                                               ----------      ----------
                                                                  816,362         616,507
                                                               ----------      ----------
                                                               $1,428,602      $1,185,831
                                                               ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Trade accounts payable                                        $   76,114      $   80,495
 Accrued interest, wages and other items                           56,055          51,067
 Current portion of long-term debt                                 13,273          13,382
                                                               ----------      ----------
      TOTAL CURRENT LIABILITIES                                   145,442         144,944

LONG-TERM DEBT                                                    399,604         405,749

DEFERRED FEDERAL INCOME TAXES AND OTHER CREDITS                    82,905          81,812

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
 PREFERRED SECURITIES  OF SUBSIDIARY HOLDING
 SOLELY COMPANY CONVERTIBLE DEBENTURES                            200,000              --

SHAREHOLDERS' EQUITY
 Common stock, $1 par value                                        25,067          25,067
 Additional paid-in capital                                       255,735         255,735
 Retained earnings                                                405,115         358,307
 Cost of common shares in treasury                                (85,266)        (85,783)
                                                               ----------      ----------
                                                                  600,651         553,326
                                                               ----------      ----------
                                                               $1,428,602      $1,185,831
                                                               ==========      ==========

 See notes to consolidated financial statements.

                                  (Unaudited)
                       CONSOLIDATED STATEMENTS OF INCOME
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


                                                       Three months ended     Six months ended
                                                           November 30,          November 30,
------------------------------------------------------------------------------------------------
In thousands except per share                           1998        1997       1998      1997
------------------------------------------------------------------------------------------------
NET SALES                                              $280,402   $282,687   $579,510   $579,747

COSTS AND EXPENSES (INCOME)
 Cost of products sold                                  221,995    222,568    450,439    455,042
 Selling, general and administrative                     25,262     21,089     50,326     44,046
 Interest                                                 2,805      3,840      7,096      8,213
 Other income                                            (6,672)    (3,577)    (9,096)    (5,544)
                                                       --------   --------   --------   --------
                                                        243,390    243,920    498,765    501,757
                                                       --------   --------   --------   --------
       INCOME BEFORE THE FOLLOWING ITEMS                 37,012     38,767     80,745     77,990

Income taxes                                             12,430     13,076     27,169     26,051
                                                       --------   --------   --------   --------
                                                         24,582     25,691     53,576     51,939


Net dividends on preferred securities of subsidiary      (1,788)        --     (3,496)        --
Minority interest in Chaparral                               --     (2,242)        --     (3,780)
                                                       --------   --------   --------   --------
       NET INCOME                                      $ 22,794   $ 23,449   $ 50,080   $ 48,159
                                                       ========   ========   ========   ========

BASIC
 Average shares                                          21,341     21,060     21,331     21,031

 Earnings per share                                       $1.07      $1.12      $2.35   $   2.30
                                                       ========   ========   ========   ========

DILUTED
 Average shares                                          24,513     21,810     24,669     21,619

 Earnings per share                                       $1.01      $1.08      $2.18   $   2.23
                                                       ========   ========   ========   ========

Cash dividends                                            $.075      $.075       $.15       $.15
                                                       ========   ========   ========   ========

See notes to consolidated financial statements.


                                  (Unaudited)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES



                                                                   Six months ended
                                                                      November 30,
----------------------------------------------------------------------------------------
In thousands                                                         1998       1997
----------------------------------------------------------------------------------------
OPERATING ACTIVITIES
 Net income                                                       $  50,080   $ 48,159
 Loss (gain) on disposal of assets                                   (2,662)       481
 Non-cash items
  Depreciation, depletion and amortization                           38,589     28,683
  Deferred taxes                                                     (1,006)    (1,256)
  Undistributed minority interest                                        --      3,557
  Other - net                                                         2,114      4,156
 Changes in operating assets and liabilities
  Notes and accounts receivable                                      21,894     (4,043)
  Inventories and prepaid expenses                                  (66,526)    11,554
  Accounts payable and accrued liabilities                              918     20,327
  Real estate and investments                                         3,493      1,342
                                                                  ---------   --------
    Net cash provided by operations                                  46,894    112,960

INVESTING ACTIVITIES
 Capital expenditures  Virginia steel facility                     (182,020)   (13,749)
 Capital expenditures  other                                        (55,050)   (70,961)
 Proceeds from disposition of assets                                  3,164      1,627
 Other - net                                                         (3,503)    (3,241)
                                                                  ---------   --------
    Net cash used by investing                                     (237,409)   (86,324)

FINANCING ACTIVITIES
 Proceeds of long-term borrowing                                    113,598     19,639
 Net proceeds from issuance of subsidiary preferred securities      193,599         --
 Debt retirements                                                  (119,860)   (39,099)
 Purchase of treasury shares                                           (154)      (317)
 Common dividends paid                                               (3,183)    (3,142)
 Other - net                                                         (1,275)      (272)
                                                                  ---------   --------
    Net cash provided (used) by financing                           182,725    (23,191)
                                                                  ---------   --------
Increase (decrease) in cash                                          (7,790)     3,445

Cash at beginning of period                                          16,718     19,834
                                                                  ---------   --------
Cash at end of period                                             $   8,928   $ 23,279
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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended November 30, 1998, are not necessarily indicative of the results that may be expected for the year ended May 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1998.

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

Intangible Assets. Goodwill and other intangibles is presented net of accumulated amortization of $25.1 million at November 30, 1998 and $22.2 million at May 31, 1998. Goodwill resulting from the acquisitions of Chaparral Steel Company and Riverside Cement Company, totaling $143.5 million at November 30, 1998 and $145.6 million at May 31, 1998 (net of accumulated amortization), is being amortized currently on a straight-line basis over 40-year periods. Other intangibles consisting primarily of goodwill and non-compete agreements are being amortized on a straight-line basis over periods of 2 to 15 years. Management reviews remaining goodwill and other intangibles with consideration toward recovery through future operating results (undiscounted) at the current rates of amortization.

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

Basic and Diluted EPS are calculated as follows:

                                               Three months ended  Six months ended
                                                  November 30,       November 30,
     -------------------------------------------------------------------------------
     In thousands except per share               1998      1997     1998     1997
     -------------------------------------------------------------------------------
     Earnings:
      Net income                                $22,794   $23,449  $50,080  $48,159
      Contingent price amortization                  58        58      116      116
                                                -------   -------  -------  -------
         Basic earnings                          22,852    23,507   50,196   48,275
      Net dividends on preferred securities       1,788        --    3,496       --
                                                -------   -------  -------  -------
         Diluted earnings                       $24,640   $23,507  $53,692  $48,275
                                                =======   =======  =======  =======
     Shares:
      Weighted average shares outstanding        21,220    20,962   21,214   20,936
      Contingently issuable shares                  121        98      117       95
                                                -------   -------  -------  -------
         Basic weighted-average shares           21,341    21,060   21,331   21,031

      Stock option and award dilution               283       750      449      588
      Preferred securities                        2,889        --    2,889       --
                                                -------   -------  -------  -------
         Diluted weighted-average shares         24,513    21,810   24,669   21,619
                                                =======   =======  =======  =======

     Basic earnings per share                     $1.07   $  1.12    $2.35  $  2.30
                                                =======   =======  =======  =======

     Diluted earnings per share                   $1.01   $  1.08    $2.18  $  2.23
                                                =======   =======  =======  =======

WORKING CAPITAL

Working capital totaled $263.3 million at November 30, 1998, compared to $227.0 million at May 31, 1998.

Notes and accounts receivable of $129.0 million at November and $151.2 million at May are presented net of allowances for doubtful receivables of $3.7 million at November and $3.4 million at May.

Inventories are summarized as follows:

------------------------------------------------
In thousands                  November    May
------------------------------------------------

Finished products             $100,019  $59,290
Work in process                 41,385   34,043
Raw materials and supplies      77,368   68,677
                              -------- --------
                              $218,772 $162,010
                              ======== ========

Inventories are stated at cost (not in excess of market) generally using the last-in, first-out method (LIFO). If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $15.7 million at November and May.

LONG-TERM DEBT

Long-term debt is comprised of the following:

---------------------------------------------------------------------------
In thousands                                            November    May
---------------------------------------------------------------------------

Revolving credit facility maturing in 2002, interest
 rates from 5.38% to 8.25%                              $ 58,500  $ 82,750
Senior notes due through 2017, interest rates
 average 7.28%                                           200,000   200,000
Senior notes due through 2008, interest rates
 average 7.28%                                            75,000    75,000
Senior notes due through 2004, interest rates
 average 10.2%                                            48,000    48,000
Senior note due through 1999, interest rate 14.2%          4,091     4,091
Variable-rate industrial development revenue bonds
 maturing in 2028, interest rate approximately 3.5%       18,598        --
Pollution control bonds, due through 2007, interest
 rate 6.19% (75% of prime)                                 6,915     7,255
Other, maturing through 2005, interest rates
 from 8% to 10%                                            1,773     2,035
                                                        --------  --------
                                                         412,877   419,131
Less current maturities                                   13,273    13,382
                                                        --------  --------
                                                        $399,604  $405,749
                                                        ========  ========

Annual maturities of long-term debt for each of the five succeeding years are $13.3, $9.0, $8.9, $8.8 and $67.2 million.

The Company has available a bank-financed $350 million long-term revolving credit facility. In addition to the $58.5 million outstanding under this facility, $76.2 million has been utilized to support letters of credit. The Company may select at the time of borrowing an interest rate at either prime or the applicable margin above LIBOR. Commitment fees at a current annual rate of
 .125% are paid on the unused portion of this facility.

On September 22, 1998, the Company issued $50 million variable-rate industrial development bonds. The proceeds are available to reimburse the Company for costs incurred in connection with the construction of sewage and solid waste disposal facilities at the Company's Virginia steel plant. The Company has $31.4 million of these funds available to reimburse future construction costs. The bonds are supported by letters of credit issued under the Company's revolving credit facility. The interest rates on the bonds closely follow the tax-exempt commercial paper rates.

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

The amount of interest paid for the six-month periods presented was $19.9 in 1998 and $10.1 million in 1997. Interest capitalized totaled $8.7 million and $1.0 million in the 1998 and 1997 periods, respectively.

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


SHAREHOLDERS' EQUITY

Common stock consists of:

     ----------------------------------------------------------------
     In thousands                                   November   May
     ----------------------------------------------------------------

     Shares authorized                               40,000   40,000
     Shares outstanding at end of period             21,220   21,188
     Diluted average common shares outstanding       24,669   21,819
     Shares held in treasury                          3,847    3,879
     Shares reserved for stock options and other      3,858    3,880

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

STOCK OPTION PLAN

The Company's stock option plan provides that non-qualified and incentive stock options to purchase Common Stock may be granted to directors, officers and key employees at market prices at date of grant. Generally, options become exercisable in installments beginning one year after date of grant and expire ten years later. A summary of option transactions for the six-month period ended November 30, 1998, follows:


--------------------------------------------------------------------------------
                                                                Weighted Average
                                     Shares Under Option          Option Price
--------------------------------------------------------------------------------
Outstanding at June 1                     1,816,963                   $27.51
 Granted                                     70,000                    47.63
 Exercised                                  (31,310)                   13.17
 Cancelled                                   (2,400)                   41.20
                                          ---------                   ------
Outstanding at November 30                1,853,253                   $28.49
                                          =========                   ======

At November 30, 1998, there were 569,243 shares exercisable and 1,850,930 shares available for future grants. Outstanding options expire on various dates to October 20, 2008.

INCOME TAXES

Federal income taxes for the interim periods ended November 30, 1998 and 1997, have been included in the accompanying financial statements on the basis of an estimated annual rate. The estimated annualized tax rate is 33.6% for 1998 compared with 33.4% for 1997. The primary reason that these respective tax rates differ from the 35% statutory corporate rate is due to goodwill expense which is not tax deductible, percentage depletion which is tax deductible and the state income tax expense. The Company made income tax payments of $23.0 million and $20.7 million in the six-month periods ended November 30, 1998 and 1997, respectively.

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

                                   EXHIBIT A
                                   ---------

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors
Texas Industries, Inc.



We have reviewed the accompanying condensed consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of November 30, 1998, and the related condensed consolidated statements of income for the three-month and six-month periods ended November 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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



December 14, 1998

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of operations and financial condition for the three-month and six-month periods ended November 30, 1998 to the three-month and six-month periods ended November 30, 1997.

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

RESULTS OF OPERATIONS

Net Sales. Consolidated net sales for the November 1998 quarter were $280.4 million compared to $282.7 million for the prior year period. CAC sales for the current quarter at $150.2 million were up 40% from the prior year quarter with six-month sales up 42%. Cement sales for the current quarter increased $30.8 million from the prior year due primarily to the Company's expansion into the California cement market through the January 1998 acquisition of Riverside Cement Company. Riverside's shipments were 8% lower than the August 1998 quarter with average prices unchanged. Sales from the Company's Texas plants increased 6% over the prior year quarter. Shipments were 6% below the prior year quarter offset by 9% higher average prices. Ready-mix sales increased $10.5 million over the prior year quarter due to a 9% increase in volume and a 13% higher average selling price. Aggregate sales increased 12% on higher average prices. Steel sales for the current quarter at $130.2 million were down 26% from the prior year quarter with six-month sales down 27%. In the current quarter realized prices declined 2% with shipments declining 25%. Strong nonresidential building activity has continued to sustain demand for structural products in North America, however, an unprecedented increase in structural steel imports resulted in a very competitive market. As the Company competes for market share, prices for these products are expected to decline further.
The major stage of the bar mill upgrade project was completed during the quarter. Mill downtime during the upgrade reduced bar mill shipments.

Business Segments

                                        Three months ended        Six months ended
                                            November 30,             November 30,
  -----------------------------------------------------------------------------------
  In thousands                           1998         1997         1998         1997
  -----------------------------------------------------------------------------------
  NET SALES
      Cement                             $ 69,605   $ 38,833       $145,749   $ 81,860
      Ready-mix                            57,708     47,246        123,426     99,919
      Stone, sand & gravel                 23,096     20,709         50,449     43,983
      Other products                       25,868     23,082         54,502     49,984
      Interplant                          (26,066)   (22,601)       (55,038)   (50,423)
                                         --------   --------       --------   --------
      TOTAL CAC                           150,211    107,269        319,088    225,323

      Bar mill                             25,762     40,880         62,732     85,078
      Structural mills                    100,219    132,195        189,527    264,732
      Transportation and other              4,210      2,343          8,163      4,614
                                         --------   --------       --------   --------
      TOTAL STEEL                         130,191    175,418        260,422    354,424
                                         --------   --------       --------   --------
      TOTAL NET SALES                    $280,402   $282,687       $579,510   $579,747
                                         ========   ========       ========   ========

  UNITS SHIPPED
      Cement (tons)                           915        594          1,916      1,251
      Ready-mix (cubic yards)                 956        881          2,076      1,867
      Stone, sand & gravel (tons)           4,139      4,136          9,453      8,795
      Bar mill (tons)                          72        113            175        240
      Structural mills (tons)                 257        328            469        669



Business Segments-Continued

                                                                               Three months ended        Six months ended
                                                                                  November 30,              November 30,
  -------------------------------------------------------------------------------------------------------------------------
  In thousands                                                                   1998       1997          1998       1997
  -------------------------------------------------------------------------------------------------------------------------
  CAC OPERATIONS
     Gross profit                                                               $55,393   $36,796       $119,095   $ 82,345
     Less: Depreciation, depletion &
             amortization                                                         9,272     5,832         18,227     11,757
           Selling, general & administrative                                      9,323     6,098         18,687     13,755
           Other income                                                          (2,565)     (432)        (3,105)    (1,192)
                                                                                -------   -------       --------   --------
     OPERATING PROFIT                                                            39,363    25,298         85,286     58,025

  STEEL OPERATIONS
      Gross profit                                                               21,274    36,939         45,976     69,407
      Less: Depreciation & amortization                                          10,050     8,303         19,877     16,485
            Selling, general & administrative                                     7,151     8,203         15,530     16,887
            Other income                                                           (416)   (2,262)          (916)    (2,679)
                                                                                -------   -------       --------   --------
      OPERATING PROFIT                                                            4,489    22,695         11,485     38,714
                                                                                -------   -------       --------   --------
  TOTAL OPERATING PROFIT                                                         43,852    47,993         96,771     96,739

  CORPORATE RESOURCES
      Other income                                                                3,691       883          5,075      1,673
      Less: Depreciation & amortization                                             234       209            485        441
            Selling, general & administrative                                     7,492     6,060         13,520     11,768
                                                                                -------   -------       --------   --------
                                                                                 (4,035)   (5,386)        (8,930)   (10,536)

  INTEREST EXPENSE                                                               (2,805)   (3,840)        (7,096)    (8,213)
                                                                                -------   -------       --------   --------

  INCOME BEFORE TAXES & OTHER ITEMS                                             $37,012   $38,767       $ 80,745   $ 77,990
                                                                                =======   =======       ========   ========

Operating Costs. Consolidated cost of products sold including depreciation, depletion and amortization for the current quarter was $222.0 million, a decrease of $600,000 from the prior year quarter. Costs for the current six-month period was $450.4 million, a decrease of $4.6 million from the prior year period. CAC costs increased $27.2 million in the quarter and $62.6 million in the six-month period from the prior year due primarily to the addition of the Riverside cement plants and increased ready-mix shipments. Steel costs decreased $27.8 million in the quarter and $67.2 million in the six-month period from the prior year due primarily to reduced shipments.

CAC selling, general and administrative expenses including depreciation and amortization increased $3.8 million in the quarter and $5.9 million in the six-month period from the prior year due primarily to the expanded cement operations and higher incentive accruals. Steel expenses decreased $1.0 million in the quarter and $1.4 million in the six-month period from the prior year due to lower incentive accruals offsetting higher selling expense.

Operating Profit. Operating profit of $43.9 million in the current quarter was $4.1 million lower than the prior year quarter. Profit of $96.8 million for the current six-month period was comparable to the prior year. CAC operating profit was up 56% over the prior year quarter and 47% over the prior year six-month period. The Riverside acquisition contributed approximately half of the increase. Ready-mix operations improved on increased volumes and higher prices. Steel operating profit was $18.2 million below the prior year quarter and $27.2 million below the prior year six-month period due to reduced shipments and lower prices.

Steel profits are being adversely impacted by the unprecedented volume of steel imports from Russia, Asia and South America. As an international low-cost supplier of structural steel products, the Company's focus has shifted from maximizing margins to maintaining market share, and thus, the Company has reduced structural beam prices accordingly. As a result, it is anticipated that near term unit margins for these products will continue to decline.

Corporate Resources. Selling, general and administrative expenses including depreciation and amortization increased $1.4 million over the prior year quarter and $1.8 million over the prior year six-month period primarily due to higher incentive accruals. Other income increased $2.8 million in the current quarter and $3.4 million in the current six-month period due to increased income from interest and the Company's real estate operations.

Interest Expense. Interest expense net of $8.7 million of interest capitalized was $7.1 million in the 1998 six-month period. Total interest incurred was $6.6 million higher than in the 1997 six-month period due to the increased borrowing in the last fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $46.9 million, a decrease of $66.1 million from the prior year six-month period due primarily to changes in working capital items which were partially offset by higher depreciation, depletion and amortization expense. The decline in Steel shipments and prices reduced receivables and sharply increased inventories. Accounts payable and accrued expenses increased slightly as increased income tax and interest accruals were offset by lower Steel incentive accruals. During the 1997 period, receivables increased $4.0 million due to increased sales. Inventories declined $17.3 million on increased shipments. Accounts payable and accrued expenses increased $20.3 million due in part to increased tax accruals.

Net cash used by investing activities was $237.4 million compared to $86.3 million during the prior year period, consisting principally of capital expenditure items. Historically, capital expenditures have consisted of normal replacement and technological upgrades of existing equipment and expansion of the Company's operations. Expenditures for these activities were $55.1 million in the current period. The fiscal year 1999 capital expenditures budget is estimated at $90 million, 44% below fiscal year 1998 expenditures. Additionally, capital expenditures of $274.7 million including $182.0 million in the current period have been incurred for the construction of the Company's Virginia steel facility. Production at this facility is scheduled to begin in 1999, with total costs for the site, utilities, equipment and installation estimated to be $450 million. The Company has received a permit to expand the production of its Midlothian, Texas cement plant from 1.3 to 2.8 million tons per year. The preliminary design and engineering for this project is currently underway. The project will require a capital commitment of approximately $250 million.

Net cash provided by financing activities was $182.7 million, compared to $23.2 million used during the prior year period. On June 5, 1998, TXI Capital Trust I, a Delaware business trust wholly owned by the Company, issued 4,000,000 of its 5.5% Shared Preference Redeemable Securities ("Preferred Securities") to the public. Holders of the Preferred Securities are entitled to receive cumulative cash distributions at an annual rate of $2.75 per Preferred Security accruing from the date of issuance and payable quarterly in arrears commencing September 30, 1998. On September 22, 1998, the Company issued $50 million variable rate industrial development bonds. The proceeds are available to reimburse the Company for costs incurred in connection with the construction of sewage and solid waste disposal facilities at the Company's Virginia steel plant. The Company has $31.4 million of these funds available to reimburse future construction costs. The bonds are supported by letters of credit issued under the Company's $350 million revolving credit facility. At November 30, 1998 the Company had available $215.3 million under the credit facility. The Company's quarterly cash dividend at $.075 per common share remained unchanged from the prior year period.

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

OTHER ITEMS

Litigation. On November 25, 1998, Chaparral Steel Company, a wholly owned subsidiary, filed an action seeking damages, trebled as allowed by law, plus interest and costs, in the District Court of Ellis County, Texas against Showa Denko Carbon, Inc. ("SDC"); Showa Financing, K.K.; Showa Denko, K.K.; The Carbide/Graphite Group, Inc. ("CGG"); SGL Carbon Aktiengesellschaft; SGL Carbon Corp.; UCAR Carbon Company, Inc. ("UCAR"), and UCAR International, Inc. (collectively "Defendants") asserting causes of action for illegal restraints of trade in the sale of graphite electrodes. In related criminal actions, two of the Defendants have plead guilty to criminal violations of the U.S. Antitrust laws and have paid fines; and a third Defendant has announced that it has agreed to cooperate with the U.S. Department of Justice investigation into the graphite electrode industry in exchange for immunity from criminal prosecution for it and some of its executives. For these reasons, although the Company's action is still in its preliminary stages and no discovery yet effected, the Company believes that it should, subject to inherent uncertainties of litigation, prevail in its claims against the Defendants.

Year 2000 Compliance. Based on an assessment by the Company of its operating, financial and management information systems, the Company determined that modification or upgrading certain equipment and software would be necessary to address Year 2000 issues. The Company began converting its computerized business systems in 1992 in order to upgrade system capabilities and utilize current hardware and software technology. To date, most systems have been converted. Conversion of the remaining systems is expected before December 1999. The Company is currently addressing the manufacturing process control, man-machine-interface, and other plant and operational systems and expects to resolve all material Year 2000 issues before December 1999.

In addition, the Company has contacted its critical suppliers and others to determine the extent to which the Company would be vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company has received written assurances from the most critical suppliers and has not been informed of any material risks associated with other entities. There can be no guarantee that the systems of these critical suppliers or other entities on which the Company relies will be timely converted and would not have an adverse effect on the Company's systems or operations. Management is currently developing contingency plans which would attempt to mitigate supplier failures in these areas. However, due to the dependency on public utilities and transportation systems, there are limitations to contingent replacements for these critical resources.

The Company believes that neither the cost of its planned upgrade and modification program nor a failure to timely complete such program will have a material impact on the operations or financial condition of the Company.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of the Shareholders held October 20, 1998, shareholders elected as Directors of the Company, Gerald R. Heffernan, Robert D. Rogers and Ian Wachtmeister to terms expiring in 2001. Votes cast to elect Gerald R. Heffernan were 18,023,741 affirmative, 54,416 opposed and 3,141,129 abstained or non-voted. Votes cast to elect Robert D. Rogers were 18,031,802 affirmative, 46,355 opposed and 3,141,129 abstained or non-voted. Votes cast to elect Ian Wachtmeister were 18,030,707 affirmative, 47,450 opposed and 3,141,129 abstained or non-voted. Terms of office expire for the continuing directors Robert Alpert, Eugenio Clariond Reyes, Richard I. Galland, and Elizabeth C. Williams in 1999 and for the continuing directors John M. Belk, Gordon E. Forward and James
M. Hoak, Jr. in 2000.

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

         (3.2)   Bylaws of the Company, as amended October 20, 1998

         (10.1) Second Amendment to Second Amended and Restated Credit Agreement among Texas Industries Inc., Certain Lenders, Certain Co-Agents and NationsBank, N.A., as Administrative Lender dated August 26, 1998

         (15.1)  Letter re:  Unaudited Interim Financial Information

         (27.1)  Financial Data Schedule

This schedule contains summary financial information extracted from the Registrant's Unaudited November 30, 1998 Consolidated Financial Statements and is qualified in its entirety by reference to such financial statements.

The remaining exhibits have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

The Registrant did not file any reports on Form 8-K during the three-month period ended November 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                TEXAS INDUSTRIES, INC.



January 8, 1999                 /s/  Richard M. Fowler
---------------                 ------------------------------------------------
                                Richard M. Fowler
                                Vice President & Chief Financial Officer




January 8, 1999                 /s/  James R. McCraw
---------------                 ------------------------------------------------
                                James R. McCraw
                                Vice President - Accounting/Information Services

                               INDEX TO EXHIBITS

Exhibits                                                                   Page

  3.2    Bylaws of the Company, as amended October 20, 1998...............  19

 10.1    Second Amendment to Second Amended and Restated Credit Agreement
         dated August 26, 1998............................................  25

 15.1    Letter re:  Unaudited Interim Financial Information..............  28

 27.1    Financial Data Schedule..........................................  **

         ** Electronically filed only.