Form 10-Q
period 1999-02-28
TEXAS INDUSTRIES INC
filed 1999-04-12
CIK 97472

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 28, 1999

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

As of April 5, 1999, 20,985,786 shares of Registrant's Common Stock, $1.00 par value, were outstanding.

                                     INDEX

                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION                                                              Page
-----------------------------
Item 1.   Financial Statements

          Consolidated Balance Sheets - February 28, 1999 and May 31, 1998................    3

          Consolidated Statements of Income -- three months and nine months ended
             February 28, 1999 and February 28, 1998......................................    4

          Consolidated Statements of Cash Flows -- nine months ended February 28, 1999
             and February 28, 1998........................................................    5

          Notes to Consolidated Financial Statements......................................    6

          Independent Accountants' Review Report..........................................   11

Item 2.   Management's Discussion and Analysis of Operating Results
             and Financial Condition......................................................   12

PART II.  OTHER INFORMATION
-----------------------------

Item 1.   Legal Proceedings...............................................................   16

Item 6.   Exhibits and Reports on Form 8-K................................................   16

SIGNATURES
----------

                          CONSOLIDATED BALANCE SHEETS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

                                                      (Unaudited)
                                                      February 28,          May 31,
-------------------------------------------------------------------------------------
In thousands                                                1999                1998
-------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
 Cash                                                  $    8,032          $   16,718
 Notes and accounts receivable                            143,792             151,235
 Inventories                                              215,783             162,010
 Prepaid expenses                                          44,624              41,949
                                                       ----------          ----------
      TOTAL CURRENT ASSETS                                412,231             371,912

OTHER ASSETS
 Real estate and other investments                         13,997              13,302
 Goodwill and other intangibles                           156,833             153,375
 Other                                                     39,709              30,735
                                                       ----------          ----------
                                                          210,539             197,412

PROPERTY, PLANT AND EQUIPMENT
 Land and land improvements                               151,249             142,701
 Buildings                                                 74,290              69,900
 Machinery and equipment                                  908,631             889,228
 Construction in progress                                 482,054             160,758
                                                       ----------          ----------
                                                        1,616,224           1,262,587
 Less allowances for depreciation                         688,866             646,080
                                                       ----------          ----------
                                                          927,358             616,507
                                                       ----------          ----------
                                                       $1,550,128          $1,185,831
                                                       ==========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Trade accounts payable                                $   89,308   $          80,495
 Accrued interest, wages and other items                   50,919              51,067
 Current portion of long-term debt                          9,264              13,382
                                                       ----------          ----------
      TOTAL CURRENT LIABILITIES                           149,491             144,944

LONG-TERM DEBT                                            505,386             405,749

DEFERRED FEDERAL INCOME TAXES AND OTHER CREDITS            91,766              81,812

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
 PREFERRED SECURITIES  OF SUBSIDIARY HOLDING
 SOLELY COMPANY CONVERTIBLE DEBENTURES                    200,000                  --

SHAREHOLDERS' EQUITY
 Common stock, $1 par value                                25,067              25,067
 Additional paid-in capital                               255,735             255,735
 Retained earnings                                        413,730             358,307
 Cost of common shares in treasury                        (91,047)            (85,783)
                                                       ----------          ----------
                                                          603,485             553,326
                                                       ----------          ----------
                                                       $1,550,128          $1,185,831
                                                       ==========          ==========

See notes to consolidated financial statements.

                                  (Unaudited)
                       CONSOLIDATED STATEMENTS OF INCOME
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

                                                       Three months ended     Nine months ended
                                                           February 28,          February 28,
------------------------------------------------------------------------------------------------
In thousands except per share                             1999       1998      1999       1998
------------------------------------------------------------------------------------------------
NET SALES                                              $252,817   $281,421   $832,327   $861,168

COSTS AND EXPENSES (INCOME)
 Cost of products sold                                  215,650    228,074    666,089    683,116
 Selling, general and administrative                     24,220     23,752     74,546     67,798
 Interest                                                 2,961      6,205     10,057     14,418
 Other income                                            (7,485)    (5,059)   (16,581)   (10,603)
                                                       --------   --------   --------   --------
                                                        235,346    252,972    734,111    754,729
                                                       --------   --------   --------   --------
       INCOME BEFORE THE FOLLOWING ITEMS                 17,471     28,449     98,216    106,439

Income taxes                                              5,530      9,201     32,699     35,252
                                                       --------   --------   --------   --------
                                                         11,941     19,248     65,517     71,187

Net dividends on preferred securities of subsidiary      (1,787)        --     (5,283)        --
Minority interest in Chaparral                               --       (620)        --     (4,400)
                                                       --------   --------   --------   --------
       NET INCOME                                      $ 10,154   $ 18,628   $ 60,234   $ 66,787
                                                       ========   ========   ========   ========
BASIC
 Average shares                                          21,285     21,135     21,316     21,066

 Earnings per share                                    $    .48   $    .88   $   2.83   $   3.18
                                                       ========   ========   ========   ========
DILUTED
 Average shares                                          21,485     21,912     24,570     21,717

 Earnings per share                                    $    .48   $    .85   $   2.67   $   3.08
                                                       ========   ========   ========   ========

Cash dividends                                         $   .075   $   .075   $   .225   $   .225
                                                       ========   ========   ========   ========

See notes to consolidated financial statements.

                                  (Unaudited)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


                                                                          Nine months ended
                                                                             February 28,
--------------------------------------------------------------------------------------------
In thousands                                                             1999          1998
--------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
 Net income                                                         $  60,234     $  66,787
 Loss (gain) on disposal of assets                                     (2,830)          611
 Non-cash items
   Depreciation, depletion and amortization                            58,000        45,001
   Deferred taxes                                                      (1,488)       (1,538)
   Undistributed minority interest                                         --         4,177
   Other - net                                                          5,133         5,601
 Changes in operating assets and liabilities
    Notes and accounts receivable                                       5,619       (12,537)
    Inventories and prepaid expenses                                  (56,008)        6,305
    Accounts payable and accrued liabilities                            7,298        28,126
    Real estate and investments                                         3,809         1,834
                                                                    ---------     ---------
      Net cash provided by operations                                  79,767       144,367

INVESTING ACTIVITIES
 Capital expenditures - Virginia steel facility                      (292,340)      (47,881)
 Capital expenditures - other                                         (77,629)     (113,568)
 Purchase of Riverside Cement Company                                     (67)     (110,916)
 Purchase of Chaparral minority interest                                 (629)      (71,970)
 Proceeds from disposal of assets                                       7,469         2,282
 Other - net                                                           (3,220)       (4,300)
                                                                    ---------     ---------
      Net cash used by investing                                     (366,416)     (346,353)

FINANCING ACTIVITIES
 Proceeds from long-term borrowing                                    259,232       267,639
 Net proceeds from issuance of subsidiary preferred securities        193,589            --
 Debt retirements                                                    (163,721)      (74,324)
 Purchase of treasury shares                                           (2,817)         (558)
 Common dividends paid                                                 (4,775)       (4,721)
 Other - net                                                           (3,545)       (1,456)
                                                                    ---------     ---------
      Net cash provided by financing                                  277,963       186,580
                                                                    ---------     ---------
Decrease in cash                                                       (8,686)      (15,406)

Cash at beginning of period                                            16,718        19,834
                                                                    ---------     ---------
Cash at end of period                                               $   8,032     $   4,428
                                                                    =========     =========

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended February 28, 1999, are not necessarily indicative of the results that may be expected for the year ended May 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1998.

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

Intangible Assets. Goodwill and other intangibles is presented net of accumulated amortization of $26.6 million at February 28, 1999 and $22.2 million at May 31, 1998. The final valuation of the fair value of net assets acquired in the December 31, 1997 purchase of Riverside Cement Company resulted in the recognition of $7.7 million additional goodwill during the February 1999 quarter. Goodwill resulting from the acquisitions of Chaparral Steel Company and Riverside Cement Company, totaling $150.2 million at February 28, 1999 and $145.6 million at May 31, 1998 (net of accumulated amortization), is being amortized currently on a straight-line basis over 40-year periods. Other intangibles consisting primarily of goodwill and non-compete agreements are being amortized on a straight-line basis over periods of 2 to 15 years. Management reviews remaining goodwill and other intangibles with consideration toward recovery through future operating results (undiscounted) at the current rates of amortization.

Income Taxes. The Company joins in filing a consolidated return with its subsidiaries. Current and deferred tax expense is allocated among the members of the group based on a stand-alone calculation of the tax of the individual member.

Earnings Per Share ("EPS"). Basic EPS is computed by adjusting net income for the amortization of additional goodwill in connection with a contingent payment for the acquisition of Chaparral, then dividing by the weighted average number of common shares outstanding during the period including certain contingently issuable shares. Diluted EPS also adjusts net income for the net dividends on preferred securities of subsidiary and the outstanding shares for the dilutive effect of the preferred securities, stock options and awards. The preferred securities were not included in the computation of diluted EPS for the February 28, 1999 quarter because the effect would have been antidilutive.

Basic and Diluted EPS are calculated as follows:

                                                Three months ended      Nine months ended
                                                    February 28,           February 28,
     -------------------------------------------------------------------------------------
     In thousands except per share                1999       1998         1999      1998
     -------------------------------------------------------------------------------------
     Earnings:
      Net income                                $10,154     $18,628     $60,234    $66,787
      Contingent price amortization                  58          58         174        174
                                                -------     -------     -------    -------
         Basic earnings                          10,212      18,686      60,408     66,961
      Net dividends on preferred securities          --          --       5,283         --
                                                -------     -------     -------    -------
         Diluted earnings                       $10,212     $18,686     $65,691    $66,961
                                                =======     =======     =======    =======
     Shares:
      Weighted average shares outstanding        21,163      21,034      21,197     20,969
      Contingently issuable shares                  122         101         119         97
                                                -------     -------     -------    -------
         Basic weighted-average shares           21,285      21,135      21,316     21,066

      Stock option and award dilution               200         777         365        651
      Preferred securities                           --          --       2,889         --
                                                -------     -------     -------    -------
         Diluted weighted-average shares         21,485      21,912      24,570     21,717
                                                =======     =======     =======    =======

     Basic earnings per share                   $   .48     $   .88     $  2.83    $  3.18
                                                =======     =======     =======    =======

     Diluted earnings per share                 $   .48     $   .85     $  2.67    $  3.08
                                                =======     =======     =======    =======

WORKING CAPITAL

Working capital totaled $262.7 million at February 28, 1999, compared to $227.0 million at May 31, 1998.

Notes and accounts receivable of $143.8 million at February and $151.2 million at May are presented net of allowances for doubtful receivables of $3.7 million at February and $3.4 million at May.

On March 11, 1999, the Company entered into an agreement to sell, without recourse, on a revolving basis, an interest in a deferred pool of trade accounts receivable of up to $100 million. An initial $85 million interest has been sold under this agreement with the proceeds used to reduce the amount outstanding under the Company's revolving credit facility. The Company, as agent for the purchaser, retains collection and administrative responsibilities for the participating interests of the deferred pool.

Inventories are summarized as follows:


     -------------------------------------------------------------------------
     In thousands                                         February       May
     -------------------------------------------------------------------------

     Finished products                                    $109,481    $ 59,290
     Work in process                                        37,300      34,043
     Raw materials and supplies                             69,002      68,677
                                                          --------     -------
                                                          $215,783    $162,010
                                                          ========    ========

Inventories are stated at cost (not in excess of market) generally using the last-in, first-out method (LIFO). If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $13.7 million at February and $15.7 million at May.

LONG-TERM DEBT

Long-term debt is comprised of the following:

     ----------------------------------------------------------------------------
     In thousands                                            February       May
     ----------------------------------------------------------------------------
     Revolving credit facility maturing in 2002, interest
      rates average 5.48%                                    $130,000    $ 82,750
     Senior notes due through 2017, interest rates
      average 7.28%                                           200,000     200,000
     Senior notes due through 2008, interest rates
      average 7.28%                                            75,000      75,000
     Senior notes due through 2004, interest rates
      average 10.2%                                            48,000      48,000
     Senior note due through 1999, interest rate 14.2%             --       4,091
     Variable-rate industrial development revenue bonds
      maturing in 2028, interest rate approximately 3.5%       50,000          --
     Pollution control bonds, due through 2007, interest
      rate 5.81% (75% of prime)                                 6,915       7,255
     Other, maturing through 2009, interest rates
      from 8% to 10%                                            4,735       2,035
                                                             --------    --------
                                                              514,650     419,131
     Less current maturities                                    9,264      13,382
                                                             --------    --------
                                                             $505,386    $405,749
                                                             ========    ========

Annual maturities of long-term debt for each of the five succeeding years are $9.3, $9.2, $9.1, $139.0 and $9.0 million.

On March 10, 1999, the Company increased the maximum borrowing limit on its bank-financed long-term revolving credit facility from $350 million to $450 million and extended its term until March 2004. In addition to the $130.0 million outstanding under this facility, $69.4 million has been utilized to support letters of credit. The Company may select at the time of borrowing an interest rate at either the applicable margin above LIBOR or prime. Commitment fees at a current annual rate of .125% are paid on the unused portion of this facility.

On September 22, 1998, the Company issued $50 million variable-rate industrial development bonds supported by letters of credit issued under the Company's revolving credit facility. The proceeds reimbursed the Company for costs incurred in connection with the construction of sewage and solid waste disposal facilities at the Company's Virginia steel plant. The interest rates on the bonds closely follow the tax-exempt commercial paper rates.

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

The amount of interest paid for the nine-month periods presented was $17.7 million in 1999 and $12.3 million in 1998. Interest capitalized totaled $15.0 million and $2.1 million in the 1999 and 1998 periods, respectively.

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

SHAREHOLDERS' EQUITY

Common stock consists of:

     -------------------------------------------------------------------------
     In thousands                                            February     May
     -------------------------------------------------------------------------
     Shares authorized                                        40,000    40,000
     Shares outstanding at end of period                      20,984    21,188
     Diluted average common shares outstanding                24,570    21,819
     Shares held in treasury                                   4,083     3,879
     Shares reserved for stock options and other               3,860     3,880

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

STOCK OPTION PLAN

The Company's stock option plan provides that non-qualified and incentive stock options to purchase Common Stock may be granted to directors, officers and key employees at market prices at date of grant. Generally, options become exercisable in installments beginning one year after date of grant and expire ten years later. A summary of option transactions for the nine-month period ended February 28, 1999, follows:

     ---------------------------------------------------------------------
                                                          Weighted Average
                                   Shares Under Option      Option Price
     ---------------------------------------------------------------------
     Outstanding at June 1           1,816,963                 $27.51
      Granted                          293,250                  31.45
      Exercised                        (31,610)                 13.29
      Cancelled                         (5,260)                 32.20
                                     ---------                 ------
     Outstanding at February 28      2,073,343                 $28.27
                                     =========                 ======

At February 28, 1999, there were 804,573 shares exercisable and 1,630,540 shares available for future grants. Outstanding options expire on various dates to January 14, 2009.

INCOME TAXES

Federal income taxes for the interim periods ended February 28, 1999 and 1998, have been included in the accompanying financial statements on the basis of an estimated annual rate of 33.1%. The primary reason that the tax rate differs from the 35% statutory corporate rate is due to goodwill expense which is not tax deductible, percentage depletion which is tax deductible and the state income tax expense. The Company made income tax payments of $37.4 million and $37.2 million in the nine-month periods ended February 28, 1999 and 1998, respectively.

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

Riverside Cement Company ("Riverside"), acquired by the Company in December 1997, has received a proposed Administrative Order on Consent for De Minimis Contributors, pursuant to which Riverside would pay the United States Environmental Protection Agency ("USEPA") $108,788 to settle any legal responsibilities it may have to the USEPA because of Riverside's disposal of waste material at times between 1973 and 1989 at the Casmalia Disposal Site in Santa Barbara County, California, and to obtain protection against contribution actions by other potentially responsible parties to the USEPA action at the Site.

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

                                   EXHIBIT A
                                   ---------

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors
Texas Industries, Inc.



We have reviewed the accompanying condensed consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of February 28, 1999, and the related condensed consolidated statements of income for the three-month and nine-month periods ended February 28, 1999 and 1998, and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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



March 17, 1999

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of operations and financial condition for the three-month and nine-month periods ended February 28, 1999 to the three-month and nine-month periods ended February 28, 1998.

BUSINESS SEGMENTS

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

Corporate resources include administration, financial, legal, environmental, personnel and real estate activities that are not allocated to operations and are excluded from operating profit.

                                                                          Three months ended    Nine months ended
                                                                             February 28,          February 28,
  -----------------------------------------------------------------------------------------------------------------
  In thousands                                                             1999       1998       1999       1998
  -----------------------------------------------------------------------------------------------------------------
  NET SALES
      Cement                                                             $ 67,025   $ 46,330   $212,774   $128,190
      Ready-mix                                                            61,831     40,969    185,257    140,888
      Stone, sand & gravel                                                 21,367     16,480     71,816     60,463
      Other products                                                       24,973     23,053     79,475     73,037
      Interplant                                                          (26,743)   (19,931)   (81,781)   (70,354)
                                                                         --------   --------   --------   --------
      TOTAL CAC                                                           148,453    106,901    467,541    332,224

      Bar mill                                                             21,532     40,311     84,264    125,389
      Structural mills                                                     80,677    131,797    270,204    396,529
      Transportation and other                                              2,155      2,412     10,318      7,026
                                                                         --------   --------   --------   --------
      TOTAL STEEL                                                         104,364    174,520    364,786    528,944
                                                                         --------   --------   --------   --------
      TOTAL NET SALES                                                    $252,817   $281,421   $832,327   $861,168
                                                                         ========   ========   ========   ========

  UNITS SHIPPED
      Cement (tons)                                                           887        692      2,803      1,943
      Ready-mix (cubic yards)                                                 994        750      3,070      2,617
      Stone, sand & gravel (tons)                                           3,893      3,553     13,346     12,348
      Bar mill (tons)                                                          62        112        237        352
      Structural mills (tons)                                                 245        317        714        986

  CAC OPERATIONS
      Gross profit                                                       $ 46,041   $ 31,560   $165,136   $113,905
      Less:  Depreciation, depletion &
               amortization                                                 9,141      7,217     27,368     18,974
             Selling, general & administrative                              9,665      7,927     28,352     21,682
             Other income                                                    (703)      (453)    (3,808)    (1,645)
                                                                           ------   --------   --------   --------
      OPERATING PROFIT                                                     27,938     16,869    113,224     74,894

  STEEL OPERATIONS
      Gross profit                                                          9,218     37,142     55,194    106,549
      Less:  Depreciation & amortization                                   10,040      8,858     29,917     25,343
             Selling, general & administrative                              5,579      8,947     21,109     25,834
             Other income                                                  (6,534)    (1,462)    (7,450)    (4,141)
                                                                           ------   --------   --------   --------
      OPERATING PROFIT                                                        133     20,799     11,618     59,513
                                                                           ------   --------   --------   --------
  TOTAL OPERATING PROFIT                                                   28,071     37,668    124,842    134,407

                                                                Three months ended        Nine months ended
                                                                   February 28,             February 28,
  ----------------------------------------------------------------------------------------------------------
  In thousands                                                    1999       1998        1999         1998
  ----------------------------------------------------------------------------------------------------------
  CORPORATE RESOURCES
      Other income                                                  248      3,144          5,323      4,817
      Less:  Depreciation & amortization                            230        243            715        684
             Selling, general & administrative                    7,657      5,915         21,177     17,683
                                                                -------    -------       --------   --------
                                                                 (7,639)    (3,014)       (16,569)   (13,550)

  INTEREST EXPENSE                                               (2,961)    (6,205)       (10,057)   (14,418)
                                                                -------    -------       --------   --------

  INCOME BEFORE TAXES & OTHER ITEMS                             $17,471    $28,449       $ 98,216   $106,439
                                                                =======    =======       ========   ========

RESULTS OF OPERATIONS

Net Sales. Consolidated net sales for the current quarter were $252.8 million, a decline of $28.6 million from the prior year quarter. Consolidated net sales for the current nine-month period were $832.3 million, a decline of $28.9 million from the prior year period. Increased CAC sales only partially offset the decline in Steel sales.

CAC sales were up from the prior year 39% for the quarter and 41% for the nine months. Cement sales increased due primarily to the Company's expansion into the California cement market through the December 31, 1997 acquisition of Riverside Cement Company. Riverside's shipments exceeded the prior year on comparable average prices. Sales from the Company's Texas cement plants for the current quarter were 21% above the prior year quarter on 8% higher shipments and 13% higher average prices. Texas cement sales for the current nine months were 10% above the prior year period on 12% higher average prices offset by somewhat lower shipments due to lower cement inventory and production during the first six months of the year. Unusually dry weather and continued strong market conditions in Texas resulted in increased ready-mix and aggregate sales. Ready-mix sales in the current quarter increased 51% over the prior year period due to a 33% increase in volume and 14% higher average prices. Aggregate sales in the current quarter increased 30% over the prior year period due to a 10% increase in shipments and 18% higher average prices.

Steel sales were down 40% for the quarter and 31% for the nine months from the prior year periods. In the current quarter realized prices declined 17% and shipments declined 29% from the prior year quarter. Strong nonresidential building activity has continued to sustain demand for structural products in North America, however, an unprecedented increase in structural steel imports has resulted in a very competitive market. In January, the Company announced a 12% decrease in wide flange beam prices. As the Company competes for market share, prices for structural products could decline further. The major stage of the bar mill upgrade project was completed during the November quarter resulting in lower bar mill production and shipments in the February quarter as the mill was brought back online. The remaining stage of the upgrade is scheduled to occur in the November 1999 quarter.

Operating Costs. Consolidated cost of products sold including depreciation, depletion and amortization for the current quarter was $215.7 million, a decrease of $12.4 million from the prior year quarter. Costs for the current nine months were $666.1 million, a decrease of $17.0 million from the prior year period. CAC costs increased from the prior year $28.6 million in the quarter and $91.2 million in the nine months due primarily to the addition of the Riverside cement plants, higher per unit cement manufacturing costs at the Company's Texas cement operations, increased ready-mix shipments and higher aggregate maintenance costs. Steel costs decreased from the prior year $41.0 million in the quarter and $108.2 million in the nine months due primarily to lower shipments.

CAC selling, general and administrative expense including depreciation and amortization increased from the prior year $2.1 million in the quarter and $7.9 million in the nine months due primarily to the expanded cement operations and higher incentive accruals. Steel expenses decreased from the prior year $3.4 million in the quarter and $4.7 million in the nine months due to lower incentive accruals offsetting higher selling expense.

Operating Profit. Operating profit of $28.1 million for the current quarter and $124.8 million for the current nine months was $9.6 million lower than the prior year periods. CAC operating profit was up 66% for the quarter and up 51% for the nine months from the prior year periods. The Riverside acquisition contributed 26% of the increase for the quarter and 48% of the increase for the nine months. In the current quarter, ready-mix operations improved on increased volumes and higher prices. Aggregate operations in Texas benefited from increased shipments due to favorable weather that kept sales volume in line with production. Increased aggregate pricing was offset by increased manufacturing costs. Steel operating profit was lower than the prior year $20.7 million for the quarter and $47.9 million for the nine months due to reduced shipments and lower prices. The profit in the current periods also included $6.3 million in income from partial settlement of the Company's litigation against certain graphite electrode suppliers.

Steel profits are being adversely impacted by the unprecedented volume of steel imports from Russia, Asia and South America. As an international low-cost supplier of structural steel products, the Company's focus has shifted from maximizing margins to maintaining market share, and thus, the Company has reduced structural beam prices accordingly. As a result, it is anticipated that near term unit margins for these products could continue to decline.

Corporate Resources. Selling, general and administrative expenses including depreciation and amortization increased from the prior year $1.7 million for the quarter and $3.5 million for the nine months primarily due to higher incentive accruals. Other income for the current quarter was $2.9 million below the prior year quarter due to lower income from interest and the Company's real estate operations.

Interest Expense. Interest expense for the current nine-month period was $10.1 million net of $15.0 million in interest capitalized. Expense for the prior year period was $14.4 million net of $2.1 million in interest capitalized. The increase of $8.6 million in total interest was the result of increased borrowing over the past year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $79.8 million, a decrease of $64.6 million from the prior year nine-month period due primarily to changes in working capital items that was partially offset by higher depreciation, depletion and amortization expense. The decline in Steel shipments and prices reduced receivables and sharply increased inventories. Accounts payable and accrued expenses increased in part due to higher interest accruals. During the 1998 nine-month period receivables grew on increased sales, inventories declined on increased shipments and accounts payable and accrued expenses increased due in part to increased trade payables from expanded operations and higher incentive, interest and tax accruals.

Net cash used by investing activities was $366.4 million compared to $346.4 million during the prior year period, consisting principally of capital expenditure items. Historically, capital expenditures have consisted of normal replacement and technological upgrades of existing equipment and expansion of the Company's operations. Expenditures for these activities were $77.6 million in the current nine-month period. The fiscal year 1999 capital expenditure budget is estimated at $90 million, 44% below fiscal year 1998 expenditures. Additionally, capital expenditures of $385.0 million including $292.3 million in the current period have been incurred for the construction of the Company's Virginia steel facility. Production at this facility is scheduled to begin in the summer of 1999, with total costs for site, utilities, equipment and installation estimated to be $450 million. The Company has received a permit to expand the production of its Midlothian, Texas cement plant from 1.3 to 2.8 million tons per year. The $225 million project will include the most advanced pollution control system ever utilized in a domestic cement plant. Construction began in March 1999 with completion expected by the fall of 2000.

Net cash provided by financing activities was $278.0 million, compared to $186.6 million during the prior year period. On June 5, 1998, TXI Capital Trust I, a Delaware business trust wholly owned by the Company, issued 4,000,000 of its 5.5% Shared Preference Redeemable Securities ("Preferred Securities") to the public. Holders of the Preferred Securities are entitled to receive cumulative cash distributions at an annual rate of $2.75 per Preferred Security accruing from the date of issuance and payable quarterly in arrears commencing September 30, 1998. On September 22, 1998, the Company issued $50 million variable-rate industrial development bonds supported by letters of credit issued under the Company's revolving credit facility. The proceeds reimbursed the Company for costs incurred in connection with the construction of sewage and solid waste disposal facilities at the Company's Virginia steel plant. On March 10, 1999, Company increased the maximum borrowing limit on its revolving credit facility from $350 million to $450 million and extended its term until March 2004. At February 28, 1999, $130 million was outstanding under the credit facility and an additional $69.4 million had been utilized to support letters of credit.

During the current quarter the Company purchased approximately 243,000 shares of its Common Stock for general corporate purposes. The Company's quarterly cash dividend at $.075 per common share remained unchanged from the prior year period.

On March 11, 1999, the Company entered into an agreement to sell, on a revolving basis, an interest in a defined pool of trade accounts receivable of up to $100 million. An initial $85 million interest has been sold under this agreement with the proceeds used to reduce the amount outstanding under the Company's revolving credit facility.

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

OTHER ITEMS

Litigation. On November 25, 1998, Chaparral Steel Company, a wholly owned subsidiary, filed an action seeking damages, trebled as allowed by law, plus interest and costs, in the District Court of Ellis County, Texas against Showa Denko Carbon, Inc. ("SDC"); Showa Financing, K.K.; Showa Denko, K.K.; The Carbide/Graphite Group, Inc. ("CGG"); SGL Carbon Aktiengesellschaft; SGL Carbon Corp.; UCAR Carbon Company, Inc. ("UCAR"), and UCAR International, Inc. (collectively "Defendants") asserting causes of action for illegal restraints of trade in the sale of graphite electrodes. In January 1999, SDC and its affiliates settled with Chaparral Steel Company and were removed from the action. In related criminal actions, two of the Defendants have plead guilty to criminal violations of the U.S. Antitrust laws and have paid fines; and a third Defendant has announced that it has agreed to cooperate with the U.S. Department of Justice investigation into the graphite electrode industry in exchange for immunity from criminal prosecution for it and some of its executives. For these reasons, although the Company's action is still in its preliminary stages, the Company believes that it should, subject to inherent uncertainties of litigation, prevail in its claims against the remaining Defendants.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this item is included in the section of the Notes to Consolidated Financial Statements entitled "Legal Proceedings and Contingent Liabilities" presented in Part I and incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

     (10.1) Third Amended and Restated Credit Agreement among Texas Industries Inc., Certain Lenders, Certain Co-Agents and NationsBank, N.A., as Administrative Lender dated March 10, 1999

     (15.1)  Letter re:  Unaudited Interim Financial Information

     (27.1)  Financial Data Schedule

This schedule contains summary financial information extracted from the Registrant's Unaudited February 28, 1999 Consolidated Financial Statements and is qualified in its entirety by reference to such financial statements.

The remaining exhibits have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

The Registrant did not file any reports on Form 8-K during the three-month period ended February 28, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                TEXAS INDUSTRIES, INC.



April 9, 1999                   /s/  Richard M. Fowler
-------------                   ----------------------
                                Richard M. Fowler
                                Vice President & Chief Financial Officer




April 9, 1999                   /s/  James R. McCraw
-------------                   --------------------
                                James R. McCraw
                                Vice President - Accounting/Information Services

                               INDEX TO EXHIBITS

Exhibits                                                                    Page
 10.1    Third Amended and Restated Credit Agreement dated March 10, 1999    **

 15.1    Letter re:  Unaudited Interim Financial Information.............    19

 27.1    Financial Data Schedule.........................................    **


         ** Electronically filed only.