Form 10-K
period 1999-05-31
TEXAS INDUSTRIES INC
filed 1999-08-24
CIK 97472

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).

     For the fiscal year ended May 31, 1999

                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).

     For the transition period from ___________________  to ___________________

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

       Registrant's telephone number, including area code (972) 647-6700


          Securities registered pursuant to Section 12(b)of the Act:


     Title of each class              Name of each exchange on which registered
     -------------------              -----------------------------------------

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

The aggregate market value of the Registrant's Common Stock, $1.00 par value, held by non-affiliates of the Registrant as of June 30, 1999 was $779,114,281. As of August 23, 1999, 21,009,126 shares of the Registrant's Common Stock, $1.00 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant's definitive proxy statement for the annual meeting of shareholders to be held October 19, 1999, are incorporated by reference into
Part III.

                               TABLE OF CONTENTS

                                                                                                    Page
                                     PART I

Item 1.     Business.............................................................................       1

Item 2.     Properties...........................................................................       5

Item 3.     Legal Proceedings....................................................................       5

Item 4.     Submission of Matters to a Vote of Security Holders..................................       6

Item 4A.    Executive Officers of the Registrant.................................................       6

                                    PART II

Item 5.     Market for the Registrant's Common Stock and Related Security Holder Matters.........       8

Item 6.     Selected Financial Data..............................................................       8

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations       9

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...........................      15

Item 8.     Financial Statements and Supplementary Data..........................................      15

Item 9.     Disagreements on Accounting and Financial Disclosures................................      31

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant..................................       31

Item 11.    Executive Compensation..............................................................       31

Item 12.    Security Ownership of Certain Beneficial Owners and Management......................       31

Item 13.    Certain Relationships and Related Transactions......................................       31

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................       31

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

On December 31, 1997, the Company acquired Riverside Cement Company, the owner of a 1.3 million ton per year portland cement plant and a 100,000 ton per year specialty white cement plant. The acquisition increased TXI's cement capacity by 60% and opened the California regional cement market to the Company. In March 1999, TXI began construction at its Midlothian, Texas cement plant which when completed will expand the plant's production from 1.3 to 2.8 million tons per year. TXI is constructing a structural steel facility in Virginia, scheduled to begin operations during the August 1999 quarter, which will expand TXI's steel capacity by approximately two-thirds. On December 31, 1997, the Company acquired the minority interest in its 85% owned subsidiary, Chaparral Steel Company.

(b)  Financial Information about Industry Segments

Financial information for the Registrant's two industry segments, is presented in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 and 11, incorporated herein by reference.

(c)  Narrative Description of Business

CEMENT, AGGREGATE AND CONCRETE

The CAC business segment includes the manufacture and sale of cement, aggregates, ready-mix concrete, concrete block and brick. Production and distribution facilities are concentrated primarily in Texas, Louisiana and California, with markets extending into contiguous states. In addition, TXI has certain patented and unpatented mining claims in southern California which contain deposits of limestone. The Company does not place heavy reliance on patents, franchises, licenses or concessions related to its CAC operations.

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

                    Annual Rated Productive       Manufacturing     Service    Estimated Minimum
    Plant          Capacity - (Tons of Clinker)     Process          Date      Reserves - Years
    -----          ----------------------------   -------------     -------    -----------------
Midlothian, TX              1,300,000                  Wet            1960           100
Hunter, TX                    800,000                  Dry            1979           100
Oro Grande, CA              1,300,000                  Dry            1948            90
Crestmore, CA                 100,000                  Dry            1962           N/A

The Company uses its patented CemStar process in both of its Texas facilities and its Oro Grande California facility to increase combined annual production by approximately 8%. The CemStar process adds "slag," a co-product of steel-making, into a cement kiln along with the regular raw material feed. The slag serves to increase the production of clinker which is then ground to make cement. The primary fuel source for all of the Company's facilities is coal; however, the Company displaces approximately 35% of its coal needs at its Midlothian plant and approximately 10% of its coal needs at its Hunter plant by utilizing alternative fuels.

The Company produced approximately 3.4 million tons of finished cement in 1999,
2.7 million tons in 1998 and 2.1 million tons in 1997. Total annual shipments of finished cement were approximately 3.9 million tons in 1999, 2.9 million tons in 1998 and 2.1 million tons in 1997 of which 2.8 million tons in 1999, 2.0 million tons in 1998 and 1.3 million tons in 1997 were shipped to outside trade customers.

The Company markets its products throughout the southwestern United States. Its principal marketing area includes the states of Texas, Louisiana, Oklahoma, California, Nevada, Arizona and Utah. Sales offices are maintained throughout the marketing area and sales are made primarily to numerous customers in the construction industry, none of which accounted for more than ten percent of the trade sales volume in 1999.

The Company distributes cement from its plants by rail or truck to seven distribution terminals located throughout its marketing area.

The cement industry is highly competitive with suppliers differentiating themselves based on price, service and quality.

Aggregate, Concrete and Other Products

TXI's aggregate business, which includes sand, gravel, crushed limestone and expanded shale and clay, is conducted from facilities primarily serving the Dallas/Fort Worth, Austin and Houston areas in Texas; the Alexandria, New Orleans, Baton Rouge and Monroe areas in Louisiana; the Oakland/San Francisco and Los Angeles areas in California; and the Denver area in Colorado. The following table summarizes certain information about the Registrant's aggregate production facilities:

                                                           Estimated Annual          Estimated
                                         Number of           Productive               Minimum
Type of Facility and General Location      Plants             Capacity             Reserves - Years
-------------------------------------    ---------         -----------------       ----------------
     Crushed Limestone
       North Central Texas                    1            7.1 million tons              27

     Sand & Gravel
       North Central Texas                    4            4.0 million tons              10
       Central Texas                          3            3.6 million tons              14
       Louisiana                             10            7.4 million tons              27
       South Central Oklahoma                 1            1.2 million tons               3

     Expanded Shale & Clay
       North Central & South Texas            2            1.3 million cu. yds.          25
       California                             2             .6 million cu. yds.          25
       Colorado                               1             .4 million cu. yds.          25

Reserves identified with the facilities shown above and additional reserves available to support future plant sites are contained on approximately 40,000 acres of land, of which approximately 21,000 acres are owned in fee and the remainder leased. The expanded shale and clay plants operated at 87 percent of capacity for 1999 with sales of approximately 1.8 million cubic yards. Production for the remaining aggregate facilities was 71 percent of practical capacity and sales for the year totaled 16.3 million tons, of which approximately 11.7 million tons were shipped to outside trade customers. In addition, the Registrant owns and operates three industrial sand plants and an aggregate blending facility.

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

The Company's ready-mix concrete operations are situated in three areas in Texas (Dallas/Fort Worth/Denton, Houston/Beaumont and East Texas), in north and central Louisiana, and at one location in southern Arkansas. The following table summarizes various information concerning these facilities:

        Location           Number of Plants         Number of Trucks
        --------           ----------------         ----------------
        Texas                   37                        438
        Louisiana               21                        133
        Arkansas                 1                          2

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

During 1999 the Company sold its concrete pipe and bridge span manufacturing facilities in Louisiana. The remainder of the major concrete products manufactured and marketed by the Company are summarized below:

         Products Produced/Sold                                    Locations
         ----------------------                                    ---------
     Sakrete and related products                           Dallas/Fort Worth, Texas
                                                            Austin, Texas
                                                            Cresson, Texas
                                                            Houston, Texas
                                                            Bossier City, Louisiana

     Concrete block                                         Alexandria, Louisiana
                                                            Bossier City, Louisiana
                                                            Monroe, Louisiana

     Clay brick                                             Athens, Texas
                                                            Mineral Wells, Texas
                                                            Mooringsport, Louisiana

The plant sites for the above products are owned by the Company. The products are marketed by the Company's sales force in each of these locations, and are primarily delivered by trucks owned by the Company. Because the cost of delivery is significant to the overall cost of most of these products, the market area is generally restricted to within approximately one hundred miles of the plant locations. These products are sold to various contractors, owners and distributors, none of which would be considered significant to the Company's business.

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

The bar and structural mills produced approximately 1.3 million tons of finished products in 1999 and 1.6 million tons of finished products during both 1998 and 1997.

Recycled steel is the primary raw material, with shredded steel representing 42 percent of the raw material mix. A major portion of the shredded steel requirements is produced by a shredder operation at the steel mill. The shredded material is primarily composed of crushed auto bodies purchased on the open market. Another grade of recycled steel, #1 Heavy, representing 31 percent of the raw material requirements is also purchased on the open market. The purchase price of recycled steel is subject to market forces largely beyond the Company's control. The supply of recycled steel is expected to be adequate to meet future requirements.

The steel mill consumes large amounts of electricity and natural gas. Electricity is currently obtained from a local electric utility under an interruptible supply contract with price adjustments that reflect increases or decreases in the utility's fuel costs. Natural gas is obtained from a local gas utility under a supply contract. The Company believes that adequate supplies of both electricity and natural gas are readily available.

The Company's Virginia steel facility, scheduled to begin operations during the August 1999 quarter, is located close to both sources of recycled steel and attractive markets that require structural steel for construction. The plant will have an annual rated productive capacity of approximately 1.2 million tons and employ over 400 workers. Proprietary casting technology developed at the Company's Texas plant combined with the latest rolling and melting techniques will allow the plant to achieve lower unit operating costs than the Texas plant and make a wider range of structural products, including beams up to thirty-six inches wide and sheet pile. It is expected that start up costs and lower production, as the Virginia plant is brought on-line, will adversely affect near term results.

The Company's steel products are marketed throughout the United States and to a limited extent in Canada and Mexico, and under certain market conditions, Western Europe and Asia. Sales are primarily to steel service centers and steel fabricators for use in the construction industry, as well as, to cold finishers, forgers and original equipment manufacturers for use in the railroad, defense, automotive, mobile home and energy industries. The Company does not place heavy reliance on franchises, licenses or concessions. None of TXI's customers accounted for more than ten percent of the Steel segment's sales in 1999. Sales to affiliates are minimal. Orders are generally filled within 45 days and are cancelable. Delivery of finished products is accomplished by common-carrier, customer-owned trucks, rail or barge.

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

The Company intends to comply with all legal requirements regarding the environment but since many of these requirements are not fixed, presently determinable, or are likely to be affected by future legislation or rule making by government agencies, it is not possible to accurately predict the aggregate future costs or benefits of compliance and their effect on the Company's operations, future net income or financial condition. Despite the Company's compliance, if liability to persons or property or contamination of the environment has been or is caused by the conduct of the Company's business or by hazardous substances or wastes used in, generated or disposed of by the Company, the Company might be held responsible for such liability and be required to pay the cost of investigation and remediation of such contamination. The amount of such future liability which might be material is not currently known or estimable. Changes in federal or state laws, regulations or requirements or discovery of currently unknown conditions could require additional expenditures by or provide additional benefits to the Company.

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

TXI has approximately 4,200 employees: 2,700 employed in CAC operations, 1,200 employed in Steel operations and the balance in corporate resources.

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

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

The information required by this item is included in the section of the Notes to Consolidated Financial Statements entitled "Legal Proceedings and Contingent Liabilities" presented in Part II, Item 8 on page 28 and incorporated herein by reference.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

None


ITEM 4A.   EXECUTIVE OFFICERS OF THE REGISTRANT
           ------------------------------------

Information on executive officers of the Registrant is presented below:


                                                     Positions with Registrant, Other
       Name                   Age                 Employment During Last Five (5) Years
       ----                   ---                 -------------------------------------
Robert D. Rogers              63                  President and Chief Executive Officer and Director

Melvin G. Brekhus             50                  Executive Vice President and Chief Operating Officer,
                                                       Cement, Aggregate and Concrete (since 1998)
                                                  Vice President-Cement (1995 to 1998)
                                                  Vice President-Cement Production (until 1995)

Tommy A. Valenta              50                  Executive Vice President and Chief Operating Officer,
                                                       Steel (since 1998)
                                                  Vice President-Concrete (1995 to 1998)
                                                  Vice President-North Texas Concrete/Cement Marketing
                                                       (until 1995)

Kenneth R. Allen              42                  Vice President (since 1996) and Treasurer

Barry M. Bone                 41                  Vice President-Real Estate (since 1995)
                                                  Director of Corporate Real Estate (until 1995)
                                                  President, Brookhollow Corporation

Larry L. Clark                55                  Vice President-Controller (since 1997)
                                                  Vice President-Controller, Chaparral Steel Company
                                                  Assistant Treasurer, Chaparral Steel Company (until 1997)

Roman J. Figueroa             53                  Vice President-Aggregate Operations

Carlos E. Fonts               59                  Vice President-Development  (since 1996)
                                                  Manager Latin America, Alex Brown & Sons (1995)
                                                  Fonts & Associates (until 1995)

Gordon E. Forward             63                  Vice Chairman of the Board (since 1998)
                                                  President and Chief Executive Officer, Chaparral Steel
                                                       Company (until 1998)

David A. Fournie              51                  Vice President-Steel Production (since 1999)
                                                  Vice President-Structural Products (1997 to 1998)
                                                  Vice President-Structural Products Business Unit, Chaparral
                                                       Steel Company (1995 to 1997)
                                                  Vice President of Operations, Chaparral Steel Company
                                                       (until 1995)

Richard M. Fowler             56                  Vice President-Finance and Chief Financial Officer



                                                                  Positions with Registrant, Other
   Name                      Age                                Employment During Last Five (5) Years
   ----                      ---                  ----------------------------------------------------------------
H. Duff Hunt, III             53                  Vice President-Recycled Products (since 1997)
                                                  Vice President-Recycled Products Business Unit, Chaparral
                                                       Steel Company (1995 to 1997)
                                                  General Manager Operations-Melt Shop, Chaparral Steel
                                                       Company (until 1995)

Richard T. Jaffre             56                  Vice President-Raw Materials (since 1997)
                                                  Vice President-Raw Materials/Transportation, Chaparral Steel
                                                       Company (until 1997)

James R. McCraw               55                  Vice President-Accounting/Information Services
                                                       (since 1997)
                                                  Vice President-Controller (until 1997)

Robert C. Moore               65                  Vice President-General Counsel and Secretary

Libor F. Rostik               65                  Vice President-Technology and Development
                                                       (since 1997)
                                                  Vice President-Engineering, Chaparral Steel Company
                                                       (until 1997)

Peter H. Wright               57                  Vice President-Bar Product Sales (since 1999)
                                                  Vice President-Bar Products (1997 to 1998)
                                                  Vice President-Bar Products Business Unit, Chaparral Steel
                                                       Company (1995 to 1997)
                                                  Vice President-Quality Control and SBQ Sales, Chaparral
                                                       Steel Company (until 1995)

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY
          --------------------------------------------------------------
          HOLDER MATTERS
          --------------

The shares of common stock, $1 par value, of the Registrant are traded on the New York Stock Exchange (ticker symbol TXI). At May 31, 1999, the approximate number of shareholders of common stock of the Registrant was 3,546. Common stock market prices, dividends and certain other items are presented in the Notes to Consolidated Financial Statements entitled "Quarterly Financial Information" on page 30, incorporated herein by reference. The restriction on the payment of dividends described in the Notes to Consolidated Financial Statements entitled "Long-term Debt" on pages 23 and 24 is incorporated herein by reference. At the January 1997 Board of Directors' meeting, the Directors voted to declare a two-for-one stock split and increase the quarterly cash dividend from five cents per share to seven and one-half cents per share.


ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------------------
$ In thousands except per share                  1999          1998         1997        1996        1995
-----------------------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
 Net sales                                     $1,126,800    $1,196,275    $973,824    $967,449    $830,526
 Operating profit                                 178,260       195,251     154,535     165,904     112,635
 Net income                                        88,743       102,130      75,474      79,954      48,017
 Return on average common equity                     14.9%         20.5%       17.3%       21.0%       13.8%

PER SHARE INFORMATION
 Net income (diluted)                          $     3.92    $     4.69    $   3.42    $   3.53    $   1.94
 Cash dividends                                       .30           .30         .25         .20         .15
 Book value                                         25.83         25.36       20.43       18.52       13.83

FOR THE YEAR
 Cash from operations                          $  242,225*   $  215,020    $109,899    $127,463    $115,864
 Capital expenditures                             475,464       440,781      85,188      79,300      48,751

YEAR END POSITION
 Total assets                                  $1,531,053    $1,185,831    $847,923    $801,063    $753,055
 Net working capital                              162,411       226,968     242,994     219,345     187,603
 Long-term debt                                   456,365       405,749     176,056     160,209     185,274
 Preferred securities                             200,000            --          --          --          --
 Shareholders' equity                             632,550       553,326     452,811     420,022     343,109
 Long-term debt to total
  capitalization                                     35.4%         42.3%       28.0%       27.6%       35.1%

OTHER INFORMATION
 Diluted average common shares
  outstanding (in 000's)                           24,492        21,819      22,163      22,682      24,817
 Number of common shareholders                      3,546         3,630       3,796       4,017       4,445
 Number of employees                                4,200         4,100       3,400       3,000       2,800
 Wages, salaries and employee
  benefits                                     $  189,722    $  168,530    $145,953    $141,233    $114,366
 Common stock prices
  (high-low)                                      59 - 19       68 - 23     34 - 20     34 - 17     19 - 14

   *  Includes $100 million from sale of receivables.

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

The Company's CAC facilities are concentrated primarily in Texas, Louisiana and California with several products marketed throughout the United States. The Company owns long-term reserves of limestone, the primary raw material for the production of cement. In 1999, the Company completed its first full year of operation of its California cement plants acquired through its purchase of Riverside Cement Company. The acquisition opened the California regional cement market to the Company, increasing TXI's cement capacity by 60%. In March 1999, the Company began construction at its Midlothian, Texas cement plant which when completed will expand the plant's production from 1.3 to 2.8 million tons per year.

The Company's Texas steel facility follows a market mill concept which entails producing a wide variety of products utilizing recycled steel obtained from crushed automobiles and other sources as its principal raw material. TXI strives to be a low-cost supplier and is able to modify its product mix to recognize changing market conditions or customer requirements. Steel products are sold principally to steel service centers, fabricators, cold finishers, forgers and original equipment manufacturers. The Company distributes primarily to markets in North America and, under certain market conditions, Europe and Asia. TXI is nearing completion of a structural steel facility in Virginia, scheduled to begin operations during the August 1999 quarter, which will expand TXI's steel capacity by approximately two-thirds.

Both the CAC and Steel businesses require large amounts of capital investment, energy, labor and maintenance.

Corporate resources include administration, financial, legal, environmental, personnel and real estate activities which are not allocated to operations and are excluded from operating profit.


RESULTS OF OPERATIONS

Net Sales

Consolidated 1999 net sales declined $69.5 million from 1998 to $1,126.8 million.

CAC net sales at $644.4 million, were $153.8 million above the prior year. Total cement sales increased $95.3 million due primarily to the Company's expansion into the California cement market through the acquisition of Riverside Cement Company. Sales from the California plants during their first full year of operation contributed $76.2 million of the $95.3 million increase in cement sales. Sales from the Company's Texas plants were up $19.1 million on 12% higher average prices. Continued strong market conditions in Texas resulted in increased ready-mix and stone, sand and gravel sales. Ready-mix sales increased 27% on 12% higher average prices and 13% higher volume. Stone, sand and gravel pricing increased 9% with shipments up 6%.

Steel sales at $482.4 million were down 32% from the prior year. Shipments declined 25%. Strong nonresidential building activity has continued to sustain demand for structural products in North America; however, an unprecedented increase in structural steel imports has resulted in a very competitive market. Shipments increased 29% in the May quarter over the February quarter, reaching May 1998 levels but at 24% lower prices. As the Company competes to return its market share to previous levels, prices for structural products could decline further. The major stage of the bar mill upgrade project was completed during the November quarter resulting in lower bar mill production and shipments as the mill was brought back on-line.

Consolidated 1998 net sales increased $222.5 million over 1997 to $1,196.3 million.

CAC net sales, at $490.6 million, were $133.4 million above the prior year. Total cement sales from the Company's Texas operations were up $26.2 million as a result of a 12% increase in shipments. Riverside Cement Company, which was acquired on December 31, 1997, contributed $40.0 million in sales. The Company's entry into the California regional market through the acquisition of Riverside contributed to an overall increase in total cement shipments of 41%. The purchase of additional ready-mix plants and the return to more favorable weather conditions resulted in increased ready-mix and stone, sand and gravel sales. Net ready-mix sales reflect a 32% increase in volume and somewhat higher prices. Stone, sand and gravel shipments increased 10% during 1998 with prices comparable to the prior year. Other product sales include expanded shale and clay aggregate sales of $39.5 million, up 48% from 1997, due to increased volumes at the Company's Texas and California facilities and the purchase of facilities in Colorado.

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

BUSINESS SEGMENTS

                                                                    Year ended May 31,
     --------------------------------------------------------------------------------------------
     In thousands                                               1999           1998        1997
     --------------------------------------------------------------------------------------------
     TOTAL SALES
       Cement                                            $   294,808     $  199,462    $  133,256
       Ready-mix                                             255,626        202,044       148,861
       Stone, sand & gravel                                   97,656         85,099        76,070
       Bar mill                                              104,286        169,001       178,227
       Structural mills                                      365,291        527,704       435,242

     UNITS SHIPPED
       Cement (tons)                                           3,852          2,945         2,082
       Ready-mix (cubic yards)                                 4,203          3,724         2,813
       Stone, sand & gravel (tons)                            18,010         17,058        15,501
       Bar mill (tons)                                           296            474           525
       Structural mills (tons)                                 1,030          1,294         1,095


     NET SALES
       Cement                                            $   215,345     $  135,056    $   83,690
       Ready-mix                                             254,980        200,627       148,579
       Stone, sand & gravel                                   69,161         58,557        50,676
       Other products                                        104,871         96,346        74,203
                                                         -----------     ----------    ----------
       TOTAL CAC                                             644,357        490,586       357,148

       Bar mill                                              104,286        169,001       178,227
       Structural mills                                      365,291        527,704       435,242
       Transportation service and other                       12,866          8,984         3,207
                                                         -----------     ----------    ----------
       TOTAL STEEL                                           482,443        705,689       616,676
                                                         -----------     ----------    ----------
       TOTAL NET SALES                                   $ 1,126,800     $1,196,275    $  973,824
                                                         ===========     ==========    ==========

                                                                          Year ended May 31,
     ------------------------------------------------------------------------------------------------
     In thousands                                               1999               1998       1997
     ------------------------------------------------------------------------------------------------
     CAC OPERATIONS
        Gross profit                                      $  236,505         $  164,876     $ 125,942
        Less:  Depreciation, depletion &
                amortization                                  36,633             27,767        19,918
               Selling, general & administrative              41,540             31,882        25,616
               Other income                                   (6,978)            (2,499)       (2,640)
                                                          ----------         ----------     ---------
        OPERATING PROFIT                                     165,310            107,726        83,048

     STEEL OPERATIONS
        Gross profit                                          69,599            151,456       132,309
        Less:  Depreciation & amortization                    36,468             33,642        33,153
               Selling, general & administrative              26,381             36,250        29,197
               Other income                                   (6,200)            (5,961)       (1,528)
                                                          ----------         ----------     ---------
        OPERATING PROFIT                                      12,950             87,525        71,487
                                                          ----------         ----------     ---------
     TOTAL OPERATING PROFIT                                  178,260            195,251       154,535

     CORPORATE RESOURCES
        Other income                                           9,535              8,821         7,680
        Less:  Depreciation & amortization                       946                870           838
               Selling, general & administrative              31,442             23,152        19,270
                                                          ----------         ----------     ---------
                                                             (22,853)           (15,201)      (12,428)

     INTEREST EXPENSE                                        (11,310)           (20,460)      (18,885)
                                                          ----------         ----------     ---------

     INCOME BEFORE TAXES &
        OTHER ITEMS                                       $  144,097         $  159,590     $ 123,222
                                                          ==========         ==========     =========

     CAPITAL EXPENDITURES
       CAC                                                $   43,531         $  191,503     $  49,327
       Steel                                                 423,880            247,893        33,776
       Corporate resources                                     8,053              1,385         2,085
                                                          ----------         ----------     ---------
                                                          $  475,464         $  440,781     $  85,188
                                                          ==========         ==========     =========

     IDENTIFIABLE ASSETS
        CAC                                               $  405,694         $  453,244     $ 274,880
        Steel                                              1,017,937            640,431       494,210
        Corporate resources                                  107,422             92,156        78,833
                                                          ----------         ----------     ---------
                                                          $1,531,053         $1,185,831     $ 847,923
                                                          ==========         ==========     =========

See notes to consolidated financial statements.

Operating Costs

Consolidated cost of products sold including depreciation, depletion and amortization was $889.5 million, a decline of $48.9 million from 1998. CAC costs were $440.3 million, an increase of $89.7 million, as a result of increased shipments, higher average ready-mix distribution costs and the inclusion of a full year of operating costs of the California cement plants. Steel costs were $449.2 million, a decline of $138.6 million due primarily to lower shipments.

CAC selling, general and administrative expense including depreciation and amortization at $45.8 million increased $11.1 million due primarily to the expanded cement operations and higher incentive compensation. Steel expenses at $26.5 million decreased $9.8 million due to lower incentive compensation offsetting higher selling expense.

Operating Profit

Operating profit was $178.3 million in 1999, a decrease of 9% from the prior year. CAC profits were $57.6 million higher than 1998 with the California cement plants contributing $22.0 million of the increase. Increased shipments and higher average pricing resulted in increased operating profits from the Texas and Louisiana operations as well.

Steel operating profit declined $74.6 million due to reduced shipments and lower prices. The 1999 profit also included $6.3 million in income from the Company's litigation against certain graphite electrode suppliers.

Steel profits are being adversely impacted by the unprecedented volume of steel imports from Russia, Asia and South America. As an international low-cost supplier of structural steel products, the Company's focus has shifted from maximizing margins to maintaining market share, and thus, the Company has reduced structural beam prices accordingly. As a result, near term unit margins for these products could continue to decline. As the Company's new Virginia steel plant begins operations during the August 1999 quarter it is anticipated that start-up costs and higher than normal unit operating costs due to lower production as the plant is brought on-line will adversely affect near term results.

Corporate Resources

Selling, general and administrative expenses including depreciation and amortization at $32.4 million increased $8.4 million due in part to higher incentive compensation, real estate operating expenses and the ongoing costs of the Company's agreement to sell receivables. Other income includes increased interest income and $7.0 million from property sales generated by the Company's real estate operation in both 1999 and 1998.

Interest Expense

Interest expense at $11.3 million was $9.2 million lower than 1998. The reduction was due to an $18.6 million increase in interest capitalized that offset a $9.4 million increase in interest incurred resulting from higher average outstanding debt.

Income Taxes

The Company's 1999 effective tax rate was 33.4% compared to 33.2% in 1998. The primary reason that the tax rate differs from the 35% statutory corporate rate is due to goodwill expense which is not tax deductible, percentage depletion which is tax deductible and state income tax expense.

Dividends on Preferred Securities - Net of Tax

Dividends on preferred securities of subsidiary in the amount of $7.1 million net of tax benefit were incurred in 1999 due to the issuance of such securities in June 1998.

LIQUIDITY AND CAPITAL RESOURCES

The CAC operations benefited from continued strong construction activity offsetting a sharp decline in Steel shipments and prices that reduced net income $13.4 million from the prior year. Cash provided by operations, the issuance of subsidiary preferred securities and increased long-term debt funded $475.5 million in capital expenditures and reduced the long-term debt to total capitalization ratio to 35%.

Net cash provided by operating activities during 1999 was $242.2 million, an increase of $27.2 million over 1998 due to the sale of trade receivables, other changes in working capital items and increased depreciation and deferred taxes. In March 1999, the Company entered into an agreement to sell, on a revolving basis, an interest in a defined pool of trade accounts receivable of up to $100 million. The agreement is subject to annual renewal. The maximum amount outstanding varies based upon the level of eligible receivables. Fees are variable and follow commercial paper rates. At May 31, 1999, a $100 million interest had been sold under this agreement with the proceeds used to reduce the amount outstanding under the Company's revolving credit facility. Receivables declined $10.1 million and inventories grew $51.8 million during 1999 primarily due to the lower Steel shipments and realized prices. Accounts payable and accrued expenses increased $3.7 million due to increased accounts payable and interest accruals offset by lower tax accruals compared to $31.9 million in 1998 due to increased accounts payable from expanded operations and higher incentive, interest and tax accruals.

Net cash used by investing activities was $463.5 million compared to $439.7 million during 1998, consisting principally of capital expenditure items. Historically, capital expenditures have consisted of normal replacement and technological upgrades of existing equipment and expansion of the Company's operations. During 1999 expenditures for these activities were $96.2 million down $64.3 million from 1998. The fiscal year 2000 capital expenditure budget is estimated at $120 million. Capital expenditures for plant expansions included $376.7 million incurred during 1999 for the construction of the Company's Virginia steel facility. Production at this facility is scheduled to begin during the August 1999 quarter. In addition, $2.6 million was incurred relating to the expansion of the Company's Midlothian, Texas cement plant. The project which is expected to be completed by the fall of 2000 will expand the production of the plant from 1.3 to 2.8 million tons per year and require a capital commitment of approximately $250 million.

Net cash provided by financing activities was $222.2 million, compared to $221.6 million during the 1998 period. On June 5, 1998, TXI Capital Trust I, a Delaware business trust wholly owned by the Company, issued 4,000,000 of its 5.5% Shared Preference Redeemable Securities ("Preferred Securities") to the public. Holders of the Preferred Securities are entitled to receive cumulative cash distributions at an annual rate of $2.75 per Preferred Security accruing from the date of issuance and payable quarterly in arrears commencing September 30, 1998. In September 1998, the Company issued $50 million variable-rate industrial development bonds. The proceeds reimbursed the Company for costs incurred in connection with the construction of sewage and solid waste disposal facilities at the Company's Virginia steel plant. In May 1999, the Company issued additional bonds in the amount of $20.5 million of which $103,000 was funded as of May 31, 1999. The proceeds are available to reimburse future construction costs for these facilities at its Midlothian cement plant. The bonds are supported by letters of credit issued under the Company's revolving credit facility. In March 1999, the Company increased the maximum borrowing limit on its revolving credit facility from $350 million to $450 million and extended its term until March 2004. At May 1999, $90.5 million was outstanding under the credit facility and an additional $90.1 million had been utilized to support letters of credit. During the year the Company purchased approximately $6.1 million of its Common Stock for general corporate purposes. The Company's quarterly cash dividend at $.075 per common share has remained unchanged.

The Company generally finances its major capital expansion projects with long-term borrowing. Maintenance capital expenditures and working capital are funded by cash flow from operations. The Company expects cash from operations, and borrowings under its revolving credit facility to be sufficient to provide funds for capital expenditure commitments, scheduled debt repayments and working capital needs during the next two years.

OTHER ITEMS

Litigation. On November 25, 1998, Chaparral Steel Company, a wholly owned subsidiary, filed an action seeking damages, trebled as allowed by law, plus interest and costs, in the District Court of Ellis County, Texas against Showa Denko Carbon, Inc. ("SDC"); Showa Financing, K.K.; Showa Denko, K.K.; The Carbide/Graphite Group, Inc. ("CGG"); SGL Carbon Aktiengesellschaft; SGL Carbon Corp.; UCAR Carbon Company, Inc. ("UCAR"), and UCAR International, Inc. (collectively "Defendants") asserting causes of action for illegal restraints of trade in the sale of graphite electrodes. In January 1999, SDC and its affiliates settled with Chaparral Steel Company and were removed from the action. In related criminal actions, two of the Defendants have pled guilty to criminal violations of the U.S. Antitrust laws and have paid fines; and a third Defendant has announced that it has agreed to cooperate with the U.S. Department of Justice investigation into the graphite electrode industry in exchange for immunity from criminal prosecution for it and some of its executives. For these reasons, although the Company's action is still in its preliminary stages, the Company believes that it should, subject to inherent uncertainties of litigation, prevail in its claims against the remaining Defendants.

Environmental Matters. The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, air emissions, furnace dust disposal and wastewater discharge. The Company believes it is in substantial compliance with applicable environmental laws and regulations, however, from time to time the Company receives claims from federal and state environmental regulatory agencies and entities asserting that the Company is or may be liable for environment cleanup costs and related damages. Based on its experience and the information currently available to it, the Company believes that such claims will not have a material impact on its financial condition or results of operations. Despite the Company's compliance and experience, it is possible that the Company could be held liable for future charges which might be material but are not currently known or estimable. In addition, changes in federal or state laws, regulations or requirements or discovery of currently unknown conditions could require additional expenditures by the Company.

Year 2000 Compliance. The Company created a task force comprised of representatives from each of its 25 business units to identify Year 2000 issues. An assessment of both the financial and management information systems and the manufacturing process control, man-machine-interface and other operational systems was conducted. Based on the results of that assessment, the task force determined that modification or upgrading certain equipment and software would be necessary. The task force members are actively engaged in, but have not yet completed reviewing, correcting and testing all of the Year 2000 issues. In addition, written contingency plans have been developed for all business units and are continually being reassessed and updated.

The Company began converting its computerized business systems in 1992 in order to upgrade system capabilities and utilize current hardware and software technology. To date, substantially all of these systems have been converted and the Company believes them to be Year 2000 compliant. The Company has conducted internal investigations of its manufacturing process control systems and other devices with embedded microprocessor controls and is substantially complete with the upgrade or replacement of time sensitive programs or microprocessors and testing compliance. Completion of all phases of the work is expected by the fall of 1999. The Company believes that neither the cost of its planned upgrade and modification program nor a failure to complete such program will have a material impact on the operations or financial condition of the Company. During 1999 approximately $1.0 million was incurred with current estimates anticipating $1 to $2 million in additional Year 2000 expense.

To develop contingency plans the Company has contacted its critical suppliers and others to determine the extent to which the Company would be vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company has received written assurances from the most critical business partners and has not been informed of any material risks associated with other entities. While the Company expects that it will not experience a disruption of its operations, potential problem areas do exist which could materially affect actual results. This would include the Company's inability to identify and correct all computer codes or non-complying microprocessors embedded in other digitally controlled equipment and the significant degree of interdependence with third party suppliers, service providers and customers. In addition, problems relating to the Company's dependency on public utilities, transportation, postal, banking and telecommunication systems which are outside of its control could disrupt the Company's ability to process orders, manufacture and deliver finished goods, invoice customers or disburse or receive funds.

The most reasonably likely worst case scenario with respect to the Company's own operations would be a shut down of a production system caused by an unforeseen problem with an automated monitoring or control device. The Company's contingency planning continues to address risks and possible countermeasures that include manual operation of control systems and equipment or the replacement of certain equipment on an emergency basis. It is not possible, however, to plan for all contingencies. The Company is unable to determine the impact, material or otherwise, if other companies on which it relies do not achieve Year 2000 compliance.

Market Risk. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. Because of the short duration of the Company's investments, changes in market interest rates would not have a significant impact on their fair value. The current fair value of the Company's long-term debt, including current maturities, does not exceed its carrying value. Market risk, when estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in the Company's weighted average long-term borrowing rate, would not have a significant impact on the carrying value of long-term debt.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this annual report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the impact of competitive pressures and changing economic conditions on the Company's business and its dependence on residential and commercial construction activity, Year 2000 issues, and the impact of environmental laws and other regulations.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

The information required by this item is included in Item 7.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

                         INDEX TO FINANCIAL STATEMENTS

                                                                                             Page
Report of Independent Auditors.............................................................    16

Consolidated Balance Sheets - May 31, 1999 and 1998........................................    17

Consolidated Statements of Income - Years ended May 31, 1999, 1998 and 1997................    18

Consolidated Statements of Cash Flows - Years ended May 31, 1999, 1998 and 1997............    19

Consolidated Statements of Shareholders' Equity - Years ended May 31, 1999, 1998 and 1997..    20

Notes to Consolidated Financial Statements.................................................    21

                        REPORT OF INDEPENDENT AUDITORS



Board of Directors
Texas Industries, Inc.


We have audited the accompanying consolidated balance sheets of Texas Industries, Inc. and subsidiaries as of May 31, 1999 and 1998, and the related consolidated statements of income, cash flows, and changes in shareholders' equity for each of the three years in the period ended May 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Texas Industries, Inc. and subsidiaries at May 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 1999, in conformity with generally accepted accounting principles.


                                          Ernst & Young LLP


Dallas, Texas
July 16, 1999

                          CONSOLIDATED BALANCE SHEETS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

                                                            May 31,
--------------------------------------------------------------------------
In thousands                                          1999            1998
--------------------------------------------------------------------------

ASSETS
CURRENT ASSETS
 Cash                                           $   17,652      $   16,718
 Notes and accounts receivable                      43,119         151,235
 Inventories                                       230,858         179,011
 Prepaid expenses                                   18,776          24,948
                                                ----------      ----------
      TOTAL CURRENT ASSETS                         310,405         371,912

OTHER ASSETS
 Real estate and other investments                  19,925          13,302
 Goodwill and other intangibles                    155,349         153,375
 Other                                              39,150          30,735
                                                ----------      ----------
                                                   214,424         197,412

PROPERTY, PLANT AND EQUIPMENT
 Land and land improvements                        148,184         142,701
 Buildings                                          75,110          69,900
 Machinery and equipment                           952,657         889,228
 Construction in progress                          525,439         160,758
                                                ----------      ----------
                                                 1,701,390       1,262,587
 Less allowances for depreciation                  695,166         646,080
                                                ----------      ----------
                                                 1,006,224         616,507
                                                ----------      ----------
                                                $1,531,053      $1,185,831
                                                ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Trade accounts payable                         $   82,790      $   80,495
 Accrued interest, wages and other items            56,036          51,067
 Current portion of long-term debt                   9,168          13,382
                                                ----------      ----------
      TOTAL CURRENT LIABILITIES                    147,994         144,944

LONG-TERM DEBT                                     456,365         405,749

DEFERRED FEDERAL INCOME TAXES AND OTHER CREDITS     94,144          81,812

COMPANY-OBLIGATED MANATORILY REDEEMABLE
 PREFERRED SECURITIES OF SUBSIDIARY HOLDING
 SOLELY COMPANY CONVERTIBLE DEBENTURES             200,000              --

SHAREHOLDERS' EQUITY
 Common stock, $1 par value                         25,067          25,067
 Additional paid-in capital                        257,773         255,735
 Retained earnings                                 440,645         358,307
 Cost of common stock in treasury                  (90,935)        (85,783)
                                                ----------      ----------
                                                   632,550         553,326
                                                ----------      ----------
                                                $1,531,053      $1,185,831
                                                ==========      ==========

See notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

                                                      Year Ended May 31,
------------------------------------------------------------------------------
In thousands except per share                    1999       1998        1997
------------------------------------------------------------------------------
NET SALES                                     $1,126,800  $1,196,275  $973,824

COSTS AND EXPENSES (INCOME)
 Cost of products sold                           889,502     938,418   767,030
 Selling, general and administrative             104,604      95,088    76,535
 Interest                                         11,310      20,460    18,885
 Other income                                    (22,713)    (17,281)  (11,848)
                                              ----------  ----------  --------
                                                 982,703   1,036,685   850,602
                                              ----------  ----------  --------
      INCOME BEFORE THE FOLLOWING ITEMS          144,097     159,590   123,222

Income taxes                                      48,283      53,060    41,189
                                              ----------  ----------  --------
                                                  95,814     106,530    82,033

Dividends on preferred securities-net of tax      (7,071)         --        --
Minority interest in Chaparral                        --      (4,400)   (6,559)
                                              ----------  ----------  --------
      NET INCOME                              $   88,743  $  102,130  $ 75,474
                                              ==========  ==========  ========




BASIC
 Average shares                                   21,265      21,110    21,751

 Earnings per share                           $     4.18  $     4.85  $   3.48
                                              ==========  ==========  ========

DILUTED
 Average shares                                   24,492      21,819    22,163

 Earnings per share                           $     3.92  $     4.69  $   3.42
                                              ==========  ==========  ========

Cash dividends                                $      .30  $      .30  $    .25
                                              ==========  ==========  ========


See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

                                                                            Year Ended May 31,
------------------------------------------------------------------------------------------------------------
In thousands                                                          1999        1998        1997
------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
 Net income                                                       $    88,743   $ 102,130   $ 75,474
 Loss (gain) on disposal of assets                                     (2,807)        503      2,131
 Non-cash items
  Depreciation, depletion and amortization                             74,047      62,279     53,909
  Deferred taxes                                                        4,960      (1,892)       683
  Undistributed minority interest                                          --       4,177      5,684
  Other - net                                                           5,868       7,274      6,367
 Changes in operating assets and liabilities
  Sale of receivables                                                 100,000          --         --
  Notes and accounts receivable                                        10,085      (7,666)   (12,570)
  Inventories and prepaid expenses                                    (47,978)     14,472    (22,607)
  Accounts payable and accrued liabilities                              3,739      31,896     (3,552)
  Real estate and investments                                           5,568       1,847      4,380
                                                                  -----------   ---------   --------
    Net cash provided by operations                                   242,225     215,020    109,899

INVESTING ACTIVITIES
 Capital expenditures - expansions                                   (379,240)    (92,681)      (678)
 Capital expenditures - other                                         (96,224)   (160,561)   (84,510)
 Purchase of Riverside Cement Company                                      --    (115,364)        --
 Purchase of Chaparral minority interest                                   --     (72,175)        --
 Proceeds from disposal of assets                                      13,372       3,687      5,281
 Other - net                                                           (1,436)     (2,626)    (3,733)
                                                                  -----------   ---------   --------
    Net cash used by investing                                       (463,528)   (439,720)   (83,640)

FINANCING ACTIVITIES
 Proceeds of long-term borrowing                                      313,186     338,836     69,206
 Net proceeds from issuance of subsidiary preferred securities        193,504          --         --
 Debt retirements                                                    (266,792)   (109,225)   (53,392)
 Purchase of treasury shares                                           (6,086)     (1,098)   (41,572)
 Purchase of Chaparral stock                                               --          --     (3,770)
 Common dividends paid                                                 (6,349)     (6,307)    (5,361)
 Other - net                                                           (5,226)       (622)       409
                                                                  -----------   ---------   --------
    Net cash provided (used) by financing                             222,237     221,584    (34,480)
                                                                  -----------   ---------   --------
Increase (decrease) in cash                                               934      (3,116)    (8,221)

Cash at beginning of year                                              16,718      19,834     28,055
                                                                  -----------   ---------   --------
Cash at end of year                                               $    17,652   $  16,718   $ 19,834
                                                                  ===========   =========   ========

See notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

------------------------------------------------------------------------------------------------------------------------------
                                                  Common
                                                  Stock         Additional                     Treasury         Total
                                                  $1 Par         Paid-in        Retained        Common       Shareholders'
In thousands                                      Value          Capital        Earnings        Stock           Equity
------------------------------------------------------------------------------------------------------------------------------
May 31, 1996                                     $12,534        $266,303        $193,929       $(52,744)       $420,022

  Net income                                                                      75,474                         75,474
  Common dividends paid - $.25 a share                                            (5,361)                        (5,361)
  Shares issued under two-for-one stock
   split                                          12,533         (12,533)                                            --
  Treasury shares issued for bonuses and
   options - 262,497 shares                                        1,379          (1,268)         4,137           4,248
  Treasury shares purchased -1,566,554
   shares                                                                                       (41,572)        (41,572)
                                                 -------        --------        --------       --------        --------
May 31, 1997                                      25,067         255,149         262,774        (90,179)        452,811

  Net income                                                                     102,130                        102,130
  Common dividends paid - $.30 a share                                            (6,307)                        (6,307)
  Treasury shares issued for bonuses and
   options - 312,075 shares                                          586            (290)         5,494           5,790
  Treasury shares purchased - 19,737 shares                                                      (1,098)         (1,098)
                                                 -------        --------        --------       --------        --------
May 31, 1998                                      25,067         255,735         358,307        (85,783)        553,326

  Net income                                                                      88,743                         88,743
  Common dividends paid - $.30 a share                                            (6,349)                        (6,349)
  Treasury shares issued for bonuses and
   options - 49,814 shares                                         2,038             (56)           934           2,916
  Treasury shares purchased - 247,261 shares                                                     (6,086)         (6,086)
                                                 -------        --------        --------       --------        --------
May 31, 1999                                     $25,067        $257,773        $440,645       $(90,935)       $632,550
                                                 =======        ========        ========       ========        ========

At May 31, 1999, Common Stock and Additional Paid-in Capital include $127.8 million of accumulated transfers from Retained Earnings in connection with stock dividends.

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

Acquisitions. On December 31, 1997, the Company acquired the minority interest in Chaparral for cash consideration of $15.50 per share. The total acquisition cost including transaction expenses net of related tax benefits is estimated at $75.0 million. The excess of the acquisition cost over the fair value of the net assets acquired, $32.7 million, was recorded as goodwill and is being amortized over a 40-year period.

Effective December 31, 1997, the Company acquired Riverside Cement Company for $115.4 million in cash and the assumption of certain liabilities. Riverside Cement Company owns and operates cement plants in Crestmore and Oro Grande, California with distribution terminals in the northern and southern parts of the state. The purchase price was allocated to the net assets acquired based on their fair values. The final valuation of the fair value of tangible assets acquired and liabilities assumed was $65.8 million and $16.8 million, respectively. The balance of the purchase price, $66.4 million, was recorded as goodwill and is being amortized over a 40-year period. Pro forma results for 1998 and 1997 assuming the acquisition occurred on June 1, 1996 are not presented because the effect of the acquisition is not material.

Intangible Assets. Goodwill and other intangibles is presented net of accumulated amortization of $28.1 million at May 31, 1999 and $22.2 million at May 31, 1998. The final valuation of the fair value of net assets acquired in the December 31, 1997 purchase of Riverside Cement Company resulted in the recognition of $7.7 million additional goodwill in 1999. Goodwill resulting from the acquisitions of Chaparral Steel Company and Riverside Cement Company, totaling $149.0 million at May 31, 1999 and $145.6 million at May 31, 1998 (net of accumulated amortization), is being amortized currently on a straight-line basis over 40-year periods. Other intangibles consisting primarily of goodwill and non-compete agreements are being amortized on a straight-line basis over periods of 2 to 15 years. Management reviews remaining goodwill and other intangibles with consideration toward recovery through future operating results (undiscounted) at the current rates of amortization.

Debt Issuance Cost. Debt issuance costs associated with various debt issues are being amortized over the terms of the related debt.

Other Credits. Other credits of $31.2 million at May 31, 1999 compared to $21.5 million at the prior year-end are composed primarily of liabilities related to the Company's retirement plans and deferred compensation agreements.

Income Taxes. The Company joins in filing a consolidated return with its subsidiaries. Current and deferred tax expense is allocated among the members of the group based on a stand-alone calculation of the tax of the individual member.

Earnings Per Share ("EPS"). Basic EPS is computed by adjusting net income for the amortization of additional goodwill in connection with a contingent payment for the acquisition of Chaparral, then dividing by the weighted average number of common shares outstanding during the period including certain contingently issuable shares. Diluted EPS also adjusts net income for the net dividends on preferred securities of subsidiary and the outstanding shares for the dilutive effect of preferred securities, stock options and awards. In 1999, stock options to purchase approximately 607,000 shares were not included in the computation of diluted EPS because the effect would have been antidilutive.

Basic and Diluted EPS are calculated as follows:

     ---------------------------------------------------------------------------
     In thousands except per share                      1999     1998     1997
     ---------------------------------------------------------------------------
     Earnings:
      Net income                                      $88,743  $102,130  $75,474
      Contingent price amortization                       233       233      233
                                                      -------  --------  -------
         Basic earnings                                88,976   102,363   75,707
      Dividends on preferred securities-net of tax      7,071        --       --
                                                      -------  --------  -------
         Diluted earnings                             $96,047  $102,363  $75,707
                                                      =======  ========  =======
     Shares:
      Weighted-average shares outstanding              21,145    21,010   21,665
      Contingently issuable shares                        120       100       86
                                                      -------  --------  -------
         Basic weighted-average shares                 21,265    21,110   21,751

      Preferred securities                              2,889        --       --
      Stock option and award dilution                     338       709      412
                                                      -------  --------  -------
         Diluted weighted-average shares               24,492    21,819   22,163
                                                      =======  ========  =======

     Basic earnings per share                         $  4.18  $   4.85  $  3.48
                                                      =======  ========  =======

     Diluted earnings per share                       $  3.92  $   4.69  $  3.42
                                                      =======  ========  =======

WORKING CAPITAL

Working capital totaled $162.4 million at May 31, 1999, compared to $227.0 million at the prior year-end.

Notes and accounts receivable of $43.1 million at May 31, 1999, compared with $151.2 million in 1998, are presented net of allowances for doubtful receivables of $2.8 million in 1999 and $3.4 million in 1998.

On March 15, 1999, the Company entered into an agreement to sell, on a revolving basis, an interest in a defined pool of trade receivables of up to $100 million. The agreement is subject to annual renewal. The maximum amount outstanding varies based upon the level of eligible receivables. Fees are variable and follow commercial paper rates. At May 31, 1999, a $100 million interest had been sold under this agreement with the proceeds used to reduce the amount outstanding under the Company's revolving credit facility. The sale is reflected as a reduction of accounts receivable and as operating cash flows. As collections reduce previously sold interests, new accounts receivable are customarily sold. Fees and expenses of $1.1 million are included in selling, general and administrative expenses in 1999. The Company, as agent for the purchaser, retains collection and administration responsibilities for the participating interests of the defined pool.

Inventories are summarized as follows:

     -----------------------------------------------------------------------------------
     In thousands                                                       1999      1998
     -----------------------------------------------------------------------------------
     Finished products                                                $ 95,658  $ 59,290
     Work in process                                                    37,989    34,043
     Raw materials and supplies                                         97,211    85,678
                                                                      --------  --------
                                                                      $230,858  $179,011
                                                                      ========  ========

Inventories are stated at cost (not in excess of market) with approximately 54% of inventories using the last-in, first-out method (LIFO). If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $6.0 million in 1999 and $15.7 million in 1998.

LONG-TERM DEBT

Long-term debt is comprised of the following:

     -----------------------------------------------------------------------------------
     In thousands                                                       1999      1998
     -----------------------------------------------------------------------------------
     Revolving credit facility maturing in 2004, interest rates
      average 6.28%                                                   $ 90,500  $ 82,750
     Senior notes
      Notes due through 2017, interest rates average 7.28%             200,000   200,000
      Notes due through 2008, interest rates average 7.28%              75,000    75,000
      Notes due through 2004, interest rates average 10.2%              40,000    48,000
      Note due through 1999, interest rate 14.2%                            --     4,091
     Variable-rate industrial development revenue bonds
      Bonds maturing in 2028, interest rate approximately 3.5%          50,000        --
      Bonds maturing in 2029, interest rate approximately 3.5%-net         103        --
     Pollution control bonds, due through 2007, interest rate
      5.81% (75% of prime)                                               6,575     7,255
     Other, maturing through 2009, interest rates
      from 8% to 10%                                                     3,355     2,035
                                                                      --------  --------
                                                                       465,533   419,131
     Less current maturities                                             9,168    13,382
                                                                      --------  --------
                                                                      $456,365  $405,749
                                                                      ========  ========

Annual maturities of long-term debt for each of the five succeeding years are $9.2, $9.1, $8.9, $8.9 and $144.4 million.

The Company has available a bank-financed $450 million long-term revolving credit facility. In addition to the $90.5 million currently outstanding under this facility, $90.1 million has been utilized to support letters of credit. The Company may select at the time of borrowing an interest rate at either prime or the applicable margin above LIBOR. Commitment fees at a current annual rate of
 .30% are paid on the unused portion of this facility.

On September 22, 1998, the Company issued $50 million variable-rate industrial development bonds. The proceeds reimbursed the Company for costs incurred in connection with the construction of sewage and solid waste disposal facilities at its Virginia steel plant. On May 18, 1999, the Company issued additional bonds in the amount of $20.5 million of which $103,000 was funded as of May 31, 1999. The proceeds are available to reimburse future construction costs at its Midlothian cement plant. The bonds are supported by letters of credit issued under the Company's revolving credit facility. The interest rates on these bonds closely follow the tax-exempt commercial paper rates.

Loan agreements contain covenants that provide for restrictions on the payment of dividends on common stock and limitations on purchases of treasury stock, incurring certain indebtedness and making certain investments. Under the most restrictive of these agreements, the aggregate amount of annual cash dividends on common stock is limited based on the ratio of earnings before interest, taxes, depreciation and amortization to fixed charges. The Company is in compliance with all loan covenant restrictions.

The amount of interest paid was $33.4 million in 1999, $23.2 million in 1998 and $19.3 million in 1997. Interest capitalized totaled $23.2 million in 1999, $4.6 million in 1998 and $190,000 in 1997.

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

SHAREHOLDERS' EQUITY

Common stock consists of:

     -------------------------------------------------------------
     In thousands                                    1999    1998
     -------------------------------------------------------------
     Shares authorized                              40,000  40,000
     Shares outstanding at May 31                   20,991  21,188
     Shares held in treasury                         4,076   3,879
     Shares reserved for stock options and other     3,853   3,880

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

STOCK OPTION PLANS

The Company's stock option plans provide that non-qualified and incentive stock options to purchase Common Stock may be granted to directors, officers and key employees at market prices at date of grant. Outstanding options become exercisable in installments beginning one year after date of grant and expire ten years later. The Company has elected to continue utilizing the accounting prescribed by APB No. 25 for stock issued under these plans. If compensation cost had been recognized based on the fair value at the date of grant consistent with the method prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

     -------------------------------------------------------------
     In thousands except per share        1999     1998      1997
     -------------------------------------------------------------
     Net income
       As reported                      $88,743  $102,130  $75,474
       Pro forma                         85,755   100,055   74,272
     Basic earnings per share
       As reported                         4.18      4.85     3.48
       Pro forma                           4.04      4.75     3.42
     Diluted earnings per share
       As reported                         3.92      4.69     3.42
       Pro forma                           3.80      4.64     3.39

Because the method of accounting under SFAS No. 123 has not been applied to options granted prior to June 1, 1995, the pro forma compensation cost may not be representative of that to be expected in future years.

The weighted-average fair value of options granted in 1999, 1998 and 1997 were $12.15, $16.57 and $9.46, respectively. The fair value of each option grant was estimated on the date of grant for purposes of the pro forma disclosures using the Black-Scholes option-pricing model based on the following weighted average assumptions:

     -------------------------------------------------------------
                                          1999     1998      1997
     -------------------------------------------------------------
     Dividend yield                       1.02%     .65%     1.05%
     Volatility factor                    .331     .258      .240
     Risk-free interest rate              4.85%    5.45%     6.38%
     Expected life in years                6.4      6.4       6.4

A summary of option transactions for the three years ended May 31, 1999, follows:

     -----------------------------------------------------------------------------------------------------------
                                                                             Shares Under       Weighted-Average
                                                                                Option            Option Price
     -----------------------------------------------------------------------------------------------------------
     Outstanding at May 31, 1996                                               1,232,598              $15.98

       Granted                                                                   809,200               26.96
       Exercised                                                                (234,067)              10.35
       Canceled                                                                  (10,600)              22.66
                                                                               ---------              ------
     Outstanding at May 31, 1997                                               1,797,131               21.62

       Granted                                                                   365,550               46.27
       Exercised                                                                (301,678)              16.05
       Canceled                                                                  (44,040)              21.35
                                                                               ---------              ------
     Outstanding at May 31, 1998                                               1,816,963               27.51

       Granted                                                                   293,250               31.45
       Exercised                                                                 (39,390)              13.85
       Canceled                                                                  (15,700)              30.61
                                                                               ---------              ------
     Outstanding at May 31, 1999                                               2,055,123              $28.31
                                                                               =========              ======

Options exercisable as of May 31 were 795,753 shares in 1999, 430,213 shares in 1998 and 347,491 shares in 1997 at a weighted-average option price of $23.54; $19.87 and $15.18, respectively. The following table summarizes information about stock options outstanding as of May 31, 1999:

     -----------------------------------------------------------------------------------------------------------
                                                                          Range of Exercise Prices
                                                      $12.03 - $16.85      $21.84 - $32.54      $45.00 - $50.57
     -----------------------------------------------------------------------------------------------------------
     Options outstanding
      Shares outstanding                                    372,909            1,259,664             422,550
      Weighted-average remaining
       life in years                                           5.19                 7.59                8.68
      Weighted-average exercise price                        $15.22               $25.95              $46.87
     Options exercisable
      Shares exercisable                                    294,949              428,094              72,710
      Weighted-average exercise price                        $15.05               $25.54              $46.26

The Company has reserved 1,640,980 shares for future grants.

INCOME TAXES

The Company made income tax payments of $42.5 million, $48.5 million, and $39.5 million in 1999, 1998 and 1997, respectively.

The provisions for income taxes are composed of:

     ---------------------------------------------------------------------------
     In thousands                                   1999      1998      1997
     ---------------------------------------------------------------------------
     Current                                      $43,323   $54,952   $40,506
     Deferred                                       4,960    (1,892)      683
                                                  -------   -------   -------
     Expense *                                    $48,283   $53,060   $41,189
                                                  =======   =======   =======

     * Excludes tax benefit of $3.8 million in 1999 related to preferred securities of subsidiary.

A reconcilement from statutory federal taxes to the preceding provisions follows:

     ---------------------------------------------------------------------------
     In thousands                                   1999      1998      1997
     ---------------------------------------------------------------------------
     Taxes at statutory rate                      $50,434   $55,856   $43,127
      Additional depletion                         (4,663)   (3,668)   (2,984)
      Nondeductible goodwill                          981       830       702
      State income tax                              2,060     1,160       912
      Nontaxable insurance benefits                  (455)     (622)     (664)
      Other - net                                     (74)     (496)       96
                                                  -------   -------   -------
                                                  $48,283   $53,060   $41,189
                                                  =======   =======   =======

The components of the net deferred tax liability at May 31 are summarized below:

     ---------------------------------------------------------------------------
     In thousands                                             1999      1998
     ---------------------------------------------------------------------------
     Deferred tax assets
      Deferred compensation                                 $ 7,345   $ 7,119
      Expenses not currently tax deductible                   7,507     7,634
      Tax cost in inventory                                      --       253
                                                            -------   -------
         Total deferred tax assets                           14,852    15,006

     Deferred tax liabilities
      Accelerated tax depreciation                           64,782    63,048
      Deferred real estate gains                              4,970     5,178
      Tax cost in inventory                                   3,280        --
      Other                                                   1,305     1,305
                                                            -------   -------
         Total deferred tax liabilities                      74,337    69,531
                                                            -------   -------

     Net tax liability                                       59,485    54,525
     Less current portion (asset)                            (3,468)   (5,771)
                                                            -------   -------
     Net deferred tax liability                             $62,953   $60,296
                                                            =======   =======

LEGAL PROCEEDINGS AND CONTINGENT LIABILITIES

The Company is subject to federal, state and local environmental laws and regulations concerning among other matters, air emissions, furnace dust disposal and wastewater discharge. The Company believes it is in substantial compliance with applicable environmental laws and regulations, however, from time to time the Company receives claims from federal and state environmental regulatory agencies and entities asserting that the Company is or may be liable for environment cleanup costs and related damages. Based on its experience and the information currently available to it, the Company believes that such claims will not have a material impact on its financial condition or results of operations. Despite the Company's compliance and experience, it is possible that the Company could be held liable for future charges which might be material but are not currently known or estimable. In addition, changes in federal or state laws, regulations or requirements or discovery of currently unknown conditions could require additional expenditures by the Company.

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

Information regarding the Company's litigation against certain graphite electrode suppliers is presented on page 14 under "Other Items" of Management's Discussion and Analysis of Financial Condition and Results of Operations.

RETIREMENT PLANS

Substantially all employees of the Company are covered by a series of defined contribution retirement plans. The amount of pension expense charged to costs and expenses for the above plans was $3.2 million in 1999, $3.8 million in 1998 and $3.4 million in 1997. It is the Company's policy to fund the plans to the extent of charges to income.

Certain employees and retirees of an acquired subsidiary are covered by defined retirement and postretirement health benefit plans. The plan assets approximate the plan benefit obligations. The postretirement liability for these plans was $8.0 million at May 31, 1999. The amount of pension expense charged to costs and expenses was $1.2 million in 1999 and $500,000 in 1998. Payments under these plans amounted to $1.1 million in 1999 and $200,000 in 1998.

INCENTIVE PLANS

All personnel employed as of May 31 share in the pretax income of the Company for the year then ended based on predetermined formulas. The duration of most of the plans is one year; certain executives are additionally covered under a three-year plan. All plans are subject to annual review by the Company's Board of Directors. The expense included in selling, general and administrative was $19.0 million, $17.7 million and $14.8 million for 1999, 1998 and 1997, respectively.

Certain executives of Chaparral participate in a deferred compensation plan based on a five-year average of earnings. Amounts recorded as expense under the plan were $500,000, $2.3 million and $1.9 million for 1999, 1998 and 1997, respectively.

OPERATING LEASES

Total expense for operating leases for mobile equipment, office space and other items (other than for mineral rights) amounted to $20.7 million in 1999, $22.2 million in 1998 and $17.2 million in 1997. Non-cancelable operating leases with an initial or remaining term of more than one year totaled $60.2 million at May 31, 1999. Annual lease payments for the five succeeding years are $20.4 million, $13.3 million, $10.5 million, $10.1 million and $4.5 million.

BUSINESS SEGMENTS

The Company has two reportable segments: cement, aggregate and concrete products (the "CAC" segment) and steel (the "Steel" segment). The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because of significant differences in manufacturing processes, distribution and markets served. Through the CAC segment the Company produces and sells cement, stone, sand and gravel, expanded shale and clay aggregate and concrete products. Through its Steel segment, the Company produces and sells structural steel, specialty bar products, merchant bar-quality rounds, reinforcing bar and channels. Operating profit is net sales less operating costs and expenses, excluding general corporate expenses and interest expense. Identifiable assets by segment are those assets that are used in the Company's operation in each segment. Corporate assets consist primarily of cash, real estate and other financial assets not identified with a major business segment. Business segment information is presented on pages 10 and 11.

QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following is a summary of quarterly financial information (in thousands except per share):

     -----------------------------------------------------------
     1999                   Aug.      Nov.      Feb.      May
     -----------------------------------------------------------
     Net sales
       CAC               $ 168,877  $150,211  $148,453  $176,816
       Steel               130,231   130,191   104,364   117,657
                         ---------  --------  --------  --------
                           299,108   280,402   252,817   294,473
                         =========  ========  ========  ========

     Operating profit
       CAC                  45,923    39,363    27,938    52,086
       Steel                 6,996     4,489       133     1,332
                         ---------  --------  --------  --------
                            52,919    43,852    28,071    53,418
                         =========  ========  ========  ========

     Net income             27,286    22,794    10,154    28,509

     Per share
       Net income
         Basic                1.28      1.07       .48      1.35
         Diluted              1.17      1.01       .48      1.25
       Dividends              .075      .075      .075      .075
       Stock price
         High               59 3/4    36 7/8        29        37
         Low                    32   19 9/16   23 1/16    21 5/8

     -----------------------------------------------------------
     1998                  Aug.       Nov.      Feb.      May
     -----------------------------------------------------------
     Net sales
       CAC               $ 118,054  $107,269  $106,901  $158,362
       Steel               179,006   175,418   174,520   176,745
                         ---------  --------  --------  --------
                           297,060   282,687   281,421   335,107
                         =========  ========  ========  ========

     Operating profit
       CAC                  32,727    25,298    16,869    32,832
       Steel                16,019    22,695    20,799    28,012
                         ---------  --------  --------  --------
                            48,746    47,993    37,668    60,844
                         =========  ========  ========  ========

     Net income             24,710    23,449    18,628    35,343

     Per share
       Net income
         Basic                1.18      1.12       .88      1.67
         Diluted              1.16      1.08       .85      1.60
       Dividends              .075      .075      .075      .075
       Stock price
         High             34 11/16        52        58    68 1/4
         Low                23 5/8   33 5/16    42 1/2    50 3/4

     Preferred securities were not included in the computation of diluted EPS for the February 1999 quarter because the effect would have been antidilutive.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
          -----------------------------------------------------

None

                                   PART III

In accordance with paragraph (3) of General Instruction G to Form 10-K, Part III of this report is omitted because the Registrant will file with the Securities Exchange Commission, not later than 120 days after May 31, 1999, a definitive proxy statement pursuant to Regulation 14A involving the election of Directors. Reference is made to the sections of such proxy statement entitled "Section 16(a) Beneficial Ownership Reporting Compliance", "Security Ownership of Certain Beneficial Owners", "Election of Directors", "Executive Compensation", "Report of the Compensation Committee on Executive Compensation" and "Security
Ownership of Management", which sections of such proxy statement are incorporated herein by reference. Information concerning the Registrant's executive officers is set forth under Part I, Item 4A of this report.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

(a)  Documents filed as a part of this report.

     (1)  Financial Statements

          Report of Independent Auditors
          Consolidated Balance Sheets - May 31, 1999 and 1998
          Consolidated Statements of Income - Years ended May 31, 1999, 1998 and
            1997
          Consolidated Statements of Cash Flows - Years ended May 31, 1999, 1998 and 1997
          Consolidated Statements of Shareholders' Equity - Years ended May 31,
            1999, 1998 and 1997
          Notes to Consolidated Financial Statements

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

          10.2 $450,000,000 Third Amended and Restated Credit Agreement among Texas Industries Inc., Certain Leaders, Certain Co-Agents and NationsBank, N.A., as Administrative Lender dated March 10, 1999 filed with the Securities and Exchange Commission on Form 10-Q dated April 9, 1999, and incorporated herein by reference.

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

          21.1 Subsidiaries of the Registrant

          23.1 Consent of Independent Auditors

          24.1 Power of Attorney for certain members of the Board of Directors

          27.1 Financial Data Schedule (electronically filed only)

This schedule contains summary financial information extracted from the Registrant's May 31, 1999 Consolidated Financial Statements and is qualified in its entirety by reference to such financial statements.

The remaining exhibits have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

(b)  Reports on Form 8-K

None

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of August, 1999.

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

              Signature                                      Title                                  Date
              ---------                                      -----                                  ----
/s/    Robert D. Rogers                 President and Chief Executive Officer                  August 24, 1999
-------------------------------
       Robert D. Rogers                 (Principal Executive Officer)

/s/    Richard M. Fowler                Vice President - Finance and                           August 24, 1999
-------------------------------
       Richard M. Fowler                Chief Financial Officer
                                        (Principal Financial Officer)

/s/    James R. McCraw                  Vice President - Accounting/Information Services       August 24, 1999
-------------------------------
       James R. McCraw                  (Principal Accounting Officer)

_______________________________         Director                                               August 24, 1999
       Robert Alpert

/s/    John M. Belk *                   Director                                               August 24, 1999
-------------------------------
       John M. Belk

/s/    Gordon E. Forward *              Director                                               August 24, 1999
-------------------------------
       Gordon E. Forward

/s/    Richard I. Galland *             Director                                               August 24, 1999
-------------------------------
       Richard I. Galland

/s/    Gerald R. Heffernan *            Director                                               August 24, 1999
-------------------------------
       Gerald R. Heffernan

/s/    James M. Hoak *                  Director                                               August 24, 1999
-------------------------------
       James M. Hoak

/s/    Eugenio Clariond Reyes *         Director                                               August 24, 1999
-------------------------------
       Eugenio Clariond Reyes

/s/    Robert D. Rogers                 Director                                               August 24, 1999
-------------------------------
       Robert D. Rogers

_______________________________         Director                                               August 24, 1999
       Ian Wachtmeister

/s/    Elizabeth C. Williams *          Director                                               August 24, 1999
-------------------------------
       Elizabeth C. Williams

* BY  /s/  James R. McCraw              Vice President - Accounting/Information Services       August 24, 1999
      -------------------------
           James R. McCraw

                               INDEX TO EXHIBITS

Exhibits                                                                                                Page
     2.1  Agreement and Plan of Merger dated as of July 30, 1997 among Chaparral
          Steel Company, the Company and TXI Acquisition Inc., incorporated by reference to Exhibit (c) of the Company's Schedule 13E-3/A Transaction
          Statement dated November 28, 1997...................................................            *

     3.1  Articles of Incorporation...........................................................            *

     3.2  By-Laws.............................................................................            *

     4.1  Instruments defining rights of security holders.....................................            *

     10.1 Partnership Interests Purchase Agreement with an effective date of
          December 31, 1997 by and among TXI California Inc., TXI Riverside
          Inc., RVC Venture Corp. and Ssangyong/Riverside Venture Corp. filed with the Securities and Exchange Commission on Form 8-K dated January
          26, 1998............................................................................            *

     10.2 $450,000,000 Third Amended and Restated Credit Agreement among Texas
          Industries Inc., Certain Leaders, Certain Co-Agents and NationsBank,
          N.A., as Administrative Lender dated March 10, 1999 filed with the
          Securities and Exchange Commission on Form 10-Q dated April 9, 1999.................            *

     10.3 Texas Industries, Inc. $80,000,000 7.15% Senior Notes, Series A, due
          April 15, 2006; $40,000,000 7.20% Senior Notes, Series B, due April
          15, 2007; $10,000,000 7.28% Senior Notes, Series C, due April 15,
          2009; $45,000,000 7.395% Senior Notes, Series D, due April 15, 2012;
          $25,000,000 7.59% Senior Notes, Series E, due April 15, 2017 note agreement dated as of December 18, 1997 filed with the Securities and
          Exchange Commission on Form 10-Q dated April 10, 1998...............................            *

     21.1 Subsidiaries of the Registrant......................................................           35

     23.1 Consent of Independent Auditors.....................................................           36

     24.1 Power of Attorney for certain members of the Board of Directors.....................           37

     27.1 Financial Data Schedule.............................................................           **

          *    Previously filed and incorporated herein by reference.
          **   Electronically filed only.