Form 10-Q
period 1999-08-31
TEXAS INDUSTRIES INC
filed 1999-10-13
CIK 97472

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q



(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 1999


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

As of October 8, 1999, 21,030,042 shares of Registrant's Common Stock, $1.00 par value, were outstanding.

                                     INDEX

                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION                                                                          Page
-----------------------------
Item 1.   Financial Statements

          Consolidated Balance Sheets -- August 31, 1999 and May 31, 1999..........................      3

          Consolidated Statements of Income -- three months ended August 31, 1999
             and August 31, 1998...................................................................      4

          Consolidated Statements of Cash Flows -- three months ended August 31, 1999
             and August 31, 1998...................................................................      5

          Notes to Consolidated Financial Statements...............................................      6

          Independent Accountants' Review Report...................................................     12

Item 2.   Management's Discussion and Analysis of Operating Results
             and Financial Condition...............................................................     13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk -- the information required
             by this item is included in Item 2....................................................     --

PART II.  OTHER INFORMATION
---------------------------

Item 6.   Exhibits and Reports on Form 8-K.........................................................     18

SIGNATURES
----------

                          CONSOLIDATED BALANCE SHEETS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


                                                                               (Unaudited)
                                                                                August 31,     May 31,
-------------------------------------------------------------------------------------------------------
In thousands                                                                      1999          1999
-------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
 Cash                                                                          $    7,965   $   17,652
 Notes and accounts receivable                                                     48,299       43,119
 Inventories                                                                      221,296      230,858
 Prepaid expenses                                                                  23,913       18,776
                                                                               ----------   ----------
           TOTAL CURRENT ASSETS                                                   301,473      310,405

OTHER ASSETS
 Real estate and other investments                                                 19,754       19,925
 Goodwill and other intangibles                                                   154,047      155,349
 Other                                                                             38,312       39,150
                                                                               ----------   ----------
                                                                                  212,113      214,424

PROPERTY, PLANT AND EQUIPMENT
 Land and land improvements                                                       161,635      148,184
 Buildings                                                                         80,064       75,110
 Machinery and equipment                                                        1,433,076      952,657
 Construction in progress                                                         117,020      525,439
                                                                               ----------   ----------
                                                                                1,791,795    1,701,390
 Less allowances for depreciation                                                 714,315      695,166
                                                                               ----------   ----------
                                                                                1,077,480    1,006,224
                                                                               ----------   ----------
                                                                               $1,591,066   $1,531,053
                                                                               ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Trade accounts payable                                                        $   84,793   $   82,790
 Accrued interest, wages and other items                                           58,383       56,036
 Current portion of long-term debt                                                  9,129        9,168
                                                                               ----------   ----------
           TOTAL CURRENT LIABILITIES                                              152,305      147,994

LONG-TERM DEBT                                                                    490,691      456,365

DEFERRED FEDERAL INCOME TAXES AND OTHER CREDITS                                   100,252       94,144

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
 PREFERRED SECURITIES  OF SUBSIDIARY HOLDING
 SOLELY COMPANY CONVERTIBLE DEBENTURES                                            200,000      200,000

SHAREHOLDERS' EQUITY
 Common stock, $1 par value                                                        25,067       25,067
 Additional paid-in capital                                                       257,899      257,773
 Retained earnings                                                                455,463      440,645
 Cost of common stock in treasury                                                 (90,611)     (90,935)
                                                                               ----------   ----------
                                                                                  647,818      632,550
                                                                               ----------   ----------
                                                                               $1,591,066   $1,531,053
                                                                               ==========   ==========

See notes to consolidated financial statements.

                                  (Unaudited)
                       CONSOLIDATED STATEMENTS OF INCOME
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


                                                         Three months ended
                                                             August 31,
----------------------------------------------------------------------------
In thousands except per share                              1999      1998
----------------------------------------------------------------------------
NET SALES                                                $311,895   $299,108

COSTS AND EXPENSES (INCOME)
 Cost of products sold                                    253,543    228,444
 Selling, general and administrative                       28,319     25,064
 Interest                                                   3,375      4,291
 Other income                                                (920)    (2,424)
                                                         --------   --------
                                                          284,317    255,375
                                                         --------   --------
        INCOME BEFORE THE FOLLOWING ITEMS                  27,578     43,733

Income taxes                                                9,396     14,739
                                                         --------   --------
                                                           18,182     28,994

Dividends on preferred securities - net of tax             (1,788)    (1,708)
                                                         --------   --------
        NET INCOME                                       $ 16,394   $ 27,286
                                                         ========   ========


BASIC
 Average shares                                            21,130     21,321

 Earnings per share                                      $    .78   $   1.28
                                                         ========   ========

DILUTED
 Average shares                                            24,482     24,825

 Earnings per share                                      $    .75   $   1.17
                                                         ========   ========

Cash dividends                                           $   .075   $   .075
                                                         ========   ========


See notes to consolidated financial statements.

                                  (Unaudited)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


                                                                    Three months ended
                                                                         August 31,
-----------------------------------------------------------------------------------------
In thousands                                                          1999       1998
-----------------------------------------------------------------------------------------
OPERATING ACTIVITIES
 Net income                                                         $ 16,394  $  27,286
 Loss (gain) on disposal of assets                                         2       (220)
 Non-cash items
  Depreciation, depletion and amortization                            21,350     19,033
  Deferred taxes                                                       4,465       (420)
  Other - net                                                          2,842         53
 Changes in operating assets and liabilities
  Notes and accounts receivable                                       (8,967)    13,580
  Inventories and prepaid expenses                                     5,705    (57,016)
  Accounts payable and accrued liabilities                             7,500     23,213
  Real estate and investments                                            171      1,998
                                                                     -------    -------
    Net cash provided by operations                                   49,462     27,507

INVESTING ACTIVITIES
 Capital expenditures - expansions                                   (79,638)   (94,852)
 Capital expenditures - other                                        (11,794)   (30,063)
 Proceeds from disposal of assets                                        127        604
 Other - net                                                             101       (161)
                                                                     -------    -------
    Net cash used by investing                                       (91,204)  (124,472)

FINANCING ACTIVITIES
 Proceeds of long-term borrowing                                      54,579     12,000
 Net proceeds from issuance of subsidiary preferred securities            --    193,599
 Debt retirements                                                    (20,301)   (94,877)
 Purchase of treasury shares                                            (110)      (154)
 Common dividends paid                                                (1,575)    (1,591)
 Other - net                                                            (538)      (455)
                                                                     -------    -------
    Net cash provided by financing                                    32,055    108,522
                                                                     -------    -------
Increase (decrease) in cash                                           (9,687)    11,557

Cash at beginning of period                                           17,652     16,718
                                                                     -------    -------
Cash at end of period                                               $  7,965  $  28,275
                                                                     =======    =======

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 1999, are not necessarily indicative of the results that may be expected for the year ended May 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1999.

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

Intangible Assets. Goodwill and other intangibles is presented net of accumulated amortization of $29.5 million at August 31, 1999 and $28.1 million at May 31, 1999. Goodwill resulting from the acquisitions of Chaparral Steel Company and Riverside Cement Company, totaling $147.9 million at August 31, 1999 and $149.0 million at May 31, 1999 (net of accumulated amortization), is being amortized currently on a straight-line basis over 40-year periods. Other intangibles consisting primarily of goodwill and non-compete agreements are being amortized on a straight-line basis over periods of 2 to 15 years. Management reviews remaining goodwill and other intangibles with consideration toward recovery through future operating results (undiscounted) at the current rates of amortization.

Debt Issuance Cost. Debt issuance costs associated with various debt issues are being amortized over the terms of the related debt.

Other Credits. Other credits of $31.6 million at August 31, 1999 compared to $31.2 million at May 31, 1999, are composed primarily of liabilities related to the Company's retirement plans and deferred compensation agreements.

Income Taxes. The Company joins in filing a consolidated return with its subsidiaries. Current and deferred tax expense is allocated among the members of the group based on a stand-alone calculation of the tax of the individual member.

Earnings Per Share ("EPS"). Basic EPS is computed by adjusting net income for the amortization of additional goodwill in connection with a contingent payment for the acquisition of Chaparral, then dividing by the weighted average number of common shares outstanding during the period including certain contingently issuable shares. Diluted EPS also adjusts net income for the net dividends on preferred securities of subsidiary and the outstanding shares for the dilutive effect of the preferred securities, stock options and awards. Stock options to purchase approximately 419,000 shares in 1999 and 354,000 shares in 1998 were not included in the computation of diluted EPS because the effect would have been antidilutive.

Basic and Diluted EPS are calculated as follows:

                                                            August 31,
     --------------------------------------------------------------------
     In thousands except per share                        1999     1998
     --------------------------------------------------------------------
     Earnings:
      Net income                                        $16,394   27,286
      Contingent price amortization                          58       58
                                                        -------  -------
         Basic earnings                                  16,452   27,344
      Dividends on preferred securities - net of tax      1,788    1,708
                                                        -------  -------
         Diluted earnings                               $18,240  $29,052
                                                        =======  =======
     Shares:
      Weighted-average shares outstanding                21,000   21,207
      Contingently issuable shares                          130      114
                                                        -------  -------
         Basic weighted-average shares                   21,130   21,321

      Preferred securities                                2,889    2,889
      Stock option and award dilution                       463      615
                                                        -------  -------
         Diluted weighted-average shares                 24,482   24,825
                                                        =======  =======

     Basic earnings per share                           $   .78  $  1.28
                                                        =======  =======

     Diluted earnings per share                         $   .75  $  1.17
                                                        =======  =======

WORKING CAPITAL

Working capital totaled $149.2 million at August 31, 1999, compared to $162.4 million at May 31, 1999.

Notes and accounts receivable of $48.3 million at August and $43.1 million at May are presented net of allowances for doubtful receivables of $3.1 million at August and $2.8 million at May.

On March 15, 1999, the Company entered into an agreement to sell, on a revolving basis, an interest in a defined pool of trade receivables of up to $100 million. The agreement is subject to annual renewal. The maximum amount outstanding varies based upon the level of eligible receivables. Fees are variable and follow commercial paper rates. The sales were reflected as accounts receivable reductions and as operating cash flows. As collections reduce previously sold interests, new accounts receivable are customarily sold. A $100 million interest was outstanding at August 31, 1999 and May 31, 1999. Fees and expenses of $1.4 million are included in selling, general and administrative expenses in the three-month period ended August 31, 1999. The Company, as agent for the purchaser, retains collection and administration responsibilities for the participating interests of the defined pool.

Inventories are summarized as follows:

     ----------------------------------------------------------------------
     In thousands                                       August       May
     ----------------------------------------------------------------------
     Finished products                                 $ 68,597    $ 95,658
     Work in process                                     39,880      37,989
     Raw materials and supplies                         112,819      97,211
                                                       --------    --------
                                                       $221,296    $230,858
                                                       ========    ========

Inventories are stated at cost (not in excess of market) with approximately 52% of inventories using the last-in first-out method (LIFO). If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $6.0 million at August and May.


LONG-TERM DEBT

Long-term debt is comprised of the following:

     ------------------------------------------------------------------------------------
     In thousands                                                       August     May
     -------------------------------------------------------------------------------------
     Revolving credit facility maturing in 2004, interest rates
       average 6.51%                                                   $124,500  $ 90,500
     Senior notes
       Notes due through 2017, interest rates average 7.28%             200,000   200,000
       Notes due through 2008, interest rates average 7.28%              75,000    75,000
       Notes due through 2004, interest rates average 10.2%              40,000    40,000
     Variable-rate industrial development revenue bonds
       Bonds maturing in 2028, interest rate approximately 3.5%          50,000    50,000
       Bonds maturing in 2029, interest rate approximately 3.5%-net         303       103
       Bonds maturing in 2029, interest rate approximately 3.5%-net         179        --
     Pollution control bonds, due through 2007, interest
      rate 6.19% (75% of prime)                                           6,575     6,575
     Other, maturing through 2009, interest rates
      from 8% to 10%                                                      3,263     3,355
                                                                       --------  --------
                                                                        499,820   465,533
     Less current maturities                                              9,129     9,168
                                                                       --------  --------
                                                                       $490,691  $456,365
                                                                       ========  ========

Annual maturities of long-term debt for each of the five succeeding years are $9.1, $9.1, $8.9, $8.9 and $178.4 million.

The Company has available a bank-financed $450 million long-term revolving credit facility. In addition to the $124.5 million currently outstanding under this facility, $113.6 million has been utilized to support letters of credit. The Company may select at the time of borrowing an interest rate at either prime or the applicable margin above LIBOR. Commitment fees at a current annual rate of .30% are paid on the unused portion of this facility.

On September 22, 1998, the Company issued $50 million variable-rate industrial development bonds. The proceeds reimbursed the Company for costs incurred in connection with the construction of sewage and solid waste disposal facilities at its Virginia steel plant. On May 18, 1999, the Company issued bonds in the amount of $20.5 million of which $303,000 was funded as of August 31, 1999. The proceeds are available to reimburse future construction costs at its Midlothian cement plant. On August 3, 1999, the Company issued additional bonds in the amount of $25 million of which $179,000 was funded as of August 31, 1999. The proceeds are available to reimburse construction costs at its Virginia steel plant.

Loan agreements contain covenants that provide for restrictions on the payment of dividends on common stock, and limitations on purchases of treasury stock, incurring certain indebtedness and making certain investments. Under the most restrictive of these agreements, the aggregate amount of annual cash dividends on common stock is limited based on the ratio of earnings before interest, taxes, depreciation and amortization to fixed charges. The Company is in compliance with all loan covenant restrictions.

The amount of interest paid for the three-month periods presented was $2.5 million in 1999 and $700,000 in 1998. Interest capitalized totaled $6.6 million and $3.5 million in the 1999 and 1998 periods, respectively.


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

SHAREHOLDERS' EQUITY

Common stock consists of:

     ---------------------------------------------------------------------
     In thousands                                        August       May
     ---------------------------------------------------------------------
     Shares authorized                                   40,000     40,000
     Shares outstanding at end of period                 21,011     20,991
     Shares held in treasury                              4,056      4,076
     Shares reserved for stock options and other          3,838      3,853

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

A summary of option transactions for the three-month period ended August 31, 1999, follows:

     -----------------------------------------------------------------------------------------
                                                                             Weighted Average
                                                    Shares Under Option        Option Price
     -----------------------------------------------------------------------------------------
     Outstanding at June 1                               2,055,123                $28.31
      Exercised                                            (21,440)                22.94
      Cancelled                                            (16,650)                35.81
                                                         ---------                ------
     Outstanding at August 31                            2,017,033                $28.30
                                                         =========                ======

At August 31, 1999, there were 901,303 shares exercisable and 1,657,630 shares available for future grants. Outstanding options expire on various dates to January 14, 2009.


INCOME TAXES

Federal income taxes for the interim periods ended August 31, 1999 and 1998, have been included in the accompanying financial statements on the basis of an estimated annual rate. The estimated annualized tax rate is 34.0% for 1999 compared with 33.6% for 1998. The primary reason that these respective tax rates differ from the 35% statutory corporate rate is due to goodwill expense which is not tax deductible, percentage depletion which is tax deductible and the state income tax expense. The Company made income tax payments of $654,000 and $5.2 million in the three-month periods ended August 31, 1999 and 1998, respectively.

LEGAL PROCEEDINGS AND CONTINGENT LIABILITIES

The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, air emissions, furnace dust disposal and wastewater discharge. The Company believes it is in substantial compliance with applicable environmental laws and regulations; however, from time to time the Company receives claims from federal and state environmental regulatory agencies and entities asserting that the Company is or may be liable for environment cleanup costs and related damages. Based on its experience, the Company believes that currently known claims will not have a material impact on its financial condition or results of operations. Despite the Company's compliance and experience, it is possible that the Company could be held liable for future charges which might be material but are not currently known or estimable. In addition, changes in federal or state laws, regulations or requirements or discovery of unknown conditions could require additional expenditures by the Company.

The Company and subsidiaries are defendants in lawsuits which arose in the normal course of business. In management's judgment (based on the opinion of counsel) the ultimate liability, if any, from such legal proceedings will not have a material effect on the consolidated financial position of the Company.

Information regarding the Company's litigation against certain graphite electrode suppliers is presented on page 16 under "Other Items" of Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                   EXHIBIT A
                                   ---------

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors
Texas Industries, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of August 31, 1999 and the related condensed consolidated statements of income and cash flows for the three-month periods ended August 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of May 31, 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended [not presented herein] and in our report dated July 16, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                           /s/ Ernst & Young LLP
                                           ---------------------

September 21, 1999

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of operations and financial condition for the three-month period ended August 31, 1999 to the three-month period ended August 31, 1998.

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

                                             Three months ended
                                                 August 31,
    -------------------------------------------------------------
    In thousands                               1999        1998
    -------------------------------------------------------------
     TOTAL SALES
       Cement                              $   81,051  $   76,144
       Ready-mix                               75,369      65,718
       Stone, sand & gravel                    28,623      27,353
       Structural mills                        99,670      89,308
       Bar mill                                25,027      36,970

     UNITS SHIPPED
       Cement (tons)                            1,037       1,001
       Ready-mix (cubic yards)                  1,178       1,120
       Stone, sand & gravel (tons)              5,158       5,314
       Structural mills (tons)                    340         212
       Bar mill (tons)                             75         103

     NET SALES
       Cement                              $   59,778  $   55,502
       Ready-mix                               75,214      65,529
       Stone, sand & gravel                    20,495      20,180
       Other products                          28,232      27,666
                                              -------     -------
       TOTAL CAC                              183,719     168,877

       Structural mills                        99,670      89,308
       Bar mill                                25,027      36,970
       Transportation service and other         3,479       3,953
                                              -------     -------
       TOTAL STEEL                            128,176     130,231
                                              -------     -------
       TOTAL NET SALES                     $  311,895  $  299,108
                                              =======     =======

                                                         Three months ended
                                                             August 31,
     -------------------------------------------------------------------------
     In thousands                                           1999        1998
     -------------------------------------------------------------------------
     CAC OPERATIONS
       Gross profit                                     $  69,554   $  63,702
       Less: Depreciation, depletion &
               amortization                                 9,749       8,955
             Selling, general & administrative             11,354       9,364
             Other income                                    (301)       (540)
                                                           ------      ------
        OPERATING PROFIT                                   48,752      45,923

     STEEL OPERATIONS
       Gross profit                                         8,814      24,702
       Less: Depreciation & amortization                   11,366       9,827
             Selling, general & administrative              5,756       8,379
             Other income                                    (169)       (500)
                                                           ------      ------
        OPERATING PROFIT (LOSS)                            (8,139)      6,996
                                                           ------      ------
     TOTAL OPERATING PROFIT                                40,613      52,919

     CORPORATE RESOURCES
       Other income                                           450       1,384
       Less: Depreciation & amortization                      235         251
             Selling, general & administrative              9,875       6,028
                                                           ------      ------
                                                           (9,660)     (4,895)

     INTEREST EXPENSE                                      (3,375)     (4,291)
                                                           ------      ------

     INCOME BEFORE TAXES & OTHER ITEMS                  $  27,578   $  43,733
                                                           ======      ======

RESULTS OF OPERATIONS

Net Sales. Consolidated net sales for the August 1999 quarter were $311.9 million compared to $299.1 million for the prior year period. CAC sales at $183.7 million were up 9% from the prior year. Cement sales increased $4.9 million with shipments and the average selling price both up 4%. Ready-mix sales increased $9.7 million with volumes up 5% and the average selling price up 9%. Aggregate sales increased $1.3 million with average selling prices up 8% on slightly lower shipments. Steel sales at $128.2 million were $2.1 million lower than the prior year period. There continues to be strong demand for structural products in North America. Structural steel shipments increased 60% but at a 30% lower average price. Announced price increases in August and September should begin to positively impact sales in the second quarter. The bar market continues to be highly competitive. Bar mill prices were 8% below the prior year period with shipments 36% lower, although 27% above the May 1999 quarter.

Operating Costs. Consolidated cost of products sold including depreciation, depletion and amortization was $253.5 million, an increase of $25.1 million over the prior year period. CAC costs were $122.8 million, an increase of $9.7 million, due to increased cement and ready-mix shipments at higher unit costs and increased aggregate production. Increased purchases of cement to balance demand pushed unit cost higher. Steel costs of $130.7 million increased $15.4 million on increased shipments and the first month of operations in Virginia with expected high cost and low production.

CAC selling, general and administrative expenses including depreciation and amortization at $12.4 million increased $2.0 million over the prior year period primarily due to higher incentive accruals. Steel expenses at $5.8 million were $2.6 million below the prior year period due in part to lower selling expense and incentive accruals.

Operating Profit. Operating profit of $40.6 million for the August 1999 quarter was $12.3 million below the prior year period. CAC operating profit was up 6% due to increased cement and ready-mix shipments. Cement profit margins declined slightly as increased selling prices were offset by higher unit costs. Steel incurred an operating loss of $8.1 million for the August 1999 quarter compared to an operating profit of $7.0 million for the prior year period. This reflects the decline in structural beam prices experienced over the past year. Average prices continued to decline from the May 1999 quarter as the Company regained its market share. However, structural steel price increases were announced in August and September that should have an impact in the second quarter. The Company's new Virginia steel plant began operations in August 1999. It is anticipated that start-up costs and higher than normal unit operating costs due to lower production as the plant is brought on-line could adversely affect near term results.

Corporate Resources. Selling, general and administrative expenses including depreciation and amortization at $10.1 million increased $3.8 million due to the ongoing costs of the Company's agreement to sell receivables, higher real estate operating expenses and retirement accruals partially offset by lower incentive accruals. Other income decreased $900,000 due to lower interest income.

Interest Expense. Interest expense at $3.4 million was $900,000 lower than the prior year period. The reduction was due to a $3.2 million increase in interest capitalized that offset a $2.3 million increase in interest resulting from higher average outstanding debt.

Income Taxes. The Company's current effective tax rate is estimated at 34.0% compared to 33.6% in the prior year period. The primary reason that the tax rate differs from the 35% statutory corporate rate is due to goodwill expense that is not tax deductible, percentage depletion that is tax deductible and state income tax expense.

Dividends on Preferred Securities - Net of Tax. Dividends on preferred securities of subsidiary in the amount of $1.8 million net of tax benefit were incurred due to the issuance of such securities in June 1998.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $49.5 million, an increase of $22.0 million over the prior year period primarily due to changes in working capital items and higher depreciation, depletion and amortization expense that was partially offset by lower net income. During the 1999 period, CAC sales were up 4% from the May 1999 quarter, increasing receivables $6.6 million. Inventories grew $4.2 million on increased production. Steel shipments in the current quarter increased 11% over the May 1999 quarter, increasing receivables $2.7 million and reducing inventories $13.8 million. During the prior year period Steel shipments declined 27% from the May 1998 quarter, reducing receivables $19.2 million and increasing inventories $41.8 million. Accounts payable and accrued expenses increased $7.5 million in the 1999 period compared to $23.2 million in the prior year. Due to the timing of scheduled interest and tax payments, increases in accrued expenses normally occur in the August quarter.

Net cash used by investing activities was $91.2 million compared to $124.5 million during the prior year period, consisting principally of capital expenditure items. Historically, capital expenditures have consisted of normal replacement and technological upgrades of existing equipment. The fiscal year
2000 capital expenditure budget is estimated at $120 million.   Expenditures for
these activities were $11.8 million in the current period. Capital expenditures for plant expansions included $40.2 million in the current period incurred in completing the Company's Virginia steel facility. Production at this facility began in August 1999. In addition, $39.4 million was incurred relating to the expansion of the Company's Midlothian, Texas cement plant. Completion is expected by the fall of 2000. The project will expand the production of the plant from 1.3 to 2.8 million tons per year and require a capital commitment of approximately $250 million.

Net cash provided by financing activities was $32.1 million, compared to $108.5 million during the prior year period. During the current quarter, the Company issued variable-rate industrial development bonds in the amount of $25 million. The proceeds are available to reimburse construction costs that were incurred at its Virginia steel plant. The Company also has available $20.2 million from its May 1999 bond issue to reimburse future construction costs at its Midlothian cement plant. The Company has a $450 million revolving credit facility that expires in March 2004. At August 31, 1999, $124.5 million was outstanding under the credit facility and an additional $113.6 million had been utilized to support letters of credit. On June 5, 1998, TXI Capital Trust I, a Delaware business trust wholly owned by the Company, issued 4,000,000 of its 5.5% Shared Preference Redeemable Securities to the public. Net proceeds amounted to $193.6 million. The Company's quarterly cash dividend at $.075 per common share remained unchanged from the prior year period.

The Company generally finances its major capital expansion projects with long-term borrowing. Maintenance capital expenditures and working capital are funded by cash flow from operations. The Company expects cash from operations, proceeds from its industrial development bonds and borrowings under its revolving credit facility to be sufficient to provide funds for capital expenditures commitments, scheduled debt repayments and working capital needs during the next two years.

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

Environmental Matters. The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, air emissions, furnace dust disposal and wastewater discharge. The Company believes it is in substantial compliance with applicable environmental laws and regulations, however, from time to time the Company receives claims from federal and state environmental regulatory agencies and entities asserting that the Company is or may be liable for environment cleanup costs and related damages. Based on its experience, the Company believes that currently known claims will not have a material impact on its financial condition or results of operations. Despite the Company's compliance and experience, it is possible that the Company could be held liable for future charges which might be material but are not currently known or estimable. In addition, changes in federal or state laws, regulations or requirements or discovery of currently unknown conditions could require additional expenditures by the Company.

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

The Company began converting its computerized business systems in 1992 in order to upgrade system capabilities and utilize current hardware and software technology. To date, substantially all of these systems have been converted and the Company believes them to be Year 2000 compliant. The Company has conducted internal investigations of its manufacturing process control systems and other devices with embedded microprocessor controls and is substantially complete with the upgrade or replacement of time sensitive programs or microprocessors and testing compliance. Completion of all phases of the work is expected by the end of the November 1999 quarter. The Company believes that neither the cost of its planned upgrade and modification program nor a failure to complete such program will have a material impact on the operations or financial condition of the Company. During 1999 approximately $1.0 million was incurred. Additional Year 2000 expense is estimated at less than $2 million.

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

Market Risk. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. Because of the short duration of the Company's investments, changes in market interest rates would not have a significant impact on their fair value. The current fair value of the Company's long-term debt, including current maturities, does not exceed its carrying value. Market risk, when estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in the Company's weighted average long-term borrowing rate, would not have a significant impact on the carrying value of long-term debt. Expected maturity dates and average interest rates of long-term debt are essentially unchanged since May 31, 1999.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the impact of competitive pressures and changing economic conditions on the Company's business and its dependence on residential and commercial construction activity, Year 2000 issues, and the impact of environmental laws and other regulations.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

     (15)  Letter re:  Unaudited Interim Financial Information

     (27)  Financial Data Schedule

This schedule contains summary financial information extracted from the Registrant's Unaudited August 31, 1999 Consolidated Financial Statements and is qualified in its entirety by reference to such financial statements.

The remaining exhibits have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

The Registrant did not file any reports on Form 8-K during the three-month period ended August 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                TEXAS INDUSTRIES, INC.



October 12, 1999                /s/  Richard M. Fowler
----------------                ----------------------
                                Richard M. Fowler
                                Vice President - Finance and Chief Financial
                                 Officer
                                (Principal Financial Officer)



October 12, 1999                /s/  James R. McCraw
----------------                --------------------
                                James R. McCraw
                                Vice President - Accounting and Information
                                 Services
                                (Principal Accounting Officer)

                               INDEX TO EXHIBITS


Exhibits                                                                   Page
 15. Letter re:  Unaudited Interim Financial Information.................   21

 27. Financial Data Schedule.............................................   **


     ** Electronically filed only.