Form 10-Q
period 1999-11-30
TEXAS INDUSTRIES INC
filed 2000-01-12
CIK 97472

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q



(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 1999

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

As of January 7, 2000, 21,050,972 shares of Registrant's Common Stock, $1.00 par value, were outstanding.

                                     INDEX

                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION                                                           Page
-----------------------------
Item 1.    Financial Statements

           Consolidated Balance Sheets - November 30, 1999 and May 31, 1999...........   3

           Consolidated Statements of Income -- three months and six months ended
              November 30, 1999 and November 30, 1998.................................   4

           Consolidated Statements of Cash Flows -- six months ended November 30, 1999
              and November 30, 1998...................................................   5

           Notes to Consolidated Financial Statements.................................   6

           Independent Accountants' Review Report.....................................  12

Item 2.    Management's Discussion and Analysis of Operating Results
              and Financial Condition.................................................  13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk -- the
              information required by this item is included in Item 2.................  --

PART II.  OTHER INFORMATION
---------------------------

Item 4.    Submission of Matters to a Vote of Security Holders........................  18

Item 6.    Exhibits and Reports on Form 8-K...........................................  18

SIGNATURES
----------

                          CONSOLIDATED BALANCE SHEETS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


                                                                  (Unaudited)
                                                                 November 30,         May 31,
---------------------------------------------------------------------------------------------
In thousands                                                       1999                1999
---------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
 Cash                                                        $      8,813       $     17,652
 Notes and accounts receivable                                     54,092             43,119
 Inventories                                                      224,688            230,858
 Prepaid expenses                                                  24,447             18,776
                                                               ----------          ---------
      TOTAL CURRENT ASSETS                                        312,040            310,405

OTHER ASSETS
 Real estate and other investments                                 19,547             19,925
 Goodwill and other intangibles                                   152,607            155,349
 Other                                                             40,458             39,150
                                                               ----------          ---------
                                                                  212,612            214,424

PROPERTY, PLANT AND EQUIPMENT
 Land and land improvements                                       184,180            148,184
 Buildings                                                         83,104             75,110
 Machinery and equipment                                        1,460,969            952,657
 Construction in progress                                         160,054            525,439
                                                               ----------          ---------
                                                                1,888,307          1,701,390
 Less allowances for depreciation                                 737,714            695,166
                                                               ----------          ---------
                                                                1,150,593          1,006,224
                                                               ----------          ---------
                                                             $  1,675,245       $  1,531,053
                                                               ==========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Trade accounts payable                                      $     97,801       $     82,790
 Accrued interest, wages and other items                           61,956             56,036
 Current portion of long-term debt                                  9,117              9,168
                                                               ----------          ---------
      TOTAL CURRENT LIABILITIES                                   168,874            147,994

LONG-TERM DEBT                                                    543,092            456,365

DEFERRED FEDERAL INCOME TAXES AND OTHER CREDITS                   105,749             94,144

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
 PREFERRED SECURITIES  OF SUBSIDIARY HOLDING
 SOLELY COMPANY CONVERTIBLE DEBENTURES                            200,000            200,000

SHAREHOLDERS' EQUITY
 Common stock, $1 par value                                        25,067             25,067
 Additional paid-in capital                                       257,975            257,773
 Retained earnings                                                464,558            440,645
 Cost of common shares in treasury                                (90,070)           (90,935)
                                                               ----------          ---------
                                                                  657,530            632,550
                                                               ----------          ---------
                                                             $  1,675,245       $  1,531,053
                                                               ==========          =========

See notes to consolidated financial statements.

                                  (Unaudited)
                       CONSOLIDATED STATEMENTS OF INCOME
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


                                              Three months ended          Six months ended
                                                 November 30,                November 30,
-------------------------------------------------------------------------------------------------
In thousands except per share                 1999        1998            1999       1998
-------------------------------------------------------------------------------------------------
NET SALES                                  $ 317,240   $ 280,402       $ 629,135   $ 579,510

COSTS AND EXPENSES (INCOME)
 Cost of products sold                       265,940     221,995         519,483     450,439
 Selling, general and administrative          27,420      25,262          55,739      50,326
 Interest                                      9,786       2,805          13,161       7,096
 Other income                                 (4,816)     (6,672)         (5,736)     (9,096)
                                             -------     -------         -------    --------
                                             298,330     243,390         582,647     498,765
                                             -------     -------         -------    --------
       INCOME BEFORE THE FOLLOWING ITEMS      18,910      37,012          46,488      80,745

Income taxes                                   6,451      12,430          15,847      27,169
                                             -------     -------         -------    --------
                                              12,459      24,582          30,641      53,576

Dividends on preferred securities
   - net of tax                               (1,787)     (1,788)         (3,575)     (3,496)
                                             -------     -------         -------    --------

       NET INCOME                          $  10,672   $  22,794       $  27,066   $  50,080
                                             =======     =======         =======     =======


BASIC
 Average shares                               21,162      21,341          21,146      21,331

 Earnings per share                        $     .51   $    1.07       $    1.29   $    2.35
                                             =======     =======         =======     =======

DILUTED
 Average shares                               21,608      24,513          24,489      24,669

 Earnings per share                        $     .50   $    1.01       $    1.26   $    2.18
                                             =======     =======         =======     =======

Cash dividends                             $    .075   $    .075       $     .15   $     .15
                                             =======     =======         =======     =======


See notes to consolidated financial statements.

                                  (Unaudited)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

                                                                        Six months ended
                                                                          November 30,
-------------------------------------------------------------------------------------------------
In thousands                                                        1999                1998
-------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
 Net income                                                       $  27,066          $  50,080
 Gain on disposal of assets                                            (970)            (2,662)
 Non-cash items
  Depreciation, depletion and amortization                           47,149             38,589
  Deferred taxes                                                      8,320             (1,006)
  Other - net                                                         6,413              2,114
 Changes in operating assets and liabilities
  Notes and accounts receivable                                     (14,760)            21,894
  Inventories and prepaid expenses                                    2,528            (66,526)
  Accounts payable and accrued liabilities                           23,493                918
  Real estate and investments                                           378              3,493
                                                                  ---------          ---------
    Net cash provided by operations                                  99,617             46,894

INVESTING ACTIVITIES
 Capital expenditures - expansions                                 (162,588)          (182,020)
 Capital expenditures - other                                       (26,831)           (55,050)
 Proceeds from disposal of assets                                     2,142              3,164
 Other - net                                                         (3,841)            (3,503)
                                                                  ---------          ---------
    Net cash used by investing                                     (191,118)          (237,409)

FINANCING ACTIVITIES
 Proceeds from long-term borrowing                                  141,825            113,598
 Net proceeds from issuance of subsidiary preferred securities           --            193,599
 Debt retirements                                                   (55,157)          (119,860)
 Purchase of treasury shares                                           (129)              (154)
 Common dividends paid                                               (3,153)            (3,183)
 Other - net                                                           (724)            (1,275)
                                                                  ---------          ---------
    Net cash provided by financing                                   82,662            182,725
                                                                  ---------          ---------
Decrease in cash                                                     (8,839)            (7,790)

Cash at beginning of period                                          17,652             16,718
                                                                  ---------          ---------
Cash at end of period                                             $   8,813          $   8,928
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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended November 30, 1999, are not necessarily indicative of the results that may be expected for the year ended May 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1999.

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

Intangible Assets. Goodwill and other intangibles is presented net of accumulated amortization of $31.0 million at November 30, 1999 and $28.1 million at May 31, 1999. Goodwill resulting from the acquisitions of Chaparral Steel Company and Riverside Cement Company, totaling $146.8 million at November 30, 1999 and $149.0 million at May 31, 1999 (net of accumulated amortization), is being amortized currently on a straight-line basis over 40-year periods. Other intangibles consisting primarily of goodwill and non-compete agreements are being amortized on a straight-line basis over periods of 2 to 15 years. Management reviews remaining goodwill and other intangibles with consideration toward recovery through future operating results (undiscounted) at the current rates of amortization.

Debt Issuance Cost. Debt issuance costs associated with various debt issues are being amortized over the terms of the related debt.

Other Credits. Other credits of $31.9 million at November 30, 1999 compared to $31.2 million at May 31, 1999, are composed primarily of liabilities related to the Company's retirement plans and deferred compensation agreements.

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

Basic and Diluted EPS are calculated as follows:


                                                          Three months ended  Six months ended
                                                             November 30,       November 30,
     -------------------------------------------------------------------------------------------
     In thousands except per share                          1999      1998     1999     1998
     -------------------------------------------------------------------------------------------
     Earnings:
      Net income                                           $10,672   $22,794  $27,066  $50,080
      Contingent price amortization                             58        58      116      116
                                                           -------   -------  -------  -------
         Basic earnings                                     10,730    22,852   27,182   50,196
      Dividends on preferred securities - net of tax            --     1,788    3,575    3,496
                                                           -------   -------  -------  -------
         Diluted earnings                                  $10,730   $24,640  $30,757  $53,692
                                                           =======   =======  =======  =======
     Shares:
      Weighted average shares outstanding                   21,026    21,220   21,013   21,214
      Contingently issuable shares                             136       121      133      117
                                                           -------   -------  -------  -------
         Basic weighted-average shares                      21,162    21,341   21,146   21,331

      Preferred securities                                      --     2,889    2,889    2,889
      Stock option and award dilution                          446       283      454      449
                                                           -------   -------  -------  -------
         Diluted weighted-average shares (1)                21,608    24,513   24,489   24,669
                                                           =======   =======  =======  =======

     Basic earnings per share                              $   .51   $  1.07  $  1.29  $  2.35
                                                           =======   =======  =======  =======

     Diluted earnings per share                            $   .50   $  1.01  $  1.26  $  2.18
                                                           =======   =======  =======  =======

     /(1)/ Shares excluded due to antidilutive effect:
            Preferred securities                             2,889        --       --       --
            Stock options                                      417       612      418      483

WORKING CAPITAL

Working capital totaled $143.2 million at November 30, 1999, compared to $162.4 million at May 31, 1999.

Notes and accounts receivable of $54.1 million at November and $43.1 million at May are presented net of allowances for doubtful receivables of $3.6 million at November and $2.8 million at May.

On March 15, 1999, the Company entered into an agreement to sell, on a revolving basis, an interest in a defined pool of trade receivables of up to $100 million. The agreement is subject to annual renewal. The maximum amount outstanding varies based upon the level of eligible receivables. The sales were reflected as accounts receivable reductions and as operating cash flows. As collections reduce previously sold interests, new accounts receivable are customarily sold. A $100 million interest was outstanding at November 30, 1999 and May 31, 1999. Fees are variable and follow commercial paper rates. Fees and expenses included in selling, general and administrative expense amounted to $1.5 million and $2.9 million for the three-month and six-month periods ended November 30, 1999, respectively. The Company, as agent for the purchaser, retains collection and administration responsibilities for the participating interests of the defined pool.

Inventories are summarized as follows:

     ------------------------------------------------------
     In thousands                       November     May
     ------------------------------------------------------

     Finished products                 $ 66,665    $ 95,658
     Work in process                     38,621      37,989
     Raw materials and supplies         119,402      97,211
                                       --------    --------
                                       $224,688    $230,858
                                       ========    ========

Inventories are stated at cost (not in excess of market) with approximately half of inventories using the last-in first-out method (LIFO). If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $6.0 million at November and May.


LONG-TERM DEBT

Long-term debt is comprised of the following:

     ----------------------------------------------------------------------------------
     In thousands                                                    November    May
     ----------------------------------------------------------------------------------
     Revolving credit facility maturing in 2004, interest rates
       average 6.76%                                                 $152,500  $ 90,500
     Senior notes
       Notes due through 2017, interest rates average 7.28%           200,000   200,000
       Notes due through 2008, interest rates average 7.28%            75,000    75,000
       Notes due through 2004, interest rates average 10.2%            40,000    40,000
     Variable-rate industrial development revenue bonds
       Bonds maturing in 2028, interest rate approximately 3.5%        50,000    50,000
       Bonds maturing in 2029, interest rate approximately 3.5%-net       303       103
       Bonds maturing in 2029, interest rate approximately 3.5%-net    25,000        --
     Pollution control bonds, due through 2007, interest
      rate 6.38% (75% of prime)                                         6,235     6,575
     Other, maturing through 2009, interest rates
      from 8% to 10%                                                    3,171     3,355
                                                                     --------  --------
                                                                      552,209   465,533
     Less current maturities                                            9,117     9,168
                                                                     --------  --------
                                                                     $543,092  $456,365
                                                                     ========  ========

Annual maturities of long-term debt for each of the five succeeding years are $9.1, $9.0, $8.9, $8.9 and $206.4 million.

The Company has available a bank-financed $450 million long-term revolving credit facility. In addition to the $152.5 million currently outstanding under this facility, $114.5 million has been utilized to support letters of credit. The Company may select at the time of borrowing an interest rate at either prime or the applicable margin above LIBOR. Commitment fees at a current annual rate of .30% are paid on the unused portion of this facility.

On September 22, 1998 and August 3, 1999, the Company issued variable-rate industrial development bonds in the amounts of $50 million and $25 million, respectively. The proceeds reimbursed the Company for costs incurred in connection with the construction of sewage and solid waste disposal facilities at its Virginia steel plant. On May 18, 1999, the Company issued bonds in the amount of $20.5 million of which $303,000 was funded as of November 30, 1999. The proceeds are available to reimburse future construction costs at its Midlothian cement plant.

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

The amount of interest paid for the six-month periods presented was $20.4 million in 1999 and $19.9 million in 1998. Interest capitalized totaled $7.5 million and $8.7 million in the 1999 and 1998 periods, respectively.


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

SHAREHOLDERS' EQUITY

Common stock consists of:

     --------------------------------------------------------------
     In thousands                                    November   May
     --------------------------------------------------------------

     Shares authorized                                40,000  40,000
     Shares outstanding at end of period              21,040  20,991
     Shares held in treasury                           4,027   4,076
     Shares reserved for stock options and other       3,809   3,853

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

A summary of option transactions for the six-month period ended November 30, 1999, follows:

     --------------------------------------------------------------------------
                                                            Weighted Average
                                   Shares Under Option        Option Price
     --------------------------------------------------------------------------
     Outstanding at June 1            2,055,123                    $28.31
          Granted                        15,000                     37.13
          Exercised                     (51,290)                    21.98
          Cancelled                     (48,850)                    32.11
                                      ---------                    ------
     Outstanding at November 30       1,969,983                    $28.44
                                      =========                    ======

At November 30, 1999, there were 895,353 shares exercisable and 1,674,830 shares available for future grants. Outstanding options expire on various dates to October 19, 2009.

INCOME TAXES

Federal income taxes for the interim periods ended November 30, 1999 and 1998, have been included in the accompanying financial statements on the basis of an estimated annual rate. The estimated annualized tax rate is 34.0% for 1999 compared with 33.6% for 1998. The primary reason that these respective tax rates differ from the 35% statutory corporate rate is due to goodwill expense which is not tax deductible, percentage depletion which is tax deductible and the state income tax expense. The Company made income tax payments of $2.2 million and $23.0 million in the six-month periods ended November 30, 1999 and 1998, respectively.

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

                                   EXHIBIT A
                                   ---------

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors
Texas Industries, Inc.



We have reviewed the accompanying condensed consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of November 30, 1999 and the related condensed consolidated statements of income for the three-month and six-month periods ended November 30, 1999 and 1998 and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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


December 14, 1999
Dallas, Texas

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of operations and financial condition for the three-month and six-month periods ended November 30, 1999 to the three-month and six-month periods ended November 30, 1998.

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

Business Segments

                                    Three months ended    Six months ended
                                        November 30,         November 30,
  ---------------------------------------------------------------------------
  In thousands                           1999      1998      1999      1998
  ---------------------------------------------------------------------------
  TOTAL SALES
      Cement                           $ 77,936  $ 69,605  $158,987  $145,749
      Ready-mix                          66,908    57,708   142,277   123,426
      Stone, sand & gravel               26,068    23,096    54,691    50,449
      Structural mills                  116,874   100,219   216,544   189,527
      Bar mill                           28,108    25,762    53,135    62,732

  UNITS SHIPPED
      Cement (tons)                       1,027       915     2,064     1,916
      Ready-mix (cubic yards)             1,053       956     2,231     2,076
      Stone, sand & gravel (tons)         4,749     4,139     9,907     9,453
      Structural mills (tons)               356       257       696       469
      Bar mill (tons)                        84        72       159       175

  NET SALES
      Cement                           $ 58,914  $ 50,891  $118,692  $106,393
      Ready-mix                          66,793    57,539   142,007   123,068
      Stone, sand & gravel               17,952    16,382    38,447    36,562
      Other products                     24,775    25,399    53,007    53,065
                                       --------  --------  --------  --------
      TOTAL CAC                         168,434   150,211   352,153   319,088

      Structural mills                  116,874   100,219   216,544   189,527
      Bar mill                           28,108    25,762    53,135    62,732
      Other                               3,824     4,210     7,303     8,163
                                       --------  --------  --------  --------
      TOTAL STEEL                       148,806   130,191   276,982   260,422
                                       --------  --------  --------  --------
      TOTAL NET SALES                  $317,240  $280,402  $629,135  $579,510
                                       ========  ========  ========  ========

                                                       Three months ended                       Six months ended
                                                          November 30,                            November 30,
  ----------------------------------------------------------------------------------------------------------------
  In thousands                                           1999         1998                      1999        1998
  ----------------------------------------------------------------------------------------------------------------
  CAC OPERATIONS
      Gross profit                                    $ 61,103      $ 55,393                 $ 130,657   $ 119,095
      Less:    Depreciation, depletion &
                  amortization                           9,656         9,272                    19,405      18,227
               Selling, general & administrative        11,315         9,323                    22,669      18,687
               Other income                             (1,119)       (2,565)                   (1,420)     (3,105)
                                                       -------      --------                  --------    --------
      OPERATING PROFIT                                  41,251        39,363                    90,003      85,286

  STEEL OPERATIONS
      Gross profit                                      14,650        21,274                    23,464      45,976
      Less:    Depreciation & amortization              15,857        10,050                    27,223      19,877
               Selling, general & administrative         6,814         7,151                    12,570      15,530
               Other income                             (2,503)         (416)                   (2,672)       (916)
                                                       -------      --------                  --------    --------
      OPERATING PROFIT (LOSS)                           (5,518)        4,489                   (13,657)     11,485
                                                       -------      --------                  --------    --------
  TOTAL OPERATING PROFIT                                35,733        43,852                    76,346      96,771

  CORPORATE RESOURCES
      Other income                                       1,194         3,691                     1,644       5,075
      Less:    Depreciation & amortization                 286           234                       521         485
               Selling, general & administrative         7,945         7,492                    17,820      13,520
                                                       -------      --------                  --------    --------
                                                        (7,037)       (4,035)                  (16,697)     (8,930)

  INTEREST EXPENSE                                      (9,786)       (2,805)                  (13,161)     (7,096)
                                                       -------      --------                  --------    --------

  INCOME BEFORE TAXES & OTHER ITEMS                    $18,910      $ 37,012                  $ 46,488    $ 80,745
                                                       =======      ========                  ========    ========

RESULTS OF OPERATIONS

Net Sales. Consolidated net sales for the current quarter were $317.2 million, an increase of $36.8 million from the prior year quarter. Consolidated net sales for the current six-month period were $629.1 million, an increase of $49.6 million from the prior year period. Sales for both CAC and Steel segments improved.

CAC sales were up from the prior year 12% for the quarter and 10% for the six months. Strong construction activity in the Company's market areas continue to sustain demand for building materials. Total cement sales for the current quarter were 12% above the prior year quarter on 12% higher shipments. Total cement sales for the current six months were 9% above the prior year period on 8% higher shipments. Average trade prices increased 3% in the current periods over the prior year periods. Ready-mix sales for the current quarter increased 16% from the prior year quarter on 10% higher volume and 5% higher average trade prices. Aggregate sales for the current quarter were 13% above the prior year quarter due to a 15% increase in shipments on slightly lower average trade prices.

Steel sales were up from the prior year 14% for the quarter and 6% for the six months. Shipments in the current quarter were 34% higher than the prior year quarter with realized prices 14% lower than the prior year period but 10% above the August 1999 quarter. There continues to be a strong demand for structural products in North America. Structural steel prices increased 12% in the current quarter from the August 1999 quarter on 5% higher shipments. Price increases announced in August and September positively impacted sales. Additional structural product price increases announced in November will continue the price recovery. Bar mill sales in the current quarter increased 9% with shipments up 15%. Average prices were comparable to those of the August 1999 quarter but 5% below those of the prior year period.

Operating Costs. Consolidated cost of products sold including depreciation, depletion and amortization for the current quarter was $265.9 million, an increase of $43.9 million from the prior year quarter. Costs for the current six months were $519.5 million, an increase of $69.0 million from the prior year period. CAC costs increased from the prior year $12.9 million in the quarter and $22.6 million in the six months due primarily to increased cement and ready-mix shipments at higher unit costs and increased aggregate production. Steel costs increased from the prior year $31.0 million in the quarter and $46.4 million in the six months on increased shipments, higher scrap prices and the start-up operations in Virginia with its expected high cost and low production.

CAC selling, general and administrative expenses including depreciation and amortization increased from the prior year $2.0 million in the quarter and $4.0 million in the six months due primarily to higher incentive accruals. Steel expense decreased $300,000 in the quarter and $3.0 million in the six months due in part to lower selling expense and incentive accruals.

Operating Profit. Operating profit of $35.7 million for the current quarter was $8.1 million lower than the prior year period. Operating profit of $76.3 million for the current six months was $20.4 million lower than the prior year period. CAC operating profit was up 5% for the quarter and 6% for the six months due to increased cement and ready-mix shipments. Cement profit margins declined slightly as increased selling prices were offset by higher unit costs. Steel incurred an operating loss of $5.5 million for the current quarter compared to an operating profit of $4.5 million for the prior year period. This reflects the decline in structural beam prices experienced over the past year plus higher costs of manufacturing in the recent start-up of the Virginia plant. However, structural steel price increases beginning in August and September contributed to a $2.6 million improvement over the August 1999 quarter.

Steel profits in the current quarter included $2.0 million in income from an insurance settlement. Profits in the February 2000 quarter will include approximately $6.3 million in income from the settlement in December 1999 of the Company's litigation against certain graphite electrode suppliers.

The Company's new Virginia steel plant began operations in August 1999. It is anticipated that start-up costs and higher than normal unit operating costs due to lower production as the plant is brought on-line could adversely affect near term results.

Corporate Resources. Selling, general and administrative expenses including depreciation and amortization increased $500,000 for the quarter and $4.3 million for the six months due to the ongoing costs of the Company's March 1999 agreement to sell receivables, higher real estate operating expenses and retirement accruals, partially offset by lower incentive accruals. Other income decreased $2.5 million in the current quarter and $3.4 million in the current six months due to lower income from interest and the Company's real estate operations.

Interest Expense. Interest expense for the current six month period at $13.2 million was $6.1 million higher than the prior year period. The increase was due to a $4.9 million increase in interest resulting from higher average outstanding debt and a $1.2 million reduction in interest capitalized.

Income Taxes. The Company's current effective tax rate is estimated at 34.0% compared to 33.6% in the prior year period. The primary reason that the tax rate differs from the 35% statutory corporate rate is due to goodwill expense that is not tax deductible, percentage depletion that is tax deductible and state income tax expense.

Dividends on Preferred Securities - Net of Tax. Dividends on preferred securities of subsidiary in the amount of $3.6 million for the current six-month period net of tax benefit were incurred due to the issuance of such securities in June 1998.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $99.6 million, an increase of $52.7 million over the prior year period primarily due to changes in working capital items and higher depreciation, depletion and amortization expense that was partially offset by lower net income. Increased Steel shipments and prices increased receivables and decreased inventories. Accounts payable and accrued expenses increased primarily due to the timing of accounts payable payments at the end of the November 1999 quarter. During the 1998 period, the decline in Steel shipments and prices reduced receivables and sharply increased inventories. Accounts payable and accrued expenses increased in part due to higher interest accruals.

Net cash used by investing activities was $191.1 million compared to $237.4 million during the prior year period, consisting principally of capital expenditure items. Historically, capital expenditures have consisted of normal replacement and technological upgrades of existing equipment. The fiscal year 2000 capital expenditure budget for such equipment is estimated at $120 million. Expenditures for these activities were $26.8 million in the current six-month period compared to $55.1 million in the prior year period. Capital expenditures for plant expansions included $94.6 million in the current six-month period incurred for the expansion of the Company's Midlothian, Texas cement plant. Completion is expected by the fall of 2000. The project will expand the production of the plant from 1.3 to 2.8 million tons per year and require a capital commitment of approximately $250 million. In addition, $68.0 million was incurred in completing the Company's Virginia steel facility. Production at the facility began in August 1999.

Net cash provided by financing activities was $82.7 million, compared to $182.7 million during the prior year period. During the current six-month period, the Company issued variable-rate industrial development bonds in the amount of $25 million. The proceeds were used to reimburse construction costs incurred at its Virginia steel plant. The Company also has available $20.2 million from its May 1999 bond issue to reimburse future construction costs at its Midlothian cement plant. The Company has a $450 million revolving credit facility that expires in March 2004. At November 30,1999, $152.5 million was outstanding under the credit facility and an additional $114.5 million had been utilized to support letters of credit. On June 5, 1998, TXI Capital Trust I, a Delaware business trust wholly owned by the Company, issued 4,000,000 of its 5.5% Shared Preference Redeemable Securities to the public. Net proceeds amounted to $193.6 million. The Company's quarterly cash dividend at $.075 per common shares remained unchanged from the prior year period.

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

OTHER ITEMS

Litigation. On November 25, 1998, Chaparral Steel Company ("Chaparral"), a wholly owned subsidiary, filed an action seeking damages, trebled as allowed by law, plus interest and costs, in the District Court of Ellis County, Texas against Showa Denko Carbon, Inc. ("SDC"); Showa Financing, K.K.; Showa Denko, K.K.; The Carbide/Graphite Group, Inc. ("CGG"); SGL Carbon Aktiengesellschaft and SGL Carbon Corp. ("SGL"); and UCAR Carbon Company, Inc. and UCAR International, Inc. ("UCAR") (collectively "Defendants") asserting causes of action for illegal restraints of trade in the sale of graphite electrodes. In December, 1999, Nippon Carbon Co., Ltd.; SEC Corporation; Tokai Carbon U.S.A., Inc.; Tokai Carbon Company, Ltd.; VAW Aluminium Aktiengesellschaft; and VAW Carbon GMBH were added by Chaparral to the action. SDC and its affiliates and UCAR and its affiliates have settled with Chaparral and have been removed from the action. In related criminal actions, two of the Defendants have pled guilty to criminal violations of the U.S. Antitrust laws and have paid fines; and a third Defendant has announced that it has agreed to cooperate with the U.S. Department of Justice investigation into the graphite electrode industry in exchange for immunity from criminal prosecution for it and some of its executives. For these reasons, although the Company's action is still in its discovery stages, the Company believes that it should, subject to inherent uncertainties of litigation, prevail in its claims against the remaining Defendants.

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

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the impact of competitive pressures and changing economic conditions on the Company's business and its dependence on residential and commercial construction activity, and the impact of environmental laws and other regulations.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of the Shareholders held October 19, 1999, shareholders elected as Directors of the Company, Robert Alpert, Eugenio Clariond Reyes and Elizabeth C. Williams to terms expiring in 2002. Votes cast to elect Robert Alpert were 18,595,960 affirmative, 317,081 opposed and 2,096,085 abstained or non-voted. Votes cast to elect Eugenio Clariond Reyes were 14,546,012 affirmative, 4,367,029 opposed and 2,096,085 abstained or non-voted. Votes cast to elect Elizabeth C. Williams were 18,600,569 affirmative, 312,472 opposed and 2,096,085 abstained or non-voted. Terms of office expire for the continuing directors John M. Belk, Gordon E. Forward and James M. Hoak, Jr. in 2000 and for the continuing directors Gerald R. Heffernan, Robert D. Rogers and Ian Wachtmeister in 2001.

Item 6.   Exhibits and Reports on Form 8-K

The following exhibits are included herein:

          (15)  Letter re:  Unaudited Interim Financial Information

          (27)  Financial Data Schedule

This schedule contains summary financial information extracted from the Registrant's Unaudited November 30, 1999 Consolidated Financial Statements and is qualified in its entirety by reference to such financial statements.

The remaining exhibits have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

The Registrant did not file any reports on Form 8-K during the three-month period ended November 30, 1999.

                                  SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TEXAS INDUSTRIES, INC.



January 12, 2000                   /s/  Richard M. Fowler
----------------                   ----------------------
                                   Richard M. Fowler
                                   Vice President - Finance and Chief Financial
                                   Officer
                                   (Principal Financial Officer)



January 12, 2000                   /s/  James R. McCraw
----------------                   --------------------
                                   James R. McCraw
                                   Vice President - Accounting and Information
                                   Services
                                   (Principal Accounting Officer)

                               INDEX TO EXHIBITS


   Exhibits                                                           Page

 15. Letter re:  Unaudited Interim Financial Information.............  21

 27. Financial Data Schedule.........................................  **



     ** Electronically filed only.