Form 10-Q
period 2000-02-29
TEXAS INDUSTRIES INC
filed 2000-04-12
CIK 97472

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q



(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 29, 2000


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

As of April 10, 2000, 21,068,828 shares of Registrant's Common Stock, $1.00 par value, were outstanding.

                                     INDEX

                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION                                                                        Page
-----------------------------

Item 1.     Financial Statements

            Consolidated Balance Sheets - February 29, 2000 and May 31, 1999.......................    3

            Consolidated Statements of Income -- three months and nine months ended
               February 29, 2000 and February 28, 1999.............................................    4

            Consolidated Statements of Cash Flows -- nine months ended February 29, 2000
               and February 28, 1999...............................................................    5

            Notes to Consolidated Financial Statements.............................................    6

            Independent Accountants' Review Report.................................................   12

Item 2.     Management's Discussion and Analysis of Operating Results
               and Financial Condition.............................................................   13

Item 3.     Quantitative and Qualitative Disclosures About Market Risk -- the information
               required by this item is included in Item 2.........................................   --

PART II.  OTHER INFORMATION
-----------------------------

Item 1.     Legal Proceedings......................................................................  18

Item 6.     Exhibits and Reports on Form 8-K.......................................................  18

SIGNATURES
----------

                          CONSOLIDATED BALANCE SHEETS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

                                                       (Unaudited)
                                                       February 29,   May 31,
------------------------------------------------------------------------------
In thousands                                               2000        1999
------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
 Cash                                                   $    6,926  $   17,652
 Notes and accounts receivable                              58,988      43,119
 Inventories                                               235,198     230,858
 Prepaid expenses                                           29,318      18,776
                                                        ----------  ----------
      TOTAL CURRENT ASSETS                                 330,430     310,405

OTHER ASSETS
 Real estate and other investments                          19,532      19,925
 Goodwill and other intangibles                            153,788     155,349
 Other                                                      44,423      39,150
                                                        ----------  ----------
                                                           217,743     214,424

PROPERTY, PLANT AND EQUIPMENT
 Land and land improvements                                185,097     148,184
 Buildings                                                  83,442      75,110
 Machinery and equipment                                 1,465,320     952,657
 Construction in progress                                  212,921     525,439
                                                        ----------  ----------
                                                         1,946,780   1,701,390
 Less allowances for depreciation                          759,487     695,166
                                                        ----------  ----------
                                                         1,187,293   1,006,224
                                                        ----------  ----------
                                                        $1,735,466  $1,531,053
                                                        ==========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Trade accounts payable                                 $   77,333  $   82,790
 Accrued interest, wages and other items                    64,135      56,036
 Current portion of long-term debt                           9,058       9,168
                                                        ----------  ----------
      TOTAL CURRENT LIABILITIES                            150,526     147,994

LONG-TERM DEBT                                             602,782     456,365

DEFERRED FEDERAL INCOME TAXES AND OTHER CREDITS            111,698      94,144

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
 PREFERRED SECURITIES OF SUBSIDIARY HOLDING
 SOLELY COMPANY CONVERTIBLE DEBENTURES                     200,000     200,000

SHAREHOLDERS' EQUITY
 Common stock, $1 par value                                 25,067      25,067
 Additional paid-in capital                                258,158     257,773
 Retained earnings                                         476,862     440,645
 Cost of common shares in treasury                         (89,627)    (90,935)
                                                        ----------  ----------
                                                           670,460     632,550
                                                        ----------  ----------
                                                        $1,735,466  $1,531,053
                                                        ==========  ==========

See notes to consolidated financial statements.

                                  (Unaudited)
                       CONSOLIDATED STATEMENTS OF INCOME
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES



                                                 Three months ended        Nine months ended
                                                       February                 February
--------------------------------------------------------------------------------------------
In thousands except per share                        2000     1999        2000       1999
--------------------------------------------------------------------------------------------
NET SALES                                         $314,282   $252,817   $943,417   $832,327

COSTS AND EXPENSES (INCOME)
 Cost of products sold                             262,575    215,650    782,058    666,089
 Selling, general and administrative                28,032     24,220     83,771     74,546
 Interest                                            9,721      2,961     22,882     10,057
 Other income                                       (9,773)    (7,485)   (15,509)   (16,581)
                                                  --------   --------   --------   --------
                                                   290,555    235,346    873,202    734,111
                                                  --------   --------   --------   --------
       INCOME BEFORE THE FOLLOWING ITEMS            23,727     17,471     70,215     98,216

Income taxes                                         8,055      5,530     23,902     32,699
                                                  --------   --------   --------   --------
                                                    15,672     11,941     46,313     65,517

Dividends on preferred securities - net of tax      (1,788)    (1,787)    (5,363)    (5,283)
                                                  --------   --------   --------   --------
       NET INCOME                                 $ 13,884   $ 10,154   $ 40,950   $ 60,234
                                                  ========   ========   ========   ========



BASIC
 Average shares                                     21,190     21,285     21,161     21,316

 Earnings per share                               $    .65   $    .48   $   1.94   $   2.83
                                                  ========   ========   ========   ========

DILUTED
 Average shares                                     24,581     21,485     24,520     24,570

 Earnings per share                               $    .64   $    .48   $   1.90   $   2.67
                                                  ========   ========   ========   ========


Cash dividends                                    $   .075   $   .075   $   .225   $   .225
                                                  ========   ========   ========   ========


See notes to consolidated financial statements.

                                  (Unaudited)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES




                                                                    Nine months ended
                                                                          February
----------------------------------------------------------------------------------------
In thousands                                                         2000        1999
----------------------------------------------------------------------------------------
OPERATING ACTIVITIES
 Net income                                                       $  40,950   $  60,234
 Gain on disposal of assets                                          (1,052)     (2,830)
 Non-cash items
  Depreciation, depletion and amortization                           73,086      58,000
  Deferred taxes                                                     12,466      (1,488)
  Other - net                                                         6,398       5,133
 Changes in operating assets and liabilities
  Notes and accounts receivable                                     (19,653)      5,619
  Inventories and prepaid expenses                                  (11,574)    (56,008)
  Accounts payable and accrued liabilities                            8,543       7,298
  Real estate and investments                                           393       3,809
                                                                  ---------   ---------
    Net cash provided by operations                                 109,557      79,767

INVESTING ACTIVITIES
 Capital expenditures - expansions                                 (213,598)   (292,340)
 Capital expenditures - other                                       (38,655)    (77,629)
 Proceeds from disposal of assets                                     3,239       7,469
 Other - net                                                        (11,743)     (3,916)
                                                                  ---------   ---------
    Net cash used by investing                                     (260,757)   (366,416)

FINANCING ACTIVITIES
 Proceeds from long-term borrowing                                  230,200     259,232
 Net proceeds from issuance of subsidiary preferred securities           --     193,589
 Debt retirements                                                   (83,905)   (163,721)
 Purchase of treasury shares                                           (143)     (2,817)
 Common dividends paid                                               (4,732)     (4,775)
 Other - net                                                           (946)     (3,545)
                                                                  ---------   ---------
    Net cash provided by financing                                  140,474     277,963
                                                                  ---------   ---------
Decrease in cash                                                    (10,726)     (8,686)

Cash at beginning of period                                          17,652      16,718
                                                                  ---------   ---------
Cash at end of period                                             $   6,926   $   8,032
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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended February 29, 2000, are not necessarily indicative of the results that may be expected for the year ended May 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1999.

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

Intangible Assets. Goodwill and other intangibles is presented net of accumulated amortization of $32.4 million at February 29, 2000 and $28.1 million at May 31, 1999. Goodwill resulting from the acquisitions of Chaparral Steel Company and Riverside Cement Company, totaling $147.7 million at February 29, 2000 and $149.0 million at May 31, 1999 (net of accumulated amortization), is being amortized currently on a straight-line basis over 40-year periods. Other intangibles consisting primarily of goodwill and non-compete agreements are being amortized on a straight-line basis over periods of 2 to 15 years. Settlement of appraisal rights relating to the acquisition of the minority interest in Chaparral resulted in the recognition of $2.0 million additional goodwill during the February 2000 quarter. Management reviews remaining goodwill and other intangibles with consideration toward recovery through future operating results (undiscounted) at the current rates of amortization.

Debt Issuance Cost. Debt issuance costs associated with various debt issues are being amortized over the terms of the related debt.

Other Credits. Other credits of $32.4 million at February 29, 2000 compared to $31.2 million at May 31, 1999, are composed primarily of liabilities related to the Company's retirement plans and deferred compensation agreements.

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

Basic and Diluted EPS are calculated as follows:

                                                          Three months ended       Nine months ended
                                                                February                 February
-----------------------------------------------------------------------------------------------------
     In thousands except per share                             2000     1999           2000     1999
-----------------------------------------------------------------------------------------------------
     Earnings:
      Net income                                            $13,884  $10,154        $40,950  $60,234
      Contingent price amortization                              58       58            174      174
                                                            -------  -------        -------  -------
         Basic earnings                                      13,942   10,212         41,124   60,408

      Dividends on preferred securities - net of tax          1,788       --          5,363    5,283
                                                            -------  -------        -------  -------
         Diluted earnings                                   $15,730  $10,212        $46,487  $65,691
                                                            =======  =======        =======  =======
     Shares:
      Weighted average shares outstanding                    21,052   21,163         21,026   21,197
      Contingently issuable shares                              138      122            135      119
                                                            -------  -------        -------  -------
         Basic weighted-average shares                       21,190   21,285         21,161   21,316

      Preferred securities                                    2,889       --          2,889    2,889
      Stock option and award dilution                           502      200            470      365
                                                            -------  -------        -------  -------
         Diluted weighted-average shares/(1)/                24,581   21,485         24,520   24,570
                                                            =======  =======        =======  =======

     Basic earnings per share                                  $.65     $.48          $1.94    $2.83
                                                            =======  =======        =======  =======

     Diluted earnings per share                                $.64     $.48          $1.90    $2.67
                                                            =======  =======        =======  =======

     /(1)/  Shares excluded due to antidilutive effect:
               Preferred securities                              --    2,889             --       --
               Stock options                                    517      788            451      585



WORKING CAPITAL

Working capital totaled $179.9 million at February 29, 2000, compared to $162.4 million at May 31, 1999.

Notes and accounts receivable of $59.0 million at February and $43.1 million at May are presented net of allowances for doubtful receivables of $4.2 million at February and $2.8 million at May.

On March 15, 1999, the Company entered into an agreement to sell, on a revolving basis, an interest in a defined pool of trade receivables of up to $100 million. The agreement is subject to annual renewal. The maximum amount outstanding varies based upon the level of eligible receivables. The sales were reflected as accounts receivable reductions and as operating cash flows. As collections reduce previously sold interests, new accounts receivable are customarily sold. A $100 million interest was outstanding at February 29, 2000 and May 31, 1999. Fees are variable and follow commercial paper rates. Fees and expenses included in selling, general and administrative expense amounted to $1.6 million and $4.5 million for the three-month and nine-month periods ended February 29, 2000, respectively. The Company, as agent for the purchaser, retains collection and administration responsibilities for the participating interests of the defined pool.

Inventories are summarized as follows:

          -------------------------------------------------
          In thousands                  February     May
          -------------------------------------------------

          Finished products             $ 60,584  $ 95,658
          Work in process                 54,708    37,989
          Raw materials and supplies     119,906    97,211
                                        --------  --------
                                        $235,198  $230,858
                                        ========  ========

Inventories are stated at cost (not in excess of market) with approximately half of inventories using the last-in first-out method (LIFO). If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $7.0 million at February and $6.0 million at May.


LONG-TERM DEBT

Long-term debt is comprised of the following:

          -----------------------------------------------------------------------------------
          In thousands                                                      February    May
          -----------------------------------------------------------------------------------
          Revolving credit facility maturing in 2004, interest rates
            average 7.19%                                                   $212,250  $ 90,500
          Senior notes
            Notes due through 2017, interest rates average 7.28%             200,000   200,000
            Notes due through 2008, interest rates average 7.28%              75,000    75,000
            Notes due through 2004, interest rates average 10.2%              40,000    40,000
          Variable-rate industrial development revenue bonds
            Bonds maturing in 2028, interest rate approximately 3.5%          50,000    50,000
            Bonds maturing in 2029, interest rate approximately 3.5%-net         303       103
            Bonds maturing in 2029, interest rate approximately 3.5%-net      25,000        --
          Pollution control bonds, due through 2007, interest
            rate 6.56% (75% of prime)                                          6,235     6,575
          Other, maturing through 2009, interest rates
            from 8% to 10%                                                     3,052     3,355
                                                                            --------  --------
                                                                             611,840   465,533
          Less current maturities                                              9,058     9,168
                                                                            --------  --------
                                                                            $602,782  $456,365
                                                                            ========  ========

Annual maturities of long-term debt for each of the five succeeding years are $9.1, $9.0, $8.9, $8.9 and $266.2 million.

The Company has available a bank-financed $450 million long-term revolving credit facility. In addition to the $212.3 million currently outstanding under this facility, $111.5 million has been utilized to support letters of credit. The Company may select at the time of borrowing an interest rate at either prime or the applicable margin above LIBOR. Commitment fees at a current annual rate of .30% are paid on the unused portion of this facility.

On September 22, 1998 and August 3, 1999, the Company issued variable-rate industrial development bonds in the amounts of $50 million and $25 million, respectively. The proceeds reimbursed the Company for costs incurred in connection with the construction of sewage and solid waste disposal facilities at its Virginia steel plant. On May 18, 1999, the Company issued bonds in the amount of $20.5 million of which $303,000 was funded as of February 29, 2000. The proceeds are available to reimburse future construction costs at its Midlothian cement plant.

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

The amount of interest paid for the nine-month periods presented was $24.5 million in 2000 and $17.7 million in 1999. Interest capitalized totaled $9.6 million and $15.0 million in the 2000 and 1999 periods, respectively.


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


SHAREHOLDERS' EQUITY


Common stock consists of:

--------------------------------------------------------------------
     In thousands                                   February   May
 -------------------------------------------------------------------
     Shares authorized                                40,000  40,000
     Shares outstanding at end of period              21,064  20,991
     Shares held in treasury                           4,003   4,076
     Shares reserved for stock options and other       3,792   3,853

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

A summary of option transactions for the nine-month period ended February 29, 2000, follows:

     ---------------------------------------------------------------------------
                                                             Weighted Average
                                     Shares Under Option      Option Price
     ---------------------------------------------------------------------------
     Outstanding at June 1                  2,055,123            $28.31
      Granted                                 238,800             41.25
      Exercised                               (70,198)            21.93
      Cancelled                               (56,070)            31.76
                                            ---------            ------
     Outstanding at February 29             2,167,655            $29.85
                                            =========            ======

At February 29, 2000, there were 1,139,775 shares exercisable and 1,458,250 shares available for future grants. Outstanding options expire on various dates to January 12, 2010.

INCOME TAXES

Federal income taxes for the interim periods ended February 29, 2000 and February 28, 1999, have been included in the accompanying financial statements on the basis of an estimated annual rate. The estimated annualized tax rate is 33.9% for 2000 compared with 33.1% for 1999. The primary reason that these respective tax rates differ from the 35% statutory corporate rate is due to goodwill expense which is not tax deductible, percentage depletion which is tax deductible and the state income tax expense. The Company made income tax payments of $3.0 million and $37.4 million in the nine-month periods ended February 29, 2000 and February 28, 1999, respectively.

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

                                   EXHIBIT A
                                   ---------

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors
Texas Industries, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of February 29, 2000 and the related condensed consolidated statements of income for the three-month and nine-month periods ended February 29, 2000 and February 28, 1999, and the condensed consolidated statements of cash flows for the nine-month periods ended February 29, 2000 and February 28, 1999. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of May 31, 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended [not presented herein] and in our report dated July 16, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                           /s/  Ernst & Young LLP
                                           ----------------------

March 13, 2000
Dallas, Texas

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of operations and financial condition for the three-month and nine-month periods ended February 29, 2000 to the three-month and nine-month periods ended February 28, 1999.

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


Business Segments


                                     Three months ended     Nine months ended
                                          February              February
------------------------------------------------------------------------------
  In thousands                           2000      1999      2000      1999
------------------------------------------------------------------------------
  TOTAL SALES
      Cement                         $ 69,635  $ 67,025      $228,622  $212,774
      Ready-mix                        55,645    61,831       197,922   185,257
      Stone, sand & gravel             23,030    21,367        77,721    71,816
      Structural mills                134,948    80,677       351,492   270,204
      Bar mill                         26,193    21,532        79,328    84,264

  UNITS SHIPPED
      Cement (tons)                       937       887         3,001     2,803
      Ready-mix (cubic yards)             889       994         3,120     3,070
      Stone, sand & gravel (tons)       4,377     3,893        14,284    13,346
      Structural mills (tons)             378       245         1,074       714
      Bar mill (tons)                      79        62           238       237

  NET SALES
      Cement                         $ 53,088  $ 48,541      $171,780  $154,934
      Ready-mix                        55,548    61,712       197,555   184,780
      Stone, sand & gravel             15,869    14,296        54,316    50,858
      Other products                   24,611    23,904        77,618    76,969
                                     --------  --------      --------  --------
      TOTAL CAC                       149,116   148,453       501,269   467,541

      Structural mills                134,948    80,677       351,492   270,204
      Bar mill                         26,193    21,532        79,328    84,264
      Other                             4,025     2,155        11,328    10,318
                                     --------  --------      --------  --------
      TOTAL STEEL                     165,166   104,364       442,148   364,786
                                     --------  --------      --------  --------
      TOTAL NET SALES                $314,282  $252,817      $943,417  $832,327
                                     ========  ========      ========  ========

                                                       Three months ended    Nine months ended
                                                            February             February
-------------------------------------------------------------------------------------------------
  In thousands                                           2000       1999       2000       1999
-------------------------------------------------------------------------------------------------
  CAC OPERATIONS
     Gross profit                                      $51,136       $46,041  $181,793   $165,136
     Less: Depreciation, depletion & amortization        9,823         9,141    29,228     27,368
           Selling, general & administrative             9,825         9,665    32,494     28,352
           Other income                                    (18)         (703)   (1,438)    (3,808)
                                                       -------       -------   -------    -------
     OPERATING PROFIT                                   31,506        27,938   121,509    113,224

  STEEL OPERATIONS
      Gross profit                                      25,150         9,218    48,614     55,194
      Less: Depreciation & amortization                 15,825        10,040    43,048     29,917
            Selling, general & administrative            7,453         5,579    20,023     21,109
            Other income                                (9,099)       (6,534)  (11,771)    (7,450)
                                                       -------       -------   -------    -------
      OPERATING PROFIT (LOSS)                           10,971           133    (2,686)    11,618
                                                       -------       -------   -------    -------
  TOTAL OPERATING PROFIT                                42,477        28,071   118,823    124,842

  CORPORATE RESOURCES
      Other income                                         656           248     2,300      5,323
      Less: Depreciation & amortization                    289           230       810        715
            Selling, general & administrative            9,396         7,657    27,216     21,177
                                                       -------       -------   -------    -------
                                                        (9,029)       (7,639)  (25,726)   (16,569)

  INTEREST EXPENSE                                      (9,721)       (2,961)  (22,882)   (10,057)
                                                       -------       -------   -------    -------

  INCOME BEFORE TAXES & OTHER ITEMS                    $23,727       $17,471  $ 70,215   $ 98,216
                                                       =======       =======   =======    =======

RESULTS OF OPERATIONS

Net Sales. Consolidated net sales for the current quarter were $314.3 million, an increase of $61.5 million from the prior year quarter. Consolidated net sales for the current nine-month period were $943.4 million, an increase of $111.1 million from the prior year period. Sales for both CAC and Steel segments improved.

CAC net sales for the current quarter were comparable to the prior year period. Sales for the current nine-month period were up 7%. Strong construction activity continues to sustain demand for building materials in the Company's CAC markets. Total cement sales for the current quarter increased 4% from the prior year quarter on 6% higher shipments. Total cement sales for the current nine-month period increased 7% from the prior year period on 7% higher shipments. Average trade prices remained at prior year levels. Ready-mix sales for the current quarter decreased 10% from the prior year period on 11% lower volume. Ready-mix sales in the current nine-month period were 7% above the prior year on 5% higher average prices. Aggregate sales in the current quarter increased 8% over the prior year period due to a 12% increase in shipments with average trade prices somewhat lower.

Steel sales were up 58% for the current quarter and 21% for the current nine-month period from the prior year. Shipments in the current quarter were 49% above the prior year quarter with realized prices improving 6%. There continues to be strong demand for structural products in North America. Realized structural steel prices increased 9% in the current quarter from the November 1999 quarter on 6% higher shipments. Structural steel price increases announced during the last half of calendar 1999 should result in continued price recovery. Bar mill sales in the current quarter increased 22% with shipments 28% higher and average prices 5% lower than the prior year quarter.

Operating Costs. Consolidated cost of products sold including depreciation, depletion and amortization for the current quarter was $262.6 million, an increase of $46.9 million from the prior year quarter. Costs for the current nine-month period were $782.1 million, an increase of $116.0 million from the prior year period. CAC costs decreased from the prior year $3.7 million in the quarter due to lower cement unit manufacturing costs and ready-mix volume.
Costs increased $18.9 million in the nine-month period due primarily to increased ready-mix distribution costs and aggregate production. Steel costs increased from the prior year $50.7 million in the quarter and $97.1 million in the nine-month period on increased shipments, higher scrap prices and the start-up operations in Virginia with its expected high cost and low production.

CAC selling, general and administrative expenses including depreciation and amortization increased from the prior year $100,000 in the quarter and $4.2 million in the nine-month period due primarily to higher incentive accruals. Steel expenses increased from the prior year $1.9 million in the quarter due in part to increased incentive accruals and Virginia administrative expenses. Expenses decreased $1.1 million in the nine-month period due in part to lower selling expense and incentive accruals partially offset by increased Virginia administrative expenses.

Operating Profit. Operating profit of $42.5 million for the current quarter was $14.4 million higher than the prior year period. Operating profit of $118.8 million for the current nine-month period was $6.0 million lower than the prior year period. CAC operating profit was up 13% for the quarter and 7% for the nine-month period due to increased shipments. Cement profit margins improved in the current quarter due to lower unit manufacturing costs offset by higher ready-mix distribution costs. Steel operating profit increased $10.8 million in the current quarter from the prior year quarter and $16.5 million from the November 1999 quarter. This reflects the increase in shipments and structural beam prices experienced over the past six months offset by higher costs of manufacturing in the recent start-up of the Virginia plant. The profit in both the current quarter and the prior year quarter includes $6.3 million in pre-tax income from the Company's litigation against certain graphite electrode suppliers.

The Company's new Virginia steel plant began operations in August 1999. Start-up of the Virginia steel plant could adversely affect near term results as higher than normal unit operating costs are expected due to lower production.

Corporate Resources. Selling, general and administrative expenses including depreciation and amortization increased from the prior year $1.8 million for the
quarter and $6.1 million for the nine-month period.   The ongoing costs of the
Company's March 1999 agreement to sell receivables, and higher real estate, insurance and retirement expense were partially offset by lower incentive accruals. Other income decreased $3.0 million in the current nine-month period due to lower income from interest and the Company's real estate operations.

Interest Expense. Interest expense for the current nine-month period at $22.9 million was $12.8 million higher than the prior year period due to a $7.4 million increase in interest resulting from higher average debt outstanding and a $5.4 million reduction in interest capitalized.

Income Taxes. The Company's current effective tax rate is estimated at 33.9% compared to 33.1% in the prior year period. The primary reason that the tax rate differs from the 35% statutory corporate rate is due to goodwill expense that is not tax deductible, percentage depletion that is tax deductible and state income tax expense.

Dividends on Preferred Securities - Net of Tax. Dividends on preferred securities of subsidiary net of tax benefit amounted to $5.4 million in the current nine-month period and $5.3 million in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $109.6 million, an increase of $29.8 million over the prior year nine-month period, primarily due to changes in working capital items and higher provisions for depreciation, depletion and amortization and deferred taxes that were partially offset by lower net income. As is typical of the winter quarter, CAC inventories grew. Increased Steel shipments and prices increased receivables and decreased inventories. Accounts payable and accrued expenses increased primarily due to increased interest and income tax accruals. During the 1999 period, the decline in Steel shipments and prices reduced receivables and sharply increased inventories. Accounts payable and accrued expenses increased in part due to higher interest accruals.

Net cash used by investing activities was $260.8 million compared to $366.4 million during the prior year nine-month period, consisting principally of capital expenditure items. Historically, capital expenditures have been for normal replacement and technological upgrades of existing equipment. The fiscal year 2000 capital expenditure budget for such equipment is estimated currently at $90 million. Expenditures for these activities were $38.7 million in the current nine-month period compared to $77.6 million in the prior year period. Capital expenditures for plant expansions included $146.3 million in the current nine-month period incurred for the expansion of the Company's Midlothian, Texas cement plant. Completion is expected by the fall of 2000. The project will expand the production of the plant from 1.3 to 2.8 million tons per year and require a capital commitment of approximately $250 million. In addition, $67.0 million was incurred in completing the Company's Virginia steel facility. Production at the facility began in August 1999.

Net cash provided by financing activities was $140.5 million, compared to $278.0 million during the prior year nine-month period. During the current nine-month period, the Company issued variable-rate industrial development bonds in the amount of $25 million. The proceeds were used to reimburse construction costs incurred at its Virginia steel plant. The Company also has available $20.2 million from its May 1999 bond issue to reimburse future construction costs at its Midlothian cement plant. The Company has a $450 million revolving credit facility that expires in March 2004. At February 29, 2000, $212.3 million was outstanding under the credit facility and an additional $111.5 million had been utilized to support letters of credit. On June 5, 1998, TXI Capital Trust I, a Delaware business trust wholly owned by the Company, issued 4,000,000 of its 5.5% Shared Preference Redeemable Securities to the public. Net proceeds amounted to $193.6 million. The Company's quarterly cash dividend at $.075 per common share remained unchanged from the prior year period.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In October 1998, Riverside Cement Company ("Riverside"), acquired by the Company in December 1997, received a proposed Administrative Order on Consent for De Minimis Contributors, pursuant to which Riverside would pay the United States Environmental Protection Agency ("USEPA") $108,788 to settle any legal responsibilities it may have to the USEPA because of Riverside's disposal of waste material at times between 1973 and 1989 at Casmalia Disposal Site in Santa Barbara County, California, and to obtain protection against contribution actions by other potentially responsible parties to the USEPA action at the Site. Riverside settled such responsibilities with the USEPA for $67,803, and received a comprehensive release.

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

         (15) Letter re:  Unaudited Interim Financial Information

         (27)  Financial Data Schedule

This schedule contains summary financial information extracted from the Registrant's Unaudited February 29, 2000 Consolidated Financial Statements and is qualified in its entirety by reference to such financial statements.

The remaining exhibits have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

The Registrant did not file any reports on Form 8-K during the three-month period ended February 29, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                TEXAS INDUSTRIES, INC.



April 12, 2000                  /s/ Richard M. Fowler
--------------                  ---------------------
                                Richard M. Fowler
                                Vice President - Finance and Chief Financial
                                Officer
                                (Principal Financial Officer)



April 12, 2000                  /s/ James R. McCraw
--------------                  -------------------
                                James R. McCraw
                                Vice President - Accounting and Information
                                Services
                                (Principal Accounting Officer)

                               INDEX TO EXHIBITS


Exhibits                                                       Page
 15. Letter re:  Unaudited Interim Financial Information......  21

 27. Financial Data Schedule..................................  **

     ** Electronically filed only.