Form 10-K405
period 2000-05-31
TEXAS INDUSTRIES INC
filed 2000-08-24
CIK 97472

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).

         For the fiscal year ended May 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).

        For the transition period from _______ to ________

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

        Registrant's telephone number, including area code (972) 647-6700


          Securities registered pursuant to Section 12(b) of the Act:


           Title of each class                           Name of each exchange on which registered
      -----------------------------                      -----------------------------------------
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

The aggregate market value of the Registrant's Common Stock, $1.00 par value, held by non-affiliates of the Registrant as of June 30, 2000 was $589,853,480. As of August 21, 2000, 21,070,893 shares of the Registrant's Common Stock, $1.00 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant's definitive proxy statement for the annual meeting of shareholders to be held October 17, 2000, are incorporated by reference into
Part III.

                                TABLE OF CONTENTS


                                                                                                              Page
                                     PART I
Item 1.    Business..............................................................................................1

Item 2.    Properties............................................................................................7

Item 3.    Legal Proceedings.....................................................................................7

Item 4.    Submission of Matters to a Vote of Security Holders...................................................7

Item 4A.   Executive Officers of the Registrant..................................................................8

                                     PART II

Item 5.    Market for the Registrant's Common Stock and Related Security Holder Matters..........................9

Item 6.    Selected Financial Data...............................................................................9

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations................10

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk...........................................16

Item 8.    Financial Statements and Supplementary Data..........................................................16

Item 9.    Disagreements on Accounting and Financial Disclosures................................................32

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant...................................................32

Item 11.   Executive Compensation...............................................................................32

Item 12.   Security Ownership of Certain Beneficial Owners and Management.......................................32

Item 13.   Certain Relationships and Related Transactions.......................................................32

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K......................................32

                                     PART I



ITEM 1.   BUSINESS

(a)  General Development of Business

Texas Industries, Inc. and subsidiaries (unless the context indicates otherwise, collectively, the "Registrant", the "Company" or "TXI"), is a leading supplier of construction materials through two business segments: cement, aggregate and concrete products (the "CAC" segment); and structural steel and specialty bar products (the "Steel" segment). Through the CAC segment, TXI produces and sells cement, stone, sand and gravel, expanded shale and clay aggregate and concrete products. Through its Steel segment, TXI produces and sells structural steel, piling products, specialty bar products, merchant bar-quality rounds, reinforcing bar and channels. The Company is the largest producer of cement in Texas, a major cement producer in California and the second largest supplier of structural steel products in North America. Demand for structural steel, cement, aggregate and concrete products is primarily driven by construction activity, while specialty bar products supply the original equipment manufacturers, tool and oil country goods markets.

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

On December 31, 1997, the Company acquired Riverside Cement Company, the owner of a 1.3 million ton per year portland cement plant and a 100,000 ton per year specialty white cement plant. The acquisition increased TXI's cement capacity by 60% and opened the California regional cement market to the Company. In March 1999, TXI began the expansion of its Midlothian, Texas cement plant. Completion is expected during the fall of 2000, increasing the plant's production from 1.3 to 2.8 million tons per year. TXI's structural steel facility in Virginia began operations during the August 1999 quarter, and after the start-up phase will expand TXI's steel capacity by approximately two-thirds. On December 31, 1997, the Company acquired the minority interest in its 85% owned subsidiary, Chaparral Steel Company.

(b)  Financial Information about Industry Segments

Financial information for the Registrant's two industry segments, is presented in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 and 12, incorporated herein by reference.

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

                                Rated Annual Productive     Manufacturing  Service        Estimated Minimum
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

The Company uses its patented CemStar process in both of its Texas facilities and its Oro Grande, California facility to increase combined annual production by approximately 8%. The CemStar process adds "slag," a co-product of steel-making, into a cement kiln along with the regular raw material feed. The slag serves to increase the production of clinker which is then ground to make cement. The primary fuel source for all of the Company's facilities is coal; however, the Company displaces approximately 35% of its coal needs at its Midlothian plant and approximately 10% of its coal needs at its Hunter plant by utilizing alternative fuels.

The Company produced approximately 3.6 million tons of finished cement in 2000,
3.4 million tons in 1999 and 2.7 million tons in 1998. Total annual shipments of finished cement were approximately 4.1 million tons in 2000, 3.9 million tons in 1999 and 2.9 million tons in 1998 of which 3.1 million tons in 2000, 2.8 million tons in 1999 and 2.0 million tons in 1998 were shipped to outside trade customers.

The Company markets its products throughout the southwestern United States. Its principal marketing area includes the states of Texas, Louisiana, Oklahoma, California, Nevada, Arizona and Utah. Sales offices are maintained throughout the marketing area and sales are made primarily to numerous customers in the construction industry, no one of which accounted for more than ten percent of the trade sales volume in 2000.

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

                                                                      Estimated Annual      Estimated
                                                        Number of        Productive          Minimum
        Type of Facility and General Location            Plants           Capacity        Reserves - Years
       --------------------------------------         ------------   -------------------  ----------------
         Crushed Limestone
              North Central Texas                           1           7.1 million tons           30

         Sand & Gravel
              North Central Texas                           4           4.0 million tons           26
              Central Texas                                 3           3.6 million tons           12
              Louisiana                                    10           7.4 million tons           28
              South Central Oklahoma                        1           1.2 million tons           13

         Expanded Shale & Clay
              North Central & South Texas                   2        1.3 million cu. yds.          25
              California                                    2        .6 million cu. yds.           25
              Colorado                                      1        .4 million cu. yds.           25

Reserves identified with the facilities shown above and additional reserves available to support future plant sites are contained on approximately 40,000 acres of land, of which approximately 21,000 acres are owned in fee and the remainder leased. The expanded shale and clay plants operated at 90 percent of capacity for 2000 with sales of approximately 2.0 million cubic yards. Production for the remaining aggregate facilities was 79 percent of practical capacity and sales for the year totaled 17.8 million tons, of which approximately 12.6 million tons were shipped to outside trade customers. In addition, the Registrant owns and operates three industrial sand plants and an aggregate blending facility.

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

The Company's ready-mix concrete operations are situated in three areas in Texas (Dallas/Fort Worth/Denton, Houston and East Texas), in north and central Louisiana, and at one location in southern Arkansas. The following table summarizes various information concerning these facilities:

          Location                                Number of Plants                           Number of Trucks
          --------                                ----------------                           ----------------
           Texas                                         35                                          514
           Louisiana                                     21                                          153
           Arkansas                                       1                                           2

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

The major concrete products manufactured and marketed by the Company are summarized below:

             Products Produced/Sold                                          Locations
             ----------------------                                          ---------
           Sakrete and related products                              Dallas/Fort Worth, Texas
                                                                     Austin, Texas
                                                                     Cresson, Texas
                                                                     Houston, Texas
                                                                     Bossier City, Louisiana

           Concrete block                                            Alexandria, Louisiana
                                                                     Bossier City, Louisiana
                                                                     Monroe, Louisiana

           Clay brick                                                Athens, Texas
                                                                     Mineral Wells, Texas
                                                                     Mooringsport, Louisiana

The plant sites for the above products are owned by the Company. The products are marketed by the Company's sales force in each of these locations, and are primarily delivered by trucks owned by the Company. Because the cost of delivery is significant to the overall cost of most of these products, the market area is generally restricted to within approximately one hundred miles of the plant locations. These products are sold to various contractors, owners and distributors, no one of which would be considered significant to the Company's business.

In most of TXI's principal markets for concrete products, the Company competes vigorously with at least three other vertically integrated concrete companies. The Company believes that it is a significant participant in each of the Texas and Louisiana concrete products markets. The principal methods of competition in concrete products markets are quality and service at competitive prices.

STEEL

TXI's steel facilities, located in Midlothian, Texas and Dinwiddie County, Virginia, follow a market mill concept which entails the low cost production of a broader array of steel products than a traditional mini-mill. TXI uses its patented near net shape casting technology at both facilities. The process provides energy and capital cost savings in the making of wide flange beams and other structural steel products. The Texas facility has two electric arc furnaces with continuous casters that feed melted steel to a bar mill, a structural mill and a large beam mill. Finished (rolled) products produced include beams up to twenty-four inches wide, merchant bar-quality rounds, special bar quality rounds, reinforcing bar and channels. The Virginia facility has one electric arc furnace and in-line processing units consisting of two near net shape casters and sophisticated rolling mill. Finished products produced include beams up to thirty-six inches wide, sheet piling, H-piling and channels.

The rated annual capacities of the operating facilities are as follows:

                                       Rated Annual Productive                          Approximate
                                           Capacity (Tons)                        Facility Square Footage
                                       -----------------------                    -----------------------
       Texas
         Melting                            1,800,000                                   265,000
         Rolling                            1,900,000                                   560,000

       Virginia
         Melting                            1,300,000                                   135,000
         Rolling                            1,200,000                                   500,000

The bar and structural mills produced approximately 1.7 million tons of finished products in 2000, 1.3 million tons in 1999 and 1.6 million tons in 1998.

Recycled steel is the primary raw material, with shredded steel representing approximately 40% percent of the raw material mix. A major portion of the shredded steel requirements is produced by shredder operations at each of the steel facilities. The shredded material is primarily composed of crushed auto bodies purchased on the open market. Another grade of recycled steel, #1 Heavy, representing approximately 30 percent of the raw material requirements is also purchased on the open market. The purchase price of recycled steel is subject to market forces largely beyond the Company's control. The supply of recycled steel is expected to be adequate to meet future requirements.

The steel mills consume large amounts of electricity and natural gas. Electricity is currently obtained from local electric utilities under interruptible supply contracts with price adjustments that reflect increases or decreases in the utility's fuel costs. Natural gas is obtained from local gas utilities under supply contracts. The Company believes that adequate supplies of both electricity and natural gas are readily available.

The Company's steel products are marketed throughout the United States and to a limited extent in Canada and Mexico. Sales are primarily to steel service centers and steel fabricators for use in the construction industry, as well as, to cold finishers, forgers and original equipment manufacturers for use in the railroad, defense, automotive, mobile home and energy industries. The Company does not place heavy reliance on franchises, licenses or concessions. None of TXI's customers accounted for more than ten percent of the Steel segment's sales in 2000. Sales to affiliates are minimal. Orders are generally filled within 45 days and are cancelable. Delivery of finished products is accomplished by common-carrier, customer-owned trucks, rail or barge.

The Company competes with steel producers, including foreign producers, on the basis of price, quality and service. Certain of the foreign and domestic competitors, including both large integrated steel producers and mini-mills, have substantially greater assets and larger sales organizations than TXI. Intense sales competition exists for substantially all of the Steel segment's products.

RISKS RELATING TO THE COMPANY

Competition

All of the markets in which the Company participates are highly competitive. The Company competes in each of its cement, aggregate and concrete products markets with several other domestic suppliers of these products as well as with importers of foreign cement. The Company competes in its steel markets with national and international producers of steel products. Some of the Company's competitors are larger, have greater financial resources and have less financial leverage than the Company. The Company competes on the basis of, among other things, competitive prices, prompt availability, customer service and quality products.

Sensitivity to Economic Cycles; Seasonality and Weather

A significant percentage of the Company's sales of both CAC and Steel products is attributable to the level of construction activity, which is affected by such cyclical factors as general economic conditions, interest rates, inflation, consumer spending habits and employment. The Company's CAC operating profit is generally lower in its fiscal quarter ended February 28 as compared to the other three fiscal quarters due to the impact of winter weather on construction activity. Extended periods of inclement weather can adversely impact construction activity at other times of the year as well. Steel results are also affected by the Company's shut-downs scheduled every twelve to eighteen months to refurbish its steel production facilities.

Growth Strategy

A significant element of the Company's operating strategy is to pursue strategic acquisitions that either expand or complement the Company's products or markets or to build new or expand existing production facilities. There can be no assurance that the Company will be able to identify and make acquisitions on acceptable terms, that the Company will be able to obtain the permits necessary to build new or expand existing production facilities, that the Company will be able to obtain financing for such acquisitions or expansions on acceptable terms or that the Company will be able successfully to integrate such acquisitions into existing operations.

Availability and Pricing of Raw Materials

The Company is dependent upon purchased scrap steel as a raw material and upon energy sources, including electricity and fossil fuels. Accordingly, the Company's results of operations and financial condition have in the past been, and may again in the future be adversely affected by increases in raw material costs or energy costs, or their lack of availability.

Status of Certain Tariffs

A group of domestic cement producers, including the Company, filed antidumping petitions which have resulted in the imposition of significant antidumping duty cash deposits on grey portland cement and clinker imported from Mexico and Japan. In addition, the U.S. Department of Commerce has signed agreements with the Venezuelan Government and Venezuelan cement producers, which are designed to eliminate the dumping and illegal subsidization of grey portland cement and clinker from Venezuela. On an annual basis, the antidumping duties are subject to review by the Department of Commerce to determine whether the current antidumping duty deposit rates should be adjusted upward or downward.

In 1995, the Antidumping Code of General Agreement on Tariffs and Trade was substantially altered pursuant to the Uruguay Round of multilateral trade negotiations. U.S. legislation approving and implementing the Uruguay Round agreements requires the Department of Commerce and the U.S. International Trade Commission ("ITC") to conduct "sunset" reviews of all outstanding antidumping and countervailing duty orders and suspension agreements, including the antidumping orders against grey portland cement and clinker from Mexico and Japan and the suspension agreements on grey portland cement and clinker from Venezuela, to determine whether they should be terminated or remain in effect. In 1999, the Department of Commerce and the ITC began conducting "sunset" reviews of the antidumping orders and suspension agreements to determine whether they should be revoked or remain in effect for another five years. A substantial reduction or elimination of the existing antidumping duties could adversely affect the Company's results of operations. The exact net impact, if any, on the Company is impossible to determine at this time.

In July 1999 complaints were filed with the ITC and the U.S. Department of Commerce by the Company, Northwestern Steel & Wire Co., Nucor-Yamato Steel Co. and the United Steelworkers of America seeking to impose antidumping and countervailing duties against imports of structural steel beams from Germany, Japan, South Korea and Spain. In June and July 2000, the ITC made respective determinations that an industry in the United States is materially injured or threatened with material injury by reason of such imports from Japan and Korea that the Department of Commerce has determined are subsidized and sold in the United States at less than fair value. As a result of the ITC's affirmative determinations, the Department of Commerce will direct the U.S. Customs Service to impose countervailing and antidumping duties on imports of certain structural steel beams from these two countries. However, it is possible that imports of structural steel beams from other countries will increase significantly. In 1999 the quantity of such imports from Japan was 200,642 short tons at a value of $56,095,000 and from Korea was 252,196 short tons at a value of $67,412,000.

Impact of Environmental Laws

The operations of the Company and its subsidiaries are subject to various federal and state environmental laws and regulations ("Environmental Laws" or "Laws"). Under these Laws, the U.S. Environmental Protection Agency ("EPA") and agencies of state government have the authority to promulgate regulations which could result in substantial expenditures for pollution control and solid waste treatment and disposal. Three major areas regulated by these authorities are air quality, waste management and water quality.

Emissions sources at the Company's facilities are regulated by a combination of permit limitations and emission standards of statewide application, and the Company believes that it is in substantial compliance with its permit limitations and laws and regulations applicable to its existing facilities. There can be no assurance, however, that future changes in permit limitations and emission standards will not adversely affect the Company's ability to build new or expand existing production facilities.

Many of the raw materials, products and by-products associated with the operation of any industrial facility, including those for the production of steel, cement or concrete products, contain chemical elements or compounds that can be designated as hazardous substances. Such raw materials, products and by-products may also exhibit characteristics that result in their being classified as a hazardous substance or waste. Some examples are the metals present in cement kiln dust ("CKD"), the ignitability of the fuels derived from solid waste which the Company uses as a primary or supplementary fuel substitute for nonrenewable coal and natural gas to fire its cement kilns and the electric-arc furnace dust ("EAF dust") generated by the Company's steel facilities.

Currently, CKD is exempt from hazardous waste management standards under the Resource Conservation and Recovery Act ("RCRA") if certain tests are satisfied. TXI has demonstrated that the CKD it generates satisfies these tests. However, the EPA plans to apply site-specific waste-management standards to CKD under the Clean Air Act and RCRA to assure the environment is protected. The Company has established operating practices and is implementing waste management programs which it believes will comply with these anticipated standards, but there can be no assurances that such practices and programs will continue to comply in the future.

The Company's utilization of hazardous materials such as gasoline, acids, solvents and chemicals as well as the materials that have been designated or characterized as hazardous waste by the EPA which the Company uses for energy recovery, has necessitated that the Company familiarize its work force with the more exacting requirements of applicable Environmental Laws and regulations with respect to human health and the environment related to these activities. The failure to observe these exacting requirements could jeopardize the Company's hazardous waste management permits and, under certain circumstances, expose the Company to significant liabilities and costs of cleaning up releases of hazardous substances into the environment or claims by employees or others alleging exposure to hazardous substances.

The Company's steel facilities generate, in the same manner as other like steel plants in the industry, EAF dust that contains lead, chromium and cadmium. The EPA has listed this EAF dust, which is collected in baghouses, as hazardous waste. The Company has contracts with reclamation facilities in the United States and Mexico pursuant to which such facilities receive the EAF dust generated by the Company and recover the metals from the dust for reuse, thus rendering the dust non-hazardous. In addition, the Company is continually investigating alternative reclamation technologies and has implemented processes for diminishing the amount of EAF dust generated.

The Company intends to comply with all legal requirements regarding the environment, but since many of these requirements are subjective and therefore not quantifiable, presently not determinable, or are likely to be affected by future legislation or rule making by government agencies, it is not possible to accurately predict the aggregate future costs of compliance and their effect on the Company's operations, future net income or financial condition. Notwithstanding such compliance, if damage to persons or property or contamination of the environment has been or is caused by the conduct of the Company's business or hazardous substances or wastes used in, generated or disposed of by the Company, the Company may be liable for such damages and be required to pay the cost of investigation and remediation of such contamination. The amount of such liability could be material and there can be no assurance that the Company will not incur material liability in connection with possible claims related to the Company's operations and properties under Environmental Laws.

OTHER ITEMS

TXI has approximately 4,500 employees: 2,700 employed in CAC operations, 1,600 employed in Steel operations and the balance employed in corporate resources.

The Company is involved in the development of its surplus real estate and real estate acquired for development of high quality industrial, office and multi-use parks in the metropolitan areas of Dallas/Fort Worth and Houston, Texas and Richmond, Virginia.

ITEM 2.   PROPERTIES

The information required by this item is included in the answer to Item 1.

ITEM 3.   LEGAL PROCEEDINGS

The information required by this item is included in the section of the Notes to Consolidated Financial Statements entitled "Legal Proceedings and Contingent Liabilities" presented in Part II, Item 8 on page 29 and incorporated herein by reference.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 4A.   EXECUTIVE OFFICERS OF THE REGISTRANT

Information on executive officers of the Registrant is presented below:

                                                         Positions with Registrant, Other
               Name               Age                  Employment During Last Five (5) Years
               ----               ---                  -------------------------------------
         Robert D. Rogers        64         President and Chief Executive Officer and Director

         Richard M. Fowler       57         Executive Vice President-Finance (since July 2000) and
                                                  Chief Financial Officer
                                            Vice President-Finance (until July 2000)

         Melvin G. Brekhus       51         Executive Vice President and Chief Operating Officer,
                                                  Cement, Aggregate and Concrete (since 1998)
                                            Vice President-Cement (1996 to 1998)

         Tommy A. Valenta        51         Executive Vice President and Chief Operating Officer,
                                                  Steel (since 1998)
                                            Vice President-Concrete (1996 to 1998)

         Barry M. Bone           42         Vice President-Real Estate
                                            President, Brookhollow Corporation

         William J. Durbin       55         Vice President-Human Resources (since 2000)
                                            Vice President Human Resources and Administration,
                                                  USI Bath & Plumbing Products (until 2000)

         Carlos E. Fonts         60         Vice President-Development

         Robert C. Moore         66         Vice President-General Counsel and Secretary

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The shares of common stock, $1 par value, of the Registrant are traded on the New York Stock Exchange (ticker symbol TXI). At May 31, 2000, the approximate number of shareholders of common stock of the Registrant was 3,326. Common stock market prices, dividends and certain other items are presented in the Notes to Consolidated Financial Statements entitled "Quarterly Financial Information" on page 31, incorporated herein by reference. The restriction on the payment of dividends described in the Notes to Consolidated Financial Statements entitled "Long-term Debt" on pages 24 and 25 is incorporated herein by reference. At the January 1997 Board of Directors' meeting, the Directors voted to declare a two-for-one stock split and increase the quarterly cash dividend from five cents per share to seven and one-half cents per share.

ITEM 6. SELECTED FINANCIAL DATA

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

$ In thousands except per share                   2000         1999            1998         1997           1996
                                                  ----         ----            ----         ----           ----
RESULTS OF OPERATIONS
  Net sales                                    $1,306,407    $1,126,800    $1,196,275    $  973,824    $  967,449
  Operating profit                                184,955       178,260       195,251       154,535       165,904
  Net income                                       69,829        88,743       102,130        75,474        79,954
  Return on average common equity                    10.6%         14.9%         20.5%         17.3%         21.0%

PER SHARE INFORMATION
  Net income (diluted)                         $     3.15    $     3.92    $     4.69    $     3.42    $     3.53
  Cash dividends                                      .30           .30           .30           .25           .20
  Book value                                        32.30         29.28         25.36         20.43         18.52

FOR THE YEAR
  Cash from operations                         $  155,565    $  242,225*   $  215,020    $  109,899    $  127,463
  Capital expenditures                            317,096       475,464       440,781        85,188        79,300

YEAR END POSITION
  Total assets                                 $1,815,680    $1,531,053    $1,185,831    $  847,923    $  801,063
  Net working capital                             203,739       162,411       226,968       242,994       219,345
  Long-term debt                                  623,284       456,365       405,749       176,056       160,209
  Preferred securities                            200,000       200,000            --            --            --
  Shareholders' equity                            698,026       632,550       553,326       452,811       420,022
  Long-term debt to total
    capitalization                                   41.0%         35.4%         42.3%         28.0%         27.6%

OTHER INFORMATION
  Diluted average common shares
    outstanding (in 000's)                         24,502        24,492        21,819        22,163        22,682
  Number of common shareholders                     3,326         3,546         3,630         3,796         4,017
  Number of employees                               4,500         4,200         4,100         3,400         3,000
  Wages, salaries and employee
    benefits                                   $  216,970    $  189,722    $  168,530    $  145,953    $  141,233
  Common stock prices
    (high-low)                                    43 - 28       59 - 19       68 - 23       34 - 20       34 - 17


    * Includes $100 million from sale of receivables.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is a leading supplier of construction materials through two business segments: cement, aggregate and concrete products (the "CAC" segment); and structural steel and specialty bar products (the "Steel" segment). Through the CAC segment, the Company produces and sells cement, stone, sand and gravel, expanded shale and clay aggregate and concrete products. Through its Steel segment, the Company produces and sells structural steel, piling products, specialty bar products, merchant bar-quality rounds, reinforcing bar and channels.

The Company's CAC facilities are concentrated primarily in Texas, Louisiana and California with several products marketed throughout the United States. The Company owns long-term reserves of limestone, the primary raw material for the production of cement. TXI's expansion of its Midlothian, Texas cement plant is expected to be completed during the fall of 2000, increasing the plant's production from 1.3 to 2.8 million tons per year.

The Company's steel facilities follow a market mill concept which entails producing a wide variety of products utilizing recycled steel obtained from crushed automobiles and other sources as its principal raw material. TXI strives to be a low-cost supplier and is able to modify its product mix to recognize changing market conditions or customer requirements. Steel products are sold principally to steel service centers, fabricators, cold finishers, forgers and original equipment manufacturers. The Company distributes primarily to markets in North America. TXI's structural steel facility in Virginia began operations during the August 1999 quarter, and after the start-up phase will expand TXI's steel capacity by approximately two-thirds.

Both the CAC and Steel businesses require large amounts of capital investment, energy, labor and maintenance.

Corporate resources include administration, financial, legal, environmental, personnel and real estate activities which are not allocated to operations and are excluded from operating profit.

RESULTS OF OPERATIONS

Net Sales

Consolidated 2000 net sales increased $179.6 million from 1999 to $1,306.4 million.

CAC net sales, at $679.8 million, were $35.4 million above the prior year. Strong construction activity continues to sustain demand for building materials in the Company's CAC markets. Total cement sales increased $17.2 million on 7% higher shipments. Average trade prices were down slightly from the prior year. However, average trade prices in the May quarter were 7% below the prior year quarter due primarily to the impact of imports on supply. Ready-mix sales increased $7.7 million on 3% higher average prices. Aggregate sales increased $8.7 million on 9% higher shipments with average trade prices somewhat lower.

Steel sales at $626.6 million were $144.2 million above the prior year. Shipments increased 36% with realized prices 4% below the prior year. There continues to be strong demand for structural products in North America. Realized structural steel prices have continued to recover throughout the year. In the May quarter, prices increased 5% over the February quarter to levels 25% above the May 1999 quarter. Bar mill sales increased 6% for the year on 12% higher shipments with average prices 5% lower.

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

BUSINESS SEGMENTS


                                              Year ended May 31,
                                       -------------------------------
In thousands                           2000         1999          1998
                                       ----         ----          ----
TOTAL SALES
     Cement                        $  311,981   $  294,808   $  199,462
     Ready-mix                        263,375      255,626      202,044
     Stone, sand & gravel             106,318       97,656       85,099
     Structural mills                 499,967      365,291      527,704
     Bar mill                         110,679      104,286      169,001

UNITS SHIPPED
     Cement (tons)                      4,135        3,852        2,945
     Ready-mix (cubic yards)            4,197        4,203        3,724
     Stone, sand & gravel (tons)       19,653       18,010       17,058
     Structural mills (tons)            1,470        1,030        1,294
     Bar mill (tons)                      331          296          474

NET SALES
     Cement                        $  234,790   $  215,345   $  135,056
     Ready-mix                        262,962      254,980      200,627
     Stone, sand & gravel              74,061       69,161       58,557
     Other products                   107,954      104,871       96,346
                                   ----------   ----------   ----------
     TOTAL CAC                        679,767      644,357      490,586


     Structural mills                 499,967      365,291      527,704
     Bar mill                         110,679      104,286      169,001
     Other                             15,994       12,866        8,984
                                   ----------   ----------   ----------
     TOTAL STEEL                      626,640      482,443      705,689
                                   ----------   ----------   ----------
     TOTAL NET SALES               $1,306,407   $1,126,800   $1,196,275
                                   ==========   ==========   ==========

                                                            Year ended May 31,
                                                   -----------------------------------
In thousands                                       2000             1999          1998
                                                   ----             ----          ----
CAC OPERATIONS
     Gross profit                               $   248,645    $   236,505    $   164,876
     Less:  Depreciation, depletion &
               amortization                          39,139         36,633         27,767
            Selling, general & administrative        43,286         41,540         31,882
            Other income                             (3,497)        (6,978)        (2,499)
                                                -----------    -----------    -----------
     OPERATING PROFIT                               169,717        165,310        107,726

STEEL OPERATIONS
     Gross profit                                    85,232         69,599        151,456
     Less:  Depreciation & amortization              57,033         36,468         33,642
            Selling, general & administrative        25,399         26,381         36,250
            Other income                            (12,438)        (6,200)        (5,961)
                                                -----------    -----------    -----------
     OPERATING PROFIT                                15,238         12,950         87,525
                                                -----------    -----------    -----------
TOTAL OPERATING PROFIT                              184,955        178,260        195,251

CORPORATE RESOURCES
     Other income                                     3,565          9,535          8,821
     Less:  Depreciation & amortization               1,092            946            870
            Selling, general & administrative        39,711         31,442         23,152
                                                -----------    -----------    -----------
                                                    (37,238)       (22,853)       (15,201)

INTEREST EXPENSE                                    (32,743)       (11,310)       (20,460)
                                                -----------    -----------    -----------

INCOME BEFORE TAXES &
     OTHER ITEMS                                $   114,974    $   144,097    $   159,590
                                                ===========    ===========    ===========



CAPITAL EXPENDITURES
     CAC                                        $   228,772    $    43,531    $   191,503
     Steel                                           82,030        423,880        247,893
     Corporate resources                              6,294          8,053          1,385
                                                -----------    -----------    -----------
                                                $   317,096    $   475,464    $   440,781
                                                ===========    ===========    ===========


IDENTIFIABLE ASSETS
     CAC                                        $   637,485    $   405,694    $   453,244
     Steel                                        1,063,499      1,017,937        640,431
     Corporate resources                            114,696        107,422         92,156
                                                -----------    -----------    -----------
                                                $ 1,815,680    $ 1,531,053    $ 1,185,831
                                                ===========    ===========    ===========

See notes to consolidated financial statements.

Operating Costs

Consolidated cost of products sold including depreciation, depletion and amortization was $1,064.5 million, an increase of $175.0 million from 1999. CAC costs were $466.4 million, an increase of $25.8 million as a result of increased shipments and higher aggregate production and ready-mix distribution costs. Steel costs were $598.4 million, an increase of $149.2 million on increased shipments, higher scrap prices and higher unit production costs at the Virginia plant because of start-up inefficiencies.

CAC selling, general and administrative expense including depreciation and amortization at $47.5 million increased $1.7 million due primarily to higher administrative, insurance and bad debt expenses offset somewhat by lower incentive compensation. Steel expenses at $25.4 million decreased from the prior year $1.1 million due in part to lower incentive compensation partially offset by Virginia administrative expenses.

Operating Profit

Operating profit at $185.0 million increased 4% from 1999. CAC profits were $4.4 million higher than 1999. Increased shipments were offset by lower average cement prices. Steel operating profit increased $2.3 million on increased shipments. Although structural beam prices have continued to recover over the past nine months, the average price for the year was below that of 1999. Higher costs of manufacturing due to the start-up of the Virginia plant has adversely impacted operating profits and could continue to affect near term results. Steel profits in both the current and prior year include $6.3 million in pre-tax income from the Company's litigation against certain graphite electrode suppliers.

Corporate Resources

Selling, general and administrative expenses including depreciation and amortization at $40.8 million increased $8.4 million due in part to the costs of the Company's March 1999 agreement to sell receivables, and higher insurance and retirement expense partially offset by lower incentive accruals. Other income decreased $6.0 million due to lower interest and real estate income.

Interest Expense

Interest expense at $32.7 million was $21.4 million higher than 1999 due to a $10.9 million increase in interest incurred as a result of higher outstanding debt and a $10.5 million decrease in interest capitalized.

Income Taxes

The Company's 2000 effective tax rate was 32.8% compared to 33.4% in 1999. The primary reason that the tax rate differs from the 35% statutory corporate rate is due to goodwill expense which is not tax deductible, percentage depletion which is tax deductible and state income tax expense.

Dividends on Preferred Securities - Net of Tax

Dividends on preferred securities of subsidiary net of tax benefit amounted to $7.2 million in 2000 compared to $7.1 million in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Improvement in both CAC and Steel operating profit was offset by increased interest and corporate expense that reduced net income $18.9 million from the prior year. The $317.1 million in capital expenditures were funded by cash provided by operations and increased long-term debt. The long-term debt to total capitalization ratio rose to 41%. The Company has an agreement to sell, on a revolving basis, an interest in a defined pool of trade accounts receivable of up to $125 million. The agreement is subject to annual renewal. The maximum amount outstanding varies based upon the level of eligible receivables. At May 31, 2000, an $85 million interest was sold under this agreement. The Company has a $450 million revolving credit facility that expires in March 2004. At May 31, 2000, $240.0 million was outstanding under the credit facility and an additional $111.5 million had been utilized to support letters of credit.

Net cash provided by operations was $155.6 million, compared to $242.2 million during 1999. Sales of receivables that provided $100 million in operating cash flow in 1999 were reduced $15 million in 2000. Changes in working capital items, increased depreciation and deferred taxes offset by lower net income and real estate sales increased operating cash flow $28.3 million over 1999. Receivables increased $24.8 million due primarily to increased shipments. CAC inventories grew $16.8 million. Accounts payable and accrued expenses increased $28.6 million in part due to increased accounts payable and higher interest and income tax accruals. Deferred taxes include a $7.6 million alternative minimum tax credit carryforward which is available for offset against future regular income tax. In 1999, receivables declined $10.1 million and inventories grew $51.8 million primarily due to the lower steel shipments and realized prices.

Net cash used by investing activities was $321.6 million compared to $463.5 million during 1999, consisting principally of capital expenditure items. Historically, capital expenditures have been for normal replacement and technological upgrades of existing equipment and expansion of the Company's operations. During 2000 expenditures for these activities were $50.8 million, down $45.5 million from 1999. The fiscal year 2001 capital expenditure budget is estimated to be in the range of $120 to $150 million. Capital expenditures for plant expansions included $192.4 million incurred for the expansion of the Company's Midlothian, Texas cement plant. Completion is expected by the fall of 2000. The project will expand the production of the plant from 1.3 to 2.8 million tons per year and require a capital commitment of approximately $250 million. In addition, $73.9 million was incurred in completing the Company's Virginia steel facility. Production at the facility began in August 1999.

Net cash provided by financing activities was $155.4 million, compared to $222.2 million during 1999. During the current year, the Company issued variable-rate industrial development bonds in the amount of $25 million. The proceeds were used to reimburse construction costs incurred at its Virginia steel plant. The Company also has available $20.2 million from its May 1999 bond issue to reimburse future construction costs at its Midlothian cement plant. On June 5, 1998, TXI Capital Trust I, a Delaware business trust wholly owned by the Company, issued 4,000,000 of its 5.5% Shared Preference Redeemable Securities to the public. Net proceeds amounted to $193.6 million. The Company's quarterly cash dividend at $.075 per common share remained unchanged from the prior year.

The Company generally finances its major capital expansion projects with cash from operations and long-term borrowing. Maintenance capital expenditures and working capital are funded by cash from operations. The Company expects cash from operations including the sale of additional receivables, proceeds from its industrial development bonds and borrowings under its revolving credit facility to be sufficient to provide funds for capital expenditure commitments, scheduled debt repayments and working capital needs.

OTHER ITEMS

Litigation

On November 25, 1998, Chaparral Steel Company ("Chaparral"), a wholly owned subsidiary, filed an action seeking damages, trebled as allowed by law, plus interest and costs, in the District Court of Ellis County, Texas against Showa Denko Carbon, Inc. ("SDC"); Showa Financing, K.K.; Showa Denko, K.K.; The Carbide/Graphite Group, Inc. ("CGG"); SGL Carbon Aktiengesellschaft and SGL Carbon Corp. ("SGL"); and UCAR Carbon Company, Inc. and UCAR International, Inc. ("UCAR") (collectively "Defendants") asserting causes of action for illegal restraints of trade in the sale of graphite electrodes. In December 1999, Nippon Carbon Co., Ltd.; SEC Corporation; Tokai Carbon U.S.A., Inc.; Tokai Carbon Company, Ltd.; VAW Aluminium Aktiengesellschaft; and VAW Carbon GMBH were added by Chaparral to the action. SDC and its affiliates and UCAR and its affiliates have settled with Chaparral and have been removed from the action. In related criminal actions, two of the Defendants have pled guilty to criminal violations of the U.S. antitrust laws and have paid fines; and a third Defendant has announced that it has agreed to cooperate with the U.S. Department of Justice investigation into the graphite electrode industry in exchange for immunity from criminal prosecution for it and some of its executives. For these reasons, although the Company's action is still in its discovery stages, the Company believes that it should, subject to inherent uncertainties of litigation, prevail in its claims against the remaining Defendants.

Environmental Matters

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

Market Risk

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

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Certain statements contained in this annual report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the impact of competitive pressures and changing economic and financial conditions on the Company's business, construction activity in the Company's markets, abnormal periods of inclement weather, changes in the cost of raw materials, fuel, and energy and the impact of environmental laws and other regulations (see Part I, Item 1 under the caption "Risks Relating to the Company" on pages 5 through 7).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included in Item 7.



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                Page
Report of Independent Auditors...................................................................................17

Consolidated Balance Sheets - May 31, 2000 and 1999..............................................................18

Consolidated Statements of Income - Years ended May 31, 2000, 1999 and 1998......................................19

Consolidated Statements of Cash Flows - Years ended May 31, 2000, 1999 and 1998..................................20

Consolidated Statements of Shareholders' Equity - Years ended May 31, 2000, 1999 and 1998........................21

Notes to Consolidated Financial Statements.......................................................................22

                         REPORT OF INDEPENDENT AUDITORS




Board of Directors and Shareholders
Texas Industries, Inc.


We have audited the accompanying consolidated balance sheets of Texas Industries, Inc. and subsidiaries (the Company) as of May 31, 2000 and 1999, and the related consolidated statements of income, cash flows, and changes in shareholders' equity for each of the three years in the period ended May 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Texas Industries, Inc. and subsidiaries at May 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                                       Ernst & Young LLP




Dallas, Texas
July 12, 2000

                           CONSOLIDATED BALANCE SHEETS
                     TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


                                                             May 31,
                                                   --------------------------
In thousands                                           2000           1999
                                                   -----------    -----------
ASSETS
CURRENT ASSETS
  Cash                                             $     6,988    $    17,652
  Notes and accounts receivable                         79,180         43,119
  Inventories                                          246,910        230,858
  Deferred taxes and prepaid expenses                   38,926         18,776
                                                   -----------    -----------
            TOTAL CURRENT ASSETS                       372,004        310,405

OTHER ASSETS
  Real estate and other investments                     18,572         19,925
  Goodwill  and other intangibles                      152,309        155,349
  Other                                                 43,712         39,150
                                                   -----------    -----------
                                                       214,593        214,424

PROPERTY, PLANT AND EQUIPMENT
  Land and land improvements                           190,671        148,184
  Buildings                                             90,160         75,110
  Machinery and equipment                            1,470,369        952,657
  Construction in progress                             256,594        525,439
                                                   -----------    -----------
                                                     2,007,794      1,701,390
  Less allowances for depreciation                     778,711        695,166
                                                   -----------    -----------
                                                     1,229,083      1,006,224
                                                   -----------    -----------
                                                   $ 1,815,680    $ 1,531,053
                                                   ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable                           $    94,077    $    82,790
  Accrued interest, wages and other items               64,815         56,036
  Current portion of long-term debt                      9,373          9,168
                                                   -----------    -----------
            TOTAL CURRENT LIABILITIES                  168,265        147,994

LONG-TERM DEBT                                         623,284        456,365

DEFERRED FEDERAL INCOME TAXES AND OTHER CREDITS        126,105         94,144

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES OF SUBSIDIARY HOLDING
  SOLELY COMPANY CONVERTIBLE DEBENTURES                200,000        200,000

SHAREHOLDERS' EQUITY
  Common stock, $1 par value                            25,067         25,067
  Additional paid-in capital                           258,325        257,773
  Retained earnings                                    504,161        440,645
  Cost of common stock in treasury                     (89,527)       (90,935)
                                                   -----------    -----------
                                                       698,026        632,550
                                                   -----------    -----------
                                                   $ 1,815,680    $ 1,531,053
                                                   ===========    ===========

 See notes to consolidated financial statements

                        CONSOLIDATED STATEMENTS OF INCOME
                     TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


                                                                          Year Ended May 31,
                                                          ---------------------------------------------------
In thousands except per share                                2000                1999                 1998
                                                          -----------         -----------         -----------
NET SALES                                                 $ 1,306,407         $ 1,126,800         $ 1,196,275

COSTS AND EXPENSES (INCOME)
  Cost of products sold                                     1,064,477             889,502             938,418
  Selling, general and administrative                         113,713             104,604              95,088
  Interest                                                     32,743              11,310              20,460
  Other income                                                (19,500)            (22,713)            (17,281)
                                                          -----------         -----------         -----------
                                                            1,191,433             982,703           1,036,685
                                                          -----------         -----------         -----------
            INCOME BEFORE THE FOLLOWING ITEMS                 114,974             144,097             159,590

Income taxes                                                   37,995              48,283              53,060
                                                          -----------         -----------         -----------
                                                               76,979              95,814             106,530

Dividends on preferred securities - net of tax                 (7,150)             (7,071)                 --
Minority interest in Chaparral                                     --                  --              (4,400)
                                                          -----------         -----------         -----------
            NET INCOME                                    $    69,829         $    88,743         $   102,130
                                                          ===========         ===========         ===========

BASIC
  Average shares                                               21,172              21,265              21,110

  Earnings per share                                      $      3.31         $      4.18         $      4.85
                                                          ===========         ===========         ===========

DILUTED
  Average shares                                               24,502              24,492              21,819

  Earnings per share                                      $      3.15         $      3.92         $      4.69
                                                          ===========         ===========         ===========

Cash dividends                                            $       .30         $       .30         $       .30
                                                          ===========         ===========         ===========



See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


                                                                                            Year Ended May 31,
                                                                              ---------------------------------------------
In thousands                                                                    2000              1999               1998
                                                                              ---------         ---------         ---------
OPERATING ACTIVITIES
  Net income                                                                  $  69,829         $  88,743         $ 102,130
  Loss (gain) on disposal of assets                                              (2,497)           (2,807)              503
  Non-cash items
     Depreciation, depletion and amortization                                    97,264            74,047            62,279
     Deferred taxes                                                              15,372             4,960            (1,892)
     Undistributed minority interest                                                 --                --             4,177
     Other - net                                                                  6,311             5,868             7,274
  Changes in operating assets and liabilities
     Receivables sold                                                           (15,000)          100,000                --
     Notes and accounts receivable                                              (24,844)           10,085            (7,666)
     Inventories and prepaid expenses                                           (20,496)          (47,978)           14,472
     Accounts payable and accrued liabilities                                    28,598             3,739            31,896
     Real estate and investments                                                  1,028             5,568             1,847
                                                                              ---------         ---------         ---------
         Net cash provided by operations                                        155,565           242,225           215,020

INVESTING ACTIVITIES
  Capital expenditures - expansions                                            (266,346)         (379,240)          (92,681)
  Capital expenditures - other                                                  (50,750)          (96,224)         (160,561)
  Purchase of Riverside Cement Company                                               --                --          (115,364)
  Purchase of Chaparral minority interest                                            --                --           (72,175)
  Proceeds from disposal of assets                                                5,351            13,372             3,687
  Other - net                                                                    (9,842)           (1,436)           (2,626)
                                                                              ---------         ---------         ---------
         Net cash used by investing                                            (321,587)         (463,528)         (439,720)

FINANCING ACTIVITIES
  Proceeds of long-term borrowing                                               296,826           313,186           338,836
  Net proceeds from issuance of subsidiary preferred securities                      --           193,504                --
  Debt retirements                                                             (129,714)         (266,792)         (109,225)
  Purchase of treasury shares                                                      (143)           (6,086)           (1,098)
  Common dividends paid                                                          (6,313)           (6,349)           (6,307)
  Other - net                                                                    (5,298)           (5,226)             (622)
                                                                              ---------         ---------         ---------
         Net cash provided by financing                                         155,358           222,237           221,584
                                                                              ---------         ---------         ---------
Increase (decrease) in cash                                                     (10,664)              934            (3,116)

Cash at beginning of year                                                        17,652            16,718            19,834
                                                                              ---------         ---------         ---------
Cash at end of year                                                           $   6,988         $  17,652         $  16,718
                                                                              =========         =========         =========


See notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     TEXAS INDUSTRIES, INC. AND SUBSIDIARIES



                                                              Common
                                                              Stock       Additional                    Treasury         Total
In thousands                                                  $1 Par       Paid-in      Retained         Common      Shareholders'
                                                              Value        Capital      Earnings         Stock          Equity
                                                            ---------     ----------    ---------      ---------     -------------
May 31, 1997                                                $  25,067     $ 255,149     $ 262,774      $ (90,179)     $ 452,811

    Net income                                                                            102,130                       102,130
    Common dividends paid - $.30 a share                                                   (6,307)                       (6,307)
    Treasury shares issued for bonuses and options -
      312,075 shares                                                            586          (290)         5,494          5,790
    Treasury shares purchased - 19,737 shares                                                             (1,098)        (1,098)
                                                            ---------     ---------     ---------      ---------      ---------
May 31, 1998                                                   25,067       255,735       358,307        (85,783)       553,326

    Net income                                                                             88,743                        88,743
    Common dividends paid - $.30 a share                                                   (6,349)                       (6,349)
    Treasury shares issued for bonuses and options -
      49,814 shares                                                           2,038           (56)           934          2,916
    Treasury shares purchased - 247,261 shares                                                            (6,086)        (6,086)
                                                            ---------     ---------     ---------      ---------      ---------
May 31, 1999                                                   25,067       257,773       440,645        (90,935)       632,550

    Net income                                                                             69,829                        69,829
    Common dividends paid - $.30 a share                                                   (6,313)                       (6,313)
    Treasury shares issued for bonuses and options -
      82,695 shares                                                             552                        1,551          2,103
    Treasury shares purchased - 3,913 shares                                                                (143)          (143)
                                                            ---------     ---------     ---------      ---------      ---------
May 31, 2000                                                $  25,067     $ 258,325     $ 504,161      $ (89,527)     $ 698,026
                                                            =========     =========     =========      =========      =========

At May 31, 2000, Common Stock and Additional Paid-in Capital include $127.8 million of accumulated transfers from Retained Earnings in connection with stock dividends.

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Texas Industries, Inc. ("TXI" or the "Company") is a leading supplier of construction materials through two business segments: cement, aggregate and concrete products (the "CAC" segment); and structural steel and specialty bar products (the "Steel" segment). Through the CAC segment, the Company produces and sells cement, stone, sand and gravel, expanded shale and clay aggregate and concrete products from facilities concentrated in Texas, Louisiana, and California, with several products marketed throughout the United States. Through its Steel segment, the Company produces and sells structural steel, piling products, specialty bar products, merchant bar-quality rounds, reinforcing bar and channels for markets in North America.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all subsidiaries. The minority interest represents the separate public ownership of Chaparral Steel Company ("Chaparral") which was acquired by the Company on December 31, 1997. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Estimates. The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

Fair Value of Financial Instruments. The estimated fair value of each class of financial instrument as of May 31, 2000 approximates its carrying value except for long-term debt having fixed interest rates and mandatorily redeemable preferred securities of subsidiary. The fair value of long-term debt at May 31, 2000, estimated by applying discounted cash flow analysis based on interest rates currently available to the Company for such debt with similar terms and remaining maturities, is approximately $592.5 million compared to the carrying amount of $632.7 million. The fair value of mandatorily redeemable preferred securities of subsidiary at May 31, 2000, estimated based on NYSE quoted market prices, is approximately $121.8 million compared to the carrying amount of $200.0 million.

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

Intangible Assets. Goodwill and other intangibles is presented net of accumulated amortization of $33.9 million at May 31, 2000 and $28.1 million at May 31, 1999. Settlement of appraisal rights relating to the acquisition of the minority interest in Chaparral resulted in $2.0 million of additional goodwill in 2000. Goodwill resulting from the acquisitions of Chaparral Steel Company and Riverside Cement Company, totaling $146.5 million at May 31, 2000 and $149.0 million at May 31, 1999 (net of accumulated amortization), is being amortized currently on a straight-line basis over 40-year periods. Other intangibles consisting primarily of goodwill and non-compete agreements are being amortized on a straight-line basis over periods of 2 to 15 years. Management reviews remaining goodwill and other intangibles with consideration toward recovery through future operating results (undiscounted) at the current rates of amortization.

Debt Issuance Cost. Debt issuance costs associated with various debt issues are being amortized over the terms of the related debt.

Other Credits. Other credits of $31.5 million at May 31, 2000 compared to $31.2 million at the prior year-end are composed primarily of liabilities related to the Company's retirement plans and deferred compensation agreements.

Net Sales.  Sales are recognized when products are shipped.

Income Taxes. Accounting for income taxes uses the liability method of recognizing and classifying deferred income taxes. The Company joins in filing a consolidated return with its subsidiaries. Current and deferred tax expense is allocated among the members of the group based on a stand-alone calculation of the tax of the individual member.

Earnings Per Share ("EPS"). Basic EPS is computed by adjusting net income for the amortization of additional goodwill in connection with a contingent payment for the acquisition of Chaparral, then dividing by the weighted average number of common shares outstanding during the period including certain contingently issuable shares. Diluted EPS also adjusts net income for the net dividends on preferred securities of subsidiary and the outstanding shares for the dilutive effect of preferred securities, stock options and awards. Stock options to purchase approximately 541,000 shares in 2000 and 607,000 shares in 1999 were not included in the computation of diluted EPS because the effect would have been antidilutive.

Basic and Diluted EPS are calculated as follows:



In thousands except per share                                    2000            1999            1998
                                                               --------        --------        --------
Earnings:
   Net income                                                  $ 69,829        $ 88,743        $102,130
   Contingent price amortization                                    233             233             233
                                                               --------        --------        --------
       Basic earnings                                            70,062          88,976         102,363
   Dividends on preferred securities-net of tax                   7,150           7,071              --
                                                               --------        --------        --------
       Diluted earnings                                        $ 77,212        $ 96,047        $102,363
                                                               ========        ========        ========
Shares:
   Weighted-average shares outstanding                           21,037          21,145          21,010
   Contingently issuable shares                                     135             120             100
                                                               --------        --------        --------
       Basic weighted-average shares                             21,172          21,265          21,110

   Preferred securities                                           2,889           2,889              --
   Stock option and award dilution                                  441             338             709
                                                               --------        --------        --------
       Diluted weighted-average shares                           24,502          24,492          21,819
                                                               ========        ========        ========

Basic earnings per share                                       $   3.31        $   4.18        $   4.85
                                                               ========        ========        ========

Diluted earnings per share                                     $   3.15        $   3.92        $   4.69
                                                               ========        ========        ========


WORKING CAPITAL

Working capital totaled $203.7 million at May 31, 2000, compared to $162.4 million at the prior year-end.

Notes and accounts receivable of $79.2 million at May 31, 2000, compared with $43.1 million in 1999, are presented net of allowances for doubtful receivables of $3.3 million in 2000 and $2.8 million in 1999.

The Company has an agreement to sell, on a revolving basis, an interest in a defined pool of trade receivables of up to $125 million. The agreement is subject to annual renewal. The maximum amount outstanding varies based upon the level of eligible receivables. Fees are variable and follow commercial paper rates. The interest sold totaled $85 million at May 31, 2000, compared to $100 million at the prior year-end. Sales are reflected as reductions of accounts receivable and as operating cash flows. As collections reduce previously sold interests, new accounts receivable are customarily sold. Fees and expenses of $6.2 million and $1.1 million are included in selling, general and administrative expenses in 2000 and 1999, respectively. The Company, as agent for the purchaser, retains collection and administration responsibilities for the participating interests of the defined pool.

Inventories are summarized as follows:



In thousands                                 2000            1999
                                           --------        --------
Finished products                          $ 61,255        $ 95,658
Work in process                              51,785          37,989
Raw materials and supplies                  133,870          97,211
                                           --------        --------
                                           $246,910        $230,858
                                           ========        ========


Inventories are stated at cost (not in excess of market) with a majority of inventories using the last-in, first-out method (LIFO). If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $7.8 million in 2000 and $6.0 million in 1999.

LONG-TERM DEBT

Long-term debt is comprised of the following:


In thousands                                                                    2000            1999
                                                                              --------        --------
Revolving credit facility maturing in 2004, interest rates
   average 7.44%                                                              $240,000        $ 90,500
Senior notes
   Notes due through 2017, interest rates average 7.28%                        200,000         200,000
   Notes due through 2008, interest rates average 7.28%                         75,000          75,000
   Notes due through 2004, interest rates average 10.2%                         32,000          40,000
Variable-rate industrial development revenue bonds
   Bonds maturing in 2028, interest rate approximately 4.5%                     50,000          50,000
   Bonds maturing in 2029, interest rate approximately 4.5%                     25,000              --
   Bonds maturing in 2029, interest rate approximately 4.5%-net                    303             103

Pollution control bonds, due through 2007, interest rate
   7.13% (75% of prime)                                                          5,895           6,575
Other, maturing through 2009, interest rates
   from 7.5% to 10%                                                              4,459           3,355
                                                                              --------        --------
                                                                               632,657         465,533
Less current maturities                                                          9,373           9,168
                                                                              --------        --------
                                                                              $623,284        $456,365
                                                                              ========        ========


Annual maturities of long-term debt for each of the five succeeding years are $9.4, $9.2, $9.2, $294.2 and $41.2 million.

The Company has available a bank-financed $450 million long-term revolving credit facility. In addition to the $240.0 million currently outstanding under this facility, $111.5 million has been utilized to support letters of credit. The Company may select at the time of borrowing an interest rate at either prime or the applicable margin above LIBOR. Commitment fees at a current annual rate of .375% are paid on the unused portion of this facility.

On September 22, 1998 and August 3, 1999, the Company issued variable-rate industrial development bonds in the amounts of $50 million and $25 million, respectively. The proceeds reimbursed the Company for costs incurred in connection with the construction of sewage and solid waste disposal facilities at its Virginia steel plant. On May 18, 1999, the Company issued bonds in the amount of $20.5 million of which $303,000 was funded as of May 31, 2000. The proceeds are available to reimburse future construction costs at its Midlothian cement plant. The bonds are supported by letters of credit issued under the Company's revolving credit facility. The interest rates on these bonds closely follow the tax-exempt commercial paper rates.

Loan agreements contain covenants that provide for restrictions on the payment of dividends on common stock and limitations on purchases of treasury stock, incurring certain indebtedness and making certain investments. Under the most restrictive of these agreements, the aggregate amount of cash dividends on common stock is limited based on the ratio of earnings before interest, taxes, depreciation and amortization to fixed charges. At May 31, 2000, $63.0 million of additional fixed charges could have been incurred. The Company is in compliance with all loan covenant restrictions.

The amount of interest paid was $40.6 million in 2000, $33.4 million in 1999 and $23.2 million in 1998. Interest capitalized totaled $12.7 million in 2000, $23.2 million in 1999 and $4.6 million in 1998.

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

SHAREHOLDERS' EQUITY

Common stock consists of:


In thousands                                               2000          1999
                                                          ------        ------
Shares authorized                                         40,000        40,000
Shares outstanding at May 31                              21,070        20,991
Shares held in treasury                                    3,997         4,076
Shares reserved for stock options and other                3,787         3,853

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

STOCK OPTION PLAN

The Company's stock option plan provides that non-qualified and incentive stock options to purchase Common Stock may be granted to directors, officers and key employees at market prices at date of grant. Outstanding options become exercisable in installments beginning one year after date of grant and expire ten years later. The Company has elected to continue utilizing the accounting prescribed by APB No. 25 for stock issued under this plan. If compensation cost had been recognized based on the fair value at the date of grant consistent with the method prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company's net income and earnings per share would have been reduced to the following pro forma amounts:



In thousands except per share                 2000              1999              1998
                                           ----------        ----------        ----------
Net income
    As reported                            $   69,829        $   88,743        $  102,130
    Pro forma                                  66,644            85,755           100,055
Basic earnings per share
    As reported                                  3.31              4.18              4.85
    Pro forma                                    3.16              4.04              4.75
Diluted earnings per share
    As reported                                  3.15              3.92              4.69
    Pro forma                                    3.02              3.80              4.64

Because the method of accounting under SFAS No. 123 has not been applied to options granted prior to June 1, 1995, the pro forma compensation cost may not be representative of that to be expected in future years.

The weighted-average fair value of options granted in 2000, 1999 and 1998 was $17.39, $12.15 and $16.57, respectively. The fair value of each option grant was estimated on the date of grant for purposes of the pro forma disclosures using the Black-Scholes option-pricing model based on the following weighted average assumptions:


                                            2000           1999           1998
                                           ------         ------         ------
Dividend yield                                .74%          1.02%           .65%
Volatility factor                            .327           .331           .258
Risk-free interest rate                      6.57%          4.85%          5.45%
Expected life in years                        6.4            6.4            6.4

A summary of option transactions for the three years ended May 31, 2000, follows:


                                          Shares Under     Weighted-Average
                                             Option          Option Price
                                          ------------     ----------------
Outstanding at May 31, 1997                 1,797,131         $    21.62

    Granted                                   365,550              46.27
    Exercised                                (301,678)             16.05
    Canceled                                  (44,040)             21.35
                                           ----------         ----------
Outstanding at May 31, 1998                 1,816,963              27.51

    Granted                                   293,250              31.45
    Exercised                                 (39,390)             13.85
    Canceled                                  (15,700)             30.61
                                           ----------         ----------
Outstanding at May 31, 1999                 2,055,123              28.31

    Granted                                   251,800              40.75
    Exercised                                 (75,518)             21.41
    Canceled                                  (69,280)             32.58
                                           ----------         ----------
Outstanding at May 31, 2000                 2,162,125         $    29.86
                                           ==========         ==========


Options exercisable as of May 31 were 1,132,855 shares in 2000, 795,753 shares in 1999 and 430,213 shares in 1998 at a weighted-average option price of $25.29; $23.54 and $19.87, respectively. The following table summarizes information about stock options outstanding as of May 31, 2000:



                                                                  Range of Exercise Prices
                                                    $12.03 - $16.85   $21.84 - $37.13   $41.53 - $50.57
                                                    ---------------   ---------------   ---------------
Options outstanding
    Shares outstanding                                  348,401          1,190,834          622,890
    Weighted-average remaining
       life in years                                       4.19               6.67             8.38
    Weighted-average exercise price                    $  15.24         $    26.23         $  44.98
Options exercisable
    Shares exercisable                                  348,401            634,414          150,040
    Weighted-average exercise price                    $  15.24         $    25.76         $  46.60


The Company has reserved 1,458,460 shares for future grants.

INCOME TAXES

The Company made income tax payments of $3.9 million, $42.5 million, and $48.5 million in 2000, 1999 and 1998, respectively.

The provisions for income taxes are composed of:



In thousands                       2000            1999            1998
                                 --------        --------        --------
Current                          $ 22,623        $ 43,323        $ 54,952
Deferred                           15,372           4,960          (1,892)
                                 --------        --------        --------
Expense*                         $ 37,995        $ 48,283        $ 53,060
                                 ========        ========        ========

* Excludes tax benefit of $3.9 million and $3.8 million in 2000 and 1999, respectively, related to preferred securities of subsidiary.


A reconcilement from statutory federal taxes to the preceding provisions follows:


In thousands                       2000             1999             1998
                                 --------         --------         --------
Taxes at statutory rate          $ 40,241         $ 50,434         $ 55,856
  Additional depletion             (4,619)          (4,663)          (3,668)
  Nondeductible goodwill              993              981              830
  State income tax                  1,648            2,060            1,160
  Nontaxable insurance
    benefits                         (640)            (455)            (622)
  Other - net                         372              (74)            (496)
                                 --------         --------         --------
                                 $ 37,995         $ 48,283         $ 53,060
                                 ========         ========         ========


The components of the net deferred tax liability at May 31 are summarized below:


In thousands                                                2000               1999
                                                          ---------         ---------
Deferred tax assets
   Deferred compensation                                  $   7,802         $   7,345
   Expenses not currently tax deductible                      6,936             7,507
   Tax cost in inventory                                      4,337                --
   Alternative minimum tax credit carryforward                7,607                --
                                                          ---------         ---------
       Total deferred tax assets                             26,682            14,852

Deferred tax liabilities
   Accelerated tax depreciation                              95,014            64,782
   Deferred real estate gains                                 4,970             4,970
   Tax cost in inventory                                         --             3,280
   Other                                                      1,555             1,305
                                                          ---------         ---------
       Total deferred tax liabilities                       101,539            74,337
                                                          ---------         ---------

Net tax liability                                            74,857            59,485
Less current portion (asset)                                (19,703)           (3,468)
                                                          ---------         ---------
Net deferred tax liability                                $  94,560         $  62,953
                                                          =========         =========


As of May 31, 2000, the Company has $7.6 million of alternative minimum tax credit carryforward. The credit carryforward, which does not expire, is available for offset against future regular income tax.

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

Information regarding the Company's litigation against certain graphite electrode suppliers is presented on page 15 under "Other Items" of Management's Discussion and Analysis of Financial Condition and Results of Operations.

RETIREMENT PLANS

Substantially all employees of the Company are covered by a series of defined contribution retirement plans. The amount of pension expense charged to costs and expenses for the above plans was $3.2 million in 2000, $3.2 million in 1999 and $3.8 million in 1998. It is the Company's policy to fund the plans to the extent of charges to income.

Certain employees and retirees of an acquired subsidiary are covered by defined retirement and postretirement health benefit plans. The plan assets approximate the plan benefit obligations. The postretirement liability for these plans was $9.0 million at May 31, 2000. The amount of pension expense charged to costs and expenses was $1.1 million in 2000, $1.2 million in 1999 and $500,000 in 1998. Payments under these plans amounted to $200,000 in 2000, $1.1 million in 1999 and $200,000 in 1998.

INCENTIVE PLANS

All personnel employed as of May 31 share in the pretax income of the Company for the year then ended based on predetermined formulas. The duration of most of the plans is one year; certain executives are additionally covered under a three-year plan. All plans are subject to annual review by the Company's Board of Directors. The expense included in selling, general and administrative was $13.6 million, $19.0 million and $17.7 million for 2000, 1999 and 1998, respectively.

Certain executives of Chaparral participate in a deferred compensation plan based on a five-year average of earnings. Amounts recorded as expense (reduction) under the plan were ($1.0) million, ($500,000) and $2.3 million for 2000, 1999 and 1998, respectively.

OPERATING LEASES

Total expense for operating leases for mobile equipment, office space and other items (other than for mineral rights) amounted to $24.3 million in 2000, $20.7 million in 1999 and $22.2 million in 1998. Non-cancelable operating leases with an initial or remaining term of more than one year totaled $60.5 million at May 31, 2000. Annual lease payments for the five succeeding years are $22.4 million, $12.9 million, $12.4 million, $6.9 million and $5.5 million.

BUSINESS SEGMENTS

The Company has two reportable segments: cement, aggregate and concrete products (the "CAC" segment) and steel (the "Steel" segment). The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because of significant differences in manufacturing processes, distribution and markets served. Through the CAC segment the Company produces and sells cement, stone, sand and gravel, expanded shale and clay aggregate and concrete products. Through its Steel segment, the Company produces and sells structural steel, piling products, specialty bar products, merchant bar-quality rounds, reinforcing bar and channels. Operating profit is net sales less operating costs and expenses, excluding general corporate expenses and interest expense. Identifiable assets by segment are those assets that are used in the Company's operation in each segment. Corporate assets consist primarily of cash, real estate and other financial assets not identified with a major business segment. Business segment information is presented on pages 11 and 12.

QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following is a summary of quarterly financial information (in thousands except per share):


   2000                                       Aug.               Nov.               Feb.              May
-----------                                ----------         ----------         ----------        ----------
Net sales
    CAC                                    $  183,719         $  168,434         $  149,116        $  178,498
    Steel                                     128,176            148,806            165,166           184,492
                                           ----------         ----------         ----------        ----------
                                              311,895            317,240            314,282           362,990
                                           ==========         ==========         ==========        ==========

Operating profit (loss)
    CAC                                        48,752             41,251             31,506            48,208
    Steel                                      (8,139)            (5,518)            10,971            17,924
                                           ----------         ----------         ----------        ----------
                                               40,613             35,733             42,477            66,132
                                           ==========         ==========         ==========        ==========

Net income                                     16,394             10,672             13,884            28,879

Per share
    Net income
       Basic                                      .78                .51                .65              1.36
       Diluted                                    .75                .50                .64              1.26
    Dividends                                    .075               .075               .075              .075
    Stock price
       High                                    39 5/8             39 3/4             43 3/8            35 3/8
       Low                                     31 1/2             31 1/2            29 7/16          28 11/16



   1999                                       Aug.               Nov.               Feb.              May
-----------                                ----------         ----------         ----------        ----------
Net sales
    CAC                                    $  168,877         $  150,211         $  148,453        $  176,816
    Steel                                     130,231            130,191            104,364           117,657
                                           ----------         ----------         ----------        ----------
                                              299,108            280,402            252,817           294,473
                                           ==========         ==========         ==========        ==========

Operating profit
    CAC                                        45,923             39,363             27,938            52,086
    Steel                                       6,996              4,489                133             1,332
                                           ----------         ----------         ----------        ----------
                                               52,919             43,852             28,071            53,418
                                           ==========         ==========         ==========        ==========

Net income                                     27,286             22,794             10,154            28,509

Per share
    Net income
       Basic                                     1.28               1.07                .48              1.35
       Diluted                                   1.17               1.01                .48              1.25
    Dividends                                    .075               .075               .075              .075
    Stock price
       High                                    59 3/4             36 7/8                 29                37
       Low                                         32            19 9/16            23 1/16            21 5/8


Preferred securities were not included in the computation of diluted EPS for the February 1999 and November 1999 quarters because the effect would have been antidilutive.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None


                                    PART III

In accordance with paragraph (3) of General Instruction G to Form 10-K, Part III of this report is omitted because the Registrant will file with the Securities Exchange Commission, not later than 120 days after May 31, 2000, a definitive proxy statement pursuant to Regulation 14A involving the election of Directors. Reference is made to the sections of such proxy statement entitled "Section 16(a) Beneficial Ownership Reporting Compliance", "Security Ownership of Certain Beneficial Owners", "Election of Directors", "Executive Compensation", "Report of the Compensation Committee on Executive Compensation" and "Security Ownership of Management", which sections of such proxy statement are incorporated herein by reference. Information concerning the Registrant's executive officers is set forth under Part I, Item 4A of this report.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)  Documents filed as a part of this report.

     (1) Financial Statements

         Report of Independent Auditors
         Consolidated Balance Sheets - May 31, 2000 and 1999
         Consolidated Statements of Income - Years ended May 31, 2000,
           1999 and 1998
         Consolidated Statements of Cash Flows - Years ended May 31, 2000,
           1999 and 1998
         Consolidated Statements of Shareholders' Equity - Years ended
           May 31, 2000, 1999 and 1998
         Notes to Consolidated Financial Statements

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

         21.1   Subsidiaries of the Registrant

         23.1   Consent of Independent Auditors

         24.1   Power of Attorney for certain members of the Board of Directors

         27.1   Financial Data Schedule (electronically filed only)

This schedule contains summary financial information extracted from the Registrant's May 31, 2000 Consolidated Financial Statements and is qualified in its entirety by reference to such financial statements.

The remaining exhibits have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

(b)  Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of August, 2000.

                                                 TEXAS INDUSTRIES, INC.



                                                 By  /s/  Robert D. Rogers
                                                    ----------------------------
                                                    Robert D. Rogers, President

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


         Signature                                        Title                                     Date
         ---------                                        -----                                     ----

/s/   Robert D. Rogers                       President and Chief Executive Officer               August 23, 2000
-------------------------------
      Robert D. Rogers                       (Principal Executive Officer)

/s/   Richard M. Fowler                      Executive Vice President - Finance and              August 23, 2000
------------------------------
      Richard M. Fowler                        Chief Financial Officer
                                             (Principal Financial Officer)

/s/   James R. McCraw                        Vice President - Accounting/Information Services    August 23, 2000
-------------------------------
      James R. McCraw                        (Principal Accounting Officer)

                                             Director                                            August 23, 2000
-------------------------------
       Robert Alpert

/s/   John M. Belk*                          Director                                            August 23, 2000
-------------------------------
      John M. Belk

                                             Director                                            August 23, 2000
-------------------------------
      Eugenio Clariond Reyes

/s/   Gordon E. Forward*                     Director                                            August 23, 2000
-------------------------------
      Gordon E. Forward

/s/   Gerald R. Heffernan*                   Director                                            August 23, 2000
-------------------------------
      Gerald R. Heffernan

/s/   James M. Hoak*                         Director                                            August 23, 2000
-------------------------------
      James M. Hoak

/s/   Robert D. Rogers                       Director                                            August 23, 2000
-------------------------------
      Robert D. Rogers

/s/   Ian Wachtmeister*                      Director                                            August 23, 2000
-------------------------------
      Ian Wachtmeister

/s/   Elizabeth C. Williams*                 Director                                            August 23, 2000
-------------------------------
      Elizabeth C. Williams


*BY   /s/  James R. McCraw                   Vice President - Accounting/Information Services    August 23, 2000
      ------------------------
           James R. McCraw

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER      DESCRIPTION                                                                                           PAGE
-------     -----------                                                                                           ----
  2.1       Agreement and Plan of Merger dated as of July 30, 1997 among Chaparral Steel Company, the
            Company and TXI Acquisition Inc., incorporated by reference to Exhibit (c) of the Company's
            Schedule 13E-3/A Transaction Statement dated November 28, 1997.........................................*

  3.1       Articles of Incorporation..............................................................................*

  3.2       By-Laws................................................................................................*

  4.1       Instruments defining rights of security holders........................................................*

 10.1       Partnership Interests Purchase Agreement with an effective date of December 31, 1997 by and among TXI California Inc., TXI Riverside Inc., RVC Venture Corp. and
            Ssangyong/Riverside Venture Corp. filed with the Securities and Exchange Commission on Form 8-K dated January 26, 1998.....................................................................*

 10.2       $450,000,000 Third Amended and Restated Credit Agreement among
            Texas Industries Inc., Certain Leaders, Certain Co-Agents and
            NationsBank, N.A., as Administrative Lender dated March 10, 1999 filed with the Securities and Exchange Commission on Form 10-Q dated April 9, 1999.....................*

 10.3       Texas Industries, Inc. $80,000,000 7.15% Senior Notes, Series A, due April 15, 2006;
            $40,000,000 7.20% Senior Notes, Series B, due April 15, 2007;
            $10,000,000 7.28% Senior Notes, Series C, due April 15, 2009;
            $45,000,000 7.395% Senior Notes, Series D, due April 15, 2012;
            $25,000,000 7.59% Senior Notes, Series E, due April 15, 2017 note agreement dated as of December 18, 1997 filed with the Securities and Exchange Commission on Form 10-Q dated April 10, 1998......................................................................*

 21.1       Subsidiaries and Affiliates of the Registrant.........................................................36

 23.1       Consent of Independent Auditors.......................................................................37

 24.1       Power of Attorney for certain members of the Board of Directors.......................................38

 27.1       Financial Data Schedule...............................................................................**




          *   Previously filed and incorporated herein by reference.

          **  Electronically filed only.