Form 10-Q
period 2000-08-31
TEXAS INDUSTRIES INC
filed 2000-10-12
CIK 97472

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 2000


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

  As of October 6, 2000, 21,074,133 shares of Registrant's Common Stock, $1.00 par value, were outstanding.

                                     INDEX

                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION                                                                          Page
-----------------------------
Item 1.   Financial Statements

          Consolidated Balance Sheets -- August 31, 2000 and May 31, 2000...........................     3

          Consolidated Statements of Income -- three months ended August 31, 2000
             and August 31, 1999....................................................................     4

          Consolidated Statements of Cash Flows -- three months ended August 31, 2000
             and August 31, 1999....................................................................     5

          Notes to Consolidated Financial Statements................................................     6

          Independent Accountants' Review Report....................................................    12

Item 2.   Management's Discussion and Analysis of Operating Results
             and Financial Condition................................................................    13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk -- the information required
             by this item is included in Item 2.....................................................    --

PART II.  OTHER INFORMATION
---------------------------

Item 6.   Exhibits and Reports on Form 8-K..........................................................    17

SIGNATURES
----------

                          CONSOLIDATED BALANCE SHEETS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

                                                      (Unaudited)
                                                       August 31,      May 31,
------------------------------------------------------------------------------
In thousands                                                2000         2000
------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
 Cash                                                 $    7,951   $    6,988
 Notes and accounts receivable                            60,965       79,180
 Inventories                                             249,347      246,910
 Deferred taxes and prepaid expenses                      37,875       38,926
                                                      ----------   ----------
           TOTAL CURRENT ASSETS                          356,138      372,004

OTHER ASSETS
 Real estate and other investments                        18,333       18,572
 Goodwill and other intangibles                          151,716      152,309
 Other                                                    43,352       43,712
                                                      ----------  ----------
                                                         213,401      214,593

PROPERTY, PLANT AND EQUIPMENT
 Land and land improvements                              193,458      190,671
 Buildings                                                91,195       90,160
 Machinery and equipment                               1,474,806    1,470,369
 Construction in progress                                301,802      256,594
                                                      ----------   ----------
                                                       2,061,261    2,007,794
 Less allowances for depreciation                        801,760      778,711
                                                      ----------   ----------
                                                       1,259,501    1,229,083
                                                      ----------   ----------
                                                      $1,829,040   $1,815,680
                                                      ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Trade accounts payable                               $   98,347   $   94,077
 Accrued interest, wages and other items                  60,134       64,815
 Current portion of long-term debt                         9,366        9,373
                                                      ----------   ----------
           TOTAL CURRENT LIABILITIES                     167,847      168,265

LONG-TERM DEBT                                           607,246      623,284

DEFERRED FEDERAL INCOME TAXES AND OTHER CREDITS          131,799      126,105

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
 PREFERRED SECURITIES  OF SUBSIDIARY HOLDING
 SOLELY COMPANY CONVERTIBLE DEBENTURES                   200,000      200,000

SHAREHOLDERS' EQUITY
 Common stock, $1 par value                               25,067       25,067
 Additional paid-in capital                              258,338      258,325
 Retained earnings                                       528,245      504,161
 Cost of common stock in treasury                        (89,502)     (89,527)
                                                      ----------   ----------
                                                         722,148      698,026
                                                      ----------   ----------
                                                      $1,829,040   $1,815,680
                                                      ==========   ==========
 See notes to consolidated financial statements.

                                  (Unaudited)
                       CONSOLIDATED STATEMENTS OF INCOME
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

                                                            Three months ended
                                                                August 31,
--------------------------------------------------------------------------------
In thousands except per share                                2000        1999
--------------------------------------------------------------------------------
NET SALES                                                   $365,172   $311,895

COSTS AND EXPENSES (INCOME)
 Cost of products sold                                       291,684    253,543
 Selling, general and administrative                          27,362     28,319
 Interest                                                      9,307      3,375
 Other income                                                 (4,400)      (920)
                                                            --------   --------
                                                             323,953    284,317
                                                            --------   --------
        INCOME BEFORE THE FOLLOWING ITEMS                     41,219     27,578

Income taxes                                                  13,767      9,396
                                                            --------   --------
                                                              27,452     18,182

Dividends on preferred securities - net of tax                (1,788)    (1,788)
                                                            --------   --------
        NET INCOME                                          $ 25,664   $ 16,394
                                                            ========   ========

BASIC
 Average shares                                               21,211     21,130

 Earnings per share                                         $   1.21   $    .78
                                                            ========   ========

DILUTED
 Average shares                                               24,425     24,482

 Earnings per share                                         $   1.13   $    .75
                                                            ========   ========

Cash dividends                                              $   .075   $   .075
                                                            ========   ========


See notes to consolidated financial statements.

                                  (Unaudited)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


                                                           Three months ended
                                                                August 31,
-----------------------------------------------------------------------------
In thousands                                                 2000        1999
-----------------------------------------------------------------------------
OPERATING ACTIVITIES
 Net income                                               $25,664  $   16,394
 Loss (gain) on disposal of assets                           (392)          2
 Non-cash items
   Depreciation, depletion and amortization                25,186      21,350
   Deferred taxes                                           7,057       4,465
   Other - net                                              2,633       2,842
 Changes in operating assets and liabilities
   Receivables sold                                        40,000          --
   Notes and accounts receivable                          (21,882)     (8,967)
   Inventories and prepaid expenses                        (3,104)      5,705
   Accounts payable and accrued liabilities                (1,185)      7,500
   Real estate and investments                                239         171
                                                         --------    --------
      Net cash provided by operations                      74,216      49,462

INVESTING ACTIVITIES
 Capital expenditures - expansions                        (22,224)    (79,638)
 Capital expenditures - other                             (32,583)    (11,794)
 Proceeds from disposal of assets                             917         127
 Other - net                                               (1,275)        101
                                                         --------    --------
      Net cash used by investing                          (55,165)    (91,204)

FINANCING ACTIVITIES
 Proceeds of long-term borrowing                           86,600      54,579
 Debt retirements                                        (102,648)    (20,301)
 Purchase of treasury shares                                   --        (110)
 Common dividends paid                                     (1,580)     (1,575)
 Other - net                                                 (460)       (538)
                                                         --------    --------
    Net cash provided (used) by financing                 (18,088)     32,055
                                                         --------    --------
Increase (decrease) in cash                                   963      (9,687)

Cash at beginning of period                                 6,988      17,652
                                                         --------    --------
Cash at end of period                                    $  7,951    $  7,965
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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 2000, are not necessarily indicative of the results that may be expected for the year ended May 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 2000.

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

     Intangible Assets. Goodwill and other intangibles is presented net of accumulated amortization of $35.4 million at August 31, 2000 and $33.9 million at May 31, 2000. Goodwill resulting from the acquisitions of Chaparral Steel Company and Riverside Cement Company, totaling $146.1 million at August 31, 2000 and $146.5 million at May 31, 2000 (net of accumulated amortization), is being amortized currently on a straight-line basis over 40-year periods. Other intangibles consisting primarily of goodwill and non-compete agreements are being amortized on a straight-line basis over periods of 2 to 15 years. Management reviews remaining goodwill and other intangibles with consideration toward recovery through future operating results (undiscounted) at the current rates of amortization.

     Debt Issuance Cost. Debt issuance costs associated with various debt issues are being amortized over the terms of the related debt.

     Other Credits. Other credits, composed primarily of liabilities related to the Company's retirement plans and deferred compensation agreements, totaled $31.9 million at August 31, 2000 and $31.5 million at May 31, 2000.

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

  Earnings Per Share ("EPS"). Basic EPS is computed by adjusting net income for the amortization of additional goodwill in connection with a contingent payment for the acquisition of Chaparral, then dividing by the weighted average number of common shares outstanding during the period including certain contingently issuable shares. Diluted EPS also adjusts net income for the net dividends on preferred securities of subsidiary and the outstanding shares for the dilutive effect of the preferred securities, stock options and awards. Stock options to purchase approximately 819,000 shares in 2000 and 419,000 shares in 1999 were not included in the computation of diluted EPS because the effect would have been antidilutive.

  Basic and Diluted EPS are calculated as follows:

                                                           August 31,
     -------------------------------------------------------------------
     In thousands except per share                         2000     1999
     -------------------------------------------------------------------

     Earnings:
      Net income                                        $25,664   16,394
      Contingent price amortization                          58       58
                                                        -------  -------
         Basic earnings                                  25,722   16,452
      Dividends on preferred securities - net of tax      1,788    1,788
                                                        -------  -------
         Diluted earnings                               $27,510  $18,240
                                                        =======  =======
     Shares:
      Weighted-average shares outstanding                21,071   21,000
      Contingently issuable shares                          140      130
                                                        -------  -------
         Basic weighted-average shares                   21,211   21,130

      Preferred securities                                2,889    2,889
      Stock option and award dilution                       325      463
                                                        -------  -------
         Diluted weighted-average shares                 24,425   24,482
                                                        =======  =======

     Basic earnings per share                           $  1.21  $   .78
                                                        =======  =======

     Diluted earnings per share                         $  1.13  $   .75
                                                        =======  =======

WORKING CAPITAL

  Working capital totaled $188.3 million at August 31, 2000 and $203.7 million at May 31, 2000.

  Notes and accounts receivable totaling $61.0 million at August and $79.2 million at May are presented net of allowances for doubtful receivables of $2.9 million at August and $3.3 million at May.

  The Company has an agreement to sell, on a revolving basis, an interest in a defined pool of trade receivables of up to $125 million. The agreement is subject to annual renewal. The maximum amount outstanding varies based upon the level of eligible receivables. Fees are variable and follow commercial paper rates. The sales are reflected as accounts receivable reductions and as operating cash flows. As collections reduce previously sold interests, new accounts receivable are customarily sold. The interest sold totaled $125 million at August and $85 million at May. Fees and expenses of $2.1 million and $1.4 million are included in selling, general and administrative expenses in the three-month periods ended August 31, 2000 and 1999, respectively. The Company, as agent for the purchaser, retains collection and administration responsibilities for the participating interests of the defined pool.

  Inventories are summarized as follows:

     ------------------------------------------------------------------------------------
     In thousands                                                      August     May
     ------------------------------------------------------------------------------------
     Finished products                                               $ 64,780  $ 61,255
     Work in process                                                   50,881    51,785
     Raw materials and supplies                                       133,686   133,870
                                                                     --------  --------
                                                                     $249,347  $246,910
                                                                     ========  ========

  Inventories are stated at cost (not in excess of market) with a majority of inventories using the last-in first-out method (LIFO). If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $7.8 million at August and May.


LONG-TERM DEBT

  Long-term debt is comprised of the following:

     ------------------------------------------------------------------------------------
     In thousands                                                      August     May
     ------------------------------------------------------------------------------------
     Revolving credit facility maturing in 2004, interest rates
       average 8.13%                                                   $224,000  $240,000
     Senior notes
       Notes due through 2017, interest rates average 7.28%             200,000   200,000
       Notes due through 2008, interest rates average 7.28%              75,000    75,000
       Notes due through 2004, interest rates average 10.2%              32,000    32,000
     Variable-rate industrial development revenue bonds
       Bonds maturing in 2028, interest rate approximately 4.5%          50,000    50,000
       Bonds maturing in 2029, interest rate approximately 4.5%          25,000    25,000
       Bonds maturing in 2029, interest rate approximately 4.5%-net         303       303
     Pollution control bonds, due through 2007, interest
       rate 7.13% (75% of prime)                                          5,895     5,895
     Other, maturing through 2009, interest rates
       from 7.5% to 10%                                                   4,414     4,459
                                                                       --------  --------
                                                                        616,612   632,657
     Less current maturities                                              9,366     9,373
                                                                       --------  --------
                                                                       $607,246  $623,284
                                                                       ========  ========

  Annual maturities of long-term debt for each of the five succeeding years are $9.4, $9.2, $9.2, $278.3 and $41.2 million.

  The Company has available a bank-financed $450 million long-term revolving credit facility. In addition to the $224.0 million currently outstanding under this facility, $108.9 million has been utilized to support letters of credit. The Company may select at the time of borrowing an interest rate at either prime or the applicable margin above LIBOR. Commitment fees at a current annual rate of .375% are paid on the unused portion of this facility.

  On May 18, 1999, the Company issued variable rate industrial development bonds in the amount of $20.5 million of which $303,000 was funded as of August 31, 2000. The proceeds are available to reimburse certain construction costs at its Midlothian cement plant.

  Loan agreements contain covenants that provide for restrictions on the payment of dividends on common stock, and limitations on purchases of treasury stock, incurring certain indebtedness and making certain investments. Under the most restrictive of these agreements, the aggregate amount of annual fixed charges, which includes cash dividends on common stock, is limited based on the ratio of earnings before interest, taxes, depreciation and amortization to fixed charges. At August 31, 2000, additional fixed charges in the amount of $67.0 million could have been incurred. The Company is in compliance with all loan covenant restrictions.

  The amount of interest paid for the three-month periods presented was $7.8 million in 2000 and $2.5 million in 1999. Interest capitalized totaled $3.9 million and $6.6 million in the 2000 and 1999 periods, respectively.

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

SHAREHOLDERS' EQUITY

  Common stock consists of:

     -------------------------------------------------------------
     In thousands                                   August   May
     -------------------------------------------------------------

     Shares authorized                              40,000  40,000
     Shares outstanding at end of period            21,071  21,070
     Shares held in treasury                         3,996   3,997
     Shares reserved for stock options and other     3,786   3,787

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

  A summary of option transactions for the three-month period ended August 31, 2000, follows:

-------------------------------------------------------------------------------------------
                                                                          Weighted Average
                                              Shares Under Option           Option Price
-------------------------------------------------------------------------------------------
Outstanding at June 1                               2,162,125                   $29.86
 Granted                                               10,000                    31.00
 Cancelled                                            (10,490)                   33.34
                                                    ---------                   ------
Outstanding at August 31                            2,161,635                   $29.85
                                                    =========                   ======

  At August 31, 2000, there were 1,221,175 shares exercisable and 1,458,950 shares available for future grants. Outstanding options expire on various dates to July 13, 2010.

INCOME TAXES

  Federal income taxes for the interim periods ended August 31, 2000 and 1999, have been included in the accompanying financial statements on the basis of an estimated annual rate. The estimated annualized tax rate is 33.3% for 2000 compared to 34.0% for 1999. The primary reason that these respective tax rates differ from the 35% statutory corporate rate is due to goodwill expense which is not tax deductible, percentage depletion which is tax deductible and the state income tax expense. The Company made income tax payments of $8.9 million and $654,000 in the three-month periods ended August 31, 2000 and 1999, respectively.

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

                                   EXHIBIT A
                                   ---------

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors
Texas Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of August 31, 2000 and the related condensed consolidated statements of income and cash flows for the three-month periods ended August 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of May 31, 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended [not presented herein] and in our report dated July 12, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                           /s/ Ernst & Young LLP
                                           ---------------------


September 19, 2000

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Comparison of operations and financial condition for the three-month period ended August 31, 2000 to the three-month period ended August 31, 1999.

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

  Corporate resources include administration, financial, legal, environmental, human resources and real estate activities that are not allocated to operations and are excluded from operating profit.


                                              Three months ended
                                                   August 31,
     ------------------------------------------------------------
     In thousands                                2000        1999
     ------------------------------------------------------------
     TOTAL SALES
       Cement                               $  90,818   $  81,051
       Ready-mix                               70,319      75,369
       Stone, sand & gravel                    31,434      28,623
       Structural mills                       139,942      99,670
       Bar mill                                26,545      25,027

     UNITS SHIPPED
       Cement (tons)                            1,252       1,037
       Ready-mix (cubic yards)                  1,162       1,178
       Stone, sand & gravel (tons)              5,764       5,158
       Structural mills (tons)                    362         340
       Bar mill (tons)                             77          75

     NET SALES
       Cement                               $  70,226   $  59,778
       Ready-mix                               70,202      75,214
       Stone, sand & gravel                    21,813      20,495
       Other products                          30,996      28,232
                                              -------     -------
       TOTAL CAC                              193,237     183,719

       Structural mills                       139,942      99,670
       Bar mill                                26,545      25,027
       Other                                    5,448       3,479
                                              -------     -------
       TOTAL STEEL                            171,935     128,176
                                              -------     -------
       TOTAL NET SALES                      $ 365,172   $ 311,895
                                              =======     =======

                                                  Three months ended
                                                      August 31,
     ----------------------------------------------------------------
     In thousands                                  2000        1999
     ----------------------------------------------------------------
     CAC OPERATIONS
       Gross profit                              $ 64,391   $  69,554
       Less: Depreciation, depletion &
              amortization                          9,683       9,749
             Selling, general & administrative     12,007      11,354
             Other income                            (520)       (301)
                                                   ------      ------
       OPERATING PROFIT                            43,221      48,752

     STEEL OPERATIONS
       Gross profit                                32,973       8,814
       Less: Depreciation & amortization           15,230      11,366
             Selling, general & administrative      5,986       5,756
             Other income                          (1,416)       (169)
                                                   ------      ------
       OPERATING PROFIT (LOSS)                     13,173      (8,139)
                                                   ------      ------
     TOTAL OPERATING PROFIT                        56,394      40,613

     CORPORATE RESOURCES
       Other income                                 2,464         450
       Less: Depreciation & amortization              273         235
             Selling, general & administrative      8,059       9,875
                                                   ------      ------
                                                   (5,868)     (9,660)

     INTEREST EXPENSE                              (9,307)     (3,375)
                                                   ------      ------
     INCOME BEFORE TAXES & OTHER ITEMS           $ 41,219    $ 27,578
                                                 ========    ========

RESULTS OF OPERATIONS

  Net Sales. Consolidated net sales for the August 2000 quarter were $365.2 million compared to $311.9 million for the prior year period. CAC sales at $193.2 million were up 5%. Strong construction activity continues to sustain demand for building materials in the Company's CAC markets. Total cement sales increased $9.8 million on 21% higher shipments. Average trade prices were 9% below the prior year but comparable to the May 2000 quarter. Ready-mix sales declined $5.1 million with average prices down 5% on slightly lower volumes. Aggregate sales increased $2.8 million on 12% higher shipments with average selling prices down 7%. Steel sales at $171.9 million were $43.8 million above the prior year period. There continues to be strong demand for structural products in North America. Structural steel sales increased 40% with realized prices 32% higher than the prior year period and 3% above the May 2000 quarter. Bar mill sales improved as prices were 2% above the prior year period on somewhat higher shipments.

  Operating Costs. Consolidated cost of products sold including depreciation, depletion and amortization was $291.7 million, an increase of $38.1 million over the prior year period. CAC costs were $137.5 million, an increase of $14.7 million, due to increased cement shipments at higher unit costs. Steel costs of $154.2 million increased $23.5 million on increased shipments and higher unit production costs at the Virginia plant because of start-up inefficiencies.

  CAC selling, general and administrative expenses including depreciation and amortization at $13.0 million increased $600,000 over the prior year period primarily due to increased administrative expense allocated to operations, offset by lower incentive accruals. Steel expenses at $6.0 million were $200,000 above the prior year period.

  Operating Profit. Operating profit of $56.4 million for the August 2000 quarter was 39% above the prior year period. CAC operating profit declined $5.5 million. Cement profit margins declined on lower average selling prices due primarily to the impact of imports on supply. Steel operating profit increased $21.3 million reflecting the improvement in structural beam prices experienced over the past year. However, higher costs of manufacturing due to the start-up of the Virginia plant adversely impacted operating profits and could continue to affect near term results.

  Corporate Resources. Selling, general and administrative expenses including depreciation and amortization at $8.3 million decreased $1.8 million as lower incentive accruals offset increased costs associated with the Company's agreement to sell receivables. Other income increased $2.0 million due to higher real estate income.

  Interest Expense. Interest expense at $9.3 million was $5.9 million higher than the prior year period. The increase was due to a $3.2 million increase in interest resulting from higher average outstanding debt and a $2.7 million decrease in interest capitalized.

  Income Taxes. The Company's current effective tax rate is estimated at 33.3% compared to 34.0% in the prior year period. The primary reason that the tax rate differs from the 35% statutory corporate rate is due to goodwill expense that is not tax deductible, percentage depletion that is tax deductible and state income tax expense.

  Dividends on Preferred Securities - Net of Tax. Dividends on preferred securities of subsidiary in the amount of $1.8 million net of tax benefit were incurred in each period.

LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities was $74.2 million, an increase of $24.8 million over the prior year period. Sales of receivables provided $40 million in operating cash flow in the current period. Higher net income, deferred taxes and depreciation, depletion and amortization expense were offset by changes in working capital items. Current CAC sales were up 8% from the May 2000 quarter increasing receivables $17.0 million and reducing inventories $5.1 million. Steel shipments declined 10% from the May 2000 quarter increasing inventories $7.5 million. Account payables and accrued expenses decreased $1.2 million. During the prior year period, CAC sales were up 4% from the May 1999 quarter increasing receivables $6.6 million. Inventories grew $4.2 million on increased production. Steel shipments increased 11% over the May 1999 quarter, increasing receivables $2.7 million and reducing inventories $13.8 million.

  Net cash used by investing activities was $55.2 million, compared to $91.2 million during the prior year period, consisting principally of capital expenditure items. Capital expenditures for normal replacement and technological upgrades of existing equipment and expansion of the Company's operations excluding major plant expansions were $32.6 million compared to $11.8 million in the prior year period. The fiscal year 2001 capital expenditure budget for these activities is estimated to be in the range of $120 to $150 million. Capital expenditures for plant expansions were $22.2 million incurred for the expansion of the Company's Midlothian, Texas cement plant. Completion is expected by the fall of 2000. The project will expand the production of the plant from 1.3 to
2.8 million tons per year and require a capital commitment of approximately $250 million. During the prior year period, in addition to $39.4 million incurred for the Midlothian cement plant expansion, $40.2 million was incurred towards the completion of the Company's Virginia steel facility.

  Net cash used by financing activities was $18.1 million, compared to $32.1 million provided during the prior year period. The Company has a $450 million revolving credit facility that expires in March 2004. At August 31, 2000, $224.0 million was outstanding under the credit facility and an additional $108.4 million had been utilized to support letters of credit. The Company also has available $20.2 million from industrial development bonds issued in May 1999 to reimburse construction costs at its Midlothian cement plant. The Company's quarterly cash dividend at $.075 per common share remained unchanged from the prior year period.

  The Company generally finances its major capital expansion projects with cash from operations and long-term borrowing. Maintenance capital expenditures and working capital are funded by cash from operations. The Company expects cash from operations, proceeds from its industrial development bonds and borrowings under its revolving credit facility to be sufficient to provide funds for capital expenditures commitments, scheduled debt repayments and working capital needs.

OTHER ITEMS

Litigation

  On November 25, 1998, Chaparral Steel Company ("Chaparral"), a wholly owned subsidiary, filed an action seeking damages, trebled as allowed by law, plus interest and costs, in the District Court of Ellis County, Texas against Showa Denko Carbon, Inc. ("SDC"); Showa Financing, K.K.; Showa Denko, K.K.; The Carbide/Graphite Group, Inc. ("CGG"); SGL Carbon Aktiengesellschaft and SGL Carbon Corp. ("SGL"); and UCAR Carbon Company, Inc. and UCAR International, Inc. ("UCAR") (collectively "Defendants") asserting causes of action for illegal restraints of trade in the sale of graphite electrodes. In December 1999, Nippon Carbon Co., Ltd.; SEC Corporation; Tokai Carbon U.S.A., Inc.; Tokai Carbon Company, Ltd.; VAW Aluminium Aktiengesellschaft; and VAW Carbon GMBH were added by Chaparral to the action. SDC and its affiliates, UCAR and its affiliates, VAW Aluminum Aktiengesellschaft, and VAW Carbon GMBH have settled with Chaparral and have been removed from the action. In related criminal actions, two of the Defendants have pled guilty to criminal violations of the U.S. antitrust laws and have paid fines; and a third Defendant has announced that it has agreed to cooperate with the U.S. Department of Justice investigation into the graphite electrode industry in exchange for immunity from criminal prosecution for it and some of its executives. For these reasons, although the Company's action is still in its discovery stages, the Company believes that it should, subject to inherent uncertainties of litigation, prevail in its claims against the remaining Defendants.

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

Market Risk

  The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. Because of the short duration of the Company's investments, changes in market interest rates would not have a significant impact on their fair value. The current fair value of the Company's long-term debt, including current maturities, does not exceed its carrying value. Market risk, when estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in the Company's weighted average long-term borrowing rate, would not have a significant impact on the carrying value of long-term debt. Expected maturity dates and average interest rates of long-term debt are essentially unchanged from May 31, 2000.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

  Certain statements contained in this quarterly report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the impact of competitive pressures and changing economic and financial conditions on the Company's business, construction activity in the Company's markets, abnormal periods of inclement weather, changes in the cost of raw materials, fuel, and energy, and the impact of environmental laws and other regulations. For further information refer to the Company's annual report on Form 10-K for the year ended May 31, 2000.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  The following exhibits are included herein:

     (15) Letter re:  Unaudited Interim Financial Information

     (27)  Financial Data Schedule

  The Financial Data Schedule contains summary financial information extracted from the Registrant's Unaudited August 31, 2000 Consolidated Financial Statements and is qualified in its entirety by reference to such financial statements.

  The remaining exhibits have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

  The Registrant did not file any reports on Form 8-K during the three-month period ended August 31, 2000.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                TEXAS INDUSTRIES, INC.



October 11, 2000                /s/  Richard M. Fowler
----------------                ----------------------
                                Richard M. Fowler
                                Executive Vice President - Finance and Chief
                                Financial Officer
                                (Principal Financial Officer)



October 11, 2000                /s/  James R. McCraw
----------------                --------------------
                                James R. McCraw
                                Vice President - Accounting and Information
                                Services
                                (Principal Accounting Officer)

                               INDEX TO EXHIBITS

Exhibits                                                                    Page

 15. Letter re: Unaudited Interim Financial Information...................   20

 27. Financial Data Schedule..............................................   **


     ** Electronically filed only.