Form 10-Q
period 2000-11-30
TEXAS INDUSTRIES INC
filed 2001-01-11
CIK 97472

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q


(Mark One)


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT     OF 1934

     For the quarterly period ended November 30, 2000


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

     As of January 8, 2001, 20,749,633 shares of Registrant's Common Stock, $1.00 par value, were outstanding.

                                     INDEX

                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION                                                                       Page
-----------------------------
Item 1.   Financial Statements

          Consolidated Balance Sheets - November 30, 2000 and May 31, 2000........................    3

          Consolidated Statements of Income -- three months and six months ended
            November 30, 2000 and November 30, 1999...............................................    4

          Consolidated Statements of Cash Flows -- six months ended November 30, 2000
            and November 30, 1999.................................................................    5

          Notes to Consolidated Financial Statements..............................................    6

          Independent Accountants' Review Report..................................................   12

Item 2.   Management's Discussion and Analysis of Operating Results
            and Financial Condition...............................................................   13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk -- the information required
            by this item is included in Item 2....................................................   --

PART II.  OTHER INFORMATION
---------------------------

Item 4.   Submission of Matters to a Vote of Security Holders.....................................   18

Item 6.   Exhibits and Reports on Form 8-K........................................................   18

SIGNATURES
----------

                          CONSOLIDATED BALANCE SHEETS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

                                                 (Unaudited)
                                                 November 30,           May 31,
--------------------------------------------------------------------------------
In thousands                                        2000                2000
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
 Cash                                             $   15,169         $     6,988
 Notes and accounts receivable                        31,501              79,180
 Inventories                                         269,477             246,910
 Deferred taxes and prepaid expenses                  53,483              38,926
                                                  ----------         -----------
      TOTAL CURRENT ASSETS                           369,630             372,004

OTHER ASSETS
 Real estate and other investments                    16,723              18,572
 Goodwill and other intangibles                      150,431             152,309
 Other                                                48,554              43,712
                                                  ----------         -----------
                                                     215,708             214,593

PROPERTY, PLANT AND EQUIPMENT
 Land and land improvements                          189,203             190,671
 Buildings                                            92,860              90,160
 Machinery and equipment                           1,482,740           1,470,369
 Construction in progress                            314,605             256,594
                                                  ----------         -----------
                                                   2,079,408           2,007,794
 Less allowances for depreciation                    823,805             778,711
                                                  ----------         -----------
                                                   1,255,603           1,229,083
                                                  ----------         -----------
                                                  $1,840,941         $ 1,815,680
                                                  ==========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Trade accounts payable                           $   83,985         $    94,077
 Accrued interest, wages and other items              54,466              64,815
 Current portion of long-term debt                     9,362               9,373
                                                  ----------         -----------
      TOTAL CURRENT LIABILITIES                      147,813             168,265

LONG-TERM DEBT                                       634,838             623,284

DEFERRED FEDERAL INCOME TAXES AND OTHER CREDITS      134,501             126,105

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
 PREFERRED SECURITIES OF SUBSIDIARY HOLDING
 SOLELY COMPANY CONVERTIBLE DEBENTURES               200,000             200,000

SHAREHOLDERS' EQUITY
 Common stock, $1 par value                           25,067              25,067
 Additional paid-in capital                          258,377             258,325
 Retained earnings                                   536,596             504,161
 Cost of common shares in treasury                   (96,251)            (89,527)
                                                  ----------         -----------
                                                     723,789             698,026
                                                  ----------         -----------
                                                  $1,840,941         $ 1,815,680
                                                  ==========         ===========

 See notes to consolidated financial statements.

                                  (Unaudited)
                       CONSOLIDATED STATEMENTS OF INCOME
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

                                                Three months ended   Six months ended
                                                   November 30,        November 30,
--------------------------------------------------------------------------------------
In thousands except per share                     2000     1999       2000      1999
--------------------------------------------------------------------------------------
NET SALES                                       $300,572  $317,240  $665,744  $629,135

COSTS AND EXPENSES (INCOME)
 Cost of products sold                           256,386   265,940   548,070   519,483
 Selling, general and administrative              25,061    27,420    52,423    55,739
 Interest                                          9,003     9,786    18,310    13,161
 Other income                                     (6,694)   (4,816)  (11,094)   (5,736)
                                                --------  --------  --------  --------
                                                 283,756   298,330   607,709   582,647
                                                --------  --------  --------  --------
       INCOME BEFORE THE FOLLOWING ITEMS          16,816    18,910    58,035    46,488

Income taxes                                       5,097     6,451    18,864    15,847
                                                --------  --------  --------  --------
                                                  11,719    12,459    39,171    30,641

Dividends on preferred securities - net of tax    (1,787)   (1,787)   (3,575)   (3,575)
                                                --------  --------  --------  --------
       NET INCOME                               $  9,932  $ 10,672  $ 35,596  $ 27,066
                                                ========  ========  ========  ========

BASIC
 Average shares                                   21,141    21,162    21,176    21,146

 Earnings per share                             $    .47  $    .51  $   1.69  $   1.29
                                                ========  ========  ========  ========

DILUTED
 Average shares                                   21,345    21,608    24,329    24,489

 Earnings per share                             $    .47  $    .50  $   1.61  $   1.26
                                                ========  ========  ========  ========

Cash dividends                                  $   .075  $   .075  $    .15  $    .15
                                                ========  ========  ========  ========

See notes to consolidated financial statements.

                                  (Unaudited)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


                                                    Six months ended
                                                      November 30,
---------------------------------------------------------------------
In thousands                                        2000        1999
---------------------------------------------------------------------

OPERATING ACTIVITIES
 Net income                                     $  35,596   $  27,066
 Gain on disposal of assets                        (4,299)       (970)
 Non-cash items
   Depreciation, depletion and amortization        50,599      47,149
   Deferred taxes                                   9,221       8,320
   Other - net                                      2,695       6,413
 Changes in operating assets and liabilities
   Receivables sold                                34,548          --
   Notes and accounts receivable                   13,032     (14,760)
   Inventories and prepaid expenses               (35,904)      2,528
   Accounts payable and accrued liabilities       (22,783)     23,493
   Real estate and investments                      1,849         378
                                                ---------   ---------
      Net cash provided by operations              84,554      99,617

INVESTING ACTIVITIES
 Capital expenditures - expansions                (31,487)   (162,588)
 Capital expenditures - other                     (49,377)    (26,831)
 Proceeds from disposal of assets                  10,838       2,142
 Other - net                                       (6,662)     (3,841)
                                                ---------   ---------
      Net cash used by investing                  (76,688)   (191,118)

FINANCING ACTIVITIES
 Proceeds from long-term borrowing                209,400     141,825
 Debt retirements                                (197,861)    (55,157)
 Purchase of treasury shares                       (6,189)       (129)
 Common dividends paid                             (3,161)     (3,153)
 Other - net                                       (1,874)       (724)
                                                ---------   ---------
      Net cash provided by financing                  315      82,662
                                                ---------   ---------
Increase (decrease) in cash                         8,181      (8,839)

Cash at beginning of period                         6,988      17,652
                                                ---------   ---------
Cash at end of period                           $  15,169   $   8,813
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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended November 30, 2000, are not necessarily indicative of the results that may be expected for the year ended May 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 2000.

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

  Intangible Assets. Goodwill and other intangibles is presented net of accumulated amortization of $36.9 million at November 30, 2000 and $33.9 million at May 31, 2000. Goodwill resulting from the acquisitions of Chaparral Steel Company and Riverside Cement Company, totaling $145.2 million at November 30, 2000 and $146.5 million at May 31, 2000 (net of accumulated amortization), is being amortized currently on a straight-line basis over 40-year periods. Other intangibles consisting primarily of goodwill and non-compete agreements are being amortized on a straight-line basis over periods of 2 to 15 years. Management reviews remaining goodwill and other intangibles with consideration toward recovery through future operating results (undiscounted) at the current rates of amortization.

  Debt Issuance Cost. Debt issuance costs associated with various debt issues are being amortized over the terms of the related debt.

  Other Credits. Other credits, composed primarily of liabilities related to the Company's retirement plans and deferred compensation agreements totaled $29.5 million at November 30, 2000 compared to $31.5 million at May 31, 2000.

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

  Earnings Per Share ("EPS"). Basic EPS is computed by adjusting net income for the amortization of additional goodwill in connection with a contingent payment for the acquisition of Chaparral Steel Company, then dividing by the weighted average number of common shares outstanding during the period including certain contingently issuable shares. Diluted EPS also adjusts net income for the net dividends on preferred securities of subsidiary and the outstanding shares for the dilutive effect of the preferred securities, stock options and awards.

  Basic and Diluted EPS are calculated as follows:

                                                          Three months ended         Six months ended
                                                             November 30,              November 30,
     ------------------------------------------------------------------------------------------------
     In thousands except per share                            2000      1999            2000     1999
     ------------------------------------------------------------------------------------------------
     Earnings:
      Net income                                           $ 9,932   $10,672         $35,596  $27,066
      Contingent price amortization                             58        58             116      116
                                                           -------   -------         -------  -------
         Basic earnings                                      9,990    10,730          35,712   27,182
      Dividends on preferred securities - net of tax            --        --           3,575    3,575
                                                           -------   -------         -------  -------
         Diluted earnings                                  $ 9,990   $10,730         $39,287  $30,757
                                                           =======   =======         =======  =======
     Shares:
      Weighted average shares outstanding                   20,999    21,026          21,035   21,013
      Contingently issuable shares                             142       136             141      133
                                                           -------   -------         -------  -------
         Basic weighted-average shares                      21,141    21,162          21,176   21,146

      Preferred securities                                      --        --           2,889    2,889
      Stock option and award dilution                          204       446             264      454
                                                           -------   -------         -------  -------
         Diluted weighted-average shares/(1)/               21,345    21,608          24,329   24,489
                                                           =======   =======         =======  =======

     Basic earnings per share                              $   .47   $   .51         $  1.69  $  1.29
                                                           =======   =======         =======  =======

     Diluted earnings per share                            $   .47   $   .50         $  1.61  $  1.26
                                                           =======   =======         =======  =======

     /(1)/ Shares excluded due to antidilutive effect:
            Preferred securities                             2,889     2,889              --       --
            Stock options                                      909       417             864      418

WORKING CAPITAL

  Working capital totaled $221.8 million at November 30, 2000, compared to $203.7 million at May 31, 2000.

  Notes and accounts receivable totaling $31.5 million at November and $79.2 million at May are presented net of allowances for doubtful receivables of $3.5 million at November and $3.3 million at May.

  The Company has an agreement to sell, on a revolving basis, an interest in a defined pool of trade receivables of up to $125 million. The agreement is subject to annual renewal. The maximum amount outstanding varies based upon the level of eligible receivables. Fees are variable and follow commercial paper rates. The sales are reflected as accounts receivable reductions and as operating cash flows. As collections reduce previously sold interests, new accounts receivable are customarily sold. The interest sold totaled $119.5 million at November and $85 million at May. Fees and expenses of $4.3 million and $2.9 million are included in selling, general and administrative expenses in the six-month periods ended November 30, 2000 and 1999, respectively. The Company, as agent for the purchaser, retains collection and administration responsibilities for the participating interests of the defined pool.

  Inventories are summarized as follows:

     --------------------------------------------------------------------
     In thousands                                      November    May
     --------------------------------------------------------------------
     Finished products                                 $ 84,052  $ 61,255
     Work in process                                     48,626    51,785
     Raw materials and supplies                         136,799   133,870
                                                       --------  --------
                                                       $269,477  $246,910
                                                       ========  ========

  Inventories are stated at cost (not in excess of market) with a majority of inventories using the last-in first-out method (LIFO). If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $7.8 million at November and May.


LONG-TERM DEBT

  Long-term debt is comprised of the following:

     -------------------------------------------------------------------------------------
     In thousands                                                       November    May
     -------------------------------------------------------------------------------------
     Revolving credit facility maturing in 2004, interest rates
       average 7.87%                                                    $242,000  $240,000
     Senior notes
       Notes due through 2017, interest rates average 7.28%              200,000   200,000
       Notes due through 2008, interest rates average 7.28%               75,000    75,000
       Notes due through 2004, interest rates average 10.2%               32,000    32,000
     Variable-rate industrial development revenue bonds
       Bonds maturing in 2028, interest rate approximately 4.5%           50,000    50,000
       Bonds maturing in 2029, interest rate approximately 4.5%            25,000    25,000
       Bonds maturing in 2029, interest rate approximately 4.5% - net      10,303       303
     Pollution control bonds, due through 2007, interest
       rate 7.13% (75% of prime)                                            5,555     5,895
     Other, maturing through 2009, interest rates
       from 7.5% to 10%                                                     4,342     4,459
                                                                        --------  --------
                                                                         644,200   632,657
     Less current maturities                                               9,362     9,373
                                                                        --------  --------
                                                                        $634,838  $623,284
                                                                        ========  ========

  Annual maturities of long-term debt for each of the five succeeding years are $9.4, $9.2, $9.2, $296.3 and $41.2 million.

  The Company has available a bank-financed $450 million long-term revolving credit facility. In addition to the $242.0 million currently outstanding under this facility, $109.9 million has been utilized to support letters of credit. The Company may select at the time of borrowing an interest rate at either prime or the applicable margin above LIBOR. Commitment fees at a current annual rate of .375% are paid on the unused portion of this facility.

  On May 18, 1999, the Company issued bonds in the amount of $20.5 million of which $10.3 million was funded as of November 30, 2000. The proceeds are available to reimburse certain construction costs at its Midlothian cement plant.

  Loan agreements contain covenants that provide for restrictions on the payment of dividends on common stock, and limitations on purchases of treasury stock, incurring certain indebtedness and making certain investments. Under the most restrictive of these agreements, the aggregate amount of annual fixed charges, which includes cash dividends on common stock, is limited based on the ratio of earnings before interest, taxes, depreciation and amortization to fixed charges. At November 30,2000, additional fixed charges in the amount of $65.8 million could have been incurred. The Company is in compliance with all loan covenant restrictions.

  The amount of interest paid for the six-month periods presented was $28.8 million in 2000 and $20.4 million in 1999. Interest capitalized totaled $8.1 million and $7.5 million in the 2000 and 1999 periods, respectively.


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

SHAREHOLDERS' EQUITY

  Common stock consists of:

     ---------------------------------------------------------------
     In thousands                                   November     May
     ---------------------------------------------------------------
     Shares authorized                                40,000  40,000
     Shares outstanding at end of period              20,774  21,070
     Shares held in treasury                           4,293   3,997
     Shares reserved for stock options and other       3,779   3,787

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

  A summary of option transactions for the six-month period ended November 30, 2000, follows:

     --------------------------------------------------------------------------
                                                             Weighted Average
                                        Shares Under Option     Option Price
     --------------------------------------------------------------------------
     Outstanding at June 1                   2,162,125            $29.86
      Granted                                   35,000             29.46
      Exercised                                 (7,540)            23.88
      Cancelled                                (11,750)            33.03
                                             ---------            ------
     Outstanding at November 30              2,177,835            $29.86
                                             =========            ======

  At November 30, 2000, there were 1,242,335 shares exercisable and 1,435,210 shares available for future grants. Outstanding options expire on various dates to October 17, 2010.

INCOME TAXES

  Federal income taxes for the interim periods ended November 30, 2000 and 1999, have been included in the accompanying financial statements on the basis of an estimated annual rate. The estimated annualized tax rate is 32.2% for 2000 compared with 34.0% for 1999. The primary reason that these respective tax rates differ from the 35% statutory corporate rate is due to goodwill expense which is not tax deductible, percentage depletion which is tax deductible and state income tax expense. The Company made income tax payments of $13.6 million and $2.2 million in the six-month periods ended November 30, 2000 and 1999, respectively.

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

                                   EXHIBIT A
                                   ---------

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors
Texas Industries, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of November 30, 2000 and the related condensed consolidated statements of income for the three-month and six-month periods ended November 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

December 15, 2000
Dallas, Texas

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Comparison of operations and financial condition for the three-month and six-month periods ended November 30, 2000 to the three-month and six-month periods ended November 30, 1999.

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

                                     Three months ended   Six months ended
                                        November 30,        November 30,
  -------------------------------------------------------------------------
  In thousands                       2000          1999   2000      1999
  -------------------------------------------------------------------------

  TOTAL SALES
      Cement                         $ 78,535  $ 77,936  $169,353  $158,987
      Ready-mix                        54,985    66,908   125,304   142,277
      Stone, sand & gravel             26,400    26,068    57,834    54,691
      Structural mills                113,637   116,874   253,579   216,544
      Bar mill                         23,614    28,108    50,159    53,135

  UNITS SHIPPED
      Cement (tons)                     1,094     1,027     2,346     2,064
      Ready-mix (cubic yards)             916     1,053     2,078     2,231
      Stone, sand & gravel (tons)       4,786     4,749    10,550     9,907
      Structural mills (tons)             303       356       665       696
      Bar mill (tons)                      69        84       146       159

  NET SALES
      Cement                         $ 61,440  $ 58,914  $131,666  $118,692
      Ready-mix                        54,861    66,793   125,063   142,007
      Stone, sand & gravel             18,212    17,952    40,025    38,447
      Other products                   25,160    24,775    56,156    53,007
                                     --------  --------  --------  --------
      TOTAL CAC                       159,673   168,434   352,910   352,153

      Structural mills                113,637   116,874   253,579   216,544
      Bar mill                         23,614    28,108    50,159    53,135
      Other                             3,648     3,824     9,096     7,303
                                     --------  --------  --------  --------
      TOTAL STEEL                     140,899   148,806   312,834   276,982
                                     --------  --------  --------  --------
      TOTAL NET SALES                $300,572  $317,240  $665,744  $629,135
                                     ========  ========  ========  ========

                                               Three months ended         Six months ended
                                                   November 30,              November 30,
  -----------------------------------------------------------------------------------------
  In thousands                                   2000      1999           2000       1999
  -----------------------------------------------------------------------------------------
  CAC OPERATIONS
     Gross profit                               $44,716   $61,103       $109,107   $130,657
     Less: Depreciation, depletion &
                 amortization                     9,809     9,656         19,492     19,405
           Selling, general & administrative      9,541    11,315         21,548     22,669
           Other income                          (2,812)   (1,119)        (3,332)    (1,420)
                                                -------   -------       --------   --------
     OPERATING PROFIT                            28,178    41,251         71,399     90,003

  STEEL OPERATIONS
      Gross profit                               23,573    14,650         56,546     23,464
      Less: Depreciation & amortization          15,315    15,857         30,545     27,223
            Selling, general & administrative     5,227     6,814         11,213     12,570
            Other income                           (908)   (2,503)        (2,324)    (2,672)
                                                -------   -------       --------   --------
      OPERATING PROFIT (LOSS)                     3,939    (5,518)        17,112    (13,657)
                                                -------   -------       --------   --------
  TOTAL OPERATING PROFIT                         32,117    35,733         88,511     76,346

  CORPORATE RESOURCES
      Other income                                2,974     1,194          5,438      1,644
      Less: Depreciation & amortization             287       286            560        521
            Selling, general & administrative     8,985     7,945         17,044     17,820
                                                -------   -------       --------   --------
                                                 (6,298)   (7,037)       (12,166)   (16,697)

  INTEREST EXPENSE                               (9,003)   (9,786)       (18,310)   (13,161)
                                                -------   -------       --------   --------

  INCOME BEFORE TAXES & OTHER ITEMS             $16,816   $18,910       $ 58,035   $ 46,488
                                                =======   =======       ========   ========

RESULTS OF OPERATIONS

     Net Sales. Consolidated net sales for the current quarter were $300.6 million, compared to $317.2 million for the prior year quarter. Consolidated net sales for the current six-month period were $665.7 million, compared to $629.1 million for the prior year.

     CAC sales for the quarter were down 5% from the prior year period reflecting lower realized prices for cement and ready-mix. Demand for building materials in the Company's CAC markets remains solid. Total cement sales for the quarter were comparable to the prior year period with sales up $10.4 million for the six-month period on 14% higher shipments. Average trade prices were 7% below the prior year but comparable to the August 2000 quarter as prices have stabilized in recent months. Ready-mix sales declined from the prior year 18% for the quarter and 12% for the six months. Average prices were down 5%. Weather impacted volumes in the current quarter which were 13% below the prior year period. Aggregate sales were up from the prior year slightly for the quarter and $3.1 million for the six months on higher shipments.

     Steel sales for the quarter were down 5% from the prior year period with realized prices 12% higher on 15% lower shipments. There continues to be solid demand for structural products in North America. Structural steel sales for the quarter were down somewhat from the prior year period with sales up $37.0 million for the six-month period. Realized prices in the current quarter were up 14% from the prior year but down 3% from the August 2000 quarter due to import competition. Bar mill sales in the current quarter were 16% below the prior year period due to 18% lower shipments.

     Operating Costs. Consolidated cost of products sold including depreciation, depletion and amortization for the current quarter was $256.4 million, a decrease of $9.6 million from the prior year period. Costs for the current six months were $548.1 million, an increase of $28.6 million from the prior year period. CAC costs increased from the prior year $7.8 million in the quarter and $22.5 million in the six months due primarily to increased cement shipments and the impact of higher energy costs on unit costs. Steel costs decreased from the prior year $17.4 million in the quarter and increased $6.1 million in the six months as lower shipments were somewhat offset by higher unit product costs due to increased energy costs and start-up inefficiencies at the Virginia plant.

     CAC selling, general and administrative expenses including depreciation and amortization decreased from the prior year $1.8 million in the quarter and $1.2 million in the six months due primarily to lower incentive accruals partially offset by increased administrative expense attributed to operations. Steel expense decreased $1.6 million in the quarter and $1.4 million in the six months due primarily to lower selling and administrative costs.

     Operating Profit. Operating profit of $32.1 million for the current quarter was $3.6 million lower than the prior year period. Operating profit of $88.5 million for the current six months was $12.2 million higher than the prior year period. CAC operating profit for the current quarter of $28.2 million was down $13.1 million from the prior year period due to the impact of weather and higher energy costs. Steel operating profit for the current quarter of $3.9 million was up $9.5 million from the prior year period due to higher realized prices offset by increased energy costs. Higher costs of manufacturing due to the start-up of the Virginia plant adversely impacted operating profits, as well, and could continue to affect near term results.

     Corporate Resources. Selling, general and administrative expenses including depreciation and amortization increased $1.0 million for the quarter and decreased $700,000 for the six months as lower incentive accruals offset increased costs associated with the Company's agreement to sell receivables and higher real estate and administrative expenses. Other income increased $1.8 million in the current quarter and $3.8 million in the current six months due to higher real estate income.

     Interest Expense. Interest expense for the current six-month period at $18.3 million was $5.1 million higher than the prior year period. The change was due to a $5.7 million increase in interest resulting from higher average outstanding debt offset by a $600,000 increase in interest capitalized.

     Income Taxes. The Company's current effective tax rate is estimated at 32.2% compared to 34.0% in the prior year period. The primary reason that the tax rate differs from the 35% statutory corporate rate is due to goodwill expense that is not tax deductible, percentage depletion that is tax deductible and state income tax expense.

     Dividends on Preferred Securities - Net of Tax. Dividends on preferred securities of subsidiary in the amount of $3.6 million net of tax benefit were incurred in each six-month period.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $84.6 million, a decrease of $15.1 million from the prior year period. Sales of receivables provided $34.5 million in operating cash flow in the current period. Higher net income, deferred taxes and depreciation, depletion and amortization expense were offset by changes in working capital items. Lower November sales in both the CAC and Steel segments reduced receivables $13.0 million. Inventories increased $22.6 million due to the decline in Steel shipments. Prepaid expenses increased $13.3 million primarily due to higher Steel shutdown costs associated with the normal, scheduled refurbishing of the production facilities. Accounts payable and accrued expenses decreased $22.8 million due primarily to lower trade payables, incentive accruals and income taxes. During the prior year period, Steel shipments and prices increased receivables and decreased inventories. Accounts payable and accrued expenses increased primarily due to higher trade payables.

     Net cash used by investing activities was $76.7 million, compared to $191.1 million during the prior year period, consisting principally of capital expenditure items. Capital expenditures for normal replacement and technological upgrades of existing equipment and expansion of the Company's operations excluding major plant expansions were $49.4 million compared to $26.8 million in the prior year period. The fiscal year 2001 capital expenditure budget for these activities is estimated to be in the range of $120 to $150 million. Capital expenditures incurred for the expansion of the Company's Midlothian, Texas cement plant were $31.5 million. Completion is expected by February 2001. The project will expand the production of the plant from 1.3 to 2.8 million tons per year and require a capital commitment of approximately $250 million. During the prior year period, in addition to $94.6 million incurred for the Midlothian cement plant expansion, $68.0 million was incurred towards the completion of the Company's Virginia steel facility.

     Net cash provided by financing activities was $300,000, compared to $82.7 million during the prior year period. The Company has available $98.1 million under its $450 million revolving credit facility that expires in March 2004. The Company also has available $10.2 million from industrial development bonds issued in May 1999 to reimburse construction costs at its Midlothian cement plant. During the current quarter the Company purchased approximately 300,000 shares of its Common Stock for general corporate purposes. The Company's quarterly cash dividend at $.075 per common share remained unchanged from the prior year period.

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

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of the Shareholders held October 17, 2000, shareholders elected as Directors of the Company, John M. Belk, Gordon E. Forward and James M. Hoak, Jr. to terms expiring in 2003. Votes cast to elect John M. Belk were 18,250,368 affirmative, 546,157 opposed and 2,274,368 abstained or non-voted. Votes cast to elect Gordon E. Forward were 18,681,560 affirmative, 114,965 opposed and 2,274,368 abstained or non-voted. Votes cast to elect James M. Hoak, Jr. were 18,681,909 affirmative, 114,616 opposed and 2,274,368 abstained or non-voted. Terms of office expire for the continuing directors Gerald R. Heffernan, Robert D. Rogers and Ian Wachtmeister in 2001 and for the continuing directors Robert Alpert, Eugenio Clariond Reyes and Elizabeth Williams in 2002.

Item 6.  Exhibits and Reports on Form 8-K

     The following exhibits are included herein:

         (15) Letter re: Unaudited Interim Financial Information

         (27) Financial Data Schedule

     This schedule contains summary financial information extracted from the Registrant's Unaudited November 30, 2000 Consolidated Financial Statements and is qualified in its entirety by reference to such financial statements.

     The remaining exhibits have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

     The Registrant did not file any reports on Form 8-K during the three-month period ended November 30, 2000.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TEXAS INDUSTRIES, INC.



January 11, 2001                   /s/ Richard M. Fowler
----------------                   ----------------------
                                   Richard M. Fowler
                                   Executive Vice President - Finance and Chief
                                   Financial Officer
                                   (Principal Financial Officer)



January 11, 2001                   /s/ James R. McCraw
----------------                   --------------------
                                   James R. McCraw
                                   Vice President - Accounting and Information
                                   Services
                                  (Principal Accounting Officer)

                               INDEX TO EXHIBITS


Exhibits                                                                    Page

15.  Letter re: Unaudited Interim Financial Information...................   21

27.  Financial Data Schedule..............................................   **



     ** Electronically filed only.