Form 10-Q
period 2001-02-28
TEXAS INDUSTRIES INC
filed 2001-04-11
CIK 97472

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 28, 2001


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

As of April 9, 2001, 20,782,689 shares of Registrant's Common Stock, $1.00 par value, were outstanding.

                                     INDEX

                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION                                                                               Page
-----------------------------
Item 1.     Financial Statements

            Consolidated Balance Sheets - February 28, 2001 and May 31, 2000...........................       3

            Consolidated Statements of Operations -- three months and nine months ended
                February 28, 2001 and February 29, 2000................................................       4

            Consolidated Statements of Cash Flows -- nine months ended February 28, 2001
                and February 29, 2000..................................................................       5

            Notes to Consolidated Financial Statements.................................................       6

            Independent Accountants' Review Report.....................................................      12

Item 2.     Management's Discussion and Analysis of Operating Results
                and Financial Condition................................................................      13

Item 3.     Quantitative and Qualitative Disclosures About Market Risk -- the information required by this item is included in Item 2.....................................................

PART II.  OTHER INFORMATION
-----------------------------

Item 6.     Exhibits and Reports on Form 8-K...........................................................      18

SIGNATURES
----------

                          CONSOLIDATED BALANCE SHEETS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

                                                          (Unaudited)
                                                         February 28,   May 31,
-------------------------------------------------------------------------------
In thousands                                                 2001       2000
-------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS
  Cash                                                  $    4,635   $    6,988
  Notes and accounts receivable                             44,839       79,180
  Inventories                                              299,529      246,910
  Deferred taxes and prepaid expenses                       63,930       38,926
                                                        ----------   ----------
            TOTAL CURRENT ASSETS                           412,933      372,004

OTHER ASSETS
  Real estate and other investments                         16,054       18,572
  Goodwill and other intangibles                           149,113      152,309
  Other                                                     49,358       43,712
                                                        ----------   ----------
                                                           214,525      214,593

PROPERTY, PLANT AND EQUIPMENT
  Land and land improvements                               192,681      190,671
  Buildings                                                 95,381       90,160
  Machinery and equipment                                1,495,828    1,470,369
  Construction in progress                                 319,051      256,594
                                                        ----------   ----------
                                                         2,102,941    2,007,794
  Less allowances for depreciation                         843,324      778,711
                                                        ----------   ----------
                                                         1,259,617    1,229,083
                                                        ----------   ----------
                                                        $1,887,075   $1,815,680
                                                        ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable                               $   105,778       94,077
  Accrued interest, wages and other items                   53,077       64,815
  Current portion of long-term debt                          9,357        9,373
                                                        ----------   ----------
            TOTAL CURRENT LIABILITIES                      168,212      168,265

LONG-TERM DEBT                                             666,577      623,284

DEFERRED FEDERAL INCOME TAXES AND OTHER CREDITS            141,793      126,105

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES OF SUBSIDIARY HOLDING
  SOLELY COMPANY CONVERTIBLE DEBENTURES                    200,000      200,000

SHAREHOLDERS' EQUITY
  Common stock, $1 par value                                25,067       25,067
  Additional paid-in capital                               258,456      258,325
  Retained earnings                                        523,522      504,161
  Cost of common shares in treasury                        (96,552)     (89,527)
                                                        ----------   ----------
                                                           710,493      698,026
                                                        ----------   ----------
                                                        $1,887,075   $1,815,680
                                                        ==========   ==========

See notes to consolidated financial statements.

                                  (Unaudited)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

                                                                     Three months ended         Nine months ended
                                                                          February                  February
-------------------------------------------------------------------------------------------------------------------
In thousands except per share                                        2001         2000         2001         2000
-------------------------------------------------------------------------------------------------------------------
NET SALES                                                         $ 254,437    $ 314,282    $ 920,181   $   943,417

COSTS AND EXPENSES (INCOME)
  Cost of products sold                                             235,856      262,575      783,926       782,058
  Selling, general and administrative                                26,732       28,032       79,155        83,771
  Interest                                                            9,465        9,721       27,775        22,882
  Other income                                                       (2,254)      (9,773)     (13,348)      (15,509)
                                                                  ---------    ---------    ---------   -----------
                                                                    269,799      290,555      877,508       873,202
                                                                  ---------    ---------    ---------   -----------
     INCOME (LOSS) BEFORE THE FOLLOWING ITEMS                       (15,362)      23,727       42,673        70,215

Income taxes (benefit)                                               (5,633)       8,055       13,231        23,902
                                                                  ---------    ---------    ---------   -----------
                                                                     (9,729)      15,672       29,442        46,313

Dividends on preferred securities - net of tax                       (1,788)      (1,788)      (5,363)       (5,363)
                                                                  ---------    ---------    ---------   -----------
     NET INCOME (LOSS)                                            $ (11,517)   $  13,884    $  24,079   $    40,950
                                                                  =========    =========    =========   ===========

BASIC
  Average shares                                                     20,905       21,190       21,086        21,161

  Earnings (loss) per share                                       $    (.55)    $    .65     $   1.15    $     1.94
                                                                  =========     ========     ========    ==========

DILUTED
  Average shares                                                     20,905       24,581       21,335        24,520

  Earnings (loss) per share                                       $    (.55)    $    .64     $   1.14    $     1.90
                                                                  =========     ========     ========    ==========

Cash dividends per share                                          $    .075     $   .075     $   .225    $     .225
                                                                  =========     ========     ========    ==========

See notes to consolidated financial statements.

                                     (Unaudited)
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                      TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

                                                                                   Nine months ended
                                                                                       February
-------------------------------------------------------------------------------------------------------
In thousands                                                                      2001          2000
-------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
 Net income                                                                   $  24,079      $  40,950
 Gain on disposal of assets                                                      (4,521)        (1,052)
 Non-cash items
  Depreciation, depletion and amortization                                       75,801         73,086
  Deferred taxes                                                                 18,257         12,466
  Other - net                                                                     4,646          6,398
Changes in operating assets and liabilities
  Receivables sold                                                               13,080             --
  Notes and accounts receivable                                                  21,162        (19,653)
  Inventories and prepaid expenses                                              (76,869)       (11,574)
  Accounts payable and accrued liabilities                                       (2,742)         8,543
  Real estate and investments                                                     2,518            393
                                                                              ---------      ---------
    Net cash provided by operations                                              75,411        109,557

INVESTING ACTIVITIES
 Capital expenditures - expansions                                              (44,191)      (213,598)
 Capital expenditures - other                                                   (64,810)       (38,655)
 Proceeds from disposal of assets                                                11,451          3,239
 Other - net                                                                     (9,157)       (11,743)
                                                                              ---------      ---------
    Net cash used by investing                                                 (106,707)      (260,757)

FINANCING ACTIVITIES
 Proceeds from long-term borrowing                                              301,547        230,200
 Debt retirements                                                              (258,274)       (83,905)
 Purchase of treasury shares                                                     (7,576)          (143)
 Common dividends paid                                                           (4,718)        (4,732)
 Other - net                                                                     (2,036)          (946)
                                                                              ---------      ---------
    Net cash provided by financing                                               28,943        140,474
                                                                              ---------      ---------
Decrease in cash                                                                 (2,353)       (10,726)

Cash at beginning of period                                                       6,988         17,652
                                                                              ---------      ---------
Cash at end of period                                                         $   4,635      $   6,926
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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended February 28, 2001, are not necessarily indicative of the results that may be expected for the year ended May 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 2000.

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

  Intangible Assets. Goodwill and other intangibles is presented net of accumulated amortization of $38.3 million at February 28, 2001 and $33.9 million at May 31, 2000. Goodwill resulting from the acquisitions of Chaparral Steel Company and Riverside Cement Company, totaling $144.2 million at February 28, 2001 and $146.5 million at May 31, 2000 (net of accumulated amortization), is being amortized currently on a straight-line basis over 40-year periods. Other intangibles consisting primarily of goodwill and non-compete agreements are being amortized on a straight-line basis over periods of 2 to 15 years. Management reviews remaining goodwill and other intangibles with consideration toward recovery through future operating results (undiscounted) at the current rates of amortization.

  Debt Issuance Cost. Debt issuance costs associated with various debt issues are being amortized over the terms of the related debt.

  Other Credits. Other credits, composed primarily of liabilities related to the Company's retirement plans and deferred compensation agreements totaled $28.2 million at February 28, 2001 compared to $31.5 million at May 31, 2000.

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

  Earnings Per Share ("EPS"). Basic EPS is computed by adjusting net income
(loss) for the amortization of additional goodwill in connection with a contingent payment for the acquisition of Chaparral Steel Company, then dividing by the weighted average number of common shares outstanding during the period including certain contingently issuable shares. Diluted EPS also adjusts net income (loss) for the net dividends on preferred securities of subsidiary and the outstanding shares for the dilutive effect of the preferred securities, stock options and awards.

  Basic and Diluted EPS are calculated as follows:

                                                          Three months ended   Nine months ended
                                                               February            February
     -------------------------------------------------------------------------------------------
     In thousands except per share                            2001      2000      2001     2000
     -------------------------------------------------------------------------------------------
     Earnings:
      Net income (loss)                                    $(11,517)  $13,884   $24,079  $40,950
      Contingent price amortization                              58        58       174      174
                                                           --------   -------   -------  -------
            Basic earnings (loss)                           (11,459)   13,942    24,253   41,124

      Dividends on preferred securities - net of tax             --     1,788        --    5,363
                                                           --------   -------   -------  -------
            Diluted earnings (loss)                        $(11,459)  $15,730   $24,253  $46,487
                                                           ========   =======   =======  =======
     Shares:
      Weighted average shares outstanding                    20,761    21,052    20,944   21,026
      Contingently issuable shares                              144       138       142      135
                                                           --------   -------   -------  -------
            Basic weighted-average shares                    20,905    21,190    21,086   21,161

      Preferred securities                                       --     2,889        --    2,889
      Stock option and award dilution                            --       502       249      470
                                                           --------   -------   -------  -------
            Diluted weighted-average shares/(1)/             20,905    24,581    21,335   24,520
                                                           ========   =======   =======  =======

     Basic earnings (loss) per share                       $   (.55)  $   .65   $  1.15  $  1.94
                                                           ========   =======   =======  =======

     Diluted earnings (loss ) per share                    $   (.55)  $   .64   $  1.14  $  1.90
                                                           ========   =======   =======  =======

      /(1)/ Shares excluded due to antidilutive effect:
                  Preferred securities                        2,889        --     2,889       --
                  Stock options and awards                    2,352       517       938      451


WORKING CAPITAL

  Working capital totaled $244.7 million at February 28, 2001, compared to $203.7 million at May 31, 2000.

  Notes and accounts receivable totaling $44.8 million at February and $79.2 million at May are presented net of allowances for doubtful receivables of $2.7 million at February and $3.3 million at May.

  The Company has an agreement to sell, on a revolving basis, an interest in a defined pool of trade receivables of up to $125 million. The agreement is subject to annual renewal. The maximum amount outstanding varies based upon the level of eligible receivables. Fees are variable and follow commercial paper rates. The sales are reflected as accounts receivable reductions and as operating cash flows. As collections reduce previously sold interests, new accounts receivable are customarily sold. The interest sold totaled $98.1 million at February and $85 million at May. Fees and expenses of $6.1 million and $4.5 million are included in selling, general and administrative expenses in the nine-month periods ended February 28, 2001 and February 29, 2000, respectively. The Company, as agent for the purchaser, retains collection and administration responsibilities for the participating interests of the defined pool.

  Inventories are summarized as follows:

          --------------------------------------------------
          In thousands                  February       May
          --------------------------------------------------

          Finished products             $ 96,409    $ 61,255
          Work in process                 53,498      51,785
          Raw materials and supplies     149,622     133,870
                                        --------    --------
                                        $299,529    $246,910
                                        ========    ========

  Inventories are stated at cost (not in excess of market) with a majority of inventories using the last-in first-out method (LIFO). If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $8.3 million at February and $7.8 million at May.


LONG-TERM DEBT

  Long-term debt is comprised of the following:

          -------------------------------------------------------------------------------------
          In thousands                                                  February         May
          -------------------------------------------------------------------------------------

          Revolving credit facility maturing in 2004, interest rates
            average 6.99%                                               $263,600      $240,000
          Senior notes
            Notes due through 2017, interest rates average 7.28%         200,000       200,000
            Notes due through 2008, interest rates average 7.28%          75,000        75,000
            Notes due through 2004, interest rates average 10.2%          32,000        32,000
          Variable-rate industrial development revenue bonds
            Bonds maturing in 2028, interest rate approximately 4.5%      50,000        50,000
            Bonds maturing in 2029, interest rate approximately 4.5%      25,000        25,000
            Bonds maturing in 2029, interest rate approximately 4.5%      20,500           303
          Pollution control bonds, due through 2007, interest
            rate 6.38% (75% of prime)                                      5,555         5,895
          Other, maturing through 2009, interest rates
            from 7.5% to 10%                                               4,279         4,459
                                                                        --------      --------
                                                                         675,934       632,657
          Less current maturities                                          9,357         9,373
                                                                        --------      --------
                                                                        $666,577      $623,284
                                                                        ========      ========

  Annual maturities of long-term debt for each of the five succeeding years are $9.4, $9.2, $9.2, $317.8 and $41.2 million.

  The Company has available a bank-financed $450 million long-term revolving credit facility. In addition to the $263.6 million currently outstanding under this facility, $109.9 million has been utilized to support letters of credit. The Company may select at the time of borrowing an interest rate at either prime or the applicable margin above LIBOR. Commitment fees at a current annual rate of .30% are paid on the unused portion of this facility.

  Loan agreements contain covenants that provide for restrictions on the payment of dividends on common stock, and limitations on purchases of treasury stock, incurring certain indebtedness and making certain investments. Under the most restrictive of these agreements, the aggregate amount of annual fixed charges, which includes cash dividends on common stock, is limited based on the ratio of earnings before interest, taxes, depreciation and amortization to fixed charges. At February 28, 2001, additional fixed charges in the amount of $45.9 million could have been incurred. The Company is in compliance with all loan covenant restrictions.

  The amount of interest paid for the nine-month periods presented was $35.4 million in 2001 and $24.5 million in 2000. Interest capitalized totaled $12.5 million and $9.6 million in the 2001 and 2000 periods, respectively.


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

SHAREHOLDERS' EQUITY

  Common stock consists of:

     ---------------------------------------------------------------
     In thousands                                    February   May
     ---------------------------------------------------------------

     Shares authorized                                40,000  40,000
     Shares outstanding at end of period              20,766  21,070
     Shares held in treasury                           4,301   3,997
     Shares reserved for stock options and other       3,766   3,787


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

  A summary of option transactions for the nine-month period ended February 28, 2001, follows:

--------------------------------------------------------------------------------
                                                              Weighted Average
                                   Shares Under Option          Option Price
--------------------------------------------------------------------------------

Outstanding at June 1                  2,162,125                   $29.86
 Granted                                 387,850                    29.72
 Exercised                               (21,540)                   21.01
 Cancelled                               (51,750)                   35.10
                                       ---------                   ------
Outstanding at February 28             2,476,685                   $29.81
                                       =========                   ======


  At February 28, 2001, there were 1,481,125 shares exercisable and 1,122,360 shares available for future grants. Outstanding options expire on various dates to January 17, 2011.


INCOME TAXES

  Federal income taxes for the interim periods ended February 28, 2001 and February 29, 2000, have been included in the accompanying financial statements on the basis of an estimated annual rate. The estimated annualized tax rate is 30.1% for 2001 compared with 33.9% for 2000. The primary reason that these respective tax rates differ from the 35% statutory corporate rate is due to goodwill expense which is not tax deductible, percentage depletion which is tax deductible and state income tax expense. The Company made income tax payments of $13.7 million and $3.0 million in the nine-month periods ended February 28, 2001 and February 29, 2000, respectively.

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

                                   EXHIBIT A
                                   ---------

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors
Texas Industries, Inc.



We have reviewed the accompanying condensed consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of February 28, 2001 and the related condensed consolidated statements of operations for the three-month and nine-month periods ended February 28, 2001 and February 29, 2000, and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 2001 and February 29, 2000. These financial statements are the responsibility of the Company's management.

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


March 20, 2001
Dallas, Texas

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Comparison of operations and financial condition for the three-month and nine-month periods ended February 28, 2001 to the three-month and nine-month periods ended February 29, 2000.

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

Business Segments


                                    Three months ended   Nine months ended
                                         February            February
  -------------------------------------------------------------------------
  In thousands                        2001      2000      2001       2000
  -------------------------------------------------------------------------
  TOTAL SALES
      Cement                        $ 67,265  $ 69,635  $236,618   $228,622
      Ready-mix                       43,806    55,645   169,110    197,922
      Stone, sand & gravel            21,932    23,030    79,766     77,721
      Structural mills                93,692   134,948   347,271    351,492
      Bar mill                        23,353    26,193    73,512     79,328

  UNITS SHIPPED
      Cement (tons)                      960       937     3,306      3,001
      Ready-mix (cubic yards)            743       889     2,821      3,120
      Stone, sand & gravel (tons)      4,118     4,377    14,668     14,284
      Structural mills (tons)            281       378       946      1,074
      Bar mill (tons)                     73        79       219        238

  NET SALES
      Cement                        $ 52,311  $ 53,088  $183,977   $171,780
      Ready-mix                       43,730    55,548   168,793    197,555
      Stone, sand & gravel            15,412    15,869    55,437     54,316
      Other products                  22,212    24,611    78,368     77,618
                                    --------  --------  --------   --------
      TOTAL CAC                      133,665   149,116   486,575    501,269

      Structural mills                93,692   134,948   347,271    351,492
      Bar mill                        23,353    26,193    73,512     79,328
      Other                            3,727     4,025    12,823     11,328
                                    --------  --------  --------   --------
      TOTAL STEEL                    120,772   165,166   433,606    442,148
                                    --------  --------  --------   --------
      TOTAL NET SALES               $254,437  $314,282  $920,181   $943,417
                                    ========  ========  ========   ========

                                                             Three months ended       Nine months ended
                                                                  February                 February
  --------------------------------------------------------------------------------------------------------
  In thousands                                                2001       2000          2001       2000
  --------------------------------------------------------------------------------------------------------
  CAC OPERATIONS
     Gross profit                                             $ 31,747    $51,136      $140,856   $181,793
     Less:   Depreciation, depletion &
                 amortization                                    9,860      9,823        29,354     29,228
             Selling, general & administrative                  10,918      9,825        32,466     32,494
             Other income                                         (731)       (18)       (4,063)    (1,438)
                                                              --------    -------      --------   --------
     OPERATING PROFIT                                           11,700     31,506        83,099    121,509

  STEEL OPERATIONS
      Gross profit                                              10,694     25,150        67,240     48,614
      Less:  Depreciation & amortization                        15,016     15,825        45,561     43,048
             Selling, general & administrative                   6,643      7,453        17,856     20,023
             Other income                                         (756)    (9,099)       (3,080)   (11,771)
                                                              --------    -------      --------   --------
      OPERATING PROFIT (LOSS)                                  (10,209)    10,971         6,903     (2,686)
                                                              --------    -------      --------   --------
  TOTAL OPERATING PROFIT                                         1,491     42,477        90,002    118,823

  CORPORATE RESOURCES
      Other income                                                 767        656         6,205      2,300
      Less:  Depreciation & amortization                           326        289           886        810
             Selling, general & administrative                   7,829      9,396        24,873     27,216
                                                              --------    -------      --------   --------
                                                                (7,388)    (9,029)      (19,554)   (25,726)

  INTEREST EXPENSE                                              (9,465)    (9,721)      (27,775)   (22,882)
                                                              --------    -------      --------   --------

  INCOME (LOSS) BEFORE TAXES
      & OTHER ITEMS                                           $(15,362)   $23,727      $ 42,673   $ 70,215
                                                              ========    =======      ========   ========


RESULTS OF OPERATIONS

  Net Sales. Consolidated net sales for the current quarter were $254.4 million, compared to $314.3 million for the prior year period. Consolidated net sales for the current nine-month period were $920.2 million, compared to $943.4 million for the prior year period. Sales declined in both CAC and Steel segments.

  CAC net sales were down from the prior year periods, 10.4% for the quarter and 3% for the nine months. Abnormal weather in the current quarter severely limited shipments, however, backlogs are at high levels reflecting the continued solid demand for building materials in the Company's CAC markets. Total cement sales for the quarter were down 3% from the prior year period on 5% lower average trade prices. Total cement sales for the nine months were up 3% from the prior year period on 10% higher shipments. Ready-mix sales declined from the prior year periods, 21% for the quarter and 15% for the nine months. Volumes in the quarter were 16% below the prior year period at 6% lower average prices. Aggregates sales in the quarter declined 5% from the prior year period on lower shipments.

  Steel sales for the quarter were down 27% from the prior year period on 23% lower shipments at 6% lower realized prices. Competition from imports and higher levels of customer inventories resulted in a decline in both shipments and prices of structural products. Structural steel sales for the quarter were 31% below the prior year period with shipments 26% lower at 6% lower realized prices. Bar mill sales for the quarter were 11% below the prior year period on 7% lower shipments at 4% lower realized prices.

  Operating Costs. Consolidated cost of products sold including depreciation, depletion and amortization for the current quarter was $235.9 million, a decrease of $26.7 million from the prior year period. Costs for the current nine-month period were $783.9 million, an increase of $1.9 million from the prior year period. CAC costs increased $4.0 million in the quarter and $26.5 million in the nine months primarily due to increased cement shipments and the impact of higher energy costs on unit costs. Steel costs decreased $30.7 million in the quarter and $24.6 million in the nine months due to lower shipments offset by higher unit production costs due to increased energy costs and start-up inefficiencies at the Virginia plant.

  CAC selling, general and administrative expenses including depreciation and amortization was $1.1 million higher in the quarter than the prior year period due to increased administrative expenses attributed to operations. In the nine-month period, however, lower incentive accruals offset the higher administrative expenses. Steel expenses decreased $800,000 in the quarter and $2.2 million in the nine months primarily due to lower incentive and selling and administrative costs.

  Operating Profit. Operating profit was down from prior year periods, $41.0 million in the quarter and $28.8 million in the nine months. CAC operating profit at $11.7 million for the quarter was down $19.8 million from the prior year period due to the impact of weather on shipments and reduced margins from lower realized prices and higher energy costs. Steel operating loss of $10.2 million in the quarter resulted from the impact on sales of import competition and the growth in customer inventories. Increased energy costs also contributed to reduced margins. Steel operating profit of $11.0 million in the prior year quarter included $6.3 million in pre-tax income from the Company's litigation against certain graphite electrode suppliers. In the near term Steel profit margins will decline due to current low prices and higher unit costs as production is reduced to lower inventories.

  Corporate Resources. Selling, general and administrative expenses including depreciation and amortization decreased from the prior year $1.5 million for the quarter and $2.3 million for the nine months. This reflects the increased administrative expense attributable to operations and lower incentive accruals offset by increased costs associated with the Company's agreement to sell receivables. Other income increased $3.9 million in the current nine-month period primarily due to higher real estate income.

  Interest Expense. Interest expense for the current nine-month period at $27.8 million was $4.9 million higher than the prior year period due to a $7.8 million increase in interest resulting from higher average debt outstanding and a $2.9 million increase in interest capitalized.

  Income Taxes. The Company's current effective tax rate is estimated at 30.1% compared to 33.9% in the prior year. The primary reason that the tax rate differs from the 35% statutory corporate rate is due to goodwill expense that is not tax deductible, percentage depletion that is tax deductible and state income tax expense.

  Dividends on Preferred Securities - Net of Tax. Dividends on preferred securities of subsidiary in the amount of $5.4 million net of tax benefit were incurred in each nine-month period.

LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities for the nine months was $75.4 million, a decrease of $34.1 million from the prior year period, primarily due to lower net income and changes in working capital items. Sale of receivables provided $13.1 million in operating cash flow in the current period. Lower sales in both CAC and Steel segments reduced receivables $21.2 million. Inventories increased $52.6 million due to the decline in Steel shipments. Prepaid expenses increased $24.3 million due to higher Steel shutdown costs associated with the normal, scheduled refurbishing of the production facilities and prepaid income taxes. Accounts payable and accrued expenses decreased $2.7 million as higher trade payables offset lower incentive and income tax accruals. During the prior year period, CAC inventories grew. Increased Steel shipments and prices increased receivables and decreased inventories. Accounts payable and accrued expenses increased in part due to higher interest and income tax accruals.

  Net cash used by investing activities for the nine months was $106.7 million compared to $260.8 million during the prior year period, consisting principally of capital expenditure items. Capital expenditures for normal replacement and technological upgrades of existing equipment and expansion of the Company's operations excluding major plant expansions were $64.8 million compared to $38.7 million in the prior year period. The fiscal year 2001 capital expenditure budget for these activities is estimated currently at $100 million. Capital expenditures incurred for the expansion of the Company's Midlothian, Texas cement plant were $44.2 million. Completion is expected during the May 2001 quarter. The project will expand the production of the plant from 1.3 to 2.8 million tons per year and required a capital commitment of approximately $250 million. During the prior year period, in addition to $146.3 million incurred for the Midlothian cement plant expansion, $67.3 million was incurred towards the completion of the Company's Virginia steel facility.

  Net cash provided by financing activities for the nine months was $28.9 million, compared to $140.5 million during the prior year period. The Company has a $450 million revolving credit facility that expires in March 2004. At February 28, 2001, $263.6 million was outstanding under the credit facility and an additional $109.9 million has been utilized to support letters of credit. During the current nine-month period the Company purchased approximately 333,000 shares of its Common Stock for general corporate purposes. The Company's quarterly cash dividend at $.075 per common share remained unchanged from the prior year period.

  The Company generally finances its major capital expansion projects with long-term borrowing. Maintenance capital expenditures and working capital are funded by cash from operations. The Company expects current financial resources and cash from operations to be sufficient to provide funds for its capital expenditure commitments, scheduled debt repayments and working capital needs.

OTHER ITEMS

Litigation

  On November 25, 1998, Chaparral Steel Company ("Chaparral"), a wholly owned subsidiary, filed an action seeking damages, trebled as allowed by law, plus interest and costs, in the District Court of Ellis County, Texas against Showa Denko Carbon, Inc. ("SDC"); Showa Financing, K.K.; Showa Denko, K.K.; The Carbide/Graphite Group, Inc. ("CGG"); SGL Carbon Aktiengesellschaft and SGL Carbon Corp. ("SGL"); and UCAR Carbon Company, Inc. and UCAR International, Inc. ("UCAR") (collectively "Defendants") asserting causes of action for illegal restraints of trade in the sale of graphite electrodes. In December 1999, Nippon Carbon Co., Ltd.; SEC Corporation; Tokai Carbon U.S.A., Inc.; Tokai Carbon Company, Ltd.; VAW Aluminium Aktiengesellschaft; and VAW Carbon GMBH were added by Chaparral to the action. SDC and its affiliates, UCAR and its affiliates, VAW Aluminum Aktiengesellschaft, and VAW Carbon GMBH have settled with Chaparral and have been removed from the action. In related criminal actions, two of the remaining Defendants have pled guilty to criminal violations of the U.S. antitrust laws and have paid fines; and a third Defendant has announced that it has agreed to cooperate with the U.S. Department of Justice investigation into the graphite electrode industry in exchange for immunity from criminal prosecution for it and some of its executives. For these reasons, although the Company's action is still in its discovery stages, the Company believes that it should, subject to inherent uncertainties of litigation, prevail in its claims against the remaining Defendants.

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

  PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

  The following exhibit is included herein:

         (15) Letter re:  Unaudited Interim Financial Information

  The remaining exhibits have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

  The Registrant did not file any reports on Form 8-K during the three-month period ended February 28, 2001.

                                  SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               TEXAS INDUSTRIES, INC.

April 11, 2001                 /s/ Richard M. Fowler
--------------                 ----------------------
                               Richard M. Fowler
                               Executive Vice President - Finance and Chief Financial Officer
                               (Principal Financial Officer)


April 11, 2001                 /s/ James R. McCraw
--------------                 --------------------
                               James R. McCraw
                               Vice President - Accounting and Information Services
                               (Principal Accounting Officer)

                               INDEX TO EXHIBITS



Exhibits                                                                  Page

   15.    Letter re: Unaudited Interim Financial Information.............  21