Form 10-K405
period 2001-05-31
TEXAS INDUSTRIES INC
filed 2001-08-23
CIK 97472

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (NO FEE REQUIRED).

    For the fiscal year ended May 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED).

    For the transition period from __________________ to _________________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's Common Stock, $1.00 par value, held by non-affiliates of the Registrant as of June 30, 2001 was $687,975,045. As of August 20, 2001, 20,902,168 shares of the Registrant's Common Stock, $1.00 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant's definitive proxy statement for the annual meeting of shareholders to be held October 16, 2001, are incorporated by reference into
Part III.

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

                                                     PART II

Item 5.    Market for the Registrant's Common Stock and Related Security Holder Matters..........................9

Item 6.    Selected Financial Data...............................................................................9

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations................10

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk...........................................17

Item 8.    Financial Statements and Supplementary Data..........................................................17

Item 9.    Disagreements on Accounting and Financial Disclosures................................................33

                                                     PART III

Item 10.   Directors and Executive Officers of the Registrant...................................................33

Item 11.   Executive Compensation...............................................................................33

Item 12.   Security Ownership of Certain Beneficial Owners and Management.......................................33

Item 13.   Certain Relationships and Related Transactions.......................................................33

                                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K......................................33

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

On December 31, 1997, the Company acquired Riverside Cement Company, the owner of a 1.3 million ton per year portland cement plant and a 100,000 ton per year specialty white cement plant. The acquisition increased TXI's cement capacity by 60% and opened the California regional cement market to the Company. TXI completed the expansion of its Midlothian, Texas cement plant during the May 2001 quarter, increasing the plant's production from 1.3 to 2.8 million tons per year. TXI's structural steel facility in Virginia began operations during the August 1999 quarter, and after the start-up phase will expand TXI's steel capacity by approximately two-thirds. On December 31, 1997, the Company acquired the minority interest in its 85% owned subsidiary, Chaparral Steel Company.

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

                                Rated Annual Productive     Manufacturing  Service        Estimated Minimum
              Plant          Capacity - (Tons of Clinker)      Process       Date          Reserves - Years
              -----          ----------------------------      -------       ----        ------------------
         Midlothian, TX               2,200,000                  Dry         2001              100
                                        600,000                  Wet         1960
         Hunter, TX                     800,000                  Dry         1979              100
         Oro Grande, CA               1,300,000                  Dry         1948               90
         Crestmore, CA                  100,000                  Dry         1962              N/A

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

The Company produced approximately 4.1 million tons of finished cement in 2001,
3.6 million tons in 2000 and 3.4 million tons in 1999. Total annual shipments of finished cement were approximately 4.6 million tons in 2001, 4.1 million tons in 2000 and 3.9 million tons in 1999 of which 3.5 million tons in 2001, 3.1 million tons in 2000 and 2.8 million tons in 1999 were shipped to outside trade customers.

The Company markets its products throughout the southwestern United States. Its principal marketing area includes the states of Texas, Louisiana, Oklahoma, California, Nevada, Arizona and Utah. Sales offices are maintained throughout the marketing area and sales are made primarily to numerous customers in the construction industry, no one of which accounted for more than ten percent of the trade sales volume in 2001.

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

                                                                      Estimated Annual          Estimated
                                                        Number of        Productive             Minimum
        Type of Facility and General Location            Plants           Capacity        Reserves - Years
       --------------------------------------         ------------   -------------------  ----------------
         Crushed Limestone
              North Central & South Texas                   2           7.9 million tons           29

         Sand & Gravel
              North Central Texas                           4           3.3 million tons           28
              Central Texas                                 5           4.7 million tons           18
              Louisiana                                     9           5.3 million tons           27
              South Central Oklahoma                        1           1.4 million tons           11

         Expanded Shale & Clay
              North Central & South Texas                   2       1.3 million cu. yds.           25
              California                                    2        .6 million cu. yds.           25
              Colorado                                      1        .4 million cu. yds.           25

Reserves identified with the facilities shown above and additional reserves available to support future plant sites are contained on approximately 65,000 acres of land, of which approximately 47,000 acres are owned in fee and the remainder leased. The expanded shale and clay plants operated at 88 percent of capacity for 2001 with sales of approximately 2.0 million cubic yards. Production for the remaining aggregate facilities was 84 percent of practical capacity and sales for the year totaled 19.6 million tons, of which approximately 14.5 million tons were shipped to outside trade customers. In addition, the Registrant owns and operates three industrial sand plants and an aggregate blending facility.

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

The Company's ready-mix concrete operations are situated in three areas in Texas (Dallas/Fort Worth/Denton, Houston and East Texas), in north and central Louisiana, and at one location in southern Arkansas. The following table summarizes various information concerning these facilities:

          Location              Number of Plants      Number of Trucks
          --------              ----------------      ----------------
           Texas                       40                    454
           Louisiana                   20                    113
           Arkansas                     1                      2

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

The major concrete products manufactured and marketed by the Company are summarized below:

                    Products                            Locations
                    --------                            ---------

           Sakrete and related products         Dallas/Fort Worth, Texas
                                                Austin, Texas
                                                Cresson, Texas
                                                Houston, Texas
                                                Bossier City, Louisiana

           Concrete block                       Alexandria, Louisiana
                                                Bossier City, Louisiana
                                                Monroe, Louisiana

           Clay brick                           Athens, Texas
                                                Mineral Wells, Texas
                                                Mooringsport, Louisiana

The plant or distribution sites in the above locations are owned by the Company. The products are marketed by the Company's sales force in each of these locations, and are primarily delivered by trucks owned by the Company. Because the cost of delivery is significant to the overall cost of most of these products, the market area is generally restricted to within approximately one hundred miles of the plant locations. These products are sold to various contractors, owners and distributors, no one of which would be considered significant to the Company's business.

In most of TXI's principal markets for concrete products, the Company competes vigorously with at least three other vertically integrated concrete companies. The Company believes that it is a significant participant in each of the Texas and Louisiana concrete products markets. The principal methods of competition in concrete products markets are quality and service at competitive prices.

STEEL

TXI's steel facilities, located in Midlothian, Texas and Dinwiddie County, Virginia, follow a market mill concept which entails the low cost production of a broader array of steel products than a traditional mini-mill. TXI uses its patented near net shape casting technology at both facilities. The process provides energy and capital cost savings in the making of wide flange beams and other structural steel products. The Texas facility has two electric arc furnaces with continuous casters that feed melted steel to a bar mill, a structural mill and a large beam mill. Finished (rolled) products produced include beams up to twenty-four inches wide, merchant bar-quality rounds, special bar quality rounds, reinforcing bar and channels. The Virginia facility has one electric arc furnace and in-line processing units consisting of two near net shape casters and a sophisticated rolling mill. Finished products produced include beams up to thirty-six inches wide, sheet piling, H-piling and channels.

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

The bar and structural mills produced approximately 1.7 million tons of finished products in 2001, 1.7 million tons in 2000 and 1.3 million tons in 1999. Production of structural products was limited in 2001 due to dumped imports taking market share and the further commissioning of new products at the Virginia facility.

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

The Company's steel products are marketed throughout the United States and to a limited extent in Canada and Mexico. Sales are primarily to steel service centers and steel fabricators for use in the construction industry, as well as, to cold finishers, forgers and original equipment manufacturers for use in the railroad, defense, automotive, mobile home and energy industries. The Company does not place heavy reliance on franchises, licenses or concessions. None of TXI's customers accounted for more than ten percent of the Steel segment's sales in 2001. Sales to affiliates are minimal. Orders are generally filled within 45 days and are cancelable. Delivery of finished products is accomplished by common-carrier, customer-owned trucks, rail or barge.

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

In 1995, the Antidumping Code of General Agreement on Tariffs and Trade was substantially altered pursuant to the Uruguay Round of multilateral trade negotiations. U.S. legislation approving and implementing the Uruguay Round agreements requires the Department of Commerce and the U.S. International Trade Commission ("ITC") to conduct "sunset" reviews of all outstanding antidumping and countervailing duty orders and suspension agreements, including the antidumping orders against grey portland cement and clinker from Mexico and Japan and the suspension agreements on grey portland cement and clinker from Venezuela, to determine whether they should be terminated or remain in effect. In 2000, the Department of Commerce and the ITC conducted "sunset" reviews of the antidumping orders and suspension agreements and determined that they should remain in effect for another five years.

In July 1999 complaints were filed with the ITC and the U.S. Department of Commerce by the Company, Northwestern Steel & Wire Co., Nucor-Yamato Steel Co. and the United Steelworkers of America seeking to impose antidumping and countervailing duties against imports of structural steel beams from Germany, Japan, South Korea and Spain. In June and July 2000, the ITC made respective determinations that an industry in the United States is materially injured or threatened with material injury by reason of such imports from Japan and Korea that the Department of Commerce has determined are subsidized and sold in the United States at less than fair value. As a result of the ITC's affirmative determinations, the Department of Commerce directed the U.S. Customs Service to impose countervailing and antidumping duties on imports of certain structural steel beams from these two countries. However, imports of structural steel beams from other countries increased significantly and the Committee for Fair Beam Imports (composed of Northwestern Steel & Wire Co., Nucor Corp., Nucor-Yamato Steel Co. and the Company) again petitioned the ITC and the U. S. Department of Commerce. On July 9, 2001 the ITC determined that there is a reasonable indication that a U. S. industry is materially injured or threatened with injury by reason of imports of certain steel beams from China, Germany, Italy, Luxembourg, Russia, South Africa, Spain and Taiwan that are allegedly sold in the United States at less than fair value. As a result of the ITC's affirmative determinations, the U. S. Department of Commerce will continue to conduct its antidumping investigations of such imports from these countries, with its preliminary determination due on or about October 30, 2001.

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

Many of the raw materials, products and by-products associated with the operation of any industrial facility, including those for the production of steel, cement or concrete products, contain chemical elements or compounds that can be designated as hazardous substances. Such raw materials, products and by-products may also exhibit characteristics that result in their being classified as a hazardous substance or waste. Some examples are the metals present in cement kiln dust ("CKD"), electric-arc furnace dust ("EAF dust") generated by the Company's steel facilities and the ignitability of the waste derived fuels which the Company uses as a primary or supplementary fuel substitute for nonrenewable coal and natural gas to fire its cement kilns.

Currently, CKD is exempt from hazardous waste management standards under the Resource Conservation and Recovery Act ("RCRA") if certain tests are satisfied. TXI has demonstrated that the CKD it generates satisfies these tests. However, the EPA plans to apply site-specific waste-management standards to CKD under the Clean Air Act and RCRA to assure that the environment is protected. The Company has established operating practices and is implementing waste management programs which it believes will comply with these anticipated standards, but there can be no assurances that such practices and programs will continue to comply in the future if regulations become more restrictive.

The Company utilizes hazardous materials such as gasoline, acids, solvents and chemicals as well as the materials that have been designated or characterized as hazardous waste by the EPA, which the Company utilizes for energy recovery. This necessitates the Company familiarize its work force with the more exacting requirements of applicable Environmental Laws and regulations with respect to human health and the environment related to these activities. The failure to observe these exacting requirements could jeopardize the Company's hazardous waste management permits and, under certain circumstances, expose the Company to significant liabilities and costs of cleaning up releases of hazardous substances into the environment or claims by employees or others alleging exposure to hazardous substances.

The Company's steel facilities generate, in the same manner as other similar steel plants in the industry, EAF dust that contains lead, chromium and cadmium. The EPA has listed this EAF dust, which is collected in baghouses, as hazardous waste. The Company has contracts with reclamation facilities in the United States and Mexico pursuant to which such facilities receive the EAF dust generated by the Company and recover the metals from the dust for reuse, thus rendering the dust non-hazardous. In addition, the Company is continually investigating alternative reclamation technologies and has implemented processes for diminishing the amount of EAF dust generated.

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

OTHER ITEMS

TXI has approximately 4,400 employees: 2,800 employed in CAC operations, 1,500 employed in Steel operations and the balance employed in corporate resources.

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


ITEM 3.   LEGAL PROCEEDINGS
          -----------------

The information required by this item is included in the section of the Notes to Consolidated Financial Statements entitled "Legal Proceedings and Contingent Liabilities" presented in Part II, Item 8 on page 30 and incorporated herein by reference.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

None

ITEM 4A.   EXECUTIVE OFFICERS OF THE REGISTRANT
           ------------------------------------

Information on executive officers of the Registrant is presented below:

                                                       Positions with Registrant, Other
               Name             Age                  Employment During Last Five (5) Years
               ----             ---       ------------------------------------------------------------
         Robert D. Rogers        65         President and Chief Executive Officer and Director

         Richard M. Fowler       58         Executive Vice President-Finance (since 2000) and
                                                  Chief Financial Officer
                                            Vice President-Finance (1997 to 2000)

         Melvin G. Brekhus       52         Executive Vice President and Chief Operating Officer,
                                                  Cement, Aggregate and Concrete (since 1998)
                                            Vice President-Cement (1997 to 1998)

         Tommy A. Valenta        52         Executive Vice President and Chief Operating Officer,
                                                  Steel (since 1998)
                                            Vice President-Concrete (1997 to 1998)

         Barry M. Bone           43         Vice President-Real Estate
                                            President, Brookhollow Corporation

         William J. Durbin       56         Vice President-Human Resources (since 2000)
                                            Vice President Human Resources and Administration,
                                                  USI Bath & Plumbing Products (until 2000)

         Carlos E. Fonts         61         Vice President-Development

         Robert C. Moore         67         Vice President-General Counsel and Secretary

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
          --------------------------------------------------------------------
          MATTERS
          -------

The shares of common stock, $1 par value, of the Registrant are traded on the New York Stock Exchange (ticker symbol TXI). At May 31, 2001, the approximate number of shareholders of common stock of the Registrant was 3,109. Common stock market prices, dividends and certain other items are presented in the Notes to Consolidated Financial Statements entitled "Quarterly Financial Information" on page 32, incorporated herein by reference. The restriction on the payment of dividends described in the Notes to Consolidated Financial Statements entitled "Long-term Debt" on pages 25 and 26 is incorporated herein by reference. At the January 1997 Board of Directors' meeting, the Directors voted to declare a two-for-one stock split and increase the quarterly cash dividend from five cents per share to seven and one-half cents per share.


ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------
$ In thousands except per share          2001         2000         1999        1998         1997
--------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
  Net sales                           $ 1,252,232  $ 1,306,407  $ 1,126,800  $1,196,275   $973,824
  Operating profit                        112,219      184,955      178,260     195,251    154,535
  Net income                               26,223       69,829       88,743     102,130     75,474
  Return on average common equity             3.7%        10.6%        14.9%       20.5%      17.3%

PER SHARE INFORMATION
  Net income (diluted)                $      1.24  $      3.15  $      3.92  $     4.69   $   3.42
  Cash dividends                              .30          .30          .30         .30        .25
  Book value                                33.43        32.30        29.28       25.36      20.43

FOR THE YEAR
  Cash from operations*               $   151,178  $   155,565  $   242,225  $  215,020   $109,899
  Capital expenditures                    136,892      317,096      475,464     440,781     85,188

YEAR END POSITION
  Total assets                        $ 1,857,361  $ 1,815,680  $ 1,531,053  $1,185,831   $847,923
  Net working capital                     192,992      203,739      162,411     226,968    242,994
  Long-term debt                          614,250      623,284      456,365     405,749    176,056
  Preferred securities                    200,000      200,000      200,000          --         --
  Shareholders' equity                    712,245      698,026      632,550     553,326    452,811
  Long-term debt to total
    capitalization                           40.2%        41.0%        35.4%       42.3%      28.0%

OTHER INFORMATION
  Diluted average common shares
    outstanding (in 000's)                 21,307       24,502       24,492      21,819     22,163
  Number of common shareholders             3,109        3,326        3,546       3,630      3,796
  Number of employees                       4,400        4,500        4,200       4,100      3,400
  Wages, salaries and employee
    benefits                          $   222,070  $   216,970  $   189,722  $  168,530   $145,953

  Common stock prices
    (high-low)                            34 - 20      43 - 28      59 - 19     68 - 23    34 - 20

  * Includes $40 million in 2001 and $100 million in 1999 from sale of receivables.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          ------------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------

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

The Company's CAC facilities are concentrated primarily in Texas, Louisiana and California, with several products marketed throughout the United States. The Company owns long-term reserves of limestone, the primary raw material for the production of cement. TXI's expansion of its Midlothian, Texas cement plant was completed during the May 2001 quarter, increasing the plant's production from
1.3 to 2.8 million tons per year.

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

Corporate resources include administration, financial, legal, environmental, human resources and real estate activities which are not allocated to operations and are excluded from operating profit.


RESULTS OF OPERATIONS

Net Sales

Consolidated 2001 net sales declined $54.2 million from 2000 to $1,252.2 million.

CAC net sales, at $678.0 million, were comparable to the prior year. Demand has remained solid for building materials in the Company's CAC markets. Total cement sales increased $14.1 million on 11% higher shipments. Average trade prices, which declined 6% from the prior year due to the impact of imports on supply, stabilized in the May quarter. Ready-mix sales declined $28.2 million on 6% lower volumes at 5% lower average prices. With the return to more normal weather conditions, volumes in the May quarter were up 5% from the prior year quarter. Aggregate sales increased $8.0 million on 6% higher shipments.

Steel sales at $574.2 million were $52.4 million below the prior year. Competition from imports and higher levels of customer inventories resulted in a decline in both shipments and prices of structural products. Structural steel shipments were 13% below the prior year. Although average realized prices for the year were up 3%, prices which had been increasing during the prior year peaked in the August quarter. Since the August quarter, prices have declined 21%. Bar sales declined 5% for the year on 2% lower shipments and 3% lower realized prices.

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

Steel sales at $626.6 million were $144.2 million above the prior year. Shipments increased 36% with realized prices 4% below the prior year. There continued to be strong demand for structural products in North America. Realized structural steel prices continued to recover throughout the year. In the May quarter, prices increased 5% over the February quarter to levels 25% above the May 1999 quarter. Bar mill sales increased 6% for the year on 12% higher shipments with average prices 5% lower.


BUSINESS SEGMENTS

                                                      Year ended May 31,
         ---------------------------------------------------------------------
         In thousands                          2001        2000        1999
         ---------------------------------------------------------------------

         TOTAL SALES
              Cement                       $  326,065  $  311,981   $  294,808
              Ready-mix                       235,201     263,375      255,626
              Stone, sand & gravel            114,326     106,318       97,656
              Structural mills                451,895     499,967      365,291
              Bar mill                        105,391     110,679      104,286

         UNITS SHIPPED
              Cement (tons)                     4,570       4,135        3,852
              Ready-mix (cubic yards)           3,949       4,197        4,203
              Stone, sand & gravel (tons)      20,834      19,653       18,010
              Structural mills (tons)           1,286       1,470        1,030
              Bar mill (tons)                     324         331          296

         NET SALES
              Cement                       $  254,019  $  234,790   $  215,345
              Ready-mix                       234,674     262,962      254,980
              Stone, sand & gravel             80,547      74,061       69,161
              Other products                  108,761     107,954      104,871
                                           ----------  ----------   ----------
              TOTAL CAC                       678,001     679,767      644,357


              Structural mills                451,895     499,967      365,291
              Bar mill                        105,391     110,679      104,286
              Other                            16,945      15,994       12,866
                                           ----------  ----------   ----------
              TOTAL STEEL                     574,231     626,640      482,443
                                           ----------  ----------   ----------
              TOTAL NET SALES              $1,252,232  $1,306,407   $1,126,800
                                           ==========  ==========   ==========

                                                                                 Year ended May 31,
         -------------------------------------------------------------------------------------------------------
         In thousands                                                  2001             2000              1999
         -------------------------------------------------------------------------------------------------------
         CAC OPERATIONS
            Gross profit                                         $   207,283       $   248,645       $   236,505
            Less:  Depreciation, depletion &
                        amortization                                  40,283            39,139            36,633
                   Selling, general & administrative                  48,761            43,286            41,540
                   Other income                                      (16,506)           (3,497)           (6,978)
                                                                 -----------       -----------       -----------
            OPERATING PROFIT                                         134,745           169,717           165,310

         STEEL OPERATIONS
            Gross profit                                              59,035            85,232            69,599
            Less:  Depreciation & amortization                        59,884            57,033            36,468
                   Selling, general & administrative                  24,940            25,399            26,381
                   Other income                                       (3,263)          (12,438)           (6,200)
                                                                 -----------       -----------       -----------
            OPERATING PROFIT (LOSS)                                  (22,526)           15,238            12,950
                                                                 -----------       -----------       -----------
         TOTAL OPERATING PROFIT                                      112,219           184,955           178,260

         CORPORATE RESOURCES
            Other income                                               6,599             3,565             9,535
            Less:  Depreciation & amortization                         1,218             1,092               946
                   Selling, general & administrative                  31,968            39,711            31,442
                                                                 -----------       -----------       -----------
                                                                     (26,587)          (37,238)          (22,853)

         INTEREST EXPENSE                                            (37,061)          (32,743)          (11,310)
                                                                 -----------       -----------       -----------

         INCOME BEFORE TAXES &
            OTHER ITEMS                                          $    48,571       $   114,974       $   144,097
                                                                 ===========       ===========       ===========

         CAPITAL EXPENDITURES
            CAC                                                  $   107,692       $   228,772       $    43,531
            Steel                                                     26,252            82,030           423,880
            Corporate resources                                        2,948             6,294             8,053
                                                                 -----------       -----------       -----------
                                                                 $   136,892       $   317,096       $   475,464
                                                                 ===========       ===========       ===========

         IDENTIFIABLE ASSETS
            CAC                                                  $   700,976       $   637,485       $   405,694
            Steel                                                  1,039,083         1,063,499         1,017,937
            Corporate resources                                      117,302           114,696           107,422
                                                                 -----------       -----------       -----------
                                                                 $ 1,857,361       $ 1,815,680       $ 1,531,053
                                                                 ===========       ===========       ===========

         See notes to consolidated financial statements.

Operating Costs

Consolidated cost of products sold including depreciation, depletion and amortization was $1,082.0 million, an increase of $17.5 million from 2000. CAC costs were $506.9 million, an increase of $40.9 million as a result of increased cement shipments and aggregate production and the impact of higher energy costs on unit costs. Steel costs were $575.1 million, a decrease of $23.4 million. Lower shipments reduced costs $56.3 million offset by higher unit production costs resulting from increased energy costs and lower production levels.

CAC selling, general and administrative expense including depreciation and amortization at $52.8 million increased $5.3 million due primarily to additional administrative expenses attributed to operations offset somewhat by $2.5 million lower incentive compensation. CAC other income increased due to gains from the disposal of surplus real estate. Steel expenses at $24.9 million decreased $459,000 due to $800,000 lower incentive compensation offset by increased selling costs. Steel other income in the prior year included $6.3 million from the Company's litigation against certain graphite electrode suppliers.

Operating Profit

Operating profit at $112.2 million decreased 39% from 2000. CAC profits declined $35.0 million. Lower realized prices and higher energy costs reduced margins. Steel operating profit declined $37.8 million. The impact of imports and growth in customer inventories on sales and higher energy costs reduced margins. Higher unit costs in the May quarter due to lower production to reduce inventories further reduced margins and could continue to affect near term results.

Corporate Resources

Selling, general and administrative expenses including depreciation and amortization at $33.2 million decreased $7.6 million. This reflects the increased administrative expense attributed to operations and $3.9 million lower incentive accruals offset by a $1.4 million increase in costs associated with the Company's agreement to sell receivables. Other income increased $3.0 million primarily due to higher real estate income.

Interest Expense

Interest expense at $37.1 million was $4.3 million higher than prior year due to a $7.2 million increase in interest incurred as a result of higher average outstanding debt offset by a $2.9 million increase in interest capitalized.

Income Taxes

The Company's 2001 effective tax rate was 30.2% compared to 32.8% in 2000. The primary reason that the tax rate differs from the 35% statutory corporate rate is due to goodwill expense that is not tax deductible, percentage depletion that is tax deductible and state income tax expense.

Dividends on Preferred Securities - Net of Tax

Dividends on preferred securities of subsidiary net of tax benefit amounted to $7.2 million in both 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

Lower operating profit in both CAC and Steel reduced net income $43.6 million from the prior year. Cash from operations funded $136.9 million of capital expenditures. The long-term debt to total capitalization ratio at 40.2% was comparable to the prior year. The Company has an agreement to sell, on a revolving basis, an interest in a defined pool of trade accounts receivable of up to $125 million. At May 31, 2001, the entire amount available under this agreement had been sold. The Company has a $450 million revolving credit facility that expires in March 2004. At May 31, 2001, $220 million was outstanding under the credit facility and an additional $108.3 million had been utilized to support letters of credit. The Company's total debt is limited based on the ratio of debt to earnings before interest, taxes, depreciation and amortization. At May 31, 2001, $93.7 million of additional borrowing could have been incurred.

Net cash provided by operations was $151.2 million in 2001, compared to $155.6 million in the prior year. Changes in working capital items, increased depreciation and deferred taxes were offset by lower net income. Sales of receivables provided $40 million in operating cash flow in 2001 while reducing cash flow $15 million in 2000. Receivables include a tax refund claim of $18.6 million. Lower Steel shipments decreased receivables $12.6 million and increased inventories $14.1 million. Accounts payable and accrued expenses increased $23.7 million due to higher accounts payable offset in part by lower income tax accruals. Deferred taxes include a $15.6 million alternative minimum tax credit carryforward that is available for offset against future regular income tax.

Net cash used by investing activities was $125.1 million in 2001, compared to $321.6 million in the prior year, consisting principally of capital expenditure items. Capital expenditures for normal replacement and technological upgrades of existing equipment and expansions of the Company's operations excluding major plant expansions were $88.6 million, up $37.8 million from 2000. The fiscal year 2002 capital expenditure budget is estimated currently at approximately $50 million. Capital expenditures for plant expansions included $48.3 million incurred in completing the expansion of the Company's Midlothian, Texas cement plant. In 2000, $192.4 million was incurred for the cement plant expansion and $73.9 million was incurred in completing the Company's Virginia steel facility.

Net cash used by financing activities was $24.3 million in 2001, compared to $155.4 million provided in the prior year. Long-term debt was reduced $9.2 million. The Company purchased, at a cost of $7.8 million, approximately 339,000 shares of its Common Stock for general corporate purposes. The Company's quarterly cash dividend at $.075 per common share remained unchanged from the prior year.

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

OTHER ITEMS

Litigation

On November 25, 1998, Chaparral Steel Company ("Chaparral"), a wholly owned subsidiary, filed an action seeking damages, trebled as allowed by law, plus interest and costs, in the District Court of Ellis County, Texas against Showa Denko Carbon, Inc. ("SDC"); Showa Financing, K.K.; Showa Denko, K.K.; The Carbide/Graphite Group, Inc. ("CGG"); SGL Carbon Aktiengesellschaft and SGL Carbon Corp. ("SGL"); and UCAR Carbon Company, Inc. and UCAR International, Inc. ("UCAR") (collectively "Defendants") asserting causes of action for illegal restraints of trade in the sale of graphite electrodes. In December 1999, Nippon Carbon Co., Ltd.; SEC Corporation; Tokai Carbon U.S.A., Inc.; Tokai Carbon Company, Ltd.; VAW Aluminium Aktiengesellschaft; and VAW Carbon GMBH were added by Chaparral to the action. SDC and its affiliates, UCAR and its affiliates, VAW Aluminum Aktiengesellschaft, and VAW Carbon GMBH have settled with Chaparral and have been removed from the action. In related criminal actions, two of the remaining Defendants have pled guilty to criminal violations of the U.S. antitrust laws and have paid fines, and a third Defendant has announced that it has agreed to cooperate with the U.S. Department of Justice investigation into the graphite electrode industry in exchange for immunity from criminal prosecution for it and some of its executives. For these reasons, although the Company's action is still in its discovery stages, the Company believes that it should, subject to inherent uncertainties of litigation, prevail in its claims against the remaining Defendants.

Environmental Matters

The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, air emissions, furnace dust disposal and wastewater discharge. The Company believes it is in substantial compliance with applicable environmental laws and regulations, however, from time to time the Company receives claims from federal and state environmental regulatory agencies and entities asserting that the Company is or may be in violation of certain environmental laws and regulations. Based on its experience and the information currently available to it, the Company believes that such claims will not have a material impact on its financial condition or results of operations. Despite the Company's compliance and experience, it is possible that the Company could be held liable for future charges which might be material but are not currently known or estimable. In addition, changes in federal or state laws, regulations or requirements or discovery of currently unknown conditions could require additional expenditures by the Company.

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

New Accounting Pronouncements

Effective June 1, 2001, the Company will adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes a comprehensive standard for the recognition and measurement of derivatives and hedging activities. Due to the Company's limited use of derivatives, the impact will not be material.

The Company plans to adopt, effective June 1, 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") which requires that goodwill not be amortized but instead be tested for impairment annually by each reporting unit. Although a final determination of the fair values of the respective reporting units has not been made, the adoption of SFAS No. 142 is not expected to have an immediate effect on the financial statements of the Company. Annual amortization of goodwill that amounted to $4.5 million in 2001, will be eliminated subsequent to adoption.

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



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------


                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                   Page
Report of Independent Auditors.............................................................................         18
Consolidated Balance Sheets - May 31, 2001 and 2000........................................................         19
Consolidated Statements of Income - Years ended May 31, 2001, 2000 and 1999................................         20
Consolidated Statements of Cash Flows - Years ended May 31, 2001, 2000 and 1999............................         21
Consolidated Statements of Shareholders' Equity - Years ended May 31, 2001, 2000 and 1999..................         22
Notes to Consolidated Financial Statements.................................................................         23

                        REPORT OF INDEPENDENT AUDITORS




Board of Directors and Shareholders
Texas Industries, Inc.


We have audited the accompanying consolidated balance sheets of Texas Industries, Inc. and subsidiaries (the Company) as of May 31, 2001 and 2000, and the related consolidated statements of income, cash flows, and shareholders' equity for each of the three years in the period ended May 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Texas Industries, Inc. and subsidiaries at May 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 2001, in conformity with accounting principles generally accepted in the United States.



                                               Ernst & Young LLP




Dallas, Texas
July 11, 2001

                          CONSOLIDATED BALANCE SHEETS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

                                                                                                    May 31,
-------------------------------------------------------------------------------------------------------------------
In thousands                                                                                  2001           2000
-------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash                                                                                 $      8,734    $      6,988
  Receivables                                                                                77,297          79,180
  Inventories                                                                               262,411         246,910
  Deferred taxes and prepaid expenses                                                        36,510          38,926
                                                                                       ------------    ------------
            TOTAL CURRENT ASSETS                                                            384,952         372,004

OTHER ASSETS
  Real estate and other investments                                                          15,923          18,572
  Goodwill  and other intangibles                                                           147,717         152,309
  Other                                                                                      48,789          43,712
                                                                                       ------------    ------------
                                                                                            212,429         214,593

PROPERTY, PLANT AND EQUIPMENT
  Land and land improvements                                                                194,348         190,671
  Buildings                                                                                  99,981          90,160
  Machinery and equipment                                                                 1,740,178       1,470,369
  Construction in progress                                                                   84,650         256,594
                                                                                       ------------    ------------
                                                                                          2,119,157       2,007,794
  Less allowances for depreciation                                                          859,177         778,711
                                                                                       ------------    ------------
                                                                                          1,259,980       1,229,083
                                                                                       ------------    ------------
                                                                                       $  1,857,361    $  1,815,680
                                                                                       ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable                                                               $    129,375    $     94,077
  Accrued interest, wages and other items                                                    53,348          64,815
  Current portion of long-term debt                                                           9,237           9,373
                                                                                       ------------    ------------
            TOTAL CURRENT LIABILITIES                                                       191,960         168,265

LONG-TERM DEBT                                                                              614,250         623,284

DEFERRED FEDERAL INCOME TAXES AND OTHER CREDITS                                             138,906         126,105

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES OF SUBSIDIARY HOLDING
  SOLELY COMPANY CONVERTIBLE DEBENTURES                                                     200,000         200,000

SHAREHOLDERS' EQUITY
  Common stock, $1 par value                                                                 25,067          25,067
  Additional paid-in capital                                                                258,531         258,325
  Retained earnings                                                                         524,104         504,161
  Cost of common stock in treasury                                                          (95,457)        (89,527)
                                                                                       ------------    ------------
                                                                                            712,245         698,026
                                                                                       ------------    ------------
                                                                                       $  1,857,361    $  1,815,680
                                                                                       ============    ============

See notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

                                                                            Year Ended May 31,
--------------------------------------------------------------------------------------------------------
In thousands except per share                                        2001          2000          1999
--------------------------------------------------------------------------------------------------------
NET SALES                                                       $ 1,252,232   $ 1,306,407    $ 1,126,800

COSTS AND EXPENSES (INCOME)
  Cost of products sold                                           1,082,012     1,064,477        889,502
  Selling, general and administrative                               110,956       113,713        104,604
  Interest                                                           37,061        32,743         11,310
  Other income                                                      (26,368)      (19,500)       (22,713)
                                                                 ----------    ----------     ----------
                                                                  1,203,661     1,191,433        982,703
                                                                 ----------    ----------     ----------
            INCOME BEFORE THE FOLLOWING ITEMS                        48,571       114,974        144,097

Income taxes                                                         15,198        37,995         48,283
                                                                 ----------    ----------     ----------
                                                                     33,373        76,979         95,814

Dividends on preferred securities - net of tax                       (7,150)       (7,150)        (7,071)
                                                                 ----------    ----------     ----------
            NET INCOME                                          $    26,223   $    69,829    $    88,743
                                                                 ==========    ==========     ==========



BASIC
  Average shares                                                     21,051        21,172         21,265

  Earnings per share                                            $      1.26   $      3.31    $      4.18
                                                                 ==========    ==========     ==========

DILUTED
  Average shares                                                     21,307        24,502         24,492

  Earnings per share                                            $      1.24   $      3.15    $      3.92
                                                                 ==========    ==========     ==========


Cash dividends per share                                        $       .30   $       .30    $       .30
                                                                 ==========    ==========     ==========


See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

                                                                                       Year Ended May 31,
-------------------------------------------------------------------------------------------------------------------
In thousands except per share                                                   2001          2000          1999
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                              $     26,223    $   69,829    $    88,743
  Gain on disposal of assets                                                   (15,790)       (2,497)        (2,807)
  Non-cash items
     Depreciation, depletion and amortization                                  101,385        97,264         74,047
     Deferred taxes                                                             22,659        15,372          4,960
     Other - net                                                                 1,004         6,311          5,868
  Changes in operating assets and liabilities
     Receivables sold                                                           40,000       (15,000)       100,000
     Receivables                                                               (27,992)      (24,844)        10,085
     Inventories and prepaid expenses                                          (22,684)      (20,496)       (47,978)
     Accounts payable and accrued liabilities                                   23,724        28,598          3,739
     Real estate and investments                                                 2,649         1,028          5,568
                                                                            ----------     ---------     ----------
         Net cash provided by operations                                       151,178       155,565        242,225

INVESTING ACTIVITIES
  Capital expenditures - expansions                                            (48,261)     (266,346)      (379,240)
  Capital expenditures - other                                                 (88,631)      (50,750)       (96,224)
  Proceeds from disposal of assets                                              16,084         5,351         13,372
  Other - net                                                                   (4,287)       (9,842)        (1,436)
                                                                            ----------     ---------     ----------
         Net cash used by investing                                           (125,095)     (321,587)      (463,528)

FINANCING ACTIVITIES
  Proceeds of long-term borrowing                                              372,972       296,826        313,186
  Net proceeds from issuance of subsidiary preferred securities                     --            --        193,504
  Debt retirements                                                            (382,148)     (129,714)      (266,792)
  Purchase of treasury shares                                                   (7,765)         (143)        (6,086)
  Common dividends paid                                                         (6,280)       (6,313)        (6,349)
  Other - net                                                                   (1,116)       (5,298)        (5,226)
                                                                            ----------     ---------     ----------
         Net cash provided (used) by financing                                 (24,337)      155,358        222,237
                                                                            ----------     ---------     ----------
Increase (decrease) in cash                                                      1,746       (10,664)           934

Cash at beginning of year                                                        6,988        17,652         16,718
                                                                            ----------     ---------     ----------
Cash at end of year                                                       $      8,734    $    6,988    $    17,652
                                                                            ==========     =========     ==========

See notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

------------------------------------------------------------------------------------------------------------------------------------
                                                           Common
                                                            Stock         Additional                    Treasury        Total
                                                            $1 Par         Paid-in       Retained        Common      Shareholders'
In thousands                                                Value          Capital       Earnings         Stock         Equity
------------------------------------------------------------------------------------------------------------------------------------
May 31, 1998                                              $25,067         $ 255,735     $ 358,307     $  (85,783)    $ 553,326

    Net income                                                                             88,743                       88,743
    Common dividends paid - $.30 a share                                                   (6,349)                      (6,349)
    Treasury shares issued for bonuses and options -
      49,814 shares                                                           2,038           (56)           934         2,916
    Treasury shares purchased - 247,261 shares                                                            (6,086)       (6,086)
                                                           ------           -------       -------      ---------       -------
May 31, 1999                                               25,067           257,773       440,645        (90,935)      632,550

    Net income                                                                             69,829                       69,829
    Common dividends paid - $.30 a share                                                   (6,313)                      (6,313)
    Treasury shares issued for bonuses and options -
      82,695 shares                                                             552                        1,551         2,103
    Treasury shares purchased - 3,913 shares                                                                (143)         (143)
                                                           ------           -------       -------      ---------       -------
May 31, 2000                                               25,067           258,325       504,161        (89,527)      698,026

    Net income                                                                             26,223                       26,223
    Common dividends paid - $.30 a share                                                   (6,280)                      (6,280)
    Treasury shares issued for bonuses and options -
      97,865 shares                                                             206                        1,835         2,041
    Treasury shares purchased - 339,476 shares                                                            (7,765)       (7,765)
                                                           ------           -------       -------      ---------       -------
May 31, 2001                                              $25,067         $ 258,531     $ 524,104     $  (95,457)    $ 712,245
                                                           ======           =======       =======      =========       =======

Other comprehensive income for the years presented is the same as net income.

At May 31, 2001, Common Stock and Additional Paid-in Capital include $127.8 million of accumulated transfers from Retained Earnings in connection with stock dividends.

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

Fair Value of Financial Instruments. The estimated fair value of each class of financial instrument as of May 31, 2001 approximates its carrying value except for long-term debt having fixed interest rates and mandatorily redeemable preferred securities of subsidiary. The fair value of long-term debt at May 31, 2001, estimated by applying discounted cash flow analysis based on interest rates currently available to the Company for such debt with similar terms and remaining maturities, is approximately $598.4 million compared to the carrying amount of $623.5 million. The fair value of mandatorily redeemable preferred securities of subsidiary at May 31, 2001, estimated based on NYSE quoted market prices, is approximately $133.1 million compared to the carrying amount of $200.0 million.

Cash Equivalents. For cash flow purposes, temporary investments which have maturities of less than 90 days when purchased are considered cash equivalents.

Property, Plant and Equipment. Property, plant and equipment is recorded at cost. Provisions for depreciation are computed generally using the straight-line method. Provisions for depletion of mineral deposits are computed on the basis of the estimated quantity of recoverable raw materials. Useful lives for the Company's primary operating facilities range from 10 to 20 years. Maintenance and repairs are charged to expense as incurred. Costs incurred for scheduled shut-downs to refurbish the Steel facilities are amortized over the production period, typically 12 to 18 months.

Intangible Assets. Goodwill and other intangibles is presented net of accumulated amortization of $37.9 million at May 31, 2001 and $32.0 million at May 31, 2000, adjusted for write-offs. Goodwill resulting from the acquisitions of Chaparral Steel Company and Riverside Cement Company is being amortized currently on a straight-line basis over 40-year periods. Goodwill, net of accumulated amortization, for Chaparral totaled $81.8 million at May 31, 2001 and $83.9 million at May 31, 2000 and for Riverside totaled $61.3 million at May 31, 2001 and $62.6 million at May 31, 2000. Other intangibles that have finite lives are being amortized on a straight-line basis over periods of 2 to 15 years. Management reviews remaining goodwill and other intangibles with consideration toward recovery through future operating results (undiscounted) at the current rates of amortization.

Debt Issuance Cost. Debt issuance costs associated with various debt issues are being amortized over the terms of the related debt.

Other Credits. Other credits of $31.3 million at May 31, 2001, compared to $31.5 million at the prior year-end, are composed primarily of liabilities related to the Company's retirement plans and deferred compensation agreements.

Net Sales. Sales, net of delivery costs, are recognized when title has transferred and products are delivered.

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

Basic and Diluted EPS are calculated as follows:

         -------------------------------------------------------------------------------------------------
         In thousands except per share                                     2001         2000         1999
         -------------------------------------------------------------------------------------------------
         Earnings:
            Net income                                                  $   26,223  $   69,829  $   88,743
            Contingent price amortization                                      233         233         233
                                                                         ---------   ---------   ---------
                Basic earnings                                              26,456      70,062      88,976
            Dividends on preferred securities-net of tax                        --       7,150       7,071
                                                                         ---------   ---------   ---------
                Diluted earnings                                        $   26,456  $   77,212  $   96,047
                                                                         =========   =========   =========

         Shares:
            Weighted-average shares outstanding                             20,908      21,037      21,145
            Contingently issuable shares                                       143         135         120
                                                                         ---------   ---------   ---------
                Basic weighted-average shares                               21,051      21,172      21,265
            Preferred securities                                                --       2,889       2,889
            Stock option and award dilution                                    256         441         338
                                                                         ---------   ---------   ---------
                Diluted weighted-average shares/(1)/                        21,307      24,502      24,492
                                                                         =========   =========   =========

         Basic earnings per share                                       $     1.26  $     3.31  $     4.18
                                                                         =========   =========   =========

         Diluted earnings per share                                     $     1.24  $     3.15  $     3.92
                                                                         =========   =========   =========

         /1)/ Shares excluded due to antidilutive effect:
                Preferred securities                                         2,889          --          --
                Stock options and awards                                       903         541         607

New Accounting Pronouncements. Effective June 1, 2001, the Company will adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes a comprehensive standard for the recognition and measurement of derivatives and hedging activities. Due to the Company's limited use of derivatives, the impact will not be material.

The Company plans to adopt, effective June 1, 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") which requires that goodwill not be amortized but instead be tested for impairment annually by each reporting unit. Although a final determination of the fair values of the respective reporting units has not been made, the adoption of SFAS No. 142 is not expected to have an immediate effect on the financial statements of the Company. Annual amortization of goodwill that amounted to $4.5 million in 2001, will be eliminated subsequent to adoption.

WORKING CAPITAL

Working capital totaled $193.0 million at May 31, 2001, compared to $203.7 million at the prior year-end.

Receivables include tax refund claims of $18.6 million at May 31, 2001. Notes and accounts receivable of $58.7 million at May 31, 2001, compared with $79.2 million in 2000, are presented net of allowances for doubtful receivables of $2.6 million in 2001 and $3.3 million in 2000.

The Company has an agreement to sell, on a revolving basis, an interest in a defined pool of trade receivables of up to $125 million. The agreement is subject to annual renewal. The maximum amount outstanding varies based upon the level of eligible receivables. Fees are variable and follow commercial paper rates. The interest sold totaled $125 million at May 31, 2001, compared to $85 million at the prior year-end. Sales are reflected as reductions of accounts receivable and as operating cash flows. As collections reduce previously sold interests, new accounts receivable are customarily sold. Fees and expenses of $7.6 million, $6.2 million and $1.1 million are included in selling, general and administrative expenses in 2001, 2000 and 1999, respectively. The Company, as agent for the purchaser, retains collection and administration responsibilities for the participating interests of the defined pool.

Inventories are summarized as follows:

         -------------------------------------------------------------------------------------------------
         In thousands                                                              2001            2000
         -------------------------------------------------------------------------------------------------
         Finished products                                                      $   88,606      $   61,255
         Work in process                                                            48,572          51,785
         Raw materials and supplies                                                125,233         133,870
                                                                                   -------         -------
                                                                                $  262,411      $  246,910
                                                                                   =======         =======

Inventories are stated at cost (not in excess of market) with approximately 58% of inventories using the last-in, first-out method (LIFO). If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $9.8 million in 2001 and $7.8 million in 2000.

LONG-TERM DEBT

Long-term debt is comprised of the following:

         -------------------------------------------------------------------------------------------------
         In thousands                                                               2001           2000
         -------------------------------------------------------------------------------------------------
         Revolving credit facility maturing in 2004, interest rates
            average 7.65%                                                        $ 220,000      $  240,000
         Senior notes
            Notes due through 2017, interest rates average 7.28%                   200,000         200,000
            Notes due through 2008, interest rates average 7.28%                    75,000          75,000
            Notes due through 2004, interest rates average 10.2%                    24,000          32,000
         Variable-rate industrial development revenue bonds
            Bonds maturing in 2028, interest rate approximately 3.5%                50,000          50,000
            Bonds maturing in 2029, interest rate approximately 3.5%                25,000          25,000
            Bonds maturing in 2029, interest rate approximately 3.5%                20,500             303
         Pollution control bonds, due through 2007, interest rate
            5.25% (75% of prime)                                                     5,215           5,895
         Other, maturing through 2009, interest rates
            from 7.5% to 10%                                                         3,772           4,459
                                                                                  --------       ---------
                                                                                   623,487         632,657
         Less current maturities                                                     9,237           9,373
                                                                                  --------       ---------
                                                                                 $ 614,250      $  623,284
                                                                                  ========       =========

Annual maturities of long-term debt for each of the five succeeding years are $9.2, $9.2, $274.2, $41.2 and $45.9 million.

The Company has available a bank-financed $450 million long-term revolving credit facility. An interest rate at the applicable margin above either prime or LIBOR is selected at the time of each borrowing. Commitment fees at a current annual rate of .5% are paid on the unused portion of this facility. There is $220.0 million currently outstanding under this facility. In addition, $108.3 million has been utilized to support letters of credit issued primarily to secure the Company's variable-rate industrial development revenue bonds which allows the interest rates on these bonds to closely follow the tax-exempt commercial paper rates.

Loan agreements contain covenants that provide for restrictions on the payment of dividends on common stock and place limitations on incurring certain indebtedness, purchasing treasury stock, and making capital expenditures and certain investments. Under the most restrictive of these agreements, the Company's total debt is limited based on the ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). At May 31, 2001, $93.7 million of additional borrowing could have been incurred. In addition, the aggregate amount of annual fixed charges which includes cash dividends on common stock is limited based on the ratio of EBITDA to fixed charges. At May 31, 2001, $27.2 million of additional fixed charges could have been incurred. The Company is in compliance with all loan covenant restrictions.

The amount of interest paid was $50.9 million in 2001, $40.6 million in 2000 and $33.4 million in 1999. Interest capitalized totaled $15.6 million in 2001, $12.7 million in 2000 and $23.2 million in 1999.

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

SHAREHOLDERS' EQUITY

Common stock consists of:

         -------------------------------------------------------------------------------------------------
         In thousands                                                                  2001          2000
         -------------------------------------------------------------------------------------------------
         Shares authorized                                                            40,000        40,000
         Shares outstanding at May 31                                                 20,828        21,070
         Shares held in treasury                                                       4,239         3,997
         Shares reserved for stock options and other                                   3,698         3,787

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

STOCK OPTION PLAN

The Company's stock option plan provides that non-qualified and incentive stock options to purchase Common Stock may be granted to directors, officers and key employees at market prices at date of grant. Outstanding options become exercisable in installments beginning one year after date of grant and expire ten years later. The Company has elected to continue utilizing the accounting prescribed by APB No. 25 for stock issued under this plan. If compensation cost had been recognized based on the fair value at the date of grant consistent with the method prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

         -------------------------------------------------------------------------------------------------
         In thousands except per share                                    2001        2000            1999
         -------------------------------------------------------------------------------------------------
         Net income
             As reported                                                 $26,223     $69,829       $88,743
             Pro forma                                                    22,869      66,644        85,755
         Basic earnings per share
             As reported                                                    1.26        3.31          4.18
             Pro forma                                                      1.10        3.16          4.04
         Diluted earnings per share
             As reported                                                    1.24        3.15          3.92
             Pro forma                                                      1.08        3.02          3.80

Because the method of accounting under SFAS No. 123 has not been applied to options granted prior to June 1, 1995, the pro forma compensation cost may not be representative of that to be expected in future years.

The weighted-average fair value of options granted in 2001, 2000 and 1999 was $11.77, $17.39 and $12.15, respectively. The fair value of each option grant was estimated on the date of grant for purposes of the pro forma disclosures using the Black-Scholes option-pricing model based on the following weighted average assumptions:

         -------------------------------------------------------------------------------------------------
                                                                          2001        2000         1999
         -------------------------------------------------------------------------------------------------
         Dividend yield                                                   1.01%        .74%        1.02%
         Volatility factor                                                .343        .327         .331
         Risk-free interest rate                                          5.16%       6.57%        4.85%
         Expected life in years                                            6.4         6.4          6.4

A summary of option transactions for the three years ended May 31, 2001, follows:

         ------------------------------------------------------------------------------------------------------
                                                                          Shares Under       Weighted-Average
                                                                             Option            Option Price
         ------------------------------------------------------------------------------------------------------
         Outstanding at May 31, 1998                                       1,816,963              $27.51

             Granted                                                         293,250               31.45
             Exercised                                                       (39,390)              13.85
             Canceled                                                        (15,700)              30.61
                                                                          ----------               -----
         Outstanding at May 31, 1999                                       2,055,123               28.31

             Granted                                                         251,800               40.75
             Exercised                                                       (75,518)              21.41
             Canceled                                                        (69,280)              32.58
                                                                          ----------               -----
         Outstanding at May 31, 2000                                       2,162,125               29.86

             Granted                                                         397,850               29.71
             Exercised                                                       (90,020)              19.31
             Canceled                                                        (67,950)              37.43
                                                                          ----------               -----
         Outstanding at May 31, 2001                                       2,402,005              $30.02
                                                                          ==========               =====

Options exercisable as of May 31 were 1,401,705 shares in 2001, 1,132,855 shares in 2000 and 795,753 shares in 1999 at a weighted-average option price of $27.29; $25.29 and $23.54, respectively. The following table summarizes information about stock options outstanding as of May 31, 2001:

         ----------------------------------------------------------------------------------------------------
                                                                     Range of Exercise Prices
                                                    $12.03 - $16.85     $21.84 - $37.13     $41.53 - $50.57
         ----------------------------------------------------------------------------------------------------
         Options outstanding
             Shares outstanding                          298,161           1,521,004            582,840
             Weighted-average remaining
                life in years                               3.13                6.68               7.38
             Weighted-average exercise price            $  15.25          $    27.17           $  45.00
         Options exercisable
             Shares exercisable                          298,161             848,204            255,340
             Weighted-average exercise price            $  15.25          $    25.93           $  45.88

The Company has reserved 1,128,560 shares for future grants.

INCOME TAXES

The Company made income tax payments of $13.5 million, $3.9 million and $42.5 million in 2001, 2000 and 1999, respectively.

The provisions for income taxes are composed of:

         -------------------------------------------------------------------------------------------------
         In thousands                                                  2001           2000           1999
         -------------------------------------------------------------------------------------------------
         Current (benefit)                                           $ (7,461)      $ 22,623     $ 43,323
         Deferred                                                      22,659         15,372        4,960
                                                                      -------        -------      -------
         Expense *                                                   $ 15,198       $ 37,995     $ 48,283
                                                                      =======        =======      =======

         * Excludes tax benefit of $3.9 million, $3.9 million and $3.8 million in 2001, 2000 and 1999, respectively, related to preferred securities of subsidiary.

A reconcilement from statutory federal taxes to the preceding provisions follows:

         -------------------------------------------------------------------------------------------------
         In thousands                                                  2001           2000           1999
         -------------------------------------------------------------------------------------------------
         Taxes at statutory rate                                     $ 17,000       $ 40,241     $ 50,434
            Additional depletion                                       (4,505)        (4,619)      (4,663)
            Nondeductible goodwill                                      1,007            993          981
            State income tax                                              583          1,648        2,060
            Nontaxable insurance benefits                                (736)          (640)        (455)
            Other - net                                                 1,849            372          (74)
                                                                      -------        -------      -------
                                                                     $ 15,198       $ 37,995     $ 48,283
                                                                      =======        =======      =======

The components of the net deferred tax liability at May 31 are summarized below:

         -------------------------------------------------------------------------------------------------
         In thousands                                                                 2001           2000
         -------------------------------------------------------------------------------------------------
         Deferred tax assets
            Deferred compensation                                                   $  8,652   $    7,802
            Expenses not currently tax deductible                                      5,255        6,936
            Tax cost in inventory                                                      1,832        4,337
            Alternative minimum tax credit carryforward                               15,635        7,607
                                                                                    --------    ---------
                Total deferred tax assets                                             31,374       26,682

         Deferred tax liabilities
            Accelerated tax depreciation                                             122,313       95,014
            Deferred real estate gains                                                 5,022        4,970
            Other                                                                      1,555        1,555
                                                                                    --------     --------
                Total deferred tax liabilities                                       128,890      101,539
                                                                                    --------     --------

         Net tax liability                                                            97,516       74,857
         Less current portion (asset)                                                (10,091)     (19,703)
                                                                                    --------    ---------
         Net deferred tax liability                                                $ 107,607   $   94,560
                                                                                    ========    =========

As of May 31, 2001, the Company has $15.6 million of alternative minimum tax credit carryforward. The credit carryforward, which does not expire, is available for offset against future regular income tax.

LEGAL PROCEEDINGS AND CONTINGENT LIABILITIES

The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, air emissions, furnace dust disposal and wastewater discharge. The Company believes it is in substantial compliance with applicable environmental laws and regulations, however, from time to time the Company receives claims from federal and state environmental regulatory agencies and entities asserting that the Company is or may be in violation of certain environmental laws and regulations. Based on its experience and the information currently available to it, the Company believes that such claims will not have a material impact on its financial condition or results of operations. Despite the Company's compliance and experience, it is possible that the Company could be held liable for future charges which might be material but are not currently known or estimable. In addition, changes in federal or state laws, regulations or requirements or discovery of currently unknown conditions could require additional expenditures by the Company.

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

RETIREMENT PLANS

Substantially all employees of the Company are covered by a series of defined contribution retirement plans. The amount of pension expense charged to costs and expenses for the above plans was $5.5 million in 2001, $3.2 million in 2000 and $3.2 million in 1999. It is the Company's policy to fund the plans to the extent of charges to income.

Certain employees and retirees of an acquired subsidiary are covered by defined retirement and postretirement health benefit plans. The plan assets approximate the plan benefit obligations. The postretirement liability for these plans was $8.8 million at May 31, 2001. The amount of pension expense charged to costs and expenses was $1.2 million in 2001, $1.1 million in 2000 and $1.2 million in 1999. Payments under these plans amounted to $1.4 million in 2001, $200,000 in 2000 and $1.1 million in 1999.

INCENTIVE PLANS

All personnel employed as of May 31 share in the pretax income of the Company for the year then ended based on predetermined formulas. The duration of most of the plans is one year; certain executives are additionally covered under a three-year plan. All plans are subject to annual review by the Company's Board of Directors. The expense included in selling, general and administrative was $7.2 million, $13.6 million and $19.0 million for 2001, 2000 and 1999, respectively.

Certain executives of Chaparral participate in a deferred compensation plan based on a five-year average of earnings. Amounts recorded as reductions to prior year accruals under the plan were $1.8 million, $1.0 million and $500,000 for 2001, 2000 and 1999, respectively.

OPERATING LEASES

Total expense for operating leases for mobile equipment, office space and other items (other than for mineral rights) amounted to $32.0 million in 2001, $24.3 million in 2000 and $20.7 million in 1999. Non-cancelable operating leases with an initial or remaining term of more than one year totaled $50.9 million at May 31, 2001. Annual lease payments for the five succeeding years are $20.3 million, $14.4 million, $6.8 million, $6.5 million and $2.3 million.

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

QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following is a summary of quarterly financial information (in thousands except per share):

         -------------------------------------------------------------------------------------------------
         2001                                   Aug.             Nov.              Feb.             May
         -------------------------------------------------------------------------------------------------
         Net sales
             CAC                            $  193,237        $  159,673        $ 133,665       $  191,426
             Steel                             171,935           140,899          120,772          140,625
                                             ---------         ---------         --------        ---------
                                               365,172           300,572          254,437          332,051
                                             =========         =========         ========        =========

         Operating profit (loss)
             CAC                                43,221            28,178           11,700           51,646
             Steel                              13,173             3,939          (10,209)         (29,429)
                                             ---------         ---------         --------        ---------
                                                56,394            32,117            1,491           22,217
                                             =========         =========         ========        =========

         Net income (loss)                      25,664             9,932          (11,517)           2,144

         Per share
             Net income (loss)
                Basic                             1.21               .47             (.55)             .11
                Diluted                           1.13               .47             (.55)             .10
             Dividends                            .075              .075             .075             .075
             Stock price
                High                             34.94             34.00            30.94            34.55
                Low                              28.06             20.88            22.13            26.83

----------------------------------------------------------------------------------------------------------
         2000                                    Aug.            Nov.              Feb.             May
----------------------------------------------------------------------------------------------------------
         Net sales
             CAC                            $  183,719        $  168,434        $ 149,116       $  178,498
             Steel                             128,176           148,806          165,166          184,492
                                             ---------         ---------         --------        ---------
                                               311,895           317,240          314,282          362,990
                                             =========         =========         ========        =========

         Operating profit (loss)
             CAC                                48,752            41,251           31,506           48,208
             Steel                              (8,139)           (5,518)          10,971           17,924
                                             ---------         ---------         --------        ---------
                                                40,613            35,733           42,477           66,132
                                             =========         =========         ========        =========

         Net income                             16,394            10,672           13,884           28,879

         Per share
             Net income
                Basic                              .78               .51              .65             1.36
                Diluted                            .75               .50              .64             1.26
             Dividends                            .075              .075             .075             .075
             Stock price
                High                             39.63             39.75            43.38            35.38
                Low                              31.50             31.50            29.44            28.69

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
          -----------------------------------------------------

None



                                    PART III

In accordance with paragraph (3) of General Instruction G to Form 10-K, Part III of this report is omitted because the Registrant will file with the Securities Exchange Commission, not later than 120 days after May 31, 2001, a definitive proxy statement pursuant to Regulation 14A involving the election of Directors. Reference is made to the sections of such proxy statement entitled "Section 16(a) Beneficial Ownership Reporting Compliance", "Security Ownership of Certain Beneficial Owners", "Election of Directors", "Executive Compensation", "Report of the Compensation Committee on Executive Compensation" and "Security Ownership of Management", which sections of such proxy statement are incorporated herein by reference. Information concerning the Registrant's executive officers is set forth under Part I, Item 4A of this report.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------

(a) Documents filed as a part of this report.

    (1) Financial Statements

        Report of Independent Auditors
        Consolidated Balance Sheets - May 31, 2001 and 2000
        Consolidated Statements of Income - Years ended May 31, 2001, 2000 and
          1999
        Consolidated Statements of Cash Flows - Years ended May 31, 2001,
          2000 and 1999
        Consolidated Statements of Shareholders' Equity - Years
          ended May 31, 2001, 2000 and 1999
        Notes to Consolidated Financial Statements

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

        10.2 Texas Industries, Inc. $80,000,000 7.15% Senior Notes, Series A, due April 15, 2006; $40,000,000 7.20% Senior Notes, Series B, due April 15, 2007; $10,000,000 7.28% Senior Notes, Series C, due April 15, 2009; $45,000,000 7.395% Senior Notes, Series D,
                due April 15, 2012; $25,000,000 7.59% Senior Notes, Series E, due April 15, 2017 note agreement dated as of December 18, 1997 filed with the Securities and Exchange Commission on Form 10-Q dated April 10, 1998, and incorporated herein by reference.

        10.3 $450,000,000 Third Amended and Restated Credit Agreement among Texas Industries Inc., Certain Lenders, Certain Co-Agents and NationsBank, N.A., as Administrative Lender dated March 10, 1999 filed with the Securities and Exchange Commission on Form 10-Q dated April 9, 1999, and incorporated herein by reference.

        10.4 First Amendment to Third Amended and Restated Credit Agreement among Texas Industries, Inc., Certain Lenders, Certain Co-Agents and Bank of America, N.A. (formerly known as NationsBank, N.A.), as Administrative Lender dated May 25, 2001.

        10.5 Second Amendment to Third Amended and Restated Credit Agreement among Texas Industries, Inc., Certain Lenders, Certain Co-Agents and Bank of America, N.A., (formerly known as NationsBank, N.A.), as Administrative Lender dated August 20, 2001.

        21.1    Subsidiaries of the Registrant

        23.1    Consent of Independent Auditors

        24.1    Power of Attorney for certain members of the Board of Directors


The remaining exhibits have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

(b)  Reports on Form 8-K

None

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of August, 2001.

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


         Signature                                        Title                                          Date
         ---------                                        -----                                          ----
/s/   Robert D. Rogers                       President and Chief Executive Officer                    August 23, 2001
-------------------------------
      Robert D. Rogers                       (Principal Executive Officer)

/s/   Richard M. Fowler                      Executive Vice President - Finance and                   August 23, 2001
------------------------------
      Richard M. Fowler                      Chief Financial Officer
                                             (Principal Financial Officer)

/s/   James R. McCraw                        Vice President - Accounting/Information Services         August 23, 2001
-------------------------------
      James R. McCraw                        (Principal Accounting Officer)

                                             Director                                                 August 23, 2001
-------------------------------
       Robert Alpert

/s/   John M. Belk *                         Director                                                 August 23, 2001
-------------------------------
      John M. Belk

/s/   Eugenio Clariond Reyes *               Director                                                 August 23, 2001
-------------------------------
      Eugenio Clariond Reyes

/s/   Gordon E. Forward *                    Director                                                 August 23, 2001
-------------------------------
      Gordon E. Forward

/s/   Gerald R. Heffernan *                  Director                                                 August 23, 2001
-------------------------------
      Gerald R. Heffernan

/s/   James M. Hoak *                        Director                                                 August 23, 2001
-------------------------------
      James M. Hoak

s/    David A. Reed *                        Director                                                 August 23, 2001
-------------------------------
      David A. Reed

/s/   Robert D. Rogers                       Director                                                 August 23, 2001
-------------------------------
      Robert D. Rogers

/s/   Ian Wachtmeister *                     Director                                                 August 23, 2001
-------------------------------
      Ian Wachtmeister

/s/   Elizabeth C. Williams *                Director                                                 August 23, 2001
-------------------------------
      Elizabeth C. Williams


* BY  /s/  James R. McCraw                   Vice President - Accounting/Information Services         August 23, 2001
      ------------------------
           James R. McCraw

                               INDEX TO EXHIBITS

   Exhibit
   Number                                                                                                       Page
    2.1   Agreement and Plan of Merger dated as of July 30, 1997 among Chaparral Steel Company, the
          Company and TXI Acquisition Inc., incorporated by reference to Exhibit (c) of the Company's
          Schedule 13E-3/A Transaction Statement dated November 28, 1997.......................................  *

    3.1   Articles of Incorporation............................................................................  *

    3.2   By-Laws..............................................................................................  *

    4.1   Instruments defining rights of security holders......................................................  *

   10.1   Partnership Interests Purchase Agreement with an effective date of December 31, 1997 by and among TXI California Inc., TXI Riverside Inc., RVC Venture Corp. and
          Ssangyong/Riverside Venture Corp. filed with the Securities and Exchange Commission on Form 8-K dated January 26, 1998...................................................................  *

   10.2   Texas Industries, Inc. $80,000,000 7.15% Senior Notes, Series A, due April 15, 2006;
          $40,000,000 7.20% Senior Notes, Series B, due April 15, 2007;
          $10,000,000 7.28% Senior Notes, Series C, due April 15, 2009;
          $45,000,000 7.395% Senior Notes, Series D, due April 15, 2012;
          $25,000,000 7.59% Senior Notes, Series E, due April 15, 2017 note agreement dated as of December 18, 1997 filed with the Securities and Exchange Commission on Form 10-Q dated April 10, 1998....................................................................  *

    10.3  $450,000,000 Third Amended and Restated Credit Agreement among
          Texas Industries Inc., Certain Lenders, Certain Co-Agents and
          NationsBank, N.A., as Administrative Lender dated March 10, 1999 filed with the Securities and Exchange Commission on Form 10-Q dated April 9, 1999...................  *

    10.4  First Amendment to Third Amended and Restated Credit Agreement among
          Texas Industries, Inc., Certain Lenders, Certain Co-Agents and Bank of America, N.A.
          (formerly known as NationsBank, N.A.), as Administrative Lender dated May 25, 2001................... 37

    10.5  Second Amendment to Third Amended and Restated Credit Agreement among
          Texas Industries, Inc., Certain Lenders, Certain Co-Agents and Bank of America, N.A.
          (formerly known as NationsBank, N.A.), as Administrative Lender dated August 20, 2001................ 38

    21.1  Subsidiaries of the Registrant....................................................................... 39

    23.1  Consent of Independent Auditors...................................................................... 40

    24.1  Power of Attorney for certain members of the Board of Directors...................................... 41




          * Previously filed and incorporated herein by reference.