Form 10-Q
period 2001-08-31
TEXAS INDUSTRIES INC
filed 2001-10-12
CIK 97472

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 2001


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                              --

     As of October 8, 2001, 20,924,628 shares of Registrant's Common Stock, $1.00 par value, were outstanding.

                                      INDEX

                     TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION                                                                         Page
-----------------------------
Item 1.   Financial Statements

          Consolidated Balance Sheets -- August 31, 2001 and May 31, 2001 ..........................     3

          Consolidated Statements of Income -- three months ended August 31, 2001
              and August 31, 2000 ..................................................................     4

          Consolidated Statements of Cash Flows -- three months ended August 31, 2001
              and August 31, 2000 ..................................................................     5

          Notes to Consolidated Financial Statements ...............................................     6

          Independent Accountants' Review Report ...................................................    13

Item 2.   Management's Discussion and Analysis of Operating Results
              and Financial Condition ..............................................................    14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk -- the information required
              by this item is included in Item 2 ...................................................    --

PART II.  OTHER INFORMATION
---------------------------

Item 6.   Exhibits and Reports on Form 8-K .........................................................    19


SIGNATURES
----------

                           CONSOLIDATED BALANCE SHEETS
                     TEXAS INDUSTRIES, INC. AND SUBSIDIARIES



                                                                                             (Unaudited)
                                                                                              August 31,        May 31,
-----------------------------------------------------------------------------------------------------------------------
In thousands                                                                                     2001           2001
-----------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash                                                                                       $   13,837     $    8,734
  Receivables                                                                                    73,993         77,297
  Inventories                                                                                   245,209        262,411
  Deferred taxes and prepaid expenses                                                            35,536         36,510
                                                                                             ----------     ----------
            TOTAL CURRENT ASSETS                                                                368,575        384,952

OTHER ASSETS
  Goodwill                                                                                      143,193        143,085
  Real estate and investments                                                                    39,831         39,666
  Deferred charges and intangibles                                                               32,533         29,678
                                                                                             ----------     ----------
                                                                                                215,557        212,429

PROPERTY, PLANT AND EQUIPMENT
  Land and land improvements                                                                    206,930        194,348
  Buildings                                                                                     100,457         99,981
  Machinery and equipment                                                                     1,756,082      1,740,178
  Construction in progress                                                                       55,916         84,650
                                                                                             ----------     ----------
                                                                                              2,119,385      2,119,157
  Less allowances for depreciation                                                              885,433        859,177
                                                                                             ----------     ----------
                                                                                              1,233,952      1,259,980
                                                                                             ----------     ----------
                                                                                             $1,818,084     $1,857,361
                                                                                             ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable                                                                     $  148,753     $  129,375
  Accrued interest, wages and other items                                                        57,152         53,348
  Current portion of long-term debt                                                               9,225          9,237
                                                                                             ----------     ----------
            TOTAL CURRENT LIABILITIES                                                           215,130        191,960

LONG-TERM DEBT                                                                                  544,222        614,250

DEFERRED FEDERAL INCOME TAXES AND OTHER CREDITS                                                 141,085        138,906

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES  OF SUBSIDIARY HOLDING
  SOLELY COMPANY CONVERTIBLE DEBENTURES                                                         200,000        200,000

SHAREHOLDERS' EQUITY
  Common stock, $1 par value                                                                     25,067         25,067
  Additional paid-in capital                                                                    258,911        258,531
  Retained earnings                                                                             527,549        524,104
  Cost of common stock in treasury                                                              (93,880)       (95,457)
                                                                                             ----------     ----------
                                                                                                717,647        712,245
                                                                                             ----------     ----------
                                                                                             $1,818,084     $1,857,361
                                                                                             ==========     ==========

See notes to consolidated financial statements.

                                   (Unaudited)
                        CONSOLIDATED STATEMENTS OF INCOME
                     TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


                                                                                                 Three months ended
                                                                                                     August 31,
----------------------------------------------------------------------------------------------------------------------
In thousands except per share                                                                   2001            2000
----------------------------------------------------------------------------------------------------------------------

NET SALES                                                                                      $ 361,562     $ 365,172

COSTS AND EXPENSES (INCOME)
  Cost of products sold                                                                          314,641       291,684
  Selling, general and administrative                                                             28,212        27,362
  Interest                                                                                        12,364         9,307
  Other income                                                                                    (3,738)       (4,400)
                                                                                               ---------     ---------
                                                                                                 351,479       323,953
                                                                                               ---------     ---------
             INCOME BEFORE THE FOLLOWING ITEMS                                                    10,083        41,219


Income taxes                                                                                       3,284        13,767
                                                                                               ---------     ---------
                                                                                                   6,799        27,452

Dividends on preferred securities - net of tax                                                    (1,788)       (1,788)
                                                                                               ---------     ---------
             NET INCOME                                                                        $   5,011     $  25,664
                                                                                               =========     =========


BASIC

  Average shares                                                                                  21,014        21,211

  Earnings per share                                                                           $     .24     $    1.21
                                                                                               =========     =========

DILUTED

  Average shares                                                                                  21,485        24,425

  Earnings per share                                                                           $     .23     $    1.13
                                                                                               =========     =========


Cash dividends per share                                                                       $    .075     $    .075
                                                                                               =========     =========


See notes to consolidated financial statements.

                                   (Unaudited)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


                                                                           Three months ended
                                                                                August 31,
-----------------------------------------------------------------------------------------------
In thousands                                                             2001          2000
-----------------------------------------------------------------------------------------------


OPERATING ACTIVITIES
  Net income                                                          $   5,011      $  25,664
  Gain on disposal of assets                                               (123)          (392)
  Non-cash items
     Depreciation, depletion and amortization                            27,183         25,186
     Deferred taxes                                                       1,494          7,057
     Other - net                                                          2,583          2,633
  Changes in operating assets and liabilities
     Receivables sold                                                        --         40,000
     Receivables                                                          3,304        (21,882)
     Inventories and prepaid expenses                                    18,123         (3,104)
     Accounts payable and accrued liabilities                            23,365         (1,185)
     Real estate and investments                                           (329)           239
                                                                      ---------      ---------
         Net cash provided by operations                                 80,611         74,216

INVESTING ACTIVITIES
  Capital expenditures - expansions                                          --        (22,224)
  Capital expenditures - other                                           (6,759)       (32,583)
  Proceeds from disposal of assets                                        3,064            917
  Other - net                                                            (1,757)        (1,275)
                                                                      ---------      ---------
         Net cash used by investing                                      (5,452)       (55,165)

FINANCING ACTIVITIES
  Proceeds of long-term borrowing                                       100,950         86,600
  Debt retirements                                                     (170,991)      (102,648)
  Purchase of treasury shares                                              (206)            --
  Common dividends paid                                                  (1,567)        (1,580)
  Other - net                                                             1,758           (460)
                                                                      ---------      ---------
         Net cash used by financing                                     (70,056)       (18,088)
                                                                      ---------      ---------
Increase in cash                                                          5,103            963

Cash at beginning of period                                               8,734          6,988
                                                                      ---------      ---------
Cash at end of period                                                 $  13,837      $   7,951
                                                                      =========      =========


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     Texas Industries, Inc. ("TXI" or the "Company"), is a leading supplier of construction materials through two business segments: cement, aggregate and concrete products (the "CAC" segment) and structural steel and specialty bar products (the "Steel" segment). Through the CAC segment, the Company produces and sells cement, stone, sand and gravel, expanded shale and clay aggregate and concrete products from facilities concentrated in Texas, Louisiana, and California, with several products marketed throughout the United States. Through its Steel segment, the Company produces and sells structural steel, piling products, specialty bar products, merchant bar-quality rounds, reinforcing bar and channels from facilities located in Texas and Virginia, for markets in North America.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 2001, are not necessarily indicative of the results that may be expected for the year ended May 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 2001.

     Estimates. The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all subsidiaries. Certain amounts in the prior period financial statements has been reclassified to conform to the current period presentation.

     Cash Equivalents. For cash flow purposes, temporary investments which have maturities of less than 90 days when purchased are considered cash equivalents.

     Property, Plant and Equipment. Property, plant and equipment is recorded at cost. Provisions for depreciation are computed generally using the straight-line method. Provisions for depletion of mineral deposits are computed on the basis of the estimated quantity of recoverable raw materials. Useful lives for the Company's primary operating facilities range from 10 to 20 years. Maintenance and repairs are charged to expense as incurred. Costs incurred for scheduled shut-downs to refurbish Steel facilities are amortized over the production period, typically 12 to 18 months.

     Intangible Assets. Effective June 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") which requires that goodwill not be amortized but instead be tested for impairment annually by each reporting unit. Goodwill identified with CAC resulted from the acquisition of Riverside Cement Company. Goodwill identified with Steel resulted from the acquisition of Chaparral Steel Company. An independent evaluation determined that in each case the fair value of the respective reporting unit exceeds its carrying value. The carrying value of goodwill by business segment is summarized as follows:

     --------------------------------------------------------------
     In thousands                              August       May
     --------------------------------------------------------------
     CAC
       Gross carrying value                 $  66,766     66,766
       Accumulated amortization                 5,458      5,458
                                            ---------  ---------
     Steel                                     61,308     61,308
       Gross carrying value                   108,984    108,876
       Accumulated amortization                27,099     27,099
                                            ---------  ---------
                                               81,885     81,777
                                            ---------  ---------
                                            $ 143,193  $ 143,085
                                            =========  =========

     As required by SFAS No. 142, the results for periods prior to its adoption have not been restated. The following reconciles the reported net income and earnings per share to that which would have resulted had SFAS No. 142 been applied to the three-month period ended August 31, 2000 (in thousands except per share).

        Net income
          As reported                                   $   25,664
          Goodwill amortization net of tax                     990
                                                        ----------
          As adjusted                                   $   26,654
                                                        ==========
        Basic earnings per share
          As reported                                   $     1.21
          As adjusted                                   $     1.26
                                                        ==========
        Diluted earnings per share
          As reported                                   $     1.13
          As adjusted                                   $     1.16
                                                        ==========

     Deferred charges and intangibles include non-compete agreements and other intangibles with finite lives being amortized in accordance with SFAS No. 142 on a straight-line basis over periods of 2 to 15 years. Their carrying value totaled $4.3 million and $4.6 million, net of accumulated amortization of $5.7 million and $5.4 million at August 31, 2001 and May 31, 2001, respectively. Amortization expense of $300,000 was incurred in each of the three-month periods ended August 31, 2001 and 2000. Annual amortization expense for each of the five succeeding years is $1.1 million, $800,000, $400,000, $400,000 and $300,000.

     Real Estate and Investments. Surplus real estate and real estate acquired for development of high quality industrial, office and multi-use parks totaled $15.8 million and $15.9 million at August 31, 2001 and May 31, 2001, respectively. Investments, composed primarily of life insurance contracts which may be used to fund certain Company benefit agreements, totaled $24.0 million and $23.8 million at August 31, 2001 and May 31, 2001, respectively.

     Debt Issuance Cost. Debt issuance costs associated with various debt issues are being amortized over the terms of the related debt.

     Other Credits. Other credits, composed primarily of liabilities related to the Company's retirement plans and deferred compensation agreements, totaled $32.0 million at August 31, 2001 and $31.3 million at May 31, 2001.

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

     Earnings Per Share ("EPS"). Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period including certain contingently issuable shares. Diluted EPS adjusts net income for the net dividends on preferred securities of subsidiary and the outstanding shares for the dilutive effect of the preferred securities, stock options and awards. Prior to the adoption of SFAS No. 142, net income was adjusted for the amortization of additional goodwill in connection with a contingent payment for the acquisition of Chaparral.

     Basic and Diluted EPS are calculated as follows:

                                                                  August 31,
       -------------------------------------------------------------------------
       In thousands except per share                           2001      2000
       -------------------------------------------------------------------------

       Earnings:
          Net income                                         $ 5,011    $25,664
          Contingent price amortization                           --         58
                                                             -------    -------
              Basic earnings                                   5,011     25,722
          Dividends on preferred securities - net of tax          --      1,788
                                                             -------    -------
              Diluted earnings                               $ 5,011    $27,510
                                                             =======    =======
       Shares:
          Weighted-average shares outstanding                 20,869     21,071
          Contingently issuable shares                           145        140
                                                             -------    -------
              Basic weighted-average shares                   21,014     21,211

          Preferred securities                                    --      2,889
          Stock option and award dilution                        471        325
                                                             -------    -------
              Diluted weighted-average shares /(1)/           21,485     24,425
                                                             =======    =======

       Basic earnings per share                              $   .24    $  1.21
                                                             =======    =======

       Diluted earnings per share                            $   .23    $  1.13
                                                             =======    =======

       /(1)/ Shares excluded due to antidilutive effect:
              Preferred securities                             2,889         --
              Stock options and awards                           595        819



WORKING CAPITAL

     Working capital totaled $153.4 million at August 31, 2001 and $193.0 million at May 31, 2001.

     Receivables included tax refund claims of $18.6 million at May 31, 2001. Notes and accounts receivable totaling $74.0 million at August and $58.7 million at May are presented net of allowances for doubtful receivables of $3.1 million at August and $2.6 million at May.

     The Company has an agreement to sell, on a revolving basis, an interest in a defined pool of trade receivables of up to $125 million. The agreement is subject to annual renewal. The maximum amount outstanding varies based upon the level of eligible receivables. Fees are variable and follow commercial paper rates. The interest sold totaled $125 million at August and May. The sales are reflected as accounts receivable reductions and as operating cash flows. As collections reduce previously sold interests, new accounts receivable are customarily sold. Fees and expenses of $1.4 million and $2.1 million are included in selling, general and administrative expenses in the three-month periods ended August 31, 2001 and 2000, respectively. The Company, as agent for the purchaser, retains collection and administration responsibilities for the participating interests of the defined pool.

     Inventories are summarized as follows:

         -----------------------------------------------------------------------
         In thousands                                August        May
         -----------------------------------------------------------------------

         Finished products                       $   74,045      $   88,606
         Work in process                             43,934          48,572
         Raw materials and supplies                 127,230         125,233
                                                   --------        --------
                                                  $ 245,209      $  262,411
                                                    =======         =======

     Inventories are stated at cost (not in excess of market) with a majority of inventories using the last-in first-out method (LIFO). If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $9.8 million at August and May.

LONG-TERM DEBT

     Long-term debt is comprised of the following:

---------------------------------------------------------------------------------------------
In thousands                                                          August          May
---------------------------------------------------------------------------------------------
Revolving credit facility maturing in 2004, interest rates
      average 6.54%                                                  $150,000      $220,000
Senior notes
      Notes due through 2017, interest rates average 7.28%            200,000       200,000
      Notes due through 2008, interest rates average 7.28%             75,000        75,000
      Notes due through 2004, interest rates average 10.2%             24,000        24,000
Variable-rate industrial development revenue bonds
      Bonds maturing in 2028, interest rate approximately 2.5%         50,000        50,000
      Bonds maturing in 2029, interest rate approximately 2.5%         25,000        25,000
      Bonds maturing in 2029, interest rate approximately 2.5%         20,500        20,500
Pollution control bonds, due through 2007, interest
   rate 4.88% (75% of prime)                                            5,215         5,215
Other, maturing through 2009, interest rates
   from 7.5% to 10%                                                     3,732         3,772
                                                                     --------      --------
                                                                      553,447       623,487
Less current maturities                                                 9,225         9,237
                                                                     --------      --------
                                                                     $544,222      $614,250
                                                                     ========      ========


     Annual maturities of long-term debt for each of the five succeeding years are $9.2, $9.2, $204.3, $41.2 and $45.9 million.

     The Company has available a bank-financed $450 million long-term revolving credit facility. An interest rate at the applicable margin above either prime or LIBOR is selected at the time of each borrowing. Commitment fees at a current annual rate of .5% are paid on the unused portion of this facility. There is $150.0 million currently outstanding under this facility. In addition, $106.7 million has been utilized to support letters of credit issued primarily to secure the Company's variable-rate industrial development revenue bonds, which allows the interest rates on these bonds to closely follow the tax-exempt commercial paper rates.

     Loan agreements contain covenants that provide for restrictions on the payment of dividends on common stock and place limitations on incurring certain indebtedness, purchasing treasury stock, and making capital expenditures and certain investments. Under the most restrictive of these agreements, the Company's total debt is limited based on the ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). At August 31, 2001, $80.7 million of additional borrowing could have been incurred. In addition, the aggregate amount of annual fixed charges which includes cash dividends on common stock is limited based on the ratio of EBITDA to fixed charges. At August 31, 2001, $11.6 million of additional fixed charges could have been incurred. The Company is in compliance with all loan covenant restrictions.

     The amount of interest paid for the three-month periods presented was $6.2 million in 2001 and $7.8 million in 2000. Interest capitalized totaled $3.9 million in the 2000 period.

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

     The Debentures are redeemable for cash under certain circumstances relating to federal income tax matters, or at the option of the Company, in whole or in part, at par, plus accrued and unpaid interest. Upon any redemption of the Debentures, a like aggregate liquidation amount of Preferred Securities will be redeemed. The Preferred Securities do not have a stated maturity date, although they are subject to mandatory redemption upon maturity of the Debentures on June 30, 2028, or upon earlier redemption.

     Each Preferred Security is convertible at any time prior to the close of business on June 30, 2028, at the option of the holder into shares of the Company's common stock at a conversion rate of .72218 shares of the Company's common stock for each Preferred Security (equivalent to a conversion price of $69.235 per share of TXI Common Stock).

SHAREHOLDERS' EQUITY

     Common stock consists of:

         -----------------------------------------------------------------------
         In thousands                                        August       May
         -----------------------------------------------------------------------

         Shares authorized                                   40,000     40,000
         Shares outstanding at end of period                 20,918     20,828
         Shares held in treasury                              4,149      4,239
         Shares reserved for stock options and other          3,602      3,698

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

     A summary of option transactions for the three-month period ended August 31, 2001, follows:

        -----------------------------------------------------------------------------
                                                                     Weighted Average
                                       Shares Under Option             Option Price
        -----------------------------------------------------------------------------
        Outstanding at June 1               2,402,005                     $30.02
           Exercised                          (93,490)                     22.64
           Cancelled                          (18,020)                     37.77
                                           ----------                      -----
        Outstanding at August 31            2,290,495                     $30.26
                                           ==========                      =====

     At August 31, 2001, there were 1,353,232 shares exercisable and 1,146,580 shares available for future grants. Outstanding options expire on various dates to April 24, 2011.


INCOME TAXES

     Federal income taxes for the interim periods ended August 31, 2001 and 2000, have been included in the accompanying financial statements on the basis of an estimated annual rate. The estimated annualized tax rate is 31.7% for 2001 compared to 33.3% for 2000. The primary reason that these respective tax rates differ from the 35% statutory corporate rate is due to percentage depletion which is tax deductible and state income tax expense. The Company received income tax refunds of $18.1 million in the three-month period ended August 31, 2001 and made income tax payments of $8.9 million in the three-month period ended August 31, 2000.

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

     The Company and subsidiaries are defendants in lawsuits which arose in the normal course of business. In management's judgment (based on the opinion of counsel) the ultimate liability, if any, from such legal proceedings will not have a material effect on the consolidated financial position, results of operations or liquidity of the Company.

     Information regarding the Company's litigation against certain graphite electrode suppliers is presented on page 17 under "Other Items" of Management's Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS SEGMENTS

The Company has two reportable segments: cement, aggregate and concrete products (the "CAC" segment) and steel (the "Steel" segment). The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because of significant differences in manufacturing processes, distribution and markets served. Through the CAC segment the Company produces and sells cement, stone, sand and gravel, expanded shale and clay aggregate and concrete products. Through its Steel segment, the Company produces and sells structural steel, piling products, specialty bar products, merchant bar-quality rounds, reinforcing bar and channels. Operating profit is net sales less operating costs and expenses, excluding general corporate expenses and interest expense. Operating results and certain other financial data for the Company's business segments are presented on pages 14 and 15 under "Business Segments" of Management's Discussion and Analysis of Financial Condition and Results of Operations, and is incorporated herein by reference.

                                    EXHIBIT A
                                    ---------

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
Texas Industries, Inc.



We have reviewed the accompanying condensed consolidated balance sheet of Texas Industries, Inc. and subsidiaries (the Company) as of August 31, 2001 and the related condensed consolidated statements of income and cash flows for the three-month periods ended August 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of May 31, 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended [not presented herein] and in our report dated July 11, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                          /s/  Ernst & Young LLP
                          ----------------------


September 19, 2001

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Comparison of operations and financial condition for the three-month period ended August 31, 2001 to the three-month period ended August 31, 2000.

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

                                                         Three months ended
                                                              August 31,
        ------------------------------------------------------------------------
        In thousands                                     2001            2000
        ------------------------------------------------------------------------

        TOTAL SALES

             Cement                                 $    94,492      $    90,818
             Ready-mix                                   65,995           70,319
             Stone, sand & gravel                        34,555           31,434
             Structural mills                           127,407          139,942
             Bar mill                                    29,966           26,545

        UNITS SHIPPED

             Cement (tons)                                1,320            1,252
             Ready-mix (cubic yards)                      1,111            1,162
             Stone, sand & gravel (tons)                  6,113            5,764
             Structural mills (tons)                        404              362
             Bar mill (tons)                                101               77

        NET SALES

             Cement                                 $    75,117      $    70,226
             Ready-mix                                   65,933           70,202
             Stone, sand & gravel                        25,590           21,813
             Other products                              32,482           30,996
                                                      ---------         --------
             TOTAL CAC                                  199,122          193,237

             Structural mills                           127,407          139,942
             Bar mill                                    29,966           26,545
             Other                                        5,067            5,448
                                                      ---------         --------
             TOTAL STEEL                                162,440          171,935
                                                      ---------         --------
             TOTAL NET SALES                        $   361,562      $   365,172
                                                      =========         ========

                                                                Three months ended
                                                                     August 31,
        ------------------------------------------------------------------------------
        In thousands                                            2001            2000
        ------------------------------------------------------------------------------
        CAC OPERATIONS
           Gross profit                                       $ 61,514        $ 64,391
           Less:  Depreciation, depletion &
                    amortization                                12,299           9,683
                  Selling, general & administrative             12,301          12,007
                  Other income                                    (458)           (520)
                                                              --------        --------
           OPERATING PROFIT                                     37,372          43,221

        STEEL OPERATIONS
           Gross profit                                         11,717          32,973
           Less:  Depreciation & amortization                   14,516          15,230
                  Selling, general & administrative              6,932           5,986
                  Other income                                  (2,837)         (1,416)
                                                              --------        --------
           OPERATING PROFIT (LOSS)                              (6,894)         13,173
                                                              --------        --------
        TOTAL OPERATING PROFIT                                  30,478          56,394

        CORPORATE RESOURCES
           Other income                                            443           2,464
           Less:  Depreciation & amortization                      368             273
                  Selling, general & administrative              8,106           8,059
                                                              --------        --------
                                                                (8,031)         (5,868)

        INTEREST EXPENSE                                       (12,364)         (9,307)
                                                              --------        --------

        INCOME BEFORE TAXES & OTHER ITEMS                     $ 10,083        $ 41,219
                                                              ========        ========

RESULTS OF OPERATIONS

     Net Sales. Consolidated net sales for the August 2001 quarter were $361.6 million compared to $365.2 million for the prior year period. CAC sales at $199.1 million were up 3%. Demand for building materials in the Company's CAC markets remains at satisfactory levels. Total cement sales increased $3.7 million on 5% higher shipments. Average trade prices were comparable to the prior year. Ready-mix sales declined $4.3 million on 4% lower volume and 2% lower average prices. Aggregate sales increased $3.1 million on 6% higher shipments with average selling prices up 7%. Steel sales at $162.4 million were $9.5 million below the prior year period, but $21.8 million above the May 2001 quarter. Structural steel sales increased 22% from the May quarter on 19% higher shipments and 3% higher realized prices. Prices remain 18% below the peak levels of August 2000 when dumped imports began to take market share. Bar mill sales declined 6% from the May quarter on 3% lower shipments and prices.

     Operating Costs. Consolidated cost of products sold including depreciation, depletion and amortization was $314.6 million, an increase of $23.0 million over the prior year period. CAC costs were $149.4 million, an increase of $11.9 million, due to increased cement shipments at higher unit costs. The expanded Midlothian cement facility is now operating near its expected 2.8 million annual ton capacity. Steel costs of $165.2 million increased $11.1 million on increased shipments offset by lower unit production costs due to improving efficiencies at the Virginia plant.

     CAC selling, general and administrative expenses including depreciation and amortization at $12.8 million decreased $200,000 from the prior year period primarily due to lower incentive accruals which offset increased bad debt reserves. Steel expenses at $6.9 million were $900,000 above the prior year period due to increased general expenses.

     Operating Profit. Operating profit at $30.5 million decreased 46% from the prior year period. CAC profits declined $5.8 million as higher energy and maintenance costs reduced margins. Steel operating profit declined $20.1 million due to the impact of imports on prices after the August 2000 quarter. Profits increased $22.5 million from the May 2001 quarter as reduced unit costs improved margins.

     Corporate Resources. Selling, general and administrative expenses including depreciation and amortization at $8.5 million increased $100,000 as costs associated with the Company's agreement to sell receivables offset higher incentive and administrative expenses. Other income decreased $2.0 million due to lower real estate income.

     Interest Expense. Interest expense at $12.4 million was $3.0 million higher than the prior year period. The increase was due to a $3.9 million decrease in interest capitalized offset by a $900,000 decrease in interest resulting from lower average outstanding debt. Lower interest rates are expected to reduce interest expense from current levels over the near term.

     Income Taxes. The Company's current effective tax rate is estimated at 31.7% compared to 33.3% in the prior year period. The primary reason that the tax rate differs from the 35% statutory corporate rate is due to percentage depletion that is tax deductible and state income tax expense.

     Dividends on Preferred Securities - Net of Tax. Dividends on preferred securities of subsidiary in the amount of $1.8 million net of tax benefit were incurred in each period.

LIQUIDITY AND CAPITAL RESOURCES

     Lower operating profit in both CAC and Steel reduced net income $20.7 million from the prior year period. Cash from operations funded debt reductions of $70.0 million. The Company has an agreement to sell, on a revolving basis, an interest in a defined pool of trade accounts receivable of up to $125 million. At August 31, 2001, the entire amount available under this agreement had been sold. The Company has a $450 million revolving credit facility that expires in March 2004. At August 31, 2001, $150 million was outstanding under the credit facility and an additional $106.7 million had been utilized to support letters of credit. The Company's total debt is limited based on the ratio of debt to earnings before interest, taxes, depreciation and amortization. At August 31, 2001, $80.7 million of additional borrowing could have been incurred.

     Net cash provided by operating activities was $80.6 million, an increase of $6.4 million over the prior year period as changes in Steel working capital items offset lower operating profit in both CAC and Steel. Increased Steel shipments reduced inventories $17.2 million and increased trade receivables $16.4 million. Collection of an $18.1 million tax refund claim offset the increase in trade receivables. Accounts payable and accrual expenses increased $23.4 million due primarily to higher trade accounts payable. Sales of receivables provided $40 million in operating cash flow in the prior year period.

     Net cash used by investing activities was $5.5 million, compared to $55.2 million during the prior year period, consisting principally of capital expenditure items. Capital expenditures for normal replacement and technological upgrades of existing equipment and expansion of the Company's operations excluding major plant expansions were $6.8 million compared to $32.6 million in the prior year period. The fiscal year 2002 capital expenditure budget for these activities is estimated currently at approximately $50 million. In the prior year period, $22.2 million was incurred for the expansion of the Company's Midlothian, Texas cement plant which was completed during the May 2001 quarter.

     Net cash used by financing activities was $70.1 million, compared to $18.1 million during the prior year period. The outstanding balance on the Company's revolving credit facility was reduced $70.0 million. The Company's quarterly cash dividend at $.075 per common share remained unchanged from the prior year period.

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

Market Risk

     The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. Because of the short duration of the Company's investments, changes in market interest rates would not have a significant impact on their fair value. The current fair value of the Company's long-term debt, including current maturities, does not exceed its carrying value. Market risk, when estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in the Company's weighted average long-term borrowing rate, would not have a significant impact on the carrying value of long-term debt. Expected maturity dates and average interest rates of long-term debt are essentially unchanged from May 31, 2001.

New Accounting Pronouncements

     Effective June 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes a comprehensive standard for the recognition and measurement of derivatives and hedging activities. Due to the Company's limited use of derivatives, the impact was not material.

     The Company adopted, effective June 1, 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") which requires that goodwill not be amortized but instead be tested for impairment annually by each reporting unit. An independent evaluation determined that in each case the fair value of the respective reporting unit exceeds its carrying value. Goodwill amortization that would have totaled $1.1 million in the three-month period ended August 31, 2001 was eliminated.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

     Certain statements contained in this annual report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the impact of competitive pressures and changing economic and financial conditions on the Company's business, construction activity in the Company's markets, abnormal periods of inclement weather, changes in the cost of raw materials, fuel, and energy and the impact of environmental laws and other regulations. For further information refer to the Company's annual report on Form 10-K for the year ended May 31, 2001.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     The following exhibits are included herein:

         (15)   Letter re:  Unaudited Interim Financial Information

     The remaining exhibits have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

     The Registrant did not file any reports on Form 8-K during the three-month period ended August 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TEXAS INDUSTRIES, INC.





October 11, 2001                    /s/  Richard M. Fowler
----------------                    ----------------------
                                    Richard M. Fowler
                                    Executive Vice President - Finance and Chief
                                    Financial Officer
                                    (Principal Financial Officer)

October 11, 2001                    /s/  James R. McCraw
----------------                    --------------------
                                    James R. McCraw
                                    Vice President - Accounting and Information
                                    Services
                                    (Principal Accounting Officer)

                                INDEX TO EXHIBITS

Exhibits                                                                   Page

  15.   Letter re:  Unaudited Interim Financial Information ..............  22