Form 10-Q
period 2001-11-30
TEXAS INDUSTRIES INC
filed 2002-01-10
CIK 97472

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 2001


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

     As of January 7, 2002, 20,921,728 shares of Registrant's Common Stock, $1.00 par value, were outstanding.

                                      INDEX

                     TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION                                                                      Page
-----------------------------
Item 1.   Financial Statements

          Consolidated Balance Sheets - November 30, 2001 and May 31, 2001 ........................   3

          Consolidated Statements of Income -- three months and six months ended
            November 30, 2001 and November 30, 2000 ...............................................   4

          Consolidated Statements of Cash Flows -- six months ended November 30, 2001
            and November 30, 2000 .................................................................   5

          Notes to Consolidated Financial Statements ..............................................   6

          Independent Accountants' Review Report ..................................................  13

Item 2.   Management's Discussion and Analysis of Operating Results
            and Financial Condition ...............................................................  14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk -- the information required by this item is included in Item 2 ....................................................  --

PART II. OTHER INFORMATION
--------------------------

Item 4.   Submission of Matters to a Vote of Security Holders .....................................  19

Item 6.   Exhibits and Reports on Form 8-K ........................................................  19

SIGNATURES
----------

                           CONSOLIDATED BALANCE SHEETS
                     TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

                                                      (Unaudited)
                                                      November 30,      May 31,
--------------------------------------------------------------------------------
In thousands                                              2001           2001
--------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS
  Cash                                               $    14,857    $     8,734
  Receivables                                             57,106         77,297
  Inventories                                            254,321        262,411
  Deferred taxes and prepaid expenses                     33,191         36,510
                                                     -----------    -----------
            TOTAL CURRENT ASSETS                         359,475        384,952

OTHER ASSETS
  Goodwill                                               143,232        143,085
  Real estate and investments                             44,065         39,666
  Deferred charges and intangibles                        28,880         29,678
                                                     -----------    -----------
                                                         216,177        212,429

PROPERTY, PLANT AND EQUIPMENT
  Land and land improvements                             206,946        194,348
  Buildings                                              100,572         99,981
  Machinery and equipment                              1,756,893      1,740,178
  Construction in progress                                58,160         84,650
                                                     -----------    -----------
                                                       2,122,571      2,119,157
  Less allowances for depreciation                       908,957        859,177
                                                     -----------    -----------
                                                       1,213,614      1,259,980
                                                     -----------    -----------
                                                     $ 1,789,266    $ 1,857,361
                                                     ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable                             $   133,123    $   129,375
  Accrued interest, wages and other items                 60,082         53,348
  Current portion of long-term debt                        9,224          9,237
                                                     -----------    -----------
            TOTAL CURRENT LIABILITIES                    202,429        191,960

LONG-TERM DEBT                                           508,766        614,250

DEFERRED FEDERAL INCOME TAXES AND OTHER CREDITS          145,239        138,906

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES  OF SUBSIDIARY HOLDING
  SOLELY COMPANY CONVERTIBLE DEBENTURES                  200,000        200,000

SHAREHOLDERS' EQUITY
  Common stock, $1 par value                              25,067         25,067
  Additional paid-in capital                             258,941        258,531
  Retained earnings                                      542,569        524,104
  Cost of common shares in treasury                      (93,745)       (95,457)
                                                     -----------    -----------
                                                         732,832        712,245
                                                     -----------    -----------
                                                     $ 1,789,266    $ 1,857,361
                                                     ===========    ===========
See notes to consolidated financial statements.

                                   (Unaudited)
                        CONSOLIDATED STATEMENTS OF INCOME
                     TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


                                                    Three months ended        Six months ended
                                                        November 30,             November 30,
--------------------------------------------------------------------------------------------------
In thousands except per share                        2001         2000         2001        2000
--------------------------------------------------------------------------------------------------
NET SALES                                         $ 335,487    $ 300,572    $ 697,049    $ 665,744

COSTS AND EXPENSES (INCOME)
  Cost of products sold                             280,507      256,386      595,148      548,070
  Selling, general and administrative                28,009       25,061       56,221       52,423
  Interest                                           10,697        9,003       23,061       18,310
  Other income                                      (10,669)      (6,694)     (14,407)     (11,094)
                                                  ---------    ---------    ---------    ---------
                                                    308,544      283,756      660,023      607,709
                                                  ---------    ---------    ---------    ---------
              INCOME BEFORE THE FOLLOWING ITEMS      26,943       16,816       37,026       58,035

Income taxes                                          8,566        5,097       11,850       18,864
                                                  ---------    ---------    ---------    ---------
                                                     18,377       11,719       25,176       39,171


Dividends on preferred securities - net of tax       (1,787)      (1,787)      (3,575)      (3,575)
                                                  ---------    ---------    ---------    ---------
              NET INCOME                          $  16,590    $   9,932    $  21,601    $  35,596
                                                  =========    =========    =========    =========


BASIC
  Average shares                                     21,068       21,141       21,041       21,176

  Earnings per share                              $     .79    $     .47    $    1.03    $    1.69
                                                  =========    =========    =========    =========

DILUTED
  Average shares                                     24,284       21,345       21,440       24,329

  Earnings per share                              $     .76    $     .47    $    1.01    $    1.61
                                                  =========    =========    =========    =========


Cash dividends per share                          $    .075    $    .075    $     .15    $     .15
                                                  =========    =========    =========    =========

See notes to consolidated financial statements.

                                   (Unaudited)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


                                                            Six months ended
                                                               November 30,
--------------------------------------------------------------------------------
In thousands                                             2001              2000
--------------------------------------------------------------------------------


OPERATING ACTIVITIES
  Net income                                            $  21,601     $  35,596
  Gain on disposal of assets                                 (858)       (4,299)
  Non-cash items
     Depreciation, depletion and amortization              53,061        50,599
     Deferred taxes                                         6,343         9,221
     Other - net                                              615         2,695
  Changes in operating assets and liabilities
     Receivables sold                                          --        34,548
     Receivables                                           20,292        13,032
     Inventories and prepaid expenses                      11,581       (35,904)
     Accounts payable and accrued liabilities               9,324       (22,783)
     Real estate and investments                           (1,321)        1,849
                                                        ---------     ---------
         Net cash provided by operations                  120,638        84,554

INVESTING ACTIVITIES
  Capital expenditures - expansions                            --       (31,487)
  Capital expenditures - other                            (10,880)      (49,377)
  Proceeds from disposal of assets                          4,650        10,838
  Other - net                                              (1,019)       (6,662)
                                                        ---------     ---------
         Net cash used by investing                        (7,249)      (76,688)

FINANCING ACTIVITIES
  Proceeds from long-term borrowing                       181,850       209,400
  Debt retirements                                       (287,349)     (197,861)
  Purchase of treasury shares                                (206)       (6,189)
  Common dividends paid                                    (3,136)       (3,161)
  Other - net                                               1,575        (1,874)
                                                        ---------     ---------
         Net cash provided (used) by financing           (107,266)          315
                                                        ---------     ---------
Increase in cash                                            6,123         8,181

Cash at beginning of period                                 8,734         6,988
                                                        ---------     ---------
Cash at end of period                                   $  14,857     $  15,169
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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended November 30, 2001, are not necessarily indicative of the results that may be expected for the year ended May 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 2001.

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

     Intangible Assets. Effective June 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") which requires that goodwill not be amortized but instead be tested for impairment annually by each reporting unit. Goodwill identified with CAC resulted from the acquisition of Riverside Cement Company. Goodwill identified with Steel resulted from the acquisition of Chaparral Steel Company. An independent evaluation determined that in each case the fair value of the respective reporting unit exceeds its carrying value. The carrying value of goodwill by business segment is summarized as follows:

         ------------------------------------------------------------------
         In thousands                                   November      May
         ------------------------------------------------------------------

         CAC
           Gross carrying value                         $ 66,766     66,766
           Accumulated amortization                        5,458      5,458
                                                        --------   --------
                                                          61,308     61,308
         Steel
           Gross carrying value                          109,023    108,876
           Accumulated amortization                       27,099     27,099
                                                        --------   --------
                                                          81,924     81,777
                                                        --------   --------
                                                        $143,232   $143,085
                                                        ========   ========

     As required by SFAS No. 142, the results for periods prior to its adoption have not been restated. The following reconciles the reported net income and earnings per share to that which would have resulted had SFAS No. 142 been applied to the three-month and six-month periods ended November 30, 2000.

                                           Three months ended   Six months ended
                                               November 30,       November 30,
      --------------------------------------------------------------------------
      In thousands except per share                 2000              2000
      --------------------------------------------------------------------------

      Net income
         As reported                              $ 9,932             $   35,596
         Goodwill amortization net of tax             991                  1,981
                                                  -------             ----------
         As adjusted                              $10,923             $   37,577
                                                  =======             ==========
      Basic earnings per share
         As reported                              $   .47             $     1.69
         As adjusted                                  .52             $     1.77
                                                  =======             ==========
      Diluted earnings per share
         As reported                              $   .47             $     1.61
         As adjusted                              $   .51             $     1.69
                                                  =======             ==========

     Deferred charges and intangibles include non-compete agreements and other intangibles with finite lives being amortized in accordance with SFAS No. 142 on a straight-line basis over periods of 2 to 15 years. Their carrying value totaled $4.0 million and $4.6 million, net of accumulated amortization of $6.0 million and $5.4 million at November 30, 2001 and May 31, 2001, respectively. Amortization expense of $600,000 and $700,000 was incurred in the six-month periods ended November 30, 2001 and 2000, respectively. Annual amortization expense for each of the five succeeding years is $1.0 million, $600,000, $400,000, $300,000 and $300,000.

     Real Estate and Investments. Surplus real estate and real estate acquired for development of high quality industrial, office and multi-use parks totaled $15.8 million and $15.9 million at November 30, 2001 and May 31, 2001, respectively. Investments, composed primarily of life insurance contracts which may be used to fund certain Company benefit agreements, totaled $28.3 million and $23.8 million at November 30, 2001 and May 31, 2001, respectively.

     Debt Issuance Cost. Debt issuance costs associated with various debt issues are being amortized over the terms of the related debt.

     Other Credits. Other credits, composed primarily of liabilities related to the Company's retirement plans and deferred compensation agreements, totaled $31.1 million at November 30, 2001 and $31.3 million at May 31, 2001.

     Net Sales. Sales are recognized when title has transferred and products are delivered and presented net of delivery costs as follows:

                                           Three months ended   Six months ended
                                               November 30,       November 30,
      --------------------------------------------------------------------------
      In thousands except per share         2001       2000      2001      2000
      --------------------------------------------------------------------------


      Total revenues                      $360,733  $323,100   $750,168 $713,892
      Freight and delivery costs            25,246    22,528     53,119   48,148
                                          --------  --------   -------- --------
      Net sales                           $335,487  $300,572   $697,049 $665,744
                                          ========  ========   ======== ========


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

     Basic and Diluted EPS are calculated as follows:

                                                                 Three months ended     Six months ended
                                                                     November 30,          November 30,
         -------------------------------------------------------------------------------------------------
         In thousands except per share                             2001       2000       2001       2000
         -------------------------------------------------------------------------------------------------
         Earnings:
            Net income                                           $ 16,590   $  9,932   $ 21,601   $ 35,596
            Contingent price amortization                              --         58         --        116
                                                                 --------   --------   --------   --------
               Basic earnings                                      16,590      9,990     21,601     35,712
            Dividends on preferred securities - net of tax          1,787         --         --      3,575
                                                                 --------   --------   --------   --------
               Diluted earnings                                  $ 18,377   $  9,990   $ 21,601   $ 39,287
                                                                 ========   ========   ========   ========
         Shares:
            Weighted average shares outstanding                    20,923     20,999     20,896     21,035
            Contingently issuable shares                              145        142        145        141
                                                                 --------   --------   --------   --------
               Basic weighted-average shares                       21,068     21,141     21,041     21,176

            Preferred securities                                    2,889         --         --      2,889
            Stock option and award dilution                           327        204        399        264
                                                                 --------   --------   --------   --------
               Diluted weighted-average shares/(1)/                24,284     21,345     21,440     24,329
                                                                 ========   ========   ========   ========

         Basic earnings per share                                $    .79   $    .47   $   1.03   $   1.69
                                                                 ========   ========   ========   ========

         Diluted earnings per share                              $    .76   $    .47   $   1.01   $   1.61
                                                                 ========   ========   ========   ========

            /(1)/ Shares excluded due to antidilutive effect:
                       Preferred securities                            --      2,889      2,889         --
                       Stock options                                  584        909        589        864


WORKING CAPITAL

     Working capital totaled $157.0 million at November 30, 2001 and $193.0 million at May 31, 2001.

     Receivables included tax refund claims of $18.6 million at May 31, 2001. Notes and accounts receivable totaling $57.1 million at November and $58.7 million at May are presented net of allowances for doubtful receivables of $5.9 million at November and $2.6 million at May.

     The Company has an agreement to sell, on a revolving basis, an interest in a defined pool of trade receivables of up to $125 million. The agreement is subject to annual renewal. The maximum amount outstanding varies based upon the level of eligible receivables. Fees are variable and follow commercial paper rates. The interest sold totaled $125 million at November and May. The sales are reflected as accounts receivable reductions and as operating cash flows. As collections reduce previously sold interests, new accounts receivable are customarily sold. Fees and expenses of $2.6 million and $4.3 million are included in selling, general and administrative expenses in the six-month periods ended November 30, 2001 and 2000, respectively. The Company, as agent for the purchaser, retains collection and administration responsibilities for the participating interests of the defined pool.

     Inventories are summarized as follows:

         -----------------------------------------------------------------------
         In thousands                                 November            May
         -----------------------------------------------------------------------

         Finished products                            $ 75,701         $ 88,606
         Work in process                                47,214           48,572
         Raw materials and supplies                    131,406          125,233
                                                      --------         --------
                                                      $254,321         $262,411
                                                      ========         ========

     Inventories are stated at cost (not in excess of market) with a majority of inventories using the last-in, first-out method (LIFO). If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $9.5 million at November and $9.8 million at May.

LONG-TERM DEBT

     Long-term debt is comprised of the following:

         -----------------------------------------------------------------------------------------
         In thousands                                                        November     May
         -----------------------------------------------------------------------------------------
    Revolving credit facility maturing in 2004, interest rates
          average 5.79%                                                     $115,000   $220,000
    Senior notes
          Notes due through 2017, interest rates average 7.28%               200,000    200,000
          Notes due through 2008, interest rates average 7.28%                75,000     75,000
          Notes due through 2004, interest rates average 10.2%                24,000     24,000
    Variable-rate industrial development revenue bonds
          Bonds maturing in 2028, interest rate approximately 2%              50,000     50,000
          Bonds maturing in 2029, interest rate approximately 2%              25,000     25,000
          Bonds maturing in 2029, interest rate approximately 2%              20,500     20,500
    Pollution control bonds, due through 2007, interest
          rate 3.75% (75% of prime)                                            4,875      5,215
    Other, maturing through 2009, interest rates
         from 7.5% to 10%                                                      3,615      3,772
                                                                            --------   --------
                                                                             517,990    623,487
    Less current maturities                                                    9,224      9,237
                                                                            --------   --------
                                                                            $508,766   $614,250
                                                                            ========   ========


     Annual maturities of long-term debt for each of the five succeeding years are $9.2, $9.2, $169.3, $41.2 and $45.9 million.

     The Company has available a bank-financed $450 million long-term revolving credit facility. An interest rate at the applicable margin above either prime or LIBOR is selected at the time of each borrowing. Commitment fees at a current annual rate of .5% are paid on the unused portion of this facility. There is $115.0 million currently outstanding under this facility. In addition, $109.1 million has been utilized to support letters of credit issued primarily to secure the Company's variable-rate industrial development revenue bonds, which allows the interest rates on these bonds to closely follow the tax-exempt commercial paper rates.

     Loan agreements contain covenants that provide for restrictions on the payment of dividends on common stock and place limitations on incurring certain indebtedness, purchasing treasury stock, and making capital expenditures and certain investments. Under the most restrictive of these agreements, the Company's total debt is limited based on the ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). At November 30, 2001, $102.3 million of additional borrowing could have been incurred. In addition, the aggregate amount of annual fixed charges which includes cash dividends on common stock is limited based on the ratio of EBITDA to fixed charges. At November 30, 2001, $16.8 million of additional fixed charges could have been incurred. The Company is in compliance with all loan covenant restrictions.

     The amount of interest paid for the six-month periods presented was $25.5 million in 2001 and $28.8 million in 2000. Interest capitalized totaled $8.1 million in the 2000 period.

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

SHAREHOLDERS' EQUITY

     Common stock consists of:

        ------------------------------------------------------------------------
         In thousands                                      November         May
        ------------------------------------------------------------------------

         Shares authorized                                  40,000        40,000
         Shares outstanding at end of period                20,925        20,828
         Shares held in treasury                             4,142         4,239
         Shares reserved for stock options and other         3,596         3,698

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

     A summary of option transactions for the six-month period ended November 30, 2001, follows:

       -------------------------------------------------------------------------
                                                               Weighted Average
                                         Shares Under Option     Option Price
       -------------------------------------------------------------------------

         Outstanding at June 1                2,402,005              $30.02
            Granted                              15,000               31.74
            Exercised                          (100,690)              22.66
            Cancelled                           (29,480)              39.20
                                             ----------              ------
         Outstanding at November 30           2,286,835              $30.23
                                             ==========              ======

     At November 30, 2001, there were 1,365,115 shares exercisable and 1,143,040 shares available for future grants. Outstanding options expire on various dates to October 16, 2011.

INCOME TAXES

     Federal income taxes for the interim periods ended November 30, 2001 and 2000, have been included in the accompanying financial statements on the basis of an estimated annual rate. The estimated annualized tax rate is 31.5% for 2001 compared to 32.2% for 2000. The primary reason that these respective tax rates differ from the 35% statutory corporate rate is due to percentage depletion which is tax deductible and state income tax expense. The Company received income tax refunds of $18.1 million in the six-month period ended November 30, 2001 and made income tax payments of $600,000 and $13.6 million in the six-month periods ended November 30, 2001 and 2000, respectively.

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

                                    EXHIBIT A
                                    ---------

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors
Texas Industries, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Texas Industries, Inc. and subsidiaries (the Company) as of November 30, 2001 and the related condensed consolidated statements of income for the three and six-month periods ended November 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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



December 19, 2001
Dallas, Texas

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Comparison of operations and financial condition for the three-month and six-month periods ended November 30, 2001 to the three-month and six-month periods ended November 30, 2000.

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


                                     Three months ended     Six months ended
                                        November 30,           November 30,
     ------------------------------------------------------------------------
     In thousands                     2001       2000       2001      2000
     ------------------------------------------------------------------------

     TOTAL SALES

         Cement                     $ 86,236   $ 78,535   $180,728   $169,353
         Ready-mix                    58,287     54,985    124,282    125,304
         Stone, sand & gravel         29,761     26,400     64,316     57,834
         Structural mills            129,166    113,637    256,573    253,579
         Bar mill                     27,572     23,614     57,538     50,159

     UNITS SHIPPED

         Cement (tons)                 1,183      1,094      2,503      2,346
         Ready-mix (cubic yards)         983        916      2,094      2,078
         Stone, sand & gravel (tons)   5,027      4,786     11,140     10,550
         Structural mills (tons)         384        303        788        665
         Bar mill (tons)                  91         69        192        146

     NET SALES
         Cement                     $ 66,705   $ 61,440   $141,822   $131,666
         Ready-mix                    58,218     54,861    124,151    125,063
         Stone, sand & gravel         21,788     18,212     47,378     40,025
         Other products               25,816     25,160     58,298     56,156
                                    --------   --------   --------   --------
         TOTAL CAC                   172,527    159,673    371,649    352,910

         Structural mills            129,166    113,637    256,573    253,579
         Bar mill                     27,572     23,614     57,538     50,159
         Other                         6,222      3,648     11,289      9,096
                                    --------   --------   --------   --------
         TOTAL STEEL                 162,960    140,899    325,400    312,834
                                    --------   --------   --------   --------
         TOTAL NET SALES            $335,487   $300,572   $697,049   $665,744
                                    ========   ========   ========   ========

                                                           Three months ended        Six months ended
                                                               November 30,            November 30,
     -------------------------------------------------------------------------------------------------
     In thousands                                         2001         2000         2001         2000
     -------------------------------------------------------------------------------------------------

     CAC OPERATIONS
           Gross profit                               $  52,793    $  44,716    $ 114,307    $ 109,107
           Less:  Depreciation, depletion &
                       amortization                      10,995        9,809       23,294       19,492
                  Selling, general & administrative      11,680        9,541       23,981       21,548
                  Other income                           (1,196)      (2,812)      (1,654)      (3,332)
                                                      ---------    ---------    ---------    ---------
           OPERATING PROFIT                              31,314       28,178       68,686       71,399

     STEEL OPERATIONS
           Gross profit                                  27,214       23,573       38,931       56,546
           Less:  Depreciation & amortization            14,509       15,315       29,025       30,545
                  Selling, general & administrative       8,936        5,227       15,868       11,213
                  Other income                           (8,911)        (908)     (11,748)      (2,324)
                                                      ---------    ---------    ---------    ---------
           OPERATING PROFIT                              12,680        3,939        5,786       17,112
                                                      ---------    ---------    ---------    ---------
     TOTAL OPERATING PROFIT                              43,994       32,117       74,472       88,511

     CORPORATE RESOURCES
           Other income                                     562        2,974        1,005        5,438
           Less:  Depreciation & amortization               374          287          742          560
                  Selling, general & administrative       6,542        8,985       14,648       17,044
                                                      ---------    ---------    ---------    ---------
                                                         (6,354)      (6,298)     (14,385)     (12,166)

     INTEREST EXPENSE                                   (10,697)      (9,003)     (23,061)     (18,310)
                                                      ---------    ---------    ---------    ---------

     INCOME BEFORE TAXES & OTHER ITEMS                $  26,943    $  16,816    $  37,026    $  58,035
                                                      =========    =========    =========    =========

RESULTS OF OPERATIONS

     Net Sales. Consolidated net sales for the current quarter were $335.5 million, compared to $300.6 million for the prior year quarter. Consolidated net sales for the current six-month period were $697.0 million, compared to $665.7 million for the prior year period. Shipments were higher in both CAC and Steel segments.

     CAC sales for the quarter were up 8% from the prior year period reflecting increased shipments for the Company's major products at comparable prices. Demand for building materials in the Company's CAC markets remained solid. Total cement sales for the quarter increased $7.7 million from the prior year period on 8% higher shipments. Sales for the six-month period increased $11.4 million on 7% higher shipments. Average trade prices remained stable. Ready-mix sales for the quarter increased $3.3 million from the prior year period on 7% higher volume. Sales for the six-month period were down somewhat from the prior year period on comparable volumes. Average trade prices for the periods were slightly lower. Aggregates sales for the quarter increased $3.4 million from the prior year period on 5% higher shipments and 2% higher prices. Sales for the six-month period increased $6.5 million on 6% higher shipments and 5% higher prices.

     Steel sales for the quarter were up $22.1 million from the prior year period on 28% higher shipments. Realized prices were 11% below the prior year quarter, however, 6% above the August 2001 quarter. Structural steel sales increased 14% from the prior year quarter on 27% higher shipments and 10% lower realized prices. Reduced imports have improved the Company's market share. Bar mill sales in the current quarter were up 17% from the prior year period on 33% higher shipments at 12% lower prices.

     Operating Costs. Consolidated cost of products sold including depreciation, depletion and amortization for the current quarter was $280.5 million, an increase of $24.1 million from the prior year period. Costs for the current six-month period were $595.1 million, an increase of $47.1 million from the prior year period. CAC costs increased from the prior year $6.5 million in the quarter and $18.4 million in the six-month period primarily due to increased shipments and higher aggregate production. The expanded Midlothian cement facility is now operating near its expected annual capacity of 2.8 million tons. Steel costs increased from the prior year $17.6 million in the quarter and $28.7 million in the six-month period. Higher shipments increased costs $34.4 million in the quarter and $54.3 million in the six-month period offset by lower unit production costs due to improving efficiencies at the Virginia plant.

     CAC selling, general and administrative expenses including depreciation and amortization increased from the prior year $1.6 million in the quarter and $1.4 million in the six-month period primarily due to higher incentive and insurance accruals and increased bad debt reserves. Steel expense increased $3.7 million in the quarter and $4.7 million in the six-month period primarily due to increased bad debt reserves and general expenses.

     Operating Profit. Operating profit of $44.0 million for the current quarter was $11.9 million higher than the prior year period. Operating profit of $74.5 million for the current six-month period was $14.0 million below the prior year period. CAC operating profit for the current quarter improved $3.1 million over the prior year period on lower average cement costs and increased aggregate sales. Steel operating profit for the current quarter includes $8.5 million in pre-tax income from the Company's litigation against certain graphite electrode suppliers. Excluding this income Steel operating profit improved $11.1 million from the August 2001 quarter as higher unit selling prices and reduced unit costs improved margins.

     Corporate Resources. Selling, general and administrative expenses including depreciation and amortization decreased $2.4 million for the quarter and $2.2 million for the six-month period on lower costs associated with the Company's agreement to sell receivables and administrative expenses. Other income decreased $2.4 million in the current quarter and $4.4 million in the current six-month period due to lower real estate income.

     Interest Expense. Interest expense for the current six-month period at $23.1 million was $4.8 million higher than the prior year period. The increase was due to an $8.1 million decrease in interest capitalized offset by a $3.3 million decrease in interest resulting from lower average outstanding debt. Lower interest rates are expected to reduce interest expense from current levels over the near term.

     Income Taxes. The Company's current effective tax rate is estimated at 31.5% compared to 32.2% in the prior year period. The primary reason that the tax rate differs from the 35% statutory corporate rate is due to percentage depletion that is tax deductible and state income tax expense.

     Dividends on Preferred Securities - Net of Tax. Dividends on preferred securities of subsidiary in the amount of $3.6 million net of tax benefit were incurred in each six-month period.

LIQUIDITY AND CAPITAL RESOURCES

     Net income for the current six-month period declined $14.0 million from the prior year period. Cash from operations funded debt reductions of $105.5 million. The Company has an agreement to sell, on a revolving basis, an interest in a defined pool of trade accounts receivable of up to $125 million. At November 30, 2001, the entire amount available under this agreement had been sold. The Company has a $450 million revolving credit facility that expires in March 2004. At November 30, 2001, $115 million was outstanding under the credit facility and an additional $109.1 million had been utilized to support letters of credit. The Company's total debt is limited based on the ratio of debt to earnings before interest, taxes, depreciation and amortization. At November 30, 2001, $102.3 million of additional borrowing could have been incurred.

     Net cash provided by operating activities for the current six-month period was $120.6 million, an increase of $36.1 million over the prior year period as increased depreciation, depletion and amortization expense and changes in working capital items offset lower operating profit in both CAC and Steel. CAC inventories grew $6.5 million and receivables declined $14.1 million. Increased Steel shipments reduced inventories $14.6 million and increased trade receivables $12.9 million. Collection of an $18.1 million tax refund claim also reduced receivables. Accounts payable and accrued expenses increased $9.3 million. Sale of receivables provided $34.5 million in operating cash flow in the prior year period.

     Net cash used by investing activities for the current six-month period was $7.2 million, compared to $76.7 million during the prior year period, consisting principally of capital expenditure items. Capital expenditures for normal replacement and technological upgrades of existing equipment and expansion of the Company's operations excluding major plant expansions were $10.9 million compared to $49.4 million in the prior year period. The fiscal year 2002 capital expenditure budget for these activities is estimated currently at approximately $50 million. In the prior year period, $31.5 million was incurred for the expansion of the Company's Midlothian, Texas cement plant that was completed during the May 2001 quarter.

     Net cash used by financing activities for the current six-month period was $107.3 million, compared to $300,000 provided during the prior year period. The outstanding balance on the Company's revolving credit facility was reduced $105.0 million. The Company's quarterly cash dividend in the amount of $.075 per common share remained unchanged from the prior year period.

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

OTHER ITEMS

Litigation

     In November 1998, Chaparral Steel Company ("Chaparral"), a wholly owned subsidiary, filed an action in the District Court of Ellis County, Texas against certain graphite electrode suppliers seeking damages for illegal restraints of trade in the sale of graphite electrodes. The Company has obtained substantial settlements from the major producers of graphite electrodes named in its action and continues to pursue such action against the remainder of the defendants.

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

     The Company adopted, effective June 1, 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") which requires that goodwill not be amortized but instead be tested for impairment annually by each reporting unit. An independent evaluation determined that in each case the fair value of the respective reporting unit exceeds its carrying value. Goodwill amortization that would have totaled $2.3 million in the six-month period ended November 30, 2001 was eliminated.

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

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of the Shareholders held October 16, 2001, shareholders elected as Directors of the Company, Gerald R. Heffernan, David A. Reed, Robert D. Rogers and Ian Wachtmeister to terms expiring in 2004. Votes cast to elect Gerald R. Heffernan were 18,882,676 affirmative, 251,996 opposed and 1,767,496 abstained or non-voted. Votes cast to elect David A. Reed were 18,890,122 affirmative, 244,550 opposed and 1,767,496 abstained or non-voted. Votes cast to elect Robert D. Rogers were 16,199,196 affirmative, 2,935,476 opposed and 1,767,496 abstained or non-voted. Votes cast to elect Ian Wachtmeister were 18,890,515 affirmative, 244,157 opposed and 1,767,496 abstained or non-voted. Terms of office expire for the continuing directors Robert Alpert, Eugenio Clariond Reyes and Elizabeth Williams in 2002 and for the continuing directors John M. Belk, Gordon E. Forward and James M. Hoak, Jr. in 2003.

Item 6.  Exhibits and Reports on Form 8-K

     The following exhibit is included herein:

         (15)  Letter re:  Unaudited Interim Financial Information

     The remaining exhibits have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

     The Registrant did not file any reports on Form 8-K during the three-month period ended November 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TEXAS INDUSTRIES, INC.





January 10, 2002                        /s/  Richard M. Fowler
----------------                        ----------------------
                                        Richard M. Fowler
                                        Executive Vice President - Finance and
                                        Chief Financial Officer
                                        (Principal Financial Officer)



January 10, 2002                        /s/  James R. McCraw
----------------                        --------------------
                                        James R. McCraw
                                        Vice President - Accounting and
                                        Information Services
                                        (Principal Accounting Officer)

                                INDEX TO EXHIBITS

  Exhibits                                                                  Page

    15.   Letter re:  Unaudited Interim Financial Information .............  22