Form 10-Q
period 2002-02-28
TEXAS INDUSTRIES INC
filed 2002-04-11
CIK 97472

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended February 28, 2002


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

As of April 8, 2002, 20,981,242 shares of Registrant's Common Stock, $1.00 par value, were outstanding.

                                      INDEX

                     TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION                                                                           Page
-----------------------------
Item 1.       Financial Statements

              Consolidated Balance Sheets - February 28, 2002 and May 31, 2001.........................  3

              Consolidated Statements of Operations -- three months and nine months ended
                  February 28, 2002 and February 28, 2001..............................................  4

              Consolidated Statements of Cash Flows -- nine months ended February 28, 2002 and February 28, 2001................................................................  5

              Notes to Consolidated Financial Statements...............................................  6

              Independent Accountants' Review Report................................................... 13

Item 2.       Management's Discussion and Analysis of Operating Results
                  and Financial Condition.............................................................. 14

Item 3.       Quantitative and Qualitative Disclosures About Market Risk -- the information required by this item is included in Item 2................................................... --

PART II.  OTHER INFORMATION
---------------------------

Item 6.       Exhibits and Reports on Form 8-K......................................................... 19

SIGNATURES
----------

                           CONSOLIDATED BALANCE SHEETS
                     TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


                                                       (Unaudited)
                                                       February 28,    May 31,
--------------------------------------------------------------------------------
In thousands                                               2002          2001
--------------------------------------------------------------------------------


ASSETS
CURRENT ASSETS
  Cash                                               $     9,073    $     8,734
  Receivables                                             61,760         77,297
  Inventories                                            266,247        262,411
  Deferred taxes and prepaid expenses                     28,815         36,510
                                                     -----------    -----------
            TOTAL CURRENT ASSETS                         365,895        384,952

OTHER ASSETS
  Goodwill                                               146,464        143,085
  Real estate and investments                             45,139         39,666
  Deferred charges and intangibles                        29,996         29,678
                                                     -----------    -----------
                                                         221,599        212,429

PROPERTY, PLANT AND EQUIPMENT
  Land and land improvements                             209,262        194,348
  Buildings                                              102,238         99,981
  Machinery and equipment                              1,770,378      1,740,178
  Construction in progress                                47,538         84,650
                                                     -----------    -----------
                                                       2,129,416      2,119,157
  Less allowances for depreciation                       931,354        859,177
                                                     -----------    -----------
                                                       1,198,062      1,259,980
                                                     -----------    -----------
                                                     $ 1,785,556    $ 1,857,361
                                                     ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable                             $   110,985    $   129,375
  Accrued interest, wages and other items                 53,301         53,348
  Current portion of long-term debt                        9,226          9,237
                                                     -----------    -----------
            TOTAL CURRENT LIABILITIES                    173,512        191,960

LONG-TERM DEBT                                           526,330        614,250

DEFERRED FEDERAL INCOME TAXES AND OTHER CREDITS          147,822        138,906

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES OF SUBSIDIARY HOLDING
  SOLELY COMPANY CONVERTIBLE DEBENTURES                  200,000        200,000

SHAREHOLDERS' EQUITY
  Common stock, $1 par value                              25,067         25,067
  Additional paid-in capital                             259,154        258,531
  Retained earnings                                      547,116        524,104
  Cost of common shares in treasury                      (93,445)       (95,457)
                                                     -----------    -----------
                                                         737,892        712,245
                                                     -----------    -----------
                                                     $ 1,785,556    $ 1,857,361
                                                     ===========    ===========
  See notes to consolidated financial statements.

                                   (Unaudited)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     TEXAS INDUSTRIES, INC. AND SUBSIDIARIES


                                                                    Three months ended          Nine months ended
                                                                       February 28,               February 28,
--------------------------------------------------------------------------------------------------------------------
In thousands except per share                                        2002         2001          2002          2001
--------------------------------------------------------------------------------------------------------------------
NET SALES                                                         $ 303,502    $ 254,437  $ 1,000,551     $ 920,181

COSTS AND EXPENSES (INCOME)
  Cost of products sold                                             252,943      235,856      848,091       783,926
  Selling, general and administrative                                30,422       26,732       86,643        79,155
  Interest                                                           10,138        9,465       33,199        27,775
  Other income                                                       (1,543)      (2,254)     (15,950)      (13,348)
                                                                  ---------     --------    ---------     ---------
                                                                    291,960      269,799      951,983       877,508
                                                                  ---------     --------    ---------     ---------
     INCOME (LOSS) BEFORE THE FOLLOWING ITEMS                        11,542      (15,362)      48,568        42,673

Income taxes (benefit)                                                3,637       (5,633)      15,487        13,231
                                                                  ---------     --------    ---------     ---------
                                                                      7,905       (9,729)      33,081        29,442


Dividends on preferred securities - net of tax                       (1,788)      (1,788)      (5,363)       (5,363)
                                                                  ---------     --------    ---------     ---------
     NET INCOME (LOSS)                                            $   6,117    $ (11,517) $    27,718     $  24,079
                                                                  =========     ========    =========     =========

BASIC
  Average shares                                                     21,077       20,905       21,053        21,086

  Earnings (loss) per share                                       $     .29    $    (.55) $      1.32     $    1.15
                                                                  =========     ========    =========     =========

DILUTED
  Average shares                                                     21,525       20,905       21,468        21,335

  Earnings (loss) per share                                       $     .28    $    (.55) $      1.29     $    1.14
                                                                  =========     ========    =========     =========


Cash dividends per share                                          $    .075    $    .075  $      .225     $    .225
                                                                  =========     ========    =========     =========

See notes to consolidated financial statements.

                                   (Unaudited)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

                                                                                               Nine months ended
                                                                                                  February 28,
--------------------------------------------------------------------------------------------------------------------
In thousands                                                                                2002              2001
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                                               $  27,718     $   24,079
  Gain on disposal of assets                                                                    (828)        (4,521)
  Non-cash items
     Depreciation, depletion and amortization                                                 76,862         75,801
     Deferred taxes                                                                            8,105         18,257
     Other - net                                                                               2,508          4,646
  Changes in operating assets and liabilities
     Receivables sold                                                                        (12,575)        13,080
     Receivables                                                                              28,013         21,162
     Inventories and prepaid expenses                                                          4,091        (76,869)
     Accounts payable and accrued liabilities                                                (19,679)        (2,742)
     Real estate and investments                                                              (1,756)         2,518
                                                                                           ---------     ----------
         Net cash provided by operations                                                     112,459         75,411

INVESTING ACTIVITIES
  Capital expenditures - expansions                                                               --        (44,191)
  Capital expenditures - other                                                               (19,011)       (64,810)
  Proceeds from disposal of assets                                                             4,775         11,451
  Other - net                                                                                 (6,453)        (9,157)
                                                                                           ---------     ----------
         Net cash used by investing                                                          (20,689)      (106,707)

FINANCING ACTIVITIES
  Proceeds from long-term borrowing                                                          313,025        301,547
  Debt retirements                                                                          (400,958)      (258,274)
  Purchase of treasury shares                                                                   (206)        (7,576)
  Common dividends paid                                                                       (4,707)        (4,718)
  Other - net                                                                                  1,415         (2,036)
                                                                                           ---------     ----------
         Net cash provided (used) by financing                                               (91,431)        28,943
                                                                                           ---------     ----------
Increase (decrease) in cash                                                                      339         (2,353)

Cash at beginning of period                                                                    8,734          6,988
                                                                                           ---------     ----------
Cash at end of period                                                                      $   9,073     $    4,635
                                                                                           =========     ==========


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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended February 28, 2002, are not necessarily indicative of the results that may be expected for the year ended May 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 2001.

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

     Intangible Assets. Effective June 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") which requires that goodwill not be amortized but instead be tested for impairment annually by each reporting unit. Goodwill identified with CAC resulted from the acquisition of Riverside Cement Company. Goodwill identified with Steel resulted from the acquisition of Chaparral Steel Company. Settlement of appraisal rights relating to the acquisition of the minority interest in Chaparral resulted in $3.4 million of additional Goodwill in 2002. An independent evaluation determined that in each case the fair value of the respective reporting unit exceeds its carrying value. The carrying value of goodwill by business segment is summarized as follows:

       -------------------------------------------------------------------------
       In thousands                                   February       May
       -------------------------------------------------------------------------

       CAC
          Gross carrying value                        $  66,766   $  66,766
          Accumulated amortization                        5,458       5,458
                                                      ---------   ---------
                                                         61,308      61,308
       Steel
          Gross carrying value                          112,255     108,876
          Accumulated amortization                       27,099      27,099
                                                      ---------   ---------
                                                         85,156      81,777
                                                      ---------   ---------
                                                      $ 146,464   $ 143,085
                                                      =========   =========


      As required by SFAS No. 142, the results for periods prior to its adoption have not been restated. The following reconciles the reported net income (loss) and earnings (loss) per share to that which would have resulted had SFAS No. 142 been applied to the three-month and nine-month periods ended February 28, 2001.

                                           Three months ended  Nine months ended
                                               February 28,        February 28,
       -------------------------------------------------------------------------
       In thousands except per share               2001              2001
       -------------------------------------------------------------------------

       Net income (loss)
          As reported                            $(11,517)         $ 24,079
          Goodwill amortization net of tax            992             2,973
                                                ---------          --------
          As adjusted                            $(10,525)         $ 27,052
                                                 ========          ========
       Basic earnings (loss) per share
          As reported                            $   (.55)         $   1.15
          As adjusted                            $   (.50)         $   1.28
                                                 ========          ========
       Diluted earnings (loss) per share
          As reported                            $   (.55)         $   1.14
          As adjusted                            $   (.50)         $   1.27
                                                 ========          ========

     Deferred charges and intangibles include non-compete agreements and other intangibles with finite lives being amortized in accordance with SFAS No. 142 on a straight-line basis over periods of 2 to 15 years. Their carrying value totaled $3.7 million and $4.6 million, net of accumulated amortization of $6.3 million and $5.4 million at February 28, 2002 and May 31, 2001, respectively. Amortization expense of $900,000 and $1.0 million was incurred in the nine-month periods ended February 28, 2002 and 2001, respectively. Annual amortization expense for each of the five succeeding years is $1.0 million, $500,000, $400,000, $300,000 and $300,000.

     Real Estate and Investments. Surplus real estate and real estate acquired for development of high quality industrial, office and multi-use parks totaled $15.8 million and $15.9 million at February 28, 2002 and May 31, 2001, respectively. Investments, composed primarily of life insurance contracts which may be used to fund certain Company benefit agreements, totaled $29.3 million and $23.8 million at February 28, 2002 and May 31, 2001, respectively.

     Debt Issuance Cost. Debt issuance costs associated with various debt issues are being amortized over the terms of the related debt.

     Other Credits. Other credits, composed primarily of liabilities related to the Company's retirement plans and deferred compensation agreements, totaled $31.9 million at February 28, 2002 and $31.3 million at May 31, 2001.

     Net Sales. Sales are recognized when title has transferred and products are delivered and presented net of delivery costs as follows:

                                                              Three months ended       Nine months ended
                                                                  February 28,           February 28,
         -------------------------------------------------------------------------------------------------
         In thousands                                         2002          2001       2002         2001
         -------------------------------------------------------------------------------------------------
         Total revenues                                      $326,226  $ 274,550  $  1,076,394  $ 988,442
         Freight and delivery costs                            22,724     20,113        75,843     68,261
                                                              -------   --------   -----------   --------
         Net sales                                           $303,502  $ 254,437  $  1,000,551  $ 920,181
                                                              =======  =========   ===========   ========


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

     Basic and Diluted EPS are calculated as follows:

                                                              Three months ended        Nine months ended
                                                                  February 28,             February 28,
         -------------------------------------------------------------------------------------------------
         In thousands except per share                          2002        2001        2002       2001
         -------------------------------------------------------------------------------------------------
         Earnings:
            Net income (loss)                                $  6,117    $ (11,517)  $  27,718    $ 24,079
            Contingent price amortization                          --           58          --         174
                                                              -------     --------    --------     -------
                Basic earnings (loss)                           6,117      (11,459)     27,718      24,253
            Dividends on preferred securities - net of tax         --           --          --          --
                                                              -------     --------    --------     -------
                Diluted earnings (loss)                      $  6,117    $ (11,459)  $  27,718    $ 24,253
                                                                =====     ========    ========     =======
         Shares:
            Weighted average shares outstanding                20,932       20,761      20,908      20,944
            Contingently issuable shares                          145          144         145         142
                                                              -------     --------    --------     -------
                Basic weighted-average shares                  21,077       20,905      21,053      21,086

            Preferred securities                                   --           --          --          --
            Stock option and award dilution                       448           --         415         249
                                                              -------     --------    --------     -------
                Diluted weighted-average shares /(1)/          21,525       20,905      21,468      21,335
                                                              =======     ========    ========     =======

         Basic earnings (loss) per share                     $    .29    $    (.55)  $    1.32    $   1.15
                                                              =======     ========    ========     =======

         Diluted earnings (loss) per share                   $    .28    $    (.55)  $    1.29    $   1.14
                                                              =======     ========    ========     =======

           /(1)/  Shares excluded due to antidilutive effect:
                      Preferred securities                      2,889        2,889       2,889       2,889
                      Stock options                               576        2,352         585         938

WORKING CAPITAL

     Working capital totaled $192.4 million at February 28, 2002 and $193.0 million at May 31, 2001.

     Receivables included tax refund claims of $18.6 million at May 31, 2001. Notes and accounts receivable totaling $61.8 million at February and $58.7 million at May are presented net of allowances for doubtful receivables of $5.2 million at February and $2.6 million at May.

     The Company has an agreement to sell, on a revolving basis, an interest in a defined pool of trade receivables of up to $125 million. The agreement is subject to annual renewal. The maximum amount outstanding varies based upon the level of eligible receivables. Fees are variable and follow commercial paper rates. The interest sold totaled $112.4 million at February and $125 million at May. The sales are reflected as accounts receivable reductions and as operating cash flows. As collections reduce previously sold interests, new accounts receivable are customarily sold. Fees and expenses of $3.4 million and $6.1 million are included in selling, general and administrative expenses in the nine-month periods ended February 28, 2002 and 2001, respectively. The Company, as agent for the purchaser, retains collection and administration responsibilities for the participating interests of the defined pool.

     Inventories are summarized as follows:

         --------------------------------------------------------------------
         In thousands                                 February       May
         --------------------------------------------------------------------

         Finished products                         $   78,685      $   88,606
         Work in process                               56,774          48,572
         Raw materials and supplies                   130,788         125,233
                                                     --------        --------
                                                   $  266,247      $  262,411
                                                      =======         =======

     Inventories are stated at cost (not in excess of market) with a majority of inventories using the last-in, first-out method (LIFO). If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $7.7 million at February and $9.8 million at May.


LONG-TERM DEBT

     Long-term debt is comprised of the following:

         -------------------------------------------------------------------------------------------------
         In thousands                                                             February         May
         -------------------------------------------------------------------------------------------------
         Revolving credit facility maturing in 2004, interest rates
               average 4.44%                                                     $ 132,625      $  220,000
         Senior notes
               Notes due through 2017, interest rates average 7.28%                200,000         200,000
               Notes due through 2008, interest rates average 7.28%                 75,000          75,000
               Notes due through 2004, interest rates average 10.2%                 24,000          24,000
         Variable-rate industrial development revenue bonds
               Bonds maturing in 2028, interest rate approximately 2%               50,000          50,000
               Bonds maturing in 2029, interest rate approximately 2%               25,000          25,000
               Bonds maturing in 2029, interest rate approximately 2%               20,500          20,500
         Pollution control bonds, due through 2007, interest
               rate 3.56% (75% of prime)                                             4,875           5,215
         Other, maturing through 2009, interest rates
               from 7.5% to 10%                                                      3,556           3,772
                                                                                  --------       ---------
                                                                                   535,556         623,487
         Less current maturities                                                     9,226           9,237
                                                                                  --------       ---------
                                                                                 $ 526,330      $  614,250
                                                                                  ========       =========

     Annual maturities of long-term debt for each of the five succeeding years are $9.2, $9.2, $186.9, $41.2 and $45.9 million.

     The Company has available a bank-financed $450 million long-term revolving credit facility. An interest rate at the applicable margin above either prime or LIBOR is selected at the time of each borrowing. Commitment fees at a current annual rate of .5% are paid on the unused portion of this facility. There is $132.6 million currently outstanding under this facility. In addition, $109.1 million has been utilized to support letters of credit issued primarily to secure the Company's variable-rate industrial development revenue bonds, which allows the interest rates on these bonds to closely follow the tax-exempt commercial paper rates.

     Loan agreements contain covenants that provide for restrictions on the payment of dividends on common stock and place limitations on incurring certain indebtedness, purchasing treasury stock, and making capital expenditures and certain investments. Under the most restrictive of these agreements, the Company's total debt is limited based on the ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). At February 28, 2002, $132.7 million of additional borrowing could have been incurred. In addition, the aggregate amount of annual fixed charges which includes cash dividends on common stock is limited based on the ratio of EBITDA to fixed charges. At February 28, 2002, $29.9 million of additional fixed charges could have been incurred. The Company is in compliance with all loan covenant restrictions.

     The amount of interest paid for the nine-month periods presented was $28.9 million in 2002 and $35.4 million in 2001. Interest capitalized totaled $12.5 million in the 2001 period.

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

SHAREHOLDERS' EQUITY

     Common stock consists of:

         -----------------------------------------------------------------------
         In thousands                                      February         May
         -----------------------------------------------------------------------

         Shares authorized                                  40,000        40,000
         Shares outstanding at end of period                20,941        20,828
         Shares held in treasury                             4,126         4,239
         Shares reserved for stock options and other         3,588         3,698

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

     A summary of option transactions for the nine-month period ended February 28, 2002, follows:

         -----------------------------------------------------------------------------------------
                                                                                  Weighted Average
                                                    Shares Under Option             Option Price
         -----------------------------------------------------------------------------------------
         Outstanding at June 1                           2,402,005                     $30.02
            Granted                                        227,300                      36.20
            Exercised                                     (105,990)                     22.84
            Cancelled                                      (36,790)                     38.80
                                                        ----------                     ------
         Outstanding at February 28                      2,486,525                     $30.76
                                                        ==========                      =====

     At February 28, 2002, there were 1,649,275 shares exercisable and 938,050 shares available for future grants. Outstanding options expire on various dates to January 16, 2012.

INCOME TAXES

     Federal income taxes for the interim periods ended February 28, 2002 and 2001, have been included in the accompanying financial statements on the basis of an estimated annual rate. The estimated annualized tax rate is 31.3% for 2002 compared to 30.1% for 2001. The primary reason that these respective tax rates differ from the 35% statutory corporate rate is due to percentage depletion which is tax deductible and state income tax expense. The Company received income tax refunds of $18.3 million in the nine-month period ended February 28, 2002 and made income tax payments of $1.7 million and $13.7 million in the nine-month periods ended February 28, 2002 and 2001, respectively.

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

     Information regarding the Company's litigation against certain graphite electrode suppliers is presented on page 18 under "Other Items" of Management's Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS SEGMENTS

     The Company has two reportable segments: cement, aggregate and concrete products (the "CAC" segment) and steel (the "Steel" segment). The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because of significant differences in manufacturing processes, distribution and markets served. Through the CAC segment the Company produces and sells cement, stone, sand and gravel, expanded shale and clay aggregate and concrete products. Through its Steel segment, the Company produces and sells structural steel, piling products, specialty bar products, merchant bar-quality rounds, reinforcing bar and channels. Operating profit is net sales less operating costs and expenses, excluding general corporate expenses and interest expense. Operating results and certain other financial data for the Company's business segments are presented on pages 14 and 15 under "Business Segments" of Management's Discussion and Analysis of Financial Condition and Results of Operations, and are incorporated herein by reference.

                                    EXHIBIT A
                                    ---------

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
Texas Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Texas Industries, Inc. and subsidiaries (the Company) as of February 28, 2002 and the related condensed consolidated statements of operations for the three-month and nine-month periods ended February 28, 2002 and 2001, and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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


March 20, 2002
Dallas, Texas

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Comparison of operations and financial condition for the three-month and nine-month periods ended February 28, 2002 to the three-month and nine-month periods ended February 28, 2001.

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

                                                                Three months ended     Nine months ended
                                                                   February 28,           February 28,
        ----------------------------------------------------------------------------------------------------
        In thousands                                            2002       2001         2002       2001
        ----------------------------------------------------------------------------------------------------
        TOTAL SALES
              Cement                                           $ 76,446  $  67,265   $  257,174 $  236,618
              Ready-mix                                          51,340     43,806      175,622    169,110
              Stone, sand & gravel                               25,668     21,932       89,984     79,766
              Structural mills                                  117,765     93,692      374,338    347,271
              Bar mill                                           26,463     23,353       84,001     73,512

        UNITS SHIPPED
              Cement (tons)                                       1,093        960        3,596      3,306
              Ready-mix (cubic yards)                               868        743        2,962      2,821
              Stone, sand & gravel (tons)                         4,864      4,118       16,004     14,668
              Structural mills (tons)                               336        281        1,124        946
              Bar mill (tons)                                        89         73          281        219

        NET SALES
              Cement                                           $ 60,783  $  52,311   $  202,605 $  183,977
              Ready-mix                                          51,254     43,730      175,405    168,793
              Stone, sand & gravel                               17,523     15,412       64,901     55,437
              Other products                                     25,502     22,212       83,800     78,368
                                                               --------   --------    ---------   --------
              TOTAL CAC                                         155,062    133,665      526,711    486,575

              Structural mills                                  117,765     93,692      374,338    347,271
              Bar mill                                           26,463     23,353       84,001     73,512
              Other                                               4,212      3,727       15,501     12,823
                                                               --------   --------    ---------   --------
              TOTAL STEEL                                       148,440    120,772      473,840    433,606
                                                               --------   --------    ---------   --------
              TOTAL NET SALES                                  $303,502  $ 254,437   $1,000,551 $  920,181
                                                               ========   ========    =========   ========

                                                               Three months ended                Nine months ended
                                                                  February 28,                      February 28,
     -------------------------------------------------------------------------------------------------------------------
     In thousands                                              2002           2001              2002           2001
     -------------------------------------------------------------------------------------------------------------------
     CAC OPERATIONS
           Gross profit                                    $  45,568        $  31,747        $ 159,875        $ 140,856
           Less:  Depreciation, depletion &
                       amortization                           11,606            9,860           34,900           29,354
                  Selling, general & administrative           13,313           10,918           37,294           32,466
                  Other income                                  (233)            (731)          (1,887)          (4,063)
                                                           ---------        ---------        ---------        ---------
           OPERATING PROFIT                                   20,882           11,700           89,568           83,099

     STEEL OPERATIONS
           Gross profit                                       27,995           10,694           66,926           67,240
           Less:  Depreciation & amortization                 11,833           15,016           40,858           45,561
                  Selling, general & administrative            7,608            6,643           23,476           17,856
                  Other income                                (1,234)            (756)         (12,982)          (3,080)
                                                           ---------        ---------        ---------        ---------
           OPERATING PROFIT (LOSS)                             9,788          (10,209)          15,574            6,903
                                                           ---------        ---------        ---------        ---------
     TOTAL OPERATING PROFIT                                   30,670            1,491          105,142           90,002

     CORPORATE RESOURCES
           Other income                                           76              767            1,081            6,205
           Less:  Depreciation & amortization                    362              326            1,104              886
                  Selling, general & administrative            8,704            7,829           23,352           24,873
                                                           ---------        ---------        ---------        ---------
                                                              (8,990)          (7,388)         (23,375)         (19,554)

     INTEREST EXPENSE                                        (10,138)          (9,465)         (33,199)         (27,775)
                                                           ---------        ---------        ---------        ---------

     INCOME (LOSS) BEFORE TAXES
           & OTHER ITEMS                                   $  11,542        $ (15,362)       $  48,568        $  42,673
                                                           =========        =========        =========        =========

RESULTS OF OPERATIONS

         Net Sales. Consolidated net sales for the current quarter were $303.5 million, compared to $254.4 million for the prior year quarter. Consolidated net sales for the current nine-month period were $1,000.6 million, compared to $920.2 million for the prior year period. Shipments were higher in both CAC and Steel segments.

         CAC sales for the quarter were up 15% from the prior year period on increased shipments for the Company's major products. Average trade prices remained stable. Abnormal weather had severely limited shipments in the prior year period despite the continuing solid demand for building materials in the Company's CAC markets. Total cement sales for the quarter increased $9.2 million from the prior year period on 14% higher shipments. Sales for the nine-month period increased $20.6 million on 9% higher shipments. Ready-mix sales for the quarter increased $7.5 million from the prior year period on 17% higher volume. Sales for the nine-month period increased $6.5 million on 5% higher volume. Aggregates sales for the quarter increased $3.7 million from the prior year period on 18% higher shipments. Sales for the nine-month period increased $10.2 million on 9% higher shipments.

         Steel sales for the quarter were up $27.7 million from the prior year period on 20% higher shipments and 3% higher realized prices. Structural steel sales increased 26% from the prior year quarter on 20% higher shipments and 5% higher realized prices. Reduced imports have improved the Company's market share. Bar mill sales in the current quarter were up 13% from the prior year period on 21% higher shipments at 6% lower prices.

         Operating Costs. Consolidated cost of products sold including depreciation, depletion and amortization for the current quarter was $252.9 million, an increase of $17.1 million from the prior year period. Costs for the current nine-month period were $848.1 million, an increase of $64.2 million from the prior year period. CAC costs increased from the prior year $9.9 million in the quarter and $28.3 million in the nine-month period primarily due to increased shipments and higher aggregate production. The expanded Midlothian cement facility is now operating near its expected annual capacity of 2.8 million tons. Steel costs increased from the prior year $7.2 million in the quarter and $35.9 million in the nine-month period. Higher shipments increased costs $22.3 million in the quarter and $77.3 million in the nine-month period offset by lower unit production costs due to improving efficiencies at the Virginia plant.

         CAC selling, general and administrative expenses including depreciation and amortization increased from the prior year $1.8 million in the quarter and $3.2 million in the nine-month period primarily due to increased bad debt reserves and incentive accruals. Steel expense increased $1.0 million in the quarter and $5.6 million in the nine-month period primarily due to increased bad debt reserves.

         CAC other income includes routine sales of surplus operating assets. Sales decreased from the prior year $300,000 in the quarter and $2.3 million in the nine-month period. Steel other income includes $1.1 million in the quarter and $9.6 million in the nine-month period from the Company's litigation against certain graphite electrode suppliers.

         Operating Profit. Operating profit of $30.7 million for the current quarter was $29.2 million higher than the prior year period. Operating profit of $105.1 million for the current nine-month period was $15.1 million higher than the prior year period. CAC operating profit for the current quarter improved $9.2 million over the prior year period on increased shipments. Steel operating profit for the current quarter, excluding pre-tax income from the Company's litigation against certain graphite electrode suppliers, improved $18.9 million over the prior year period on increased shipments. Steel operating profit also increased $4.6 million over the November 2001 quarter as improved margins offset the seasonal decline in shipments.

         Corporate Resources. Selling, general and administrative expenses including depreciation and amortization increased $900,000 for the quarter and decreased $1.3 million for the nine-month period. Higher administrative and general expenses were offset by lower costs associated with the Company's agreement to sell receivables of $900,000 in the quarter and $2.7 million in the nine-month period. Other income decreased from the prior year period $700,000 in the quarter and $5.1 million in the nine-month period due to lower real estate and investment income.

         Interest Expense. Interest expense for the current nine-month period at $33.2 million was $5.4 million higher than the prior year period. The increase was due to a $12.5 million decrease in interest capitalized offset by a $7.1 million decrease in interest resulting from lower average outstanding debt.

         Income Taxes. The Company's current effective tax rate is estimated at 31.3% compared to 30.1% in the prior year period. The primary reason that the tax rate differs from the 35% statutory corporate rate is due to percentage depletion that is tax deductible and state income tax expense.

         Dividends on Preferred Securities - Net of Tax. Dividends on preferred securities of subsidiary in the amount of $5.4 million net of tax benefit were incurred in each nine-month period.

LIQUIDITY AND CAPITAL RESOURCES

     Net income for the current nine-month period increased $3.6 million from the prior year period. Cash from operations funded debt reductions of $87.9 million and capital expenditures of $19.0 million.

     The Company has a $450 million revolving credit facility that expires in March 2004. At February 28, 2002, $132.6 million was outstanding under the credit facility and an additional $109.1 million had been utilized to support letters of credit. The Company's total debt is limited based on ratio of debt to earnings before interest, taxes, depreciation and amortization. At February 28, 2002, $132.7 million of additional borrowing could have been incurred.

     The Company has an agreement to sell, on a revolving basis, an interest in a defined pool of trade accounts receivable of up to $125 million. The maximum amount outstanding varies based upon the level of eligible receivables. At February 28, 2002, $112.4 million had been sold.

Cash Flows

     Net cash provided by operating activities for the current nine-month period was $112.5 million, an increase of $37.0 million over the prior year period due to increased operating profit, depreciation, depletion and amortization expense and changes in working capital items. Increased Steel shipments reduced inventories $7.2 million and increased trade receivables $11.8 million. Collection of tax refund claims also reduced receivables $18.3 million. Accounts payable and accrued expenses decreased $19.7 million primarily due to lower trade accounts payable. Sale of receivables used $12.6 million in operating cash flow in the current period compared to $13.1 million provided in the prior year period.

     Net cash used by investing activities for the current nine-month period was $20.7 million, compared to $106.7 million during the prior year period, consisting principally of capital expenditure items. Capital expenditures for normal replacement and technological upgrades of existing equipment and expansion of the Company's operations excluding major plant expansions were $19.0 million compared to $64.8 million in the prior year period. Current fiscal year 2002 capital expenditures for these activities is estimated at $40 million. In the prior year period, $44.2 million was incurred for the expansion of the Company's Midlothian, Texas cement plant that was completed during the May 2001 quarter.

     Net cash used by financing activities for the current nine-month period was $91.4 million, compared to $28.9 million provided during the prior year period. The outstanding balance on the Company's revolving credit facility was reduced $87.4 million. The Company's quarterly cash dividend in the amount of $.075 per common share remained unchanged from the prior year period.

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

OTHER ITEMS

Litigation

     In November 1998, Chaparral Steel Company, a wholly owned subsidiary, filed an action in the District Court of Ellis County, Texas against certain graphite electrode suppliers seeking damages for illegal restraints of trade in the sale of graphite electrodes. The Company has obtained substantial settlements from the major producers of graphite electrodes named in its action and continues to pursue such action against the remainder of the defendants.

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

     The Company adopted, effective June 1, 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") which requires that goodwill not be amortized but instead be tested for impairment annually by each reporting unit. An independent evaluation determined that in each case the fair value of the respective reporting unit exceeds its carrying value. Goodwill amortization that would have totaled $3.4 million in the nine-month period ended February 28, 2002 was eliminated.

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

     The Registrant did not file any reports on Form 8-K during the three-month period ended February 28, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TEXAS INDUSTRIES, INC.





April 11, 2002                        /s/  Richard M. Fowler
--------------                        ----------------------
                                      Richard M. Fowler
                                      Executive Vice President - Finance
                                      and Chief Financial Officer
                                      (Principal Financial Officer)

April 11, 2002                        /s/  James R. McCraw
--------------                        --------------------
                                      James R. McCraw
                                      Vice President - Accounting and
                                      Information Services
                                      (Principal Accounting Officer)

                                INDEX TO EXHIBITS

  Exhibits                                                                 Page

    15.   Letter re:  Unaudited Interim Financial Information ..............22