Form 10-K
period 2002-05-31
TEXAS INDUSTRIES INC
filed 2002-08-22
CIK 97472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).

For the fiscal year ended May 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).

For the transition period from to

Commission File Number 1-4887

TEXAS INDUSTRIES, INC.
(Exact name of registrant as specified in the charter)

Delaware	75-0832210
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1341 West Mockingbird Lane, #700W, Dallas, Texas	75247-6913
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (972) 647-6700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $1.00	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the Registrant’s Common Stock, $1.00 par value, held by non-affiliates of the Registrant as of June 30, 2002 was $638,032,941. As of August 20, 2002, 21,035,803 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant’s definitive proxy statement for the annual meeting of shareholders to be held October 15, 2002, are incorporated by reference into Part III.

PART I

Item 1.    Business

(a)  General Development of Business

Texas Industries, Inc. and subsidiaries (unless the context indicates otherwise, collectively, the “Registrant”, the “Company” or “TXI”), is a leading supplier of construction materials through two business segments: cement, aggregate and concrete products (the “CAC” segment); and structural steel and specialty bar products (the “Steel” segment). Through the CAC segment, TXI produces and sells cement, stone, sand and gravel, expanded shale and clay aggregate and concrete products. Through its Steel segment, TXI produces and sells structural steel, piling products, specialty bar products, merchant bar-quality rounds, reinforcing bar and channels. The Company is the largest producer of cement in Texas, a major cement producer in California and the second largest supplier of structural steel products in North America. Demand for structural steel, cement, aggregate and concrete products is primarily driven by construction activity, while specialty bar products supply the original equipment manufacturers, tool and oil country goods markets.

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

On December 31, 1997, the Company acquired Riverside Cement Company, the owner of a 1.3 million ton per year portland cement plant and a 100,000 ton per year specialty white cement plant. The acquisition increased TXI’s cement capacity by 60% and opened the California regional cement market to the Company. TXI completed the expansion of its Midlothian, Texas cement plant during the May 2001 quarter, increasing the plant’s productive capacity from 1.3 to 2.8 million tons per year. TXI’s structural steel facility in Virginia began operations during the August 1999 quarter, and after the start-up phase will expand TXI’s steel capacity by approximately two-thirds. On December 31, 1997, the Company acquired the minority interest in its 85% owned subsidiary, Chaparral Steel Company.

(b)  Financial Information about Industry Segments

Financial information for the Registrant’s two industry segments, is presented in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 11 and 12, incorporated herein by reference.

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

Cement

TXI’s cement operations produce portland cement as its principal product. Also produced are specialty cements such as white, masonry and oil well.

Cement production facilities are located at four sites in Texas and California: Midlothian, Texas, south of Dallas/Fort Worth, the largest cement plant in Texas; Hunter, Texas, south of Austin; and Oro Grande and Crestmore, California, both near Los Angeles. Except for the Crestmore facility, the limestone reserves used as the primary raw material are located on fee-owned property adjacent to each of the plants. Raw material for the Crestmore facility is purchased from outside suppliers. Information regarding each of the Company’s facilities is as follows:

Plant	Rated Annual Productive Capacity—(Tons of Clinker)	Manufacturing Process	Service Date	Estimated Minimum Reserves—Years
Midlothian, TX	2,200,000	Dry	2001	100
	600,000	Wet	1960
Hunter, TX	800,000	Dry	1979	100
Oro Grande, CA	1,300,000	Dry	1948	90
Crestmore, CA	100,000	Dry	1962	N/A

The Company uses its patented CemStar process in both of its Texas facilities and its Oro Grande, California facility to increase combined annual production by approximately 8%. The CemStar process adds “slag,” a co-product of steel-making, into a cement kiln along with the regular raw material feed. The slag serves to increase the production of clinker which is then ground to make cement. The primary fuel source for all of the Company’s facilities is coal; however, the Company displaces approximately 35% of its coal needs at its Midlothian plant and approximately 10% of its coal needs at its Hunter plant by utilizing alternative fuels. The Company’s facilities also consume large amounts of electricity obtained primarily under fixed-price firm supply contracts of short duration. The Company believes that adequate supplies of both fuel and electricity are readily available.

The Company produced approximately 4.7 million tons of finished cement in 2002, 4.1 million tons in 2001 and 3.6 million tons in 2000. Total annual shipments of finished cement were approximately 4.9 million tons in 2002, 4.6 million tons in 2001 and 4.1 million tons in 2000 of which 3.9 million tons in 2002, 3.5 million tons in 2001 and 3.1 million tons in 2000 were shipped to outside trade customers.

The Company markets its cement products throughout the southwestern United States. The principal marketing area includes the states of Texas, Louisiana, Oklahoma, California, Nevada, Arizona and Utah. Sales offices are maintained throughout the marketing area and sales are made primarily to numerous customers in the construction industry, no one of which accounted for more than ten percent of the trade sales volume in 2002.

Cement is distributed by rail or truck to eight distribution terminals located throughout the marketing area.

The cement industry is highly competitive with suppliers differentiating themselves based on price, service and quality.

Aggregate, Concrete and Other Products

TXI’s aggregate operations, which include sand, gravel, crushed limestone and expanded shale and clay, is conducted from facilities primarily serving the Dallas/Fort Worth, Austin and Houston areas in Texas; the Alexandria, New Orleans, Baton Rouge and Monroe areas in Louisiana; the Oakland/San Francisco and Los Angeles areas in California; and the Denver area in Colorado. The following table summarizes certain information about the Registrant’s aggregate production facilities:

Type of Facility and General Location	Number of Plants	Estimated Annual Productive Capacity	Estimated Minimum Reserves—Years

Crushed Limestone
North Central & South Texas	2	8.1 million tons	25

Sand & Gravel
North Central Texas	4	3.3 million tons	24
Central Texas	5	4.0 million tons	13
Louisiana	10	5.4 million tons	33
South Central Oklahoma	1	1.4 million tons	11

Expanded Shale & Clay
North Central & South Texas	2	1.2 million cu. yds.	25
California	2	.5 million cu. yds.	25
Colorado	1	.4 million cu. yds.	25

Reserves identified with the facilities shown above and additional reserves available to support future plant sites are contained on approximately 59,000 acres of land, of which approximately 41,000 acres are owned in fee and the remainder leased. The expanded shale and clay plants operated at 90 percent of practical capacity for 2002 with sales of approximately 1.7 million cubic yards. Production for the remaining aggregate facilities was 96 percent of practical capacity and sales for the year totaled 21.0 million tons, of which approximately 15.7 million tons were shipped to outside trade customers. In addition, the Registrant owns and operates three industrial sand plants and an aggregate blending facility.

The cost of transportation limits the marketing of these various aggregates to the areas relatively close to the plant sites. Consequently, sales of these products are related to the level of construction activity near these plants. These products are marketed by the Company’s sales organization located in the areas served by the plants and are sold to numerous customers, no one of which would be considered significant to the Company’s business. The distribution of these products is provided to trade customers principally by contract or customer-owned haulers, and a limited amount of these products is distributed by rail for affiliated usage.

The Company’s ready-mix concrete operations are situated in three areas in Texas (Dallas/Fort Worth/Denton, Houston and East Texas), in north and central Louisiana, and at one location in southern Arkansas. The following table summarizes various information concerning these facilities:

Location	Number of Plants	Number of Trucks
Texas	42	427
Louisiana	18	101
Arkansas	1	2

The plants listed above are located on sites owned or leased by the Company. TXI manufactures and supplies a substantial amount of the cement and aggregates used by the ready-mix plants with the remainder being purchased from outside suppliers. Ready-mix concrete is sold to various contractors in the construction industry, no one of which would be considered significant to the Company’s business.

The major concrete products manufactured and marketed by the Company are summarized below:

Products	Locations
Prepackaged concrete and related products	Dallas/Fort Worth, Texas Austin, Texas Cresson, Texas Houston, Texas Bossier City, Louisiana

Concrete block	Alexandria, Louisiana Bossier City, Louisiana Monroe, Louisiana

Clay brick	Athens, Texas Mineral Wells, Texas Mooringsport, Louisiana

The plant or distribution sites in the above locations are owned by the Company. The products are marketed by the Company’s sales force in each of these locations, and are primarily delivered by trucks owned by the Company. Because the cost of delivery is significant to the overall cost of most of these products, the market area is generally restricted to within approximately one hundred miles of the plant locations. These products are sold to various contractors, owners and distributors, no one of which would be considered significant to the Company’s business.

In most of TXI’s principal markets for concrete products, the Company competes vigorously with at least three other vertically integrated concrete companies. The Company believes that it is a significant participant in each of the Texas and Louisiana concrete products markets. The principal methods of competition in concrete products markets are quality and service at competitive prices.

STEEL

TXI’s steel facilities, located in Midlothian, Texas and Dinwiddie County, Virginia, follow a market mill concept which entails the low cost production of a broader array of steel products than a traditional mini-mill. TXI uses its patented near net shape casting technology at both facilities. The process provides energy and capital cost savings in the making of wide flange beams and other structural steel products. The Texas facility has two electric arc furnaces with continuous casters that feed melted steel to a bar mill, a structural mill and a large beam mill. Finished (rolled) products produced include beams up to twenty-four inches wide, merchant bar-quality rounds, special bar quality rounds, reinforcing bar and channels. The Virginia facility has one electric arc furnace and in-line processing units consisting of two near net shape casters and a sophisticated rolling mill. Finished products produced include beams up to thirty-six inches wide, sheet piling, H-piling and channels.

The rated annual capacities of the operating facilities are as follows:

	Rated Annual Productive Capacity (Tons)	Approximate Facility Square Footage

Texas
Melting	1,800,000	265,000
Rolling	1,900,000	560,000

Virginia
Melting	1,300,000	135,000
Rolling	1,200,000	500,000

The bar and structural mills produced approximately 1.9 million tons of finished products in 2002, 1.7 million tons in 2001 and 1.7 million tons in 2000.

The principal raw material is recycled steel. Shredded steel represents approximately 40% of the raw material mix. A major portion of the shredded steel requirements of the Texas facility is produced by an on-site shredder operation utilizing primarily crushed auto bodies purchased on the open market. The Company purchases shredded steel on the open market to meet the requirements of the Virginia facility. Another grade of recycled steel, #1 Heavy, representing approximately 30% of the raw material mix is also purchased on the open market. The purchase price of recycled steel is subject to market forces largely beyond the Company’s control. The supply of recycled steel is expected to be adequate to meet future requirements.

The steel mills consume large amounts of electricity and natural gas. Electricity for the Texas facility is obtained from a local utility under fixed-price firm supply contracts typically of short duration. Electricity for the Virginia facility is obtained from a local utility under an interruptible supply contract with price adjustments that reflect increases or decreases in the utility’s fuel costs. Natural gas is obtained from local gas utilities under supply contracts. The Company believes that adequate supplies of both electricity and natural gas are readily available.

The Company’s steel products are marketed throughout the United States and to a limited extent in Canada and Mexico. Sales are primarily to steel service centers and steel fabricators for use in the construction industry, as well as, to cold finishers, forgers and original equipment manufacturers for use in the railroad, defense, automotive, mobile home and energy industries. The Company does not place heavy reliance on franchises, licenses or concessions. None of TXI’s customers accounted for more than ten percent of the Steel segment’s sales in 2002. Sales to affiliates are minimal. Orders are generally filled within 45 days and are cancelable. Delivery of finished products is accomplished by common-carrier, customer-owned trucks, rail or barge.

The Company competes with steel producers, including foreign producers, on the basis of price, quality and service. Certain of the foreign and domestic competitors, including both large integrated steel producers and mini-mills, have substantially greater assets and larger sales organizations than TXI. Intense sales competition exists for substantially all of the Steel segment’s products.

RISKS RELATING TO THE COMPANY

Competition

All of the markets in which the Company participates are highly competitive. The Company competes in each of its cement, aggregate and concrete products markets with several other domestic suppliers of these products as well as with importers of foreign cement. The Company competes in its steel markets with national and international producers of steel products. Some of the Company’s competitors are larger, have greater financial resources and have less financial leverage than the Company. The Company competes on the basis of, among other things, competitive prices, prompt availability, customer service and quality products.

Sensitivity to Economic Cycles; Seasonality and Weather

A significant percentage of the Company’s sales of both CAC and Steel products is attributable to the level of construction activity, which is affected by such cyclical factors as general economic conditions, interest rates, inflation, consumer spending habits and employment. The Company’s CAC operating profit is generally lower in its fiscal quarter ended February 28 as compared to the other three fiscal quarters due to the impact of winter weather on construction activity. Extended periods of inclement weather can adversely impact construction activity at other times of the year as well. Steel results are also affected by the Company’s shut-downs scheduled every twelve to twenty-four months to refurbish its steel production facilities.

Growth Strategy

A significant element of the Company’s operating strategy is to pursue strategic acquisitions that either expand or complement the Company’s products or markets or to build new or expand existing production facilities. There can be no assurance that the Company will be able to identify and make acquisitions on acceptable terms, that the Company will be able to obtain the permits necessary to build new or expand existing production facilities, that the Company will be able to obtain financing for such acquisitions or expansions on acceptable terms or that the Company will be able successfully to integrate such acquisitions into existing operations.

Availability and Pricing of Raw Materials

The Company is dependent upon purchased scrap steel as a raw material and upon energy sources, including electricity and fossil fuels. Accordingly, the Company’s results of operations and financial condition have in the past been, and may again in the future be adversely affected by increases in raw material costs or energy costs, or their lack of availability.

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

In 1995, the Antidumping Code of General Agreement on Tariffs and Trade was substantially altered pursuant to the Uruguay Round of multilateral trade negotiations. U.S. legislation approving and implementing the Uruguay Round agreements requires the Department of Commerce and the U.S. International Trade Commission (“ITC”) to conduct “sunset” reviews of all outstanding antidumping and countervailing duty orders and suspension agreements, including the antidumping orders against grey portland cement and clinker from Mexico and Japan and the suspension agreements on grey portland cement and clinker from Venezuela, to determine whether they should be terminated or remain in effect. In 2000, the Department of Commerce and the ITC conducted “sunset” reviews of the antidumping orders and suspension agreements and determined that they should remain in effect for another five years.

In July 1999, complaints were filed with the ITC and the U.S. Department of Commerce by the Company, Northwestern Steel & Wire Co., Nucor-Yamato Steel Co. and the United Steelworkers of America seeking to impose antidumping and countervailing duties against imports of structural steel beams from Germany, Japan, South Korea and Spain. In June and July 2000, the ITC made respective determinations that an industry in the United States is materially injured or threatened with material injury by reason of such imports from Japan and Korea that the Department of Commerce has determined are subsidized and sold in the United States at less than fair value. As a result of the ITC’s affirmative determinations, the Department of Commerce directed the U.S. Customs Service to impose countervailing and antidumping duties on imports of certain structural steel beams from these two countries. However, imports of structural steel beams from other countries increased significantly and the Committee for Fair Beam Imports (composed of Northwestern Steel & Wire Co., Nucor Corp., Nucor-Yamato Steel Co. and the Company) again petitioned the ITC and the U. S. Department of Commerce concerning imports of certain structural steel beams from China, Germany, Luxembourg, Russia, South Africa, Spain and Taiwan. On June 17, 2002, the ITC determined that, although the Department of Commerce had determined that these imports were being sold in the United States at less than fair value, such imports did not materially injure or threaten with material injury an industry in the United States.

Impact of Environmental Laws

The operations of the Company and its subsidiaries are subject to various federal and state environmental laws and regulations (“Environmental Laws” or “Laws”). Under these Laws, the U.S. Environmental Protection Agency (“EPA”) and agencies of state government have the authority to promulgate regulations which could result in substantial expenditures for pollution control and solid waste treatment and disposal. Three major areas regulated by these authorities are air quality, waste management and water quality.

Emissions sources at the Company’s facilities are regulated by a combination of permit limitations and emission standards of statewide application, and the Company believes that it is in substantial compliance with its permit limitations and laws and regulations applicable to its existing facilities. There can be no assurance, however, that future changes in permit limitations and emission standards will not adversely affect the Company’s ability to build new or expand existing production facilities.

Many of the raw materials, products and by-products associated with the operation of any industrial facility, including those for the production of steel, cement or concrete products, contain chemical elements or compounds that can be designated as hazardous substances. Such raw materials, products and by-products may also exhibit characteristics that result in their being classified as a hazardous substance or waste. Some examples are the metals present in cement kiln dust (“CKD”), electric-arc furnace dust (“EAF dust”) generated by the Company’s steel facilities and the ignitability of the waste derived fuels which the Company uses as a primary or supplementary fuel substitute for nonrenewable coal and natural gas to fire its cement kilns.

        Currently, CKD is exempt from hazardous waste management standards under the Resource Conservation and Recovery Act (“RCRA”) if certain tests are satisfied. TXI has demonstrated that the CKD it generates satisfies these tests. However, the EPA plans to apply site-specific waste-management standards to CKD under the Clean Air Act and RCRA to assure that the environment is protected. The Company has established operating practices and is implementing waste management programs which it believes will comply with these anticipated standards, but there can be no assurances that such practices and programs will continue to comply in the future if regulations become more restrictive.

        The Company utilizes hazardous materials such as gasoline, acids, solvents and chemicals as well as the materials that have been designated or characterized as hazardous waste by the EPA, which the Company utilizes for energy recovery. This necessitates the Company familiarize its work force with the more exacting requirements of applicable Environmental Laws and regulations with respect to human health and the environment related to these activities. The failure to observe these exacting requirements could jeopardize the Company’s hazardous waste management permits and, under certain circumstances, expose the Company to significant liabilities and costs of cleaning up releases of hazardous substances into the environment or claims by employees or others alleging exposure to hazardous substances.

        The Company’s steel facilities generate, in the same manner as other similar steel plants in the industry, EAF dust that contains lead, chromium and cadmium. The EPA has listed this EAF dust, which is collected in baghouses, as hazardous waste. The Company has contracts with reclamation facilities in the United States and Mexico pursuant to which such facilities receive the EAF dust generated by the Company and recover the metals from the dust for reuse, thus rendering the dust non-hazardous. In addition, the Company is continually investigating alternative reclamation technologies and has implemented processes for diminishing the amount of EAF dust generated.

The Company intends to comply with all legal requirements regarding the environment, but since many of these requirements are subjective and therefore not quantifiable, presently not determinable, or are likely to be affected by future legislation or rule making by government agencies, it is not possible to accurately predict the aggregate future costs of compliance and their effect on the Company’s operations, future net income or financial condition. Notwithstanding such compliance, if damage to persons or property or contamination of the environment has been or is caused by the conduct of the Company’s business or hazardous substances or wastes used in, generated or disposed of by the Company, the Company may be liable for such damages and be required to pay the cost of investigation and remediation of such contamination. The amount of such liability could be material and there can be no assurance that the Company will not incur material liability in connection with possible claims related to the Company’s operations and properties under Environmental Laws.

OTHER ITEMS

TXI has approximately 4,400 employees: 2,750 employed in CAC operations, 1,450 employed in Steel operations and the balance employed in corporate resources.

The Company is involved in the development of its surplus real estate and real estate acquired for development of high quality industrial, office and multi-use parks in the metropolitan areas of Dallas/Fort Worth and Houston, Texas and Richmond, Virginia.

Item 2.     Properties

The information required by this item is included in the answer to Item 1.

Item 3.     Legal Proceedings

The information required by this item is included in the section of the Notes to Consolidated Financial Statements entitled “Legal Proceedings and Contingent Liabilities” presented in Part II, Item 8 on page 32 and incorporated herein by reference.

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 4A.     Executive Officers of the Registrant

Information on executive officers of the Registrant is presented below:

Name	Age	Positions with Registrant, Other Employment During Last Five (5) Years

Robert D. Rogers	66	President and Chief Executive Officer and Director

Richard M. Fowler	59	Executive Vice President-Finance (since 2000) and Chief Financial Officer Vice President-Finance (1998 to 2000)

Melvin G. Brekhus	53	Executive Vice President and Chief Operating Officer, Cement, Aggregate and Concrete

Tommy A. Valenta	53	Executive Vice President and Chief Operating Officer, Steel

Barry M. Bone	44	Vice President-Real Estate President, Brookhollow Corporation

William J. Durbin	57	Vice President-Human Resources (since 2000) Vice President Human Resources and Administration, USI Bath & Plumbing Products (until 2000)

Carlos E. Fonts	62	Vice President-Development

Robert C. Moore	68	Vice President-General Counsel and Secretary

PART II

Item 5.     Market for the Registrant’s Common Stock and Related Security Holder Matters

The shares of common stock, $1 par value, of the Registrant are traded on the New York Stock Exchange (ticker symbol TXI). At May 31, 2002, the approximate number of shareholders of common stock of the Registrant was 2,758. Common stock market prices, dividends and certain other items are presented in the Notes to Consolidated Financial Statements entitled “Quarterly Financial Information” on page 34, incorporated herein by reference. The restriction on the payment of dividends described in the Notes to Consolidated Financial Statements entitled “Long-term Debt” on page 28 is incorporated herein by reference. The Company’s quarterly cash dividend at $.075 per common share has remained unchanged since January 1997.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the Company’s equity compensation plans as of May 31, 2002:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	2,399,153	$31.02	940,050
Equity compensation plans not approved by security holders(2)(3)	92,354	—	—

Total	2,491,507	$29.87	940,050

(1)	The Company’s stock option plan is described in the Notes to Consolidated Financial Statements entitled “Stock Option Plan” on pages 30 and 31.
(2)
Includes 71,976 shares of Common Stock issuable under deferred compensation agreements in which directors elected to defer annual and meeting fees or executives elected to defer incentive compensation. Compensation so deferred is denominated in shares of the Company’s Common Stock determined by reference to the average market price as specified by the terms of the individual agreement. Dividends are credited to the account in the form of Common Stock at a value equal to the fair market value of the stock on the date of payment of such dividend.

(3)
Includes 20,378 shares of Common Stock issuable under the Company’s former stock award program in which certain employees were granted stock awards at no cost. Subject to continued employment, the 26 remaining participants are to be issued shares in five-year installments until age 60. The program was discontinued in 1990.

All shares of Common Stock issuable under the Company’s compensation plans are subject to adjustment to reflect any increase or decrease in the numbers of shares outstanding as a result of stock splits, combination of shares, recapitalizations, mergers or consolidations.

Item 6.     Selected Financial Data

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	2002	2001	2000	1999	1998
	$ In thousands except per share
RESULTS OF OPERATIONS
Net sales	$1,344,920	$1,252,232	$1,306,407	$1,126,800	$1,196,275
Operating profit	150,615	112,219	184,955	178,260	195,251
Net income	51,276	26,223	69,829	88,743	102,130
Return on average common equity	7.0%	3.7%	10.6%	14.9%	20.5%

PER SHARE INFORMATION
Net income (diluted)	$2.38	$1.24	$3.15	$3.92	$4.69
Cash dividends	.30	.30	.30	.30	.30
Book value	35.43	33.43	32.30	29.28	25.36

FOR THE YEAR
Cash from operations*	$170,973	$151,178	$155,565	$242,225	$215,020
Capital expenditures	29,662	136,892	317,096	475,464	440,781

YEAR END POSITION
Total assets	$1,773,277	$1,857,361	$1,815,680	$1,531,053	$1,185,831
Net working capital	202,614	192,992	203,739	162,411	226,968
Long-term debt	474,963	614,250	623,284	456,365	405,749
Preferred securities	200,000	200,000	200,000	200,000	—
Shareholders’ equity	762,410	712,245	698,026	632,550	553,326
Long-term debt to total capitalization	33.0%	40.2%	41.0%	35.4%	42.3%

OTHER INFORMATION
Diluted average common shares outstanding (in 000’s)	21,517	21,307	24,502	24,492	21,819
Number of common shareholders	2,758	3,109	3,326	3,546	3,630
Number of employees	4,400	4,400	4,500	4,200	4,100
Wages, salaries and employee benefits	$221,606	$222,070	$216,970	$189,722	$168,530
Common stock prices (high-low)	44–23	34–20	43–28	59–19	68–23

*	Includes $40 million in 2001 and $100 million in 1999 from sale of receivables.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The Company is a leading supplier of construction materials through two business segments: cement, aggregate and concrete products (the “CAC” segment); and structural steel and specialty bar products (the “Steel” segment). Through the CAC segment, the Company produces and sells cement, stone, sand and gravel, expanded shale and clay aggregate and concrete products. Through its Steel segment, the Company produces and sells structural steel, piling products, specialty bar products, merchant bar-quality rounds, reinforcing bar and channels.

The Company’s CAC facilities are concentrated primarily in Texas, Louisiana and California, with several products marketed throughout the United States. The Company owns long-term reserves of limestone, the primary raw material for the production of cement. TXI’s expansion of its Midlothian, Texas cement plant was completed during the May 2001 quarter, increasing the plant’s productive capacity from 1.3 to 2.8 million tons per year.

The Company’s steel facilities follow a market mill concept which entails producing a wide variety of products utilizing recycled steel obtained from crushed automobiles and other sources as its principal raw material. Steel products, sold principally to steel service centers, fabricators, cold finishers, forgers and original equipment manufacturers, are distributed primarily to markets in North America.

Both the CAC and Steel businesses require large amounts of capital investment, energy, labor and maintenance.

Corporate resources include administration, financial, legal, environmental, human resources and real estate activities which are not allocated to operations and are excluded from operating profit.

BUSINESS SEGMENTS

	Year ended May 31,
	2002	2001	2000
	In thousands
TOTAL SALES
Cement	$349,330	$326,065	$311,981
Ready-mix	231,543	235,201	263,375
Stone, sand & gravel	117,761	114,326	106,318
Structural mills	501,158	451,895	499,967
Bar mill	114,682	105,391	110,679

UNITS SHIPPED
Cement (tons)	4,902	4,570	4,135
Ready-mix (cubic yards)	3,921	3,949	4,197
Stone, sand & gravel (tons)	21,152	20,834	19,653
Structural mills (tons)	1,498	1,286	1,470
Bar mill (tons)	383	324	331

NET SALES
Cement	$276,964	$254,019	$234,790
Ready-mix	231,276	234,674	262,962
Stone, sand & gravel	85,319	80,547	74,061
Other products	115,046	108,761	107,954

TOTAL CAC	708,605	678,001	679,767

Structural mills	501,158	451,895	499,967
Bar mill	114,682	105,391	110,679
Other	20,475	16,945	15,994

TOTAL STEEL	636,315	574,231	626,640

TOTAL NET SALES	$1,344,920	$1,252,232	$1,306,407

BUSINESS SEGMENTS—Continued

	Year ended May 31,
	2002	2001	2000
	In thousands
CAC OPERATIONS
Gross profit	$210,559	$207,283	$248,645
Less: Depreciation, depletion & amortization	46,726	40,283	39,139
Selling, general & administrative	46,840	48,761	43,286
Other income	(2,241)	(16,506)	(3,497)

OPERATING PROFIT	119,234	134,745	169,717

STEEL OPERATIONS
Gross profit	97,537	59,035	85,232
Less: Depreciation & amortization	52,503	59,884	57,033
Selling, general & administrative	27,693	24,940	25,399
Other income	(14,040)	(3,263)	(12,438)

OPERATING PROFIT (LOSS)	31,381	(22,526)	15,238

TOTAL OPERATING PROFIT	150,615	112,219	184,955

CORPORATE RESOURCES
Other income	8,402	6,599	3,565
Less: Depreciation & amortization	1,508	1,218	1,092
Selling, general & administrative	31,279	31,968	39,711

	(24,385)	(26,587)	(37,238)

INTEREST EXPENSE	(42,680)	(37,061)	(32,743)

INCOME BEFORE TAXES & OTHER ITEMS	$83,550	$48,571	$114,974

CAPITAL EXPENDITURES
CAC	$12,569	$107,692	$228,772
Steel	16,840	26,252	82,030
Corporate resources	253	2,948	6,294

	$29,662	$136,892	$317,096

IDENTIFIABLE ASSETS
CAC	$663,229	$700,976	$637,485
Steel	1,009,749	1,039,083	1,063,499
Corporate resources	100,299	117,302	114,696

	$1,773,277	$1,857,361	$1,815,680

RESULTS OF OPERATIONS

Operating Profit—Fiscal 2002 Compared to Fiscal 2001

Operating profit at $150.6 million increased 34% from 2001. CAC profit declined $15.5 million on reduced cement margins and lower other income. Steel operating profit excluding pre-tax income from the Company’s litigation against certain graphite electrode suppliers improved $44.7 million over the prior year on increased shipments and improved margins. In June 2002, the U.S. International Trade Commission failed to impose anti-dumping protection for certain future steel beams imported into the U.S. During the months of May and June 2002 the Euro strengthened 9.6% in relation to the U.S. dollar. Both of these factors suggest uncertainty as to the level of future European steel beam sales into the U.S.

Net Sales.    Consolidated net sales at $1,344.9 million, increased $92.7 million from 2001. CAC net sales at $708.6 million were 5% above the prior year as demand for building materials in the Company’s CAC markets remained solid. Total cement sales increased $23.3 million on 7% higher shipments. Average trade prices were comparable to the prior year. Ready-mix sales declined $3.7 million on somewhat lower volume and average prices. Aggregate sales increased $3.4 million on somewhat higher volumes and average prices. Wet weather in the Company’s Texas markets limited ready-mix and aggregate shipments in the May 2002 quarter. Ready-mix volume declined 15% and aggregate shipments declined 17% from the prior year quarter.

Steel sales at $636.3 million were 11% above the prior year. Reduced imports improved the Company’s market share. Structural steel sales increased $49.3 million on 16% higher shipments. Average realized prices, although 5% lower than the prior year, have increased 9% from the May 2001 quarter. Bar sales increased 9% for the year on 18% higher shipments at 8% lower realized prices.

Operating Costs.    Consolidated cost of products sold including depreciation, depletion and amortization was $1,134.2 million, an increase of $52.2 million from 2001. CAC costs were $542.9 million, an increase of $36.0 million as a result of increased cement shipments and aggregate production and the impact of higher cement plant maintenance costs. Steel costs were $591.3 million, an increase of $16.2 million. Higher shipments increased costs $91.1 million offset by lower unit production costs due to improving efficiencies at the Virginia plant and lower scrap costs.

CAC selling, general and administrative expense including depreciation and amortization at $48.7 million decreased $4.1 million primarily due to lower incentive compensation and insurance expense offset in part by a $4.4 million increase in bad debt expense. Steel expense increased $2.8 million primarily due to a $4.1 million increase in bad debt expense offset by lower administrative and general expenses.

CAC other income includes routine sales of surplus operating assets which decreased $14.3 million from the prior year. Steel other income includes $9.6 million from the Company’s litigation against certain graphite electrode suppliers.

Operating Profit—Fiscal 2001 compared to Fiscal 2000

Operating profit at $112.2 million decreased 39% from 2000. CAC profits declined $35.0 million. Lower realized prices and higher energy costs reduced margins. Steel operating profit declined $37.8 million. The impact of imports and growth in customer inventories on sales and higher energy costs reduced margins. Higher unit costs in the May 2001 quarter due to lower production to reduce inventories further reduced margins.

Net Sales.    Consolidated net sales at $1,252.2 million, declined $54.2 million from 2000. CAC net sales at $678.0 million were comparable to the prior year. Demand remained solid for building materials in the Company’s CAC markets. Total cement sales increased $14.1 million on 11% higher shipments. Average trade prices, which declined 6% from the prior year due to the impact of imports on supply, stabilized in the May 2001 quarter. Ready-mix sales declined $28.2 million on 6% lower volumes at 5% lower average prices. With the return to more normal weather conditions, volumes in the May 2001 quarter were up 5% from the prior year quarter. Aggregate sales increased $8.0 million on 6% higher shipments.

Steel sales at $574.2 million were $52.4 million below the prior year. Competition from imports and higher levels of customer inventories resulted in a decline in both shipments and prices of structural products. Structural steel shipments were 13% below the prior year. Although average realized prices for the year were up 3%, prices which had been increasing during the prior year peaked in the August 2000 quarter. Since the August quarter, prices declined 21%. Bar sales declined 5% for the year on 2% lower shipments and 3% lower realized prices.

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

CAC selling, general and administrative expense including depreciation and amortization at $52.8 million increased $5.3 million primarily due to additional administrative expenses attributed to operations offset somewhat by $2.5 million lower incentive compensation. CAC other income increased due to gains from the disposal of surplus real estate amounting to $14.0 million in 2001. Steel expenses at $24.9 million decreased $500,000 due to $800,000 lower incentive compensation offset by increased selling costs. Steel other income in the prior year included $6.3 million from the Company’s litigation against certain graphite electrode suppliers.

Corporate Resources

Selling, general and administrative expenses including depreciation and amortization at $32.8 million in 2002 decreased $400,000. This reflects a decrease of $3.4 million in costs associated with the Company’s agreement to sell receivables offset by higher administrative and general expenses. Other income in 2002 increased $1.8 million primarily due to $2.7 million higher real estate income offset by lower investment income.

Selling, general and administrative expenses in 2001 decreased $7.6 million as the increased administrative expense attributed to operations and $3.9 million lower incentive accruals were offset in part by a $1.4 million increase in costs associated with the Company’s agreement to sell receivables. Other income in 2001 increased $3.0 million primarily due to higher real estate income.

Interest Expense

Interest expense at $42.7 million in 2002, increased $5.6 million. This reflects a $10.0 million decrease in interest incurred as a result of lower average outstanding debt at lower interest rates offset by a $15.6 million decrease in interest capitalized. With the completion of the Company’s major plant expansions no interest was capitalized in 2002.

Interest expense in 2001 increased $4.3 million from the prior year due to a $7.2 million increase in interest incurred as a result of higher average outstanding debt offset by a $2.9 million increase in interest capitalized.

Income Taxes

The Company’s effective tax rate was 29.3% in 2002, 30.2% in 2001 and 32.8% in 2000. The primary reason that the current tax rate differs from the 35% statutory corporate rate is due to percentage depletion that is tax deductible and state income tax expense.

Dividends on Preferred Securities—Net of Tax

Dividends on preferred securities of subsidiary net of tax benefit amounted to $7.2 million in each of the three years in the period ending 2002.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Changes in the facts and circumstances could have a significant impact on the resulting financial statements. The Company believes the following critical accounting policies affect its more complex judgments and estimates.

Long-lived Assets.    Management reviews long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be recoverable and would record an impairment charge if necessary. Such evaluations compare the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset and are significantly impacted by estimates of future prices for the Company’s products, capital needs, economic trends and other factors.

Goodwill.    Management tests goodwill for impairment at least annually. If the carrying amount of the goodwill exceeds its fair value an impairment loss is recognized. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the applicable reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future prices for the Company’s products, capital needs, economic trends and other factors.

Environmental Liabilities.    The Company is subject to environmental laws and regulations established by federal, state and local authorities, and makes provision for the estimated costs related to compliance when it is probable that a reasonably estimable liability has been incurred.

Receivables.    Management evaluates the ability to collect accounts receivable based on a combination of factors. A reserve for doubtful accounts is maintained based on the length of time receivables are past due or the status of a customer’s financial condition. If the Company is aware of a specific customer’s inability to make required payments, specific amounts are added to the reserve.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s sources of liquidity, in addition to cash from operations, include a credit facility and an agreement to sell trade accounts receivable.

The Company has available a revolving credit facility which expires in March 2004. As provided by the terms of agreement, the Company has elected to reduce the borrowing capacity of the facility from $450 million to $350 million effective August 2, 2002. At May 31, 2002, $90.0 million was outstanding under the facility and an additional $111.4 million had been utilized to support letters of credit. The Company’s total debt, including debt under the facility, is limited based on the ratio of debt to earnings before interest, taxes, depreciation and amortization. At May 31, 2002, $181.0 million of additional debt could have been incurred.

The Company’s agreement to sell on a revolving basis an interest in a defined pool of trade accounts receivable of up to $125 million is subject to annual renewal. At May 31, 2002, the entire amount available under this agreement had been sold.

Cash from operations funded debt reductions of $139.3 million and capital expenditures of $29.7 million. The long-term debt to total capitalization ratio was reduced from 40.2% to 33.0%.

The Company generally finances its major capital expansion projects with cash from operations and long-term borrowing. Maintenance capital expenditures and working capital are funded by cash from operations. In addition, the Company leases certain mobile and other equipment used in its operations under operating leases which in the normal course of business are renewed or replaced by other leases.

At May 31, 2002, the Company’s estimated future payments under its contractual obligations are summarized, as follows:

	Total	Future Payments by Period			After 2007
		2003	2004-2005	2006-2007
	In thousands
Long-term debt	$484,191	$9,228	$185,480	$86,856	$202,627
Operating leases	76,750	24,357	21,105	10,597	20,691
Preferred securities of subsidiary	200,000	—	—	—	200,000

Total contractual obligations	$760,941	$33,585	$206,585	$97,453	$423,318

Future payments under leases exclude mineral rights which are insignificant and are generally required only for products produced. Outstanding letters of credit generally only collateralize payment of recorded liabilities.

The Company expects cash from operations, borrowings under its current or similar revolving credit facility and its agreement to sell trade accounts receivable to be sufficient to provide funds for capital expenditure commitments, scheduled debt repayments and working capital needs.

Cash Flows

Net cash provided by operations was $171.0 million in 2002, compared to $151.2 million in the prior year. Increased net income and deferred taxes were offset in part by changes in working capital items. Higher Steel shipments increased receivables $8.6 million. CAC receivables declined $14.1 million and raw material and supply inventories grew $7.1 million as wet weather in the Company’s Texas markets reduced ready-mix and aggregate sales in the May 2002 quarter. Collection of tax refund claims reduced receivables $14.2 million. Accounts payable and accrued expenses decreased $24.1 million due primarily to lower trade accounts payable. Deferred taxes include a $15.3 million alternative minimum tax credit carryforward that is available for offset against future regular income taxes.

Net cash used by investing activities was $29.5 million in 2002, compared to $125.1 million in the prior year, consisting principally of capital expenditure items. Capital expenditures for normal replacement and technological upgrades of existing equipment and expansions of the Company’s operations excluding major plant expansions were $29.7 million, down $59.0 million from 2001. The fiscal year 2003 capital expenditure budget is estimated currently at approximately $75 million. In 2001, $48.3 million was incurred in completing the expansion of the Company’s Midlothian, Texas cement plant.

Net cash used by financing activities was $142.7 million in 2002, compared to $24.3 million in the prior year. Long-term debt was reduced $139.3 million. In 2001, the Company purchased, at a cost of $7.8 million, approximately 339,000 shares of its Common Stock for general corporate purposes. The Company’s quarterly cash dividend at $.075 per common share remained unchanged from the prior year.

OTHER ITEMS

Litigation

In November 1998, Chaparral Steel Company, a wholly owned subsidiary, filed an action in the District Court of Ellis County, Texas against certain graphite electrode suppliers seeking damages for illegal restraints of trade in the sale of graphite electrodes. The Company has obtained settlements from the major producers of graphite electrodes named in the action.

Environmental Matters

The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, air emissions, furnace dust disposal and wastewater discharge. The Company believes it is in substantial compliance with applicable environmental laws and regulations, however, from time to time the Company receives claims from federal and state environmental regulatory agencies and entities asserting that the Company is or may be in violation of certain environmental laws and regulations. Based on its experience and the information currently available to it, the Company believes that such claims will not have a material impact on its financial condition or results of operations. Despite the Company’s compliance and experience, it is possible that the Company could be held liable for future charges which might be material but are not currently known or estimable. In addition, changes in federal or state laws, regulations or requirements or discovery of currently unknown conditions could require additional expenditures by the Company.

Market Risk

The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. Because of the short duration of the Company’s investments, changes in market interest rates would not have a significant impact on their fair value. The current fair value of the Company’s long-term debt, including current maturities, does not exceed its carrying value. Market risk, when estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in the Company’s weighted average long-term borrowing rate, would not have a significant impact on the carrying value of long-term debt.

New Accounting Pronouncements

Effective June 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes a comprehensive standard for the recognition and measurement of derivatives and hedging activities. Due to the Company’s limited use of derivatives, the impact was not material.

Effective June 1, 2002, the Company will adopt Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Its adoption is not expected to have an immediate effect on the financial statements of the Company.

Effective June 1, 2003, the Company will adopt Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” which establishes standards for accounting for legal obligations associated with the retirement of long-lived assets. Its adoption is not expected to have an immediate effect on the financial statements of the Company.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Certain statements contained in this annual report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the impact of competitive pressures and changing economic and financial conditions on the Company’s business, construction activity in the Company’s markets, abnormal periods of inclement weather, changes in the cost of raw materials, fuel, and energy and the impact of environmental laws and other regulations (see Part I, Item 1 under the caption “Risks Relating to the Company” on pages 5 through 7).

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Item 7.

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Texas Industries, Inc.

We have audited the accompanying consolidated balance sheets of Texas Industries, Inc. and subsidiaries (the Company) as of May 31, 2002 and 2001, the business segment information on pages 11 through 12 of the Annual Report on Form 10-K and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended May 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Texas Industries, Inc. and subsidiaries at May 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in the “Summary of Significant Accounting Policies” footnote to the consolidated financial statements, in fiscal year 2002 the Company changed its method of accounting for goodwill.

ERNST & YOUNG LLP

Dallas, Texas
July 9, 2002

CONSOLIDATED BALANCE SHEETS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	May 31,
	2002	2001
	In thousands
ASSETS

CURRENT ASSETS
Cash	$7,430	$8,734
Receivables	56,138	77,297
Inventories	276,482	262,411
Deferred taxes and prepaid expenses	31,192	36,510

TOTAL CURRENT ASSETS	371,242	384,952

OTHER ASSETS
Goodwill	146,474	143,085
Real estate and investments	41,524	39,666
Deferred charges and intangibles	29,679	29,678

	217,677	212,429

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	209,557	194,348
Buildings	102,358	99,981
Machinery and equipment	1,779,863	1,740,178
Construction in progress	45,450	84,650

	2,137,228	2,119,157
Less allowances for depreciation	952,870	859,177

	1,184,358	1,259,980

	$1,773,277	$1,857,361

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Trade accounts payable	$111,037	$129,375
Accrued interest, wages and other items	48,363	53,348
Current portion of long-term debt	9,228	9,237

TOTAL CURRENT LIABILITIES	168,628	191,960

LONG-TERM DEBT	474,963	614,250

DEFERRED INCOME TAXES AND OTHER CREDITS	167,276	138,906

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY HOLDING SOLELY COMPANY CONVERTIBLE DEBENTURES	200,000	200,000

SHAREHOLDERS’ EQUITY
Common stock, $1 par value	25,067	25,067
Additional paid-in capital	260,091	258,531
Retained earnings	569,096	524,104
Cost of common stock in treasury	(91,844)	(95,457)

	762,410	712,245

	$1,773,277	$1,857,361

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Year Ended May 31,
	2002	2001	2000
	In thousands except per share

NET SALES	$1,344,920	$1,252,232	$1,306,407

COSTS AND EXPENSES (INCOME)
Cost of products sold	1,134,222	1,082,012	1,064,477
Selling, general and administrative	109,151	110,956	113,713
Interest	42,680	37,061	32,743
Other income	(24,683)	(26,368)	(19,500)

	1,261,370	1,203,661	1,191,433

INCOME BEFORE THE FOLLOWING ITEMS	83,550	48,571	114,974

Income taxes	25,124	15,198	37,995

	58,426	33,373	76,979

Dividends on preferred securities—net of tax	(7,150)	(7,150)	(7,150)

NET INCOME	$51,276	$26,223	$69,829

BASIC
Average shares	21,072	21,051	21,172
Earnings per share	$2.43	$1.26	$3.31

DILUTED
Average shares	21,517	21,307	24,502

Earnings per share	$2.38	$1.24	$3.15

Cash dividends per share	$.30	$.30	$.30

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Year Ended May 31,
	2002	2001	2000
	In thousands
OPERATING ACTIVITIES
Net income	$51,276	$26,223	$69,829
Gain on disposal of assets	(738)	(15,790)	(2,497)
Non-cash items
Depreciation, depletion and amortization	100,737	101,385	97,264
Deferred taxes	25,832	22,659	15,372
Other—net	5,247	1,004	6,311
Changes in operating assets and liabilities
Receivables sold	—	40,000	(15,000)
Receivables	20,660	(27,992)	(24,844)
Inventories and prepaid expenses	(7,058)	(22,684)	(20,496)
Accounts payable and accrued liabilities	(24,098)	23,724	28,598
Real estate and investments	(885)	2,649	1,028

Net cash provided by operations	170,973	151,178	155,565

INVESTING ACTIVITIES
Capital expenditures—expansions	—	(48,261)	(266,346)
Capital expenditures—other	(29,662)	(88,631)	(50,750)
Proceeds from disposal of assets	5,433	16,084	5,351
Other—net	(5,309)	(4,287)	(9,842)

Net cash used by investing	(29,538)	(125,095)	(321,587)

FINANCING ACTIVITIES
Proceeds of long-term borrowing	382,300	372,972	296,826
Debt retirements	(521,598)	(382,148)	(129,714)
Purchase of treasury shares	(206)	(7,765)	(143)
Common dividends paid	(6,284)	(6,280)	(6,313)
Other—net	3,049	(1,116)	(5,298)

Net cash provided (used) by financing	(142,739)	(24,337)	155,358

Increase (decrease) in cash	(1,304)	1,746	(10,664)

Cash at beginning of year	8,734	6,988	17,652

Cash at end of year	$7,430	$8,734	$6,988

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Common Stock $1 Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Total Shareholders’ Equity
	In thousands
May 31, 1999	$25,067	$257,773	$440,645	$(90,935)	$632,550

Net income*			69,829		69,829
Common dividends paid—$.30 per share			(6,313)		(6,313)
Treasury shares issued for bonuses and options—82,695 shares		552		1,551	2,103
Treasury shares purchased—3,913 shares				(143)	(143)

May 31, 2000	25,067	258,325	504,161	(89,527)	698,026

Net income*			26,223		26,223
Common dividends paid—$.30 per share			(6,280)		(6,280)
Treasury shares issued for bonuses and options—97,865 shares		206		1,835	2,041
Treasury shares purchased—339,476 shares				(7,765)	(7,765)

May 31, 2001	25,067	258,531	524,104	(95,457)	712,245

Net income*			51,276		51,276
Common dividends paid—$.30 per share			(6,284)		(6,284)
Treasury shares issued for bonuses and options—203,695 shares		1,560		3,819	5,379
Treasury shares purchased—5,248 shares				(206)	(206)

May 31, 2002	$25,067	$260,091	$569,096	$(91,844)	$762,410

*	Other comprehensive income for the years presented is the same as net income.

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Texas Industries, Inc. (“TXI” or the “Company”) is a leading supplier of construction materials through two business segments: cement, aggregate and concrete products (the “CAC” segment); and structural steel and specialty bar products (the “Steel” segment). Through the CAC segment, the Company produces and sells cement, stone, sand and gravel, expanded shale and clay aggregate and concrete products from facilities concentrated in Texas, Louisiana, and California, with several products marketed throughout the United States. Through its Steel segment, the Company produces and sells structural steel, piling products, specialty bar products, merchant bar-quality rounds, reinforcing bar and channels for markets in North America.

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

Fair Value of Financial Instruments.    The estimated fair value of each class of financial instrument as of May 31, 2002 approximates its carrying value except for long-term debt having fixed interest rates and mandatorily redeemable preferred securities of subsidiary. The fair value of long-term debt at May 31, 2002, estimated by applying discounted cash flow analysis based on interest rates currently available to the Company for such debt with similar terms and remaining maturities, is approximately $461.1 million compared to the carrying amount of $484.2 million. The fair value of mandatorily redeemable preferred securities of subsidiary at May 31, 2002, estimated based on NYSE quoted market prices, is approximately $151.0 million compared to the carrying amount of $200.0 million.

Cash Equivalents.    For cash flow purposes, temporary investments which have maturities of less than 90 days when purchased are considered cash equivalents.

Property, Plant and Equipment.    Property, plant and equipment is recorded at cost. Provisions for depreciation are computed generally using the straight-line method. Provisions for depletion of mineral deposits are computed on the basis of the estimated quantity of recoverable raw materials. Useful lives for the Company’s primary operating facilities range from 10 to 20 years. Maintenance and repairs are charged to expense as incurred. Costs incurred for scheduled shut-downs to refurbish the Steel facilities are amortized over the production period, typically 12 to 24 months.

Goodwill and Other Intangible Assets.    Effective June 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) which requires that goodwill not be amortized but instead be tested for impairment annually by each reporting unit. Goodwill identified with CAC resulted from the acquisition of Riverside Cement Company. Goodwill identified with Steel resulted from the acquisition of Chaparral Steel Company. Settlement of claims relating to the acquisition of the minority interest in Chaparral resulted in $3.4 million of additional goodwill in 2002. An independent evaluation determined that in each case the fair value of the respective reporting unit exceeds its carrying value. The carrying value of goodwill by business segment is summarized as follows:

	2002	2001
	In thousands
CAC
Gross carrying value	$66,766	$66,766
Accumulated amortization	(5,458)	(5,458)

	61,308	61,308

Steel
Gross carrying value	112,265	108,876
Accumulated amortization	(27,099)	(27,099)

	85,166	81,777

	$146,474	$143,085

As required by SFAS No. 142, the results for periods prior to its adoption have not been restated. The following reconciles the reported net income and earnings per share to that which would have resulted had SFAS No. 142 been applied to the years ended May 31, 2001 and 2000.

	2001	2000
	In thousands except per share
Net income
As reported	$26,223	$69,829
Goodwill amortization net of tax	3,964	3,919

As adjusted	$30,187	$73,748

Basic earnings per share
As reported	$1.26	$3.31
As adjusted	$1.43	$3.48

Diluted earnings per share
As reported	$1.24	$3.15
As adjusted	$1.42	$3.30

Deferred charges and intangibles include non-compete agreements and other intangibles with finite lives being amortized in accordance with SFAS No. 142 on a straight-line basis over periods of 5 to 15 years. Their carrying value, adjusted for write-offs, totaled $3.5 million at May 31, 2002 and $4.6 million at May 31, 2001, net of accumulated amortization of $5.1 million at May 31, 2002 and $5.4 million at May 31, 2001. Amortization expense incurred was $1.2 million in 2002, $1.3 million in 2001 and $1.4 million in 2000. Estimated annual amortization for each of the five succeeding years is $900,000, $400,000, $400,000, $300,000 and $300,000.

Real Estate and Investments.    Surplus real estate and real estate acquired for development of high quality industrial, office and multi-use parks totaled $14.3 million and $15.9 million at May 31, 2002 and 2001, respectively. Investments, composed primarily of life insurance contracts which may be used to fund certain Company benefit agreements, totaled $27.2 million and $23.8 million at May 31, 2002 and 2001, respectively.

Debt Issuance Cost.     Debt issuance costs of $9.9 million and $11.4 million at May 31, 2002 and 2001,respectively, are associated with various debt issues and amortized over the terms of the related debt.

Other Credits.    Other credits of $32.1 million at May 31, 2002, compared to $31.3 million at the prior year-end, are composed primarily of liabilities related to the Company’s retirement plans and deferred compensation agreements.

Net Sales.    Sales are recognized when title has transferred and products are delivered and are presented net of delivery costs as follows:

	2002	2001	2000
	In thousands
Revenues including delivery fees	$1,447,642	$1,347,609	$1,403,650
Freight and delivery costs	(102,722)	(95,377)	(97,243)

Net sales	$1,344,920	$1,252,232	$1,306,407

Other Income.    Other income includes routine sales of surplus operating assets and real estate in the amount of $8.6 million in 2002, $19.6 million in 2001 and $4.1 million in 2000. Also included in other income was $9.6 million in 2002, $400,000 in 2001 and $6.3 million in 2000 from the Company’s litigation against certain graphite electrode suppliers.

Income Taxes.    Accounting for income taxes uses the liability method of recognizing and classifying deferred income taxes. The Company joins in filing a consolidated return with its subsidiaries. Current and deferred tax expense is allocated among the members of the group based on a stand-alone calculation of the tax of the individual member.

Earnings Per Share (“EPS”).    Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period including certain contingently issuable shares. Diluted EPS adjusts net income for the net dividends on preferred securities of subsidiary and the outstanding shares for the dilutive effect of preferred securities, stock options and awards. Prior to the adoption of SFAS No. 142, net income was adjusted for the amortization of additional goodwill in connection with a contingent payment for the acquisition of Chaparral.

Basic and Diluted EPS are calculated as follows:

	2002	2001	2000
	In thousands except per share
Earnings:
Net income	$51,276	$26,223	$69,829
Contingent price amortization	—	233	233

Basic earnings	51,276	26,456	70,062
Dividends on preferred securities-net of tax	—	—	7,150

Diluted earnings	$51,276	$26,456	$77,212

Shares:
Weighted-average shares outstanding	20,927	20,908	21,037
Contingently issuable shares	145	143	135

Basic weighted-average shares	21,072	21,051	21,172
Preferred securities	—	—	2,889
Stock option and award dilution	445	256	441

Diluted weighted-average shares*	21,517	21,307	24,502

Basic earnings per share	$2.43	$1.26	$3.31

Diluted earnings per share	$2.38	$1.24	$3.15

* Shares excluded due to antidilutive effect:
Preferred securities	2,889	2,889	—
Stock options and awards	578	903	541

New Accounting Pronouncements.    Effective June 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes a comprehensive standard for the recognition and measurement of derivatives and hedging activities. Due to the Company’s limited use of derivatives, the impact was not material.

Effective June 1, 2002, the Company will adopt Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Its adoption is not expected to have an immediate effect on the financial statements of the Company.

Effective June 1, 2003, the Company will adopt Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” which establishes standards for accounting for legal obligations associated with the retirement of long-lived assets. Its adoption is not expected to have an immediate effect on the financial statements of the Company.

WORKING CAPITAL

Working capital totaled $202.6 million at May 31, 2002, compared to $193.0 million at the prior year-end.

Receivables consist of:

	2002	2001
	In thousands
Notes and interest receivable	$13,100	$13,900
Tax refund claims	4,364	18,566
Accounts receivable	38,674	44,831

	$56,138	$77,297

Accounts receivable are presented net of allowances for doubtful receivables of $4.7 million in 2002 and $2.6 million in 2001.

The Company has an agreement to sell, on a revolving basis, an interest in a defined pool of trade receivables of up to $125 million. The agreement is subject to annual renewal. The maximum amount outstanding varies based upon the level of eligible receivables. Fees are variable and follow commercial paper rates. The interest sold totaled $125 million at both May 31, 2002 and 2001. Sales are reflected as reductions of accounts receivable and as operating cash flows. As collections reduce previously sold interests, new accounts receivable are customarily sold. Fees and expenses of $4.2 million, $7.6 million and $6.2 million are included in selling, general and administrative expenses in 2002, 2001 and 2000, respectively. The Company, as agent for the purchaser, retains collection and administration responsibilities for the participating interests of the defined pool.

Inventories consist of:

	2002	2001
	In thousands
Finished products	$85,818	$88,606
Work in process	56,504	48,572
Raw materials and supplies	134,160	125,233

	$276,482	$262,411

Inventories are stated at cost (not in excess of market) with approximately 59% of inventories using the last-in, first-out method (LIFO). If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $6.3 million in 2002 and $9.8 million in 2001.

Accrued interest, wages and other items consist of:

	2002	2001
	In thousands
Interest	$5,292	$7,715
Employee compensation	21,273	22,642
Income taxes	3,778	2,076
Other	18,020	20,915

	$48,363	$53,348

LONG-TERM DEBT

Long-term debt is comprised of the following:

	2002	2001
	In thousands
Revolving credit facility maturing in 2004, current interest rates average 3.93%	$90,000	$220,000
Senior notes
Notes due through 2017, interest rates average 7.28%	200,000	200,000
Notes due through 2008, interest rates average 7.28%	75,000	75,000
Notes due through 2004, interest rates average 10.2%	16,000	24,000
Variable-rate industrial development revenue bonds
Bonds maturing in 2028, interest rate approximately 2%	50,000	50,000
Bonds maturing in 2029, interest rate approximately 2%	25,000	25,000
Bonds maturing in 2029, interest rate approximately 2%	20,500	20,500
Pollution control bonds, due through 2007, interest rate
3.56% (75% of prime)	4,535	5,215
Other, maturing through 2009, interest rates from 7.5% to 10%	3,156	3,772

	484,191	623,487
Less current maturities	9,228	9,237

	$474,963	$614,250

Annual maturities of long-term debt for each of the five succeeding years are $9.2, $144.2, $41.2, $45.9 and $40.9 million.

The Company has available a bank-financed long-term revolving credit facility. As provided by the terms of the agreement, the Company has elected to reduce the borrowing capacity of the facility from $450 million to $350 million effective August 2, 2002. Commitment fees at a current annual rate of ..375% are paid on the unused portion of the facility. An interest rate at the applicable margin above either prime or LIBOR is selected at the time of each borrowing. At May 31, 2002, $90.0 million was outstanding under the facility. In addition, $111.4 million was utilized to support letters of credit issued primarily to secure the Company’s variable-rate industrial development revenue bonds which allows the interest rates on these bonds to closely follow the tax-exempt commercial paper rates.

Loan agreements contain covenants that provide for restrictions on the payment of dividends on common stock and place limitations on incurring certain indebtedness, purchasing treasury stock, and making capital expenditures and certain investments. Under the most restrictive of these agreements, the Company’s total debt is limited based on the ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). At May 31, 2002, $181.0 million of additional debt could have been incurred. In addition, the aggregate amount of annual fixed charges which includes cash dividends on common stock is limited based on the ratio of EBITDA to fixed charges. At May 31, 2002, $44.2 million of additional fixed charges could have been incurred. The Company is in compliance with all loan covenant restrictions.

The amount of interest paid was $43.6 million in 2002, $50.9 million in 2001 and $40.6 million in 2000. No interest was capitalized in 2002. Interest capitalized in 2001 and 2000 totaled $15.6 million and $12.7 million, respectively.

OPERATING LEASES

The Company leases certain mobile and other equipment, office space and other items which in the normal course of business are renewed or replaced by other leases. Total expense for such operating leases (other than for mineral rights) amounted to $29.0 million in 2002, $32.0 million in 2001 and $24.3 million in 2000. Non-cancelable operating leases with an initial or remaining term of more than one year including leases for which delivery of equipment is pending totaled $76.8 million at May 31, 2002. Estimated annual lease payments for the five succeeding years are $24.4 million, $10.5 million, $10.6 million, $6.4 million and $4.2 million.

PREFERRED SECURITIES OF SUBSIDIARY

On June 5, 1998, TXI Capital Trust I (the “Trust”), a Delaware business trust wholly owned by the Company, issued 4,000,000 of its 5.5% Shared Preference Redeemable Securities (“Preferred Securities”) to the public for gross proceeds of $200 million. The combined proceeds from the issuance of the Preferred Securities and the issuance to the Company of the common securities of the Trust were invested by the Trust in $206.2 million aggregate principal amount of 5.5% convertible subordinated debentures due June 30, 2028 (the “Debentures”) issued by the Company. The Debentures are the sole assets of the Trust.

Holders of the Preferred Securities are entitled to receive cumulative cash distributions at an annual rate of $2.75 per Preferred Security (equivalent to a rate of 5.5% per annum of the stated liquidation amount of $50 per Preferred Security). The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Preferred Securities, to the extent the Trust has funds available therefor and subject to certain other limitations (the “Guarantee”). The Guarantee, when taken together with the obligations of the Company under the Debentures, the Indenture pursuant to which the Debentures were issued, and the Amended and Restated Trust Agreement of the Trust (including its obligations to pay costs, fees, expenses, debts and other obligations of the Trust [other than with respect to the Preferred Securities and the common securities of the Trust]), provide a full and unconditional guarantee of amounts due on the Preferred Securities.

The Debentures are redeemable for cash, at par, plus accrued and unpaid interest, under certain circumstances relating to federal income tax matters or in whole or in part at the option of the Company. Upon any redemption of the Debentures, a like aggregate liquidation amount of Preferred Securities will be redeemed. The Preferred Securities do not have a stated maturity date, although they are subject to mandatory redemption upon maturity of the Debentures on June 30, 2028, or upon earlier redemption.

Each Preferred Security is convertible at any time prior to the close of business on June 30, 2028, at the option of the holder into shares of the Company’s common stock at a conversion rate of .72218 shares of the Company’s common stock for each Preferred Security (equivalent to a conversion price of $69.235 per share of TXI Common Stock).

SHAREHOLDERS’ EQUITY

Common stock consists of:

	2002	2001
	In thousands
Shares authorized	40,000	40,000
Shares outstanding at May 31	21,026	20,828
Shares held in treasury	4,041	4,239
Shares reserved for stock options and other	3,503	3,698

There are authorized 100,000 shares of Cumulative Preferred Stock, no par value, of which 20,000 shares are designated $5 Cumulative Preferred Stock (Voting), redeemable at $105 per share and entitled to $100 per share upon dissolution. An additional 25,000 shares are designated Series B Junior Participating Preferred Stock. The Series B Preferred Stock is not redeemable and ranks, with respect to the payment of dividends and the distribution of assets, junior to (i) all other series of the Preferred Stock unless the terms of any other series shall provide otherwise and (ii) the $5 Cumulative Preferred Stock. Pursuant to a Rights Agreement, in November 1996, the Company distributed a dividend of one preferred share purchase right for each outstanding share of the Company’s Common Stock. Each right entitles the holder to purchase from the Company one two-thousandth of a share of the Series B Junior Participating Preferred Stock at a price of $122.50, subject to adjustment. The rights will expire on November 1, 2006 unless the date is extended or the rights are earlier redeemed or exchanged by the Company pursuant to the Rights Agreement.

STOCK OPTION PLAN

The Company’s stock option plan as approved by shareholders provides that non-qualified and incentive stock options to purchase Common Stock may be granted to directors, officers and key employees at market prices at date of grant. Outstanding options become exercisable in installments beginning one year after date of grant and expire ten years later. The Company has elected to continue utilizing the accounting prescribed by APB No. 25 for stock issued under this plan. If compensation cost had been recognized based on the fair value at the date of grant consistent with the method prescribed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	2002	2001	2000
	In thousands except per share
Net income
As reported	$51,276	$26,223	$69,829
Pro forma	48,005	22,869	66,644
Basic earnings per share
As reported	2.43	1.26	3.31
Pro forma	2.28	1.10	3.16
Diluted earnings per share
As reported	2.38	1.24	3.15
Pro forma	2.23	1.08	3.02

The weighted-average fair value of options granted in 2002, 2001 and 2000 was $14.57, $11.77 and $17.39, respectively. The fair value of each option grant was estimated on the date of grant for purposes of the pro forma disclosures using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	2002	2001	2000
Dividend yield	.83%	1.01%	.74%
Volatility factor	.350	.343	.327
Risk-free interest rate	4.77%	5.16%	6.57%
Expected life in years	6.4	6.4	6.4

A summary of option transactions for the three years ended May 31, 2002, follows:

	Shares Under Option	Weighted-Average Option Price
Outstanding at May 31, 1999	2,055,123	$28.31
Granted	251,800	40.75
Exercised	(75,518)	21.41
Canceled	(69,280)	32.58

Outstanding at May 31, 2000	2,162,125	29.86
Granted	397,850	29.71
Exercised	(90,020)	19.31
Canceled	(67,950)	37.43

Outstanding at May 31, 2001	2,402,005	30.02
Granted	227,300	36.20
Exercised	(191,362)	23.05
Canceled	(38,790)	38.61

Outstanding at May 31, 2002	2,399,153	$31.02

Options exercisable as of May 31 were 1,567,983 shares in 2002, 1,401,705 shares in 2001 and 1,132,855 shares in 2000 at a weighted-average option price of $29.04; $27.29 and $25.29, respectively. The following table summarizes information about stock options outstanding as of May 31, 2002.

	Range of Exercise Prices
	$12.03–$16.85	$21.84–$37.13	$41.53–$50.57
Options outstanding
Shares outstanding	268,131	1,572,972	558,050
Weighted-average remaining life in years	2.20	6.36	6.38
Weighted-average exercise price	$ 15.47	$ 28.70	$ 45.02
Options exercisable
Shares exercisable	268,131	945,152	354,700
Weighted-average exercise price	$ 15.47	$ 26.67	$ 45.62

The Company has reserved 940,050 shares for future grants.

INCOME TAXES

The Company received income tax refunds of $25.5 million in 2002 and made income tax payments of $2.2 million, $13.5 million and $3.9 million in 2002, 2001 and 2000, respectively.

The provisions for income taxes are composed of:

	2002	2001	2000
	In thousands
Current (benefit)	$(708)	$(7,461)	$22,623
Deferred	25,832	22,659	15,372

Expense *	$25,124	$15,198	$37,995

*	Excludes $3.9 million in tax benefit related to preferred securities of subsidiary in each period.

A reconcilement from statutory federal taxes to the preceding provisions follows:

	2002	2001	2000
	In thousands
Taxes at statutory rate	$29,243	$17,000	$40,241
Additional depletion	(5,213)	(4,505)	(4,619)
Nondeductible goodwill	—	1,007	993
State income tax	1,492	583	1,648
Nontaxable insurance benefits	(845)	(736)	(640)
Other—net	447	1,849	372

	$25,124	$15,198	$37,995

The components of the net deferred tax liability at May 31 are summarized below.

	2002	2001
	In thousands
Deferred tax assets
Deferred compensation	$10,175	$8,652
Expenses not currently tax deductible	5,064	5,255
Tax cost in inventory	696	1,832
Alternative minimum tax credit carryforward	15,319	15,635

Total deferred tax assets	31,254	31,374
Deferred tax liabilities
Accelerated tax depreciation	146,532	122,313
Deferred real estate gains	5,022	5,022
Other	3,048	1,555

Total deferred tax liabilities	154,602	128,890

Net tax liability	123,348	97,516
Less current portion (asset)	(11,786)	(10,091)

Net deferred tax liability	$135,134	$107,607

The $15.3 million alternative minimum tax credit carryforward does not expire and is available for offset against future regular income tax.

LEGAL PROCEEDINGS AND CONTINGENT LIABILITIES

The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, air emissions, furnace dust disposal and wastewater discharge. The Company believes it is in substantial compliance with applicable environmental laws and regulations, however, from time to time the Company receives claims from federal and state environmental regulatory agencies and entities asserting that the Company is or may be in violation of certain environmental laws and regulations. Based on its experience and the information currently available to it, the Company believes that such claims will not have a material impact on its financial condition or results of operations. Despite the Company’s compliance and experience, it is possible that the Company could be held liable for future charges which might be material but are not currently known or estimable. In addition, changes in federal or state laws, regulations or requirements or discovery of currently unknown conditions could require additional expenditures by the Company.

The Company and subsidiaries are defendants in lawsuits which arose in the normal course of business. In management’s judgment (based on the opinion of counsel) the ultimate liability, if any, from such legal proceedings will not have a material effect on the consolidated financial position or results of operations of the Company.

In November 1998, Chaparral Steel Company, a wholly owned subsidiary, filed an action in the District Court of Ellis County, Texas against certain graphite electrode suppliers seeking damages for illegal restraints of trade in the sale of graphite electrodes. The Company has obtained settlements from the major producers of graphite electrodes named in the action.

RETIREMENT PLANS

Substantially all employees of the Company are covered by a series of defined contribution retirement plans. The amount of pension expense charged to costs and expenses for the above plans was $6.2 million in 2002, $5.5 million in 2001 and $3.2 million in 2000. It is the Company’s policy to fund the plans to the extent of charges to income.

Certain employees and retirees of an acquired subsidiary are covered by defined retirement and postretirement health benefit plans. The plan assets approximate the plan benefit obligations. The postretirement liability for these plans was $8.1 million at May 31, 2002. The amount of pension expense charged to costs and expenses was $1.5 million in 2002, $1.2 million in 2001 and $1.1 million in 2000. Payments under these plans amounted to $2.2 million in 2002, $1.4 million in 2001 and $200,000 in 2000.

INCENTIVE PLANS

All personnel employed as of May 31 share in the pretax income of the Company for the year then ended based on predetermined formulas. The duration of most of the plans is one year; certain executives are additionally covered under a three-year plan. All plans are subject to annual review by the Company’s Board of Directors. The expense included in selling, general and administrative was $3.5 million, $7.2 million and $13.6 million for 2002, 2001 and 2000, respectively.

Certain executives of Chaparral participate in a deferred compensation plan based on a five-year average of earnings. No expense was incurred in 2002. Amounts recorded as reductions to prior year accruals under the plan were $1.8 million in 2001 and $1.0 million in 2000.

BUSINESS SEGMENTS

The Company has two reportable segments: cement, aggregate and concrete products (the “CAC” segment) and steel (the “Steel” segment). The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because of significant differences in manufacturing processes, distribution and markets served. Through the CAC segment the Company produces and sells cement, stone, sand and gravel, expanded shale and clay aggregate and concrete products. Through its Steel segment, the Company produces and sells structural steel, piling products, specialty bar products, merchant bar-quality rounds, reinforcing bar and channels. Operating profit is net sales less operating costs and expenses, excluding general corporate expenses and interest expense. Identifiable assets by segment are those assets that are used in the Company’s operation in each segment. Corporate assets consist primarily of cash, real estate and other financial assets not identified with a major business segment. Operating results and certain other financial data for the Company’s business segments are presented on pages 11 and 12 under “Business Segments” of Management’s Discussion and Analysis of Financial Condition and Results of Operations, and are incorporated herein by reference.

QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following is a summary of quarterly financial information (in thousands except per share).

2002	Aug.	Nov.	Feb.	May
Net sales
CAC	$199,122	$172,527	$155,062	$181,894
Steel	162,440	162,960	148,440	162,475

	361,562	335,487	303,502	344,369

Operating profit (loss)
CAC	37,372	31,314	20,882	29,666
Steel	(6,894)	12,680	9,788	15,807

	30,478	43,994	30,670	45,473

Net income	5,011	16,590	6,117	23,558

Per share
Net income
Basic	.24	.79	.29	1.11
Diluted	.23	.76	.28	1.03
Dividends	.075	.075	.075	.075
Stock price
High	42.14	42.00	38.84	44.85
Low	31.45	23.00	33.30	37.20

2001	Aug.	Nov.	Feb.	May
Net sales
CAC	$193,237	$159,673	$133,665	$191,426
Steel	171,935	140,899	120,772	140,625

	365,172	300,572	254,437	332,051

Operating profit (loss)
CAC	43,221	28,178	11,700	51,646
Steel	13,173	3,939	(10,209)	(29,429)

	56,394	32,117	1,491	22,217

Net income (loss)	25,664	9,932	(11,517)	2,144

Per share
Net income (loss)
Basic	1.21	.47	(.55)	.11
Diluted	1.13	.47	(.55)	.10
Dividends	.075	.075	.075	.075
Stock price
High	34.94	34.00	30.94	34.55
Low	28.06	20.88	22.13	26.83

Item 9.     Disagreements on Accounting and Financial Disclosures

None

PART III

In accordance with paragraph (3) of General Instruction G to Form 10-K, Part III of this report is omitted because the Registrant will file with the Securities Exchange Commission, not later than 120 days after May 31, 2002, a definitive proxy statement pursuant to Regulation 14A involving the election of Directors. Reference is made to the sections of such proxy statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance”, “Security Ownership of Certain Beneficial Owners”, “Election of Directors”, “Executive Compensation”, “Report of the Compensation Committee on Executive Compensation” and “Security Ownership of Management”, which sections of such proxy statement are incorporated herein by reference. Information concerning the Registrant’s executive officers is set forth under Part I, Item 4A of this report.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Documents filed as a part of this report.

(1)  Financial Statements

Report of Independent Auditors

Consolidated Balance Sheets—May 31, 2002 and 2001

Consolidated Statements of Income—Years ended May 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows—Years ended May 31, 2002, 2001 and 2000

Consolidated Statements of Shareholders’ Equity—Years ended May 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

(2)  Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

(3)  Listing of Exhibits

2.1
Agreement and Plan of Merger dated as of July 30, 1997 among Chaparral Steel Company, the Company and TXI Acquisition Inc. incorporated by reference to Exhibit (c) of the Company’s Schedule 13E-3/A Transaction Statement dated November 28, 1997 and incorporated herein by reference.

3.1	Articles of Incorporation (previously filed and incorporated herein by reference)

3.2	By-laws (previously filed and incorporated herein by reference)

4.1	Instrumentsdefining rights of security holders (previously filed and incorporated herein by reference)

The Registrant agrees to furnish to the Commission, upon request, copies of all instruments with respect to long-term debt not being registered where the total amount of securities authorized thereunder does not exceed 10% of the total assets of Registrant and its subsidiaries on a consolidated basis.

(3)  Listing of Exhibits-Continued

10.1
Partnership Interests Purchase Agreement with an effective date of December 31, 1997 by and among TXI California Inc., TXI Riverside Inc., RVC Venture Corp. and Ssangyong/Riverside Venture Corp. filed with the Securities and Exchange Commission on Form 8-K dated January 26, 1998, and incorporated herein by reference.

10.2
Texas Industries, Inc. $80,000,000 7.15% Senior Notes, Series A, due April 15, 2006; $40,000,000 7.20% Senior Notes, Series B, due April 15, 2007; $10,000,000 7.28% Senior Notes, Series C, due April 15, 2009; $45,000,000 7.395% Senior Notes, Series D, due April 15, 2012; $25,000,000 7.59% Senior Notes, Series E, due April 15, 2017 note agreement dated as of December 18, 1997, filed with the Securities and Exchange Commission on Form 10-Q dated April 10, 1998, and incorporated herein by reference.

10.3
$450,000,000 Third Amended and Restated Credit Agreement among Texas Industries Inc., Certain Lenders, Certain Co-Agents and NationsBank, N.A., as Administrative Lender dated March 10, 1999, filed with the Securities and Exchange Commission on Form 10-Q dated April 9, 1999, and incorporated herein by reference.

10.4
First Amendment to Third Amended and Restated Credit Agreement among Texas Industries, Inc., Certain Lenders, Certain Co-Agents and Bank of America, N.A. (formerly known as NationsBank, N.A.), as Administrative Lender dated May 25, 2001, filed with Securities and Exchange Commission on Form 10-K dated August 23, 2001, and incorporated herein by reference.

10.5
Second Amendment to Third Amended and Restated Credit Agreement among Texas Industries, Inc., Certain Lenders, Certain Co-Agents and Bank of America, N.A., (formerly known as NationsBank, N.A.), as Administrative Lender dated August 20, 2001, filed with Securities and Exchange Commission on Form 10-K dated August 23, 2001, and incorporated herein by reference.

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Auditors

24.1	Power of Attorney for certain members of the Board of Directors

The remaining exhibits have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

(b)  Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of August, 2002.

TEXAS INDUSTRIES, INC.

By	/s/ ROBERT D. ROGERS
Robert D. Rogers President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ ROBERT D. ROGERS Robert D. Rogers	President and Chief Executive Officer (Principal Executive Officer)	August 22, 2002

	/s/ RICHARD M. FOWLER Richard M. Fowler	Executive Vice President—Finance and Chief Financial Officer (Principal Financial Officer)	August 22, 2002

	/s/ JAMES R. MCCRAW James R. McCraw	Vice President—Accounting/Information Services (Principal Accounting Officer)	August 22, 2002

	Robert Alpert	Director	August 22, 2002

	/s/ JOHN M. BELK * John M. Belk	Director	August 22, 2002

	/s/ EUGENIO CLARIOND REYES * Eugenio Clariond Reyes	Director	August 22, 2002

	/s/ GORDON E. FORWARD * Gordon E. Forward	Director	August 22, 2002

	/s/ GERALD R. HEFFERNAN * Gerald R. Heffernan	Director	August 22, 2002

	/s/ JAMES M. HOAK * James M. Hoak	Director	August 22, 2002

	/s/ DAVID A. REED * David A. Reed	Director	August 22, 2002

	/s/ ROBERT D. ROGERS Robert D. Rogers	Director	August 22, 2002

	/s/ IAN WACHTMEISTER * Ian Wachtmeister	Director	August 22, 2002

	/s/ ELIZABETH C. WILLIAMS * Elizabeth C. Williams	Director	August 22, 2002

*By:	/s/ JAMES R. MCCRAW	Vice President—Accounting/Information Services	August 22, 2002
James R. McCraw

INDEX TO EXHIBITS

Exhibit Number		Page

2.1
Agreement and Plan of Merger dated as of July 30, 1997 among Chaparral Steel Company, the Company and TXI Acquisition Inc., incorporated by reference to Exhibit (c) of the Company’s Schedule 13E-3/A Transaction Statement dated November 28, 1997.
		*

3.1	Articles of Incorporation.	*

3.2	By-Laws.	*

4.1	Instruments defining rights of security holders.	*

10.1
Partnership Interests Purchase Agreement with an effective date of December 31, 1997 by and among TXI California Inc., TXI Riverside Inc., RVC Venture Corp. and Ssangyong/Riverside Venture Corp. filed with the Securities and Exchange Commission on Form 8-K dated January 26, 1998.
		*

10.2
Texas Industries, Inc. $80,000,000 7.15% Senior Notes, Series A, due April 15, 2006;
$40,000,000 7.20% Senior Notes, Series B, due April 15, 2007;
$10,000,000 7.28% Senior Notes, Series C, due April 15, 2009;
$45,000,000 7.395% Senior Notes, Series D, due April 15, 2012;
$25,000,000 7.59% Senior Notes, Series E, due April 15, 2017 note agreement dated as of December 18, 1997 filed with the Securities and Exchange Commission on Form 10-Q dated April 10, 1998.
		*

10.3
$450,000,000 Third Amended and Restated Credit Agreement among Texas Industries Inc.,Certain Lenders, Certain Co-Agents and NationsBank, N.A., as Administrative Lender dated March 10, 1999 filed with the Securities and Exchange Commission on Form 10-Q dated April 9, 1999.
		*

10.4
First Amendment to Third Amended and Restated Credit Agreement among Texas Industries, Inc., Certain Lenders, Certain Co-Agents and Bank of America, N.A. (formerly known as NationsBank, N.A.), as Administrative Lender dated May 25, 2001 filed with the Securities and Exchange Commission on Form 10-K dated August 23, 2001.
		*

10.5
Second Amendment to Third Amended and Restated Credit Agreement among Texas Industries, Inc., Certain Lenders, Certain Co-Agents and Bank of America, N.A. (formerly known as NationsBank, N.A.), as Administrative Lender dated August 20, 2001 filed with the Securities and Exchange Commission on Form 10-K dated August 23, 2001.
		*

21.1	Subsidiaries of the Registrant.	39

23.1	Consent of Independent Auditors.	40

24.1	Power of Attorney for certain members of the Board of Directors.	41

*	Previously filed and incorporated herein by reference.