Form 10-Q
period 2002-08-31
TEXAS INDUSTRIES INC
filed 2002-10-11
CIK 97472

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended August 31, 2002


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




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

     As of October 7, 2002, 21,044,710 shares of Registrant's Common Stock, $1.00 par value, were outstanding.

                                      INDEX

                     TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION                                                                           Page
-----------------------------
Item 1.       Financial Statements

              Consolidated Balance Sheets -- August 31, 2002 and May 31, 2002 .........................  3

              Consolidated Statements of Income -- three months ended August 31, 2002 and August 31, 2001 .................................................................  4

              Consolidated Statements of Cash Flows -- three months ended August 31, 2002 and August 31, 2001 .................................................................  5

              Notes to Consolidated Financial Statements ..............................................  6

              Independent Accountants' Review Report .................................................. 13

Item 2.       Management's Discussion and Analysis of Operating Results
                  and Financial Condition ............................................................. 14

Item 3.       Quantitative and Qualitative Disclosures About Market Risk -- the information required by this item is included in Item 2 .................................................. --

Item 4.       Controls and Procedures ................................................................. 19

PART II.  OTHER INFORMATION
---------------------------

Item 6.       Exhibits and Reports on Form 8-K ........................................................ 19

SIGNATURES
----------

CERTIFICATIONS
--------------

                           CONSOLIDATED BALANCE SHEETS
                     TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

                                                                             (Unaudited)
                                                                              August 31,     May 31,
-----------------------------------------------------------------------------------------------------
In thousands                                                                     2002         2002
-----------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash                                                                     $     7,197    $     7,430
  Receivables                                                                   57,633         56,138
  Inventories                                                                  278,365        276,482
  Deferred taxes and prepaid expenses                                           41,810         31,192
                                                                            ----------     ----------
            TOTAL CURRENT ASSETS                                               385,005        371,242

OTHER ASSETS
  Goodwill                                                                     146,474        146,474
  Real estate and investments                                                   41,869         41,524
  Deferred charges and intangibles                                              32,073         29,679
                                                                            ----------     ----------
                                                                               220,416        217,677

PROPERTY, PLANT AND EQUIPMENT
  Land and land improvements                                                   210,358        209,557
  Buildings                                                                    102,859        102,358
  Machinery and equipment                                                    1,790,808      1,779,863
  Construction in progress                                                      49,451         45,450
                                                                            ----------     ----------
                                                                             2,153,476      2,137,228
  Less allowances for depreciation                                             976,112        952,870
                                                                            ----------     ----------
                                                                             1,177,364      1,184,358
                                                                            ----------     ----------
                                                                           $ 1,782,785    $ 1,773,277
                                                                            ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable                                                   $   122,482    $   111,037
  Accrued interest, wages and other items                                       52,852         48,363
  Current portion of long-term debt                                              9,230          9,228
                                                                            ----------     ----------
            TOTAL CURRENT LIABILITIES                                          184,564        168,628

LONG-TERM DEBT                                                                 464,917        474,963

DEFERRED INCOME TAXES AND OTHER CREDITS                                        169,213        167,276

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES OF SUBSIDIARY HOLDING
  SOLELY COMPANY CONVERTIBLE DEBENTURES                                        200,000        200,000

SHAREHOLDERS' EQUITY
  Common stock, $1 par value                                                    25,067         25,067
  Additional paid-in capital                                                   260,220        260,091
  Retained earnings                                                            571,433        569,096
  Accumulated other comprehensive loss                                          (1,073)            --
  Cost of common stock in treasury                                             (91,556)       (91,844)
                                                                            ----------     ----------
                                                                               764,091        762,410
                                                                            ----------     ----------
                                                                           $ 1,782,785    $ 1,773,277
                                                                            ==========     ==========

See notes to consolidated financial statements.

                                   (Unaudited)
                        CONSOLIDATED STATEMENTS OF INCOME
                     TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

                                                                     Three months ended
                                                                         August 31,
---------------------------------------------------------------------------------------------
In thousands except per share                                        2002             2001
---------------------------------------------------------------------------------------------
NET SALES                                                         $  338,955       $  361,562

COSTS AND EXPENSES (INCOME)
  Cost of products sold                                              296,689          314,641
  Selling, general and administrative                                 26,423           28,212
  Interest                                                             8,836           12,364
  Other income                                                        (1,382)          (3,738)
                                                                  ----------       ----------
                                                                     330,566          351,479
                                                                  ----------       ----------
            INCOME BEFORE THE FOLLOWING ITEMS                          8,389           10,083

Income taxes                                                           2,686            3,284
                                                                  ----------       ----------
                                                                       5,703            6,799

Dividends on preferred securities - net of tax                        (1,788)          (1,788)
                                                                  ----------       ----------
            NET INCOME                                            $    3,915       $    5,011
                                                                  ==========       ==========

BASIC
  Average shares                                                      21,109           21,014

  Earnings per share                                              $      .19       $      .24
                                                                  ==========       ==========

DILUTED
  Average shares                                                      21,327           21,485

  Earnings per share                                              $      .18       $      .23
                                                                  ==========       ==========

Cash dividends per share                                          $     .075       $     .075
                                                                  ==========       ==========

See notes to consolidated financial statements.

                                   (Unaudited)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

                                                                     Three months ended
                                                                         August 31,
--------------------------------------------------------------------------------------------
In thousands                                                        2002             2001
--------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                      $   3,915        $   5,011
  Gain on disposal of assets                                            (51)            (123)
  Non-cash items
     Depreciation, depletion and amortization                        24,298           27,183
     Deferred taxes                                                   1,580            1,494
     Other - net                                                      1,115            2,583
  Changes in operating assets and liabilities
     Receivables                                                     (1,694)           3,304
     Inventories and prepaid expenses                               (12,484)          18,123
     Accounts payable and accrued liabilities                        15,020           23,365
     Real estate and investments                                       (580)            (329)
                                                                  ---------        ---------
         Net cash provided by operations                             31,119           80,611

INVESTING ACTIVITIES
  Capital expenditures                                              (17,423)          (6,759)
  Proceeds from disposal of assets                                      424            3,064
  Other - net                                                        (2,551)          (1,757)
                                                                  ---------        ---------
         Net cash used by investing                                 (19,550)          (5,452)

FINANCING ACTIVITIES
  Proceeds of long-term borrowing                                    60,630          100,950
  Debt retirements                                                  (70,675)        (170,991)
  Purchase of treasury shares                                            (2)            (206)
  Common dividends paid                                              (1,578)          (1,567)
  Other - net                                                          (177)           1,758
                                                                  ---------        ---------
         Net cash used by financing                                 (11,802)         (70,056)
                                                                  ---------        ---------
Increase (decrease) in cash                                            (233)           5,103

Cash at beginning of period                                           7,430            8,734
                                                                  ---------        ---------
Cash at end of period                                             $   7,197        $  13,837
                                                                  =========        =========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     Texas Industries, Inc. ("TXI" or the "Company") is a leading supplier of construction materials through two business segments: cement, aggregate and concrete products (the "CAC" segment) and structural steel and specialty bar products (the "Steel" segment). Through the CAC segment, the Company produces and sells cement, stone, sand and gravel, expanded shale and clay aggregate and concrete products from facilities concentrated in Texas, Louisiana, and California, with several products marketed throughout the United States. Through the Steel segment, the Company produces and sells structural steel, piling products, specialty bar products, merchant bar-quality rounds, reinforcing bar and channels from facilities located in Texas and Virginia, for markets in North America.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 2002, are not necessarily indicative of the results that may be expected for the year ended May 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2002.

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

     Property, Plant and Equipment. Property, plant and equipment is recorded at cost. Provisions for depreciation are computed generally using the straight-line method. Provisions for depletion of mineral deposits are computed on the basis of the estimated quantity of recoverable raw materials. Useful lives for the Company's primary operating facilities range from 10 to 20 years. Maintenance and repairs are charged to expense as incurred. Costs incurred for scheduled shut-downs to refurbish Steel facilities are amortized over the production period, typically 12 to 24 months.

     Goodwill. Goodwill identified with CAC resulted from the acquisition of Riverside Cement Company. Goodwill identified with Steel resulted from the acquisition of Chaparral Steel Company. Goodwill is tested for impairment annually by each reporting unit. An independent evaluation determined that in each case the fair value of the respective reporting unit exceeds its carrying value. The carrying value of goodwill by business segment is summarized as follows:

       -------------------------------------------------------------------------
        In thousands                                    August       May
       -------------------------------------------------------------------------

         CAC
            Gross carrying value                      $  66,766      66,766
            Accumulated amortization                     (5,458)     (5,458)
                                                      ---------   ---------
                                                         61,308      61,308
         Steel
            Gross carrying value                        112,265     112,265
            Accumulated amortization                    (27,099)    (27,099)
                                                      ---------   ---------
                                                         85,166      85,166
                                                      ---------   ---------
                                                      $ 146,474   $ 146,474
                                                      =========   =========

     Real Estate and Investments. Surplus real estate and real estate acquired for development of high quality industrial, office and multi-use parks totaled $14.3 million at both August 31, 2002 and May 31, 2002. Investments, composed primarily of life insurance contracts which may be used to fund certain Company benefit agreements, totaled $27.6 million and $27.2 million at August 31, 2002 and May 31, 2002, respectively.

     Debt Issuance Cost. Debt issuance costs totaling $9.5 million and $9.9 million at August 31, 2002 and May 31, 2002, respectively, are associated with various debt issues and amortized over the terms of the related debt.

     Intangibles. Intangibles include non-compete agreements and other intangibles with finite lives being amortized on a straight-line basis over periods of 5 to 15 years. Their carrying value, adjusted for write-offs, totaled $3.2 million and $3.5 million, net of accumulated amortization of $5.4 million and $5.1 million at August 31, 2002 and May 31, 2002, respectively. Amortization expense of $300,000 was incurred in each of the three-month periods ended August 31, 2002 and 2001. Annual amortization expense for each of the five succeeding years is $800,000, $400,000, $400,000, $300,000 and $300,000.

     Other Credits. Other credits totaling $33.1 million and $32.1 million at August 31, 2002 and May 31, 2002, respectively, are composed primarily of liabilities related to the Company's retirement plans and deferred compensation agreements.

     Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss represents a minimum pension liability adjustment related to a defined benefit retirement plan covering certain employees and retirees of an acquired subsidiary. The minimum pension liability adjustment was $1.1 million net of tax of $600,000 at August 31, 2002. Comprehensive income which consists of net income and the minimum pension liability adjustment to shareholders' equity was $2.8 million for the three month period ended August 31, 2002.

     Net Sales. Sales are recognized when title has transferred and products are delivered. Sales are presented net of delivery costs as follows:

                                                              August 31,
        ---------------------------------------------------------------------
        In thousands                                       2002         2001
        ---------------------------------------------------------------------

        Revenues including delivery fees                $ 365,997   $ 389,435
        Freight and delivery costs                        (27,042)    (27,873)
                                                         --------    --------
        Net sales                                       $ 338,955   $ 361,562
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

     Basic and Diluted EPS are calculated as follows:

                                                                August 31,
         ---------------------------------------------------------------------
         In thousands except per share                       2002        2001
         ---------------------------------------------------------------------

         Earnings:
            Net income                                     $  3,915   $  5,011
                                                            =======    =======
         Shares:
            Weighted-average shares outstanding              21,035     20,869
            Contingently issuable shares                         74        145
                                                            -------    -------
                Basic weighted-average shares                21,109     21,014

            Stock option and award dilution                     218        471
                                                            -------    -------
                Diluted weighted-average shares *            21,327     21,485
                                                            =======    =======

         Basic earnings per share                          $    .19   $    .24
                                                            =======    =======

         Diluted earnings per share                        $    .18   $    .23
                                                            =======    =======

         * Shares excluded due to antidilutive effect:
                Preferred securities                          2,889      2,889
                Stock options and awards                        990        595


WORKING CAPITAL

     Working capital totaled $200.4 million at August 31, 2002 and $202.6 million at May 31, 2002.

     Receivables consist of:

         ---------------------------------------------------------------------
         In thousands                                      August         May
         ---------------------------------------------------------------------

         Notes and interest receivables                  $  12,811   $  13,100
         Tax refund claims                                   4,364       4,364
         Accounts receivable                                40,458      38,674
                                                          --------    --------
                                                         $  57,633   $  56,138
                                                          ========    ========


     Accounts receivable are presented net of allowances for doubtful receivables of $5.0 million at August and $4.7 million at May.

     The Company has an agreement to sell, on a revolving basis, an interest in a defined pool of trade receivables of up to $125 million. The agreement is subject to annual renewal. The maximum amount outstanding varies based upon the level of eligible receivables. Fees are variable and follow commercial paper rates. The interest sold totaled $125 million at August and May. The sales are reflected as accounts receivable reductions and as operating cash flows. As collections reduce previously sold interests, new accounts receivable are customarily sold. Fees and expenses of $800,000 and $1.4 million are included in selling, general and administrative expenses in the three-month periods ended August 31, 2002 and 2001, respectively. The Company, as agent for the purchaser, retains collection and administration responsibilities for the participating interests of the defined pool.

     Inventories consist of:

         ---------------------------------------------------------------------
         In thousands                                   August        May
         ---------------------------------------------------------------------

         Finished products                           $  83,494       $  85,818
         Work in process                                58,745          56,504
         Raw materials and supplies                    136,126         134,160
                                                      --------        --------
                                                     $ 278,365       $ 276,482
                                                      ========        ========

     Inventories are stated at cost (not in excess of market) with a majority of inventories using the last-in first-out method (LIFO). If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $6.3 million at August and May.

     Accrued interest, wages and other items consist of:

         ---------------------------------------------------------------------
         In thousands                                   August        May
         ---------------------------------------------------------------------

         Interest                                     $ 10,709       $   5,292
         Employee compensation                          15,788          21,273
         Income taxes                                    1,825           3,778
         Other                                          24,530          18,020
                                                       -------        --------
                                                      $ 52,852       $  48,363
                                                       =======        ========


LONG-TERM DEBT

     Long-term debt is comprised of the following:

         -------------------------------------------------------------------------------------------------
         In thousands                                                              August          May
         -------------------------------------------------------------------------------------------------
         Revolving credit facility maturing in 2004, interest rates
               average 3.79%                                                     $  80,000      $   90,000
         Senior notes
               Notes due through 2017, interest rates average 7.28%                200,000         200,000
               Notes due through 2008, interest rates average 7.28%                 75,000          75,000
               Notes due through 2004, interest rates average 10.2%                 16,000          16,000
         Variable-rate industrial development revenue bonds
               Bonds maturing in 2028, interest rate approximately 2.5%             50,000          50,000
               Bonds maturing in 2029, interest rate approximately 2.5%             25,000          25,000
               Bonds maturing in 2029, interest rate approximately 2.5%             20,500          20,500
         Pollution control bonds, due through 2007, interest
            rate 3.56% (75% of prime)                                                4,535           4,535
         Other, maturing through 2009, interest rates
            from 7.5% to 10%                                                         3,112           3,156
                                                                                  --------       ---------
                                                                                   474,147         484,191
         Less current maturities                                                     9,230           9,228
                                                                                  --------       ---------
                                                                                 $ 464,917      $  474,963
                                                                                  ========       =========

     Annual maturities of long-term debt for each of the five succeeding years are $9.2, $134.3, $41.2, $45.9 and $40.9 million.

     The Company has available a bank-financed $350 million long-term revolving credit facility. An interest rate at the applicable margin above either prime or LIBOR is selected at the time of each borrowing. Commitment fees at a current annual rate of .3% are paid on the unused portion of this facility. There is $80.0 million currently outstanding under this facility. In addition, $110.9 million has been utilized to support letters of credit issued primarily to secure the Company's variable-rate industrial development revenue bonds, which allows the interest rates on these bonds to closely follow the tax-exempt commercial paper rates.

     Loan agreements contain covenants that provide for restrictions on the payment of dividends on common stock and place limitations on incurring certain indebtedness, purchasing treasury stock, and making capital expenditures and certain investments. Under the most restrictive of these agreements, the Company's total debt is limited based on the ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). At August 31, 2002, $160.9 million of additional debt could have been incurred. In addition, the aggregate amount of annual fixed charges which includes cash dividends on common stock is limited based on the ratio of EBITDA to fixed charges. At August 31, 2002, $44.0 million of additional fixed charges could have been incurred. The Company is in compliance with all loan covenant restrictions.

     The amount of interest paid for the three-month periods presented was $2.1 million in 2002 and $6.2 million in 2001.

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

SHAREHOLDERS' EQUITY

     Common stock consists of:

        ----------------------------------------------------------------------
         In thousands                                        August       May
        ----------------------------------------------------------------------

         Shares authorized                                   40,000     40,000
         Shares outstanding at end of period                 21,042     21,026
         Shares held in treasury                              4,025      4,041
         Shares reserved for stock options and other          3,414      3,503


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

STOCK OPTION PLAN

     The Company's stock option plan as approved by shareholders provides that non-qualified and incentive stock options to purchase Common Stock may be granted to directors, officers and key employees at market prices at date of grant. Outstanding options become exercisable in installments beginning one year after date of grant and expire ten years later.

     A summary of option transactions for the three-month period ended August 31, 2002, follows:

        ------------------------------------------------------------------------
                                                                Weighted Average
                                        Shares Under Option       Option Price
        ------------------------------------------------------------------------

         Outstanding at June 1                2,399,153               $31.02
            Exercised                           (13,760)               25.86
            Cancelled                            (1,500)               28.55
                                             ----------                -----
         Outstanding at August 31             2,383,893               $31.05
                                             ==========                =====



     At August 31, 2002, there were 1,565,123 shares exercisable and 941,550 shares available for future grants. Outstanding options expire on various dates to January 16, 2012.

INCOME TAXES

     Federal income taxes for the interim periods ended August 31, 2002 and 2001, have been included in the accompanying financial statements on the basis of an estimated annual rate. The estimated annualized tax rate is 30.6% for 2002 compared to 31.7% for 2001. The primary reason that these respective tax rates differ from the 35% statutory corporate rate is due to percentage depletion which is tax deductible and state income tax expense. The Company made income tax payments of $2.1 million in the three-month period ended August 31, 2002 and received income tax refunds of $18.1 million in the three-month period ended August 31, 2001.

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

BUSINESS SEGMENTS

     The Company has two reportable segments: cement, aggregate and concrete products (the "CAC" segment) and steel (the "Steel" segment). The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because of significant differences in manufacturing processes, distribution and markets served. Through the CAC segment the Company produces and sells cement, stone, sand and gravel, expanded shale and clay aggregate and concrete products. Through the Steel segment, the Company produces and sells structural steel, piling products, specialty bar products, merchant bar-quality rounds, reinforcing bar and channels. Operating profit is net sales less operating costs and expenses, excluding general corporate expenses and interest expense. Operating results and certain other financial data for the Company's business segments are presented on pages 14 and 15 under "Business Segments" of Management's Discussion and Analysis of Financial Condition and Results of Operations, and are incorporated herein by reference.

                                    EXHIBIT A

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
Texas Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Texas Industries, Inc. and subsidiaries (the Company) as of August 31, 2002 and the related condensed consolidated statements of income and cash flows for the three-month periods ended August 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of May 31, 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended [not presented herein] and in our report dated July 9, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                  /s/ Ernst & Young LLP
                                                  ---------------------

Dallas, Texas
September 18, 2002

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Comparison of operations and financial condition for the three-month period ended August 31, 2002 to the three-month period ended August 31, 2001.

BUSINESS SEGMENTS

     The Company is a leading supplier of construction materials through two business segments: cement, aggregate and concrete products (the "CAC" segment); and structural steel and specialty bar products (the "Steel" segment). Through the CAC segment, the Company produces and sells cement, stone, sand and gravel, expanded shale and clay aggregate and concrete products. Through the Steel segment, the Company produces and sells structural steel, piling products, specialty bar products, merchant bar-quality rounds, reinforcing bar and channels.

     Corporate resources include administration, financial, legal, environmental, human resources and real estate activities that are not allocated to operations and are excluded from operating profit.

                                                                            Three months ended
                                                                                August 31,
      --------------------------------------------------------------------------------------------
      In thousands                                                        2002             2001
      --------------------------------------------------------------------------------------------
      TOTAL SALES
           Cement                                                     $    93,785      $    94,492
           Ready-mix                                                       59,007           65,995
           Stone, sand & gravel                                            28,136           34,555
           Structural mills                                               119,919          127,407
           Bar mill                                                        31,085           29,966

      UNITS SHIPPED
           Cement (tons)                                                    1,327            1,320
           Ready-mix (cubic yards)                                          1,010            1,111
           Stone, sand & gravel (tons)                                      4,951            6,113
           Structural mills (tons)                                            367              404
           Bar mill (tons)                                                     99              101

      NET SALES
           Cement                                                     $    76,417      $    75,117
           Ready-mix                                                       58,925           65,933
           Stone, sand & gravel                                            19,854           25,590
           Other products                                                  28,492           32,482
                                                                        ---------         --------
           TOTAL CAC                                                      183,688          199,122

           Structural mills                                               119,919          127,407
           Bar mill                                                        31,085           29,966
           Other                                                            4,263            5,067
                                                                        ---------         --------
           TOTAL STEEL                                                    155,267          162,440
                                                                        ---------         --------
           TOTAL NET SALES                                            $   338,955      $   361,562
                                                                        =========         ========

                                                                               Three months ended
                                                                                   August 31,
       ----------------------------------------------------------------------------------------------
         In thousands                                                         2002             2001
       ----------------------------------------------------------------------------------------------
         CAC OPERATIONS
              Gross profit                                                 $  51,769        $  61,514
              Less: Depreciation, depletion &
                      amortization                                            11,922           12,299
                    Selling, general & administrative                         12,020           12,301
                    Other income                                                (601)            (458)
                                                                           ---------        ---------
              OPERATING PROFIT                                                28,428           37,372

         STEEL OPERATIONS
              Gross profit                                                    13,986           11,717
              Less: Depreciation & amortization                               11,938           14,516
                    Selling, general & administrative                          5,978            6,932
                    Other income                                                (723)          (2,837)
                                                                           ---------        ---------
              OPERATING LOSS                                                  (3,207)          (6,894)
                                                                           ---------        ---------
         TOTAL OPERATING PROFIT                                               25,221           30,478

         CORPORATE RESOURCES
              Other income                                                        58              443
              Less: Depreciation & amortization                                  438              368
                    Selling, general & administrative                          7,616            8,106
                                                                           ---------        ---------
                                                                              (7,996)          (8,031)

         INTEREST EXPENSE                                                     (8,836)         (12,364)
                                                                           ---------        ---------

         INCOME BEFORE TAXES & OTHER ITEMS                                 $   8,389        $  10,083
                                                                           =========        =========

RESULTS OF OPERATIONS

Operating Profit - August 2002 Quarter Compared to August 2001 Quarter

     Operating profit at $25.2 million decreased 17% from the prior year period. CAC profit declined $8.9 million as lower ready-mix and aggregate shipments were offset in part by improved cement margins due to lower energy and maintenance costs. Steel operating results improved $3.7 million as higher realized prices and lower depreciation expense was offset in part by increased scrap costs and lower shipments. Although demand for building materials in the Company's CAC markets has declined it remains at satisfactory levels. Overall demand for structural steel is down from prior year levels due to the lower level of non-residential construction. Since it is not possible to predict with any confidence when these markets will change, the Company is focused on reducing costs, maintaining desirable market share and continuing to generate operating cash flows.

     Net Sales. Consolidated net sales for the August 2002 quarter were $339.0 million compared to $361.6 million for the prior year period. CAC sales at $183.7 million were down 8%. Total cement sales declined slightly on 2% lower average trade prices. Ready-mix sales declined $7.0 million on 9% lower volume and 2% lower average prices. Aggregate sales declined $6.4 million on 19% lower shipments and 2% lower average prices. Wet weather and softening demand in the Company's Texas markets reduced ready-mix and aggregate shipments in the quarter. Steel sales at $155.3 million were down 4%. Structural steel sales declined $7.5 million on 9% lower shipments at 4% higher realized prices. Bar mill sales increased $1.1 million on 6% higher prices.

     Operating Costs. Consolidated cost of products sold including depreciation, depletion and amortization was $296.7 million, a decrease of $17.9 million from the prior year period. CAC costs were $143.5 million, a decrease of $5.9 million, due to a 7% reduction in unit cement manufacturing costs and lower ready-mix volume. Steel costs were $153.2 million, a decrease of $12.0 million, as lower shipments were offset in part by higher scrap costs.

     CAC selling, general and administrative expenses including depreciation and amortization at $12.4 million decreased $400,000 and Steel expenses at $6.0 million decreased $900,000 due to lower general expenses.

Corporate Resources

     Selling, general and administrative expenses including depreciation and amortization at $8.1 million decreased $400,000 on lower costs associated with the Company's agreement to sell receivables. Other income decreased $400,000 on lower interest income.

Interest Expense

     Interest expense at $8.8 million decreased $3.5 million from the prior year period due primarily to lower average borrowings under the Company's revolving credit facility and to a lesser extent lower interest rates.

Income Taxes

     The Company's current effective tax rate is estimated at 30.6% compared to 31.7% in the prior year period. The primary reason that the tax rate differs from the 35% statutory corporate rate is due to percentage depletion that is tax deductible and state income tax expense.

Dividends on Preferred Securities - Net of Tax

     Dividends on preferred securities of subsidiary net of tax benefit amounted to $1.8 million in each period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of liquidity, in addition to cash from operations, include a credit facility and an agreement to sell trade accounts receivable.

     The Company has available a $350 million revolving credit facility that expires in March 2004. At August 31, 2002, $80.0 million was outstanding under the credit facility and an additional $110.9 million had been utilized to support letters of credit. The credit facility agreement limits the Company's total debt based on the ratio of debt to earnings before interest, taxes, depreciation and amortization. At August 31, 2002, $160.9 million of additional debt could have been incurred.

     The Company has an agreement to sell, on a revolving basis, an interest in a defined pool of trade accounts receivable of up to $125 million. At August 31, 2002, the entire amount available under this agreement had been sold.

     The Company historically has financed its major capital expansion projects with cash from operations and long-term borrowing. Working capital requirements and capital expenditures for normal replacement and technological upgrades of existing equipment and expansions of its operations are funded with cash from operations. The fiscal year 2003 capital expenditure budget for these activities is estimated currently at approximately $75 million. In addition, the Company leases certain mobile and other equipment used in its operations under operating leases that in the normal course of business are renewed or replaced by other leases. The Company's contractual obligations for long-term debt, operating leases and preferred securities of subsidiary are essentially unchanged from May 31, 2002 except for the $10 million reduction in the outstanding balance on the revolving credit facility.

     The Company expects cash from operations, borrowings under its current or similar revolving credit facility and its agreement to sell trade accounts receivable to be sufficient to provide funds for capital expenditure commitments, scheduled debt repayments and working capital needs.

Cash Flows

     Net cash provided by operating activities was $31.1 million, a decrease of $49.5 million from the prior year period. The decrease was primarily the result of changes in Steel inventories and prepaid expenses. In the current period, a scheduled shutdown to refurbish the Steel production facilities increased prepaid expenses $10.8 million. In the prior year period, Steel inventories were reduced $17.2 million as the Company lowered Steel production to bring inventory levels in line with market conditions. The prior year period operating cash flow also included the collection of a tax refund claim of $18.1 million that offset an increase in Steel receivables of $16.4 million due to higher shipments.

     Net cash used by investing activities was $19.6 million, compared to $5.5 million during the prior year period, consisting principally of capital expenditures for normal replacement and technological upgrades of existing equipment and expansions of the Company's operations. Capital expenditures for these activities in the August 2002 quarter were $17.4 million, an increase of $10.7 million from the prior year period.

     Net cash used by financing activities was $11.8 million, compared to $70.1 million during the prior year period. The outstanding balance on the Company's revolving credit facility was reduced $10.0 million. The Company's quarterly cash dividend of $.075 per common share remained unchanged from the prior year.

OTHER ITEMS

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

Market Risk

     The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. Because of the short duration of the Company's investments, changes in market interest rates would not have a significant impact on their fair value. The current fair value of the Company's long-term debt, including current maturities, does not exceed its carrying value. Market risk, when estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in the Company's weighted average long-term borrowing rate, would not have a significant impact on the carrying value of long-term debt. Expected maturity dates and average interest rates of long-term debt are essentially unchanged from May 31, 2002.

Critical Accounting Policies

     The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Changes in the facts and circumstances could have a significant impact on the resulting financial statements. The critical accounting policies that affect its more complex judgments and estimates are described in the Company's Annual Report on Form 10-K for the year ended May 31, 2002.

New Accounting Pronouncements

     Effective June 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Its adoption did not have an immediate effect on the financial statements of the Company.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

     Certain statements contained in this quarterly report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the impact of competitive pressures and changing economic and financial conditions on the Company's business, construction activity in the Company's markets, abnormal periods of inclement weather, changes in the cost of raw materials, fuel, and energy and the impact of environmental laws and other regulations. For further information refer to the Company's Annual Report on Form 10-K for the year ended May 31, 2002.

Item 4.   Controls and Procedures

     Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     The following exhibits are included herein:

         (15)  Letter re: Unaudited Interim Financial Information

     The remaining exhibits have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

     The Registrant filed the following report on Form 8-K during the three-month period ended August 31, 2002:

         August 22, 2002, reporting (i) the certifications made by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) to accompany the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2002; and (ii) the sworn statements submitted by the Principal Executive Officer and Principal Financial Officer pursuant to the Securities and Exchange Commission Order No. 4-460.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TEXAS INDUSTRIES, INC.




October 11, 2002                    /s/  Richard M. Fowler
----------------                    ----------------------
                                    Richard M. Fowler
                                    Executive Vice President - Finance and Chief
                                     Financial Officer
                                    (Principal Financial Officer)




October 11, 2002                    /s/  James R. McCraw
----------------                    --------------------
                                    James R. McCraw
                                    Vice President - Accounting and Information
                                     Services
                                    (Principal Accounting Officer)

                                 CERTIFICATIONS

I, Robert D. Rogers, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Texas Industries, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 11, 2002

                                    /s/                 Robert D. Rogers
                                    --------------------------------------------
                                    Robert D. Rogers
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

I, Richard M. Fowler, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Texas Industries, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 11, 2002

                                    /s/           Richard M. Fowler
                                    --------------------------------------------
                                    Richard M. Fowler
                                    Executive Vice President - Finance and Chief
                                     Financial Officer
                                    (Principal Financial Officer)

                                INDEX TO EXHIBITS

Exhibits                                                                    Page

   15.  Letter re: Unaudited Interim Financial Information...............     24