Form 10-Q
period 2002-11-30
TEXAS INDUSTRIES INC
filed 2002-12-30
CIK 97472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission File Number  1-4887

TEXAS INDUSTRIES, INC.
(Exact name of registrant as specified in the charter)

Delaware	75-0832210
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1341 West Mockingbird Lane, Suite 700W, Dallas, Texas	75247-6913
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (972) 647-6700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of December 27, 2002, 21,050,710 shares of Registrant’s Common Stock, $1.00 par value, were outstanding.

INDEX

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	(Unaudited) November 30, 2002	May 31, 2002
	In thousands
ASSETS
CURRENT ASSETS
Cash	$4,471	$7,430
Receivables	39,849	56,138
Inventories	277,053	276,482
Deferred taxes and prepaid expenses	42,327	31,192

TOTAL CURRENT ASSETS	363,700	371,242

OTHER ASSETS
Goodwill	146,474	146,474
Real estate and investments	44,663	41,524
Deferred charges and intangibles	24,846	29,679

	215,983	217,677

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	213,058	209,557
Buildings	103,644	102,358
Machinery and equipment	1,781,779	1,779,863
Construction in progress	52,561	45,450

	2,151,042	2,137,228
Less allowances for depreciation	982,340	952,870

	1,168,702	1,184,358

	$1,748,385	$1,773,277

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$127,030	$111,037
Accrued interest, wages and other items	54,514	48,363
Current portion of long-term debt	9,236	9,228

TOTAL CURRENT LIABILITIES	190,780	168,628

LONG-TERM DEBT	434,509	474,963

DEFERRED INCOME TAXES AND OTHER CREDITS	163,680	167,276

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY HOLDING SOLELY COMPANY CONVERTIBLE DEBENTURES	199,937	200,000

SHAREHOLDERS’ EQUITY
Common stock, $1 par value	25,067	25,067
Additional paid-in capital	260,259	260,091
Retained earnings	566,515	569,096
Accumulated other comprehensive loss	(860)	—
Cost of common stock in treasury	(91,502)	(91,844)

	759,479	762,410

	$1,748,385	$1,773,277

See notes to consolidated financial statements.

(Unaudited)
CONSOLIDATED STATEMENTS OF OPERATIONS
TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Three months ended November 30,		Six months ended November 30,
	2002	2001	2002	2001
	In thousands except per share
NET SALES	$310,488	$335,487	$649,443	$697,049

COSTS AND EXPENSES (INCOME)
Cost of products sold	288,257	280,507	584,946	595,148
Selling, general and administrative	21,410	28,009	47,833	56,221
Interest	8,556	10,697	17,392	23,061
Other income	(1,124)	(10,669)	(2,506)	(14,407)

	317,099	308,544	647,665	660,023

INCOME (LOSS) BEFORE THE FOLLOWING ITEMS	(6,611)	26,943	1,778	37,026

Income taxes (benefit)	(5,057)	8,566	(2,371)	11,850

	(1,554)	18,377	4,149	25,176

Dividends on preferred securities—net of tax	(1,786)	(1,787)	(3,574)	(3,575)

NET INCOME (LOSS)	$(3,340)	$16,590	$575	$21,601

BASIC
Average shares	21,118	21,068	21,114	21,041

Earnings (loss) per share	$(.16)	$.79	$.03	$1.03

DILUTED
Average shares	21,118	24,284	21,272	21,440

Earnings (loss) per share	$(.16)	$.76	$.03	$1.01

Cash dividends per share	$.075	$.075	$.15	$.15

See notes to consolidated financial statements.

(Unaudited)
CONSOLIDATED STATEMENTS OF CASH FLOWS
TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Six months ended November 30,
	2002	2001
	In thousands
OPERATING ACTIVITIES
Net income	$575	$21,601
Loss (gain) on disposal of assets	317	(858)
Non-cash items
Depreciation, depletion and amortization	48,733	53,061
Deferred taxes	(4,677)	6,343
Other—net	2,229	615
Changes in operating assets and liabilities
Receivables sold	(5,695)	—
Receivables	12,436	20,292
Inventories and prepaid expenses	(11,623)	11,581
Accounts payable and accrued liabilities	21,611	9,324
Real estate and investments	699	(1,321)

Net cash provided by operations	64,605	120,638

INVESTING ACTIVITIES
Capital expenditures	(33,502)	(10,880)
Proceeds from disposal of assets	10,061	4,957
Other—net	59	(1,326)

Net cash used by investing	(23,382)	(7,249)

FINANCING ACTIVITIES
Proceeds of long-term borrowing	104,630	181,850
Debt retirements	(145,082)	(287,349)
Purchase of treasury shares	(2)	(206)
Common dividends paid	(3,156)	(3,136)
Other—net	(572)	1,575

Net cash used by financing	(44,182)	(107,266)

Increase (decrease) in cash	(2,959)	6,123

Cash at beginning of period	7,430	8,734

Cash at end of period	$4,471	$14,857

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Texas Industries, Inc. (“TXI” or the “Company”) is a leading supplier of construction materials through two business segments: cement, aggregate and concrete products (the “CAC” segment) and structural steel and specialty bar products (the “Steel” segment). Through the CAC segment, the Company produces and sells cement, stone, sand and gravel, expanded shale and clay aggregate and concrete products from facilities concentrated in Texas, Louisiana, and California, with several products marketed throughout the United States. Through the Steel segment, the Company produces and sells structural steel, piling products, specialty bar products, merchant bar-quality rounds, reinforcing bar and channels from facilities located in Texas and Virginia, for markets in North America.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended November 30, 2002, are not necessarily indicative of the results that may be expected for the year ended May 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2002.

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

	November	May
	In thousands
CAC
Gross carrying value	$66,766	$66,766
Accumulated amortization	(5,458)	(5,458)

	61,308	61,308
Steel
Gross carrying value	112,265	112,265
Accumulated amortization	(27,099)	(27,099)

	85,166	85,166

	$146,474	$146,474

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

Real Estate and Investments.    Surplus real estate and real estate acquired for development of high quality industrial, office and multi-use parks totaled $12.4 million and $14.3 million at November 30, 2002 and May 31, 2002, respectively. Investments, composed primarily of life insurance contracts which may be used to fund certain Company benefit agreements, totaled $32.3 million and $27.2 million at November 30, 2002 and May 31, 2002, respectively.

Debt Issuance Cost.    Debt issuance costs totaling $9.1 million and $9.9 million at November 30, 2002 and May 31, 2002, respectively, are associated with various debt issues and amortized over the terms of the related debt.

Intangibles.    Intangibles include non-compete agreements and other intangibles with finite lives being amortized on a straight-line basis over periods of 5 to 15 years. Their carrying value, adjusted for write-offs, totaled $3.0 million and $3.5 million, net of accumulated amortization of $5.6 million and $5.1 million at November 30, 2002 and May 31, 2002, respectively. Amortization expense of $500,000 and $600,000 was incurred in the six-month periods ended November 30, 2002 and 2001, respectively. Annual amortization expense for each of the five succeeding years is $600,000, $400,000, $300,000, $300,000 and $300,000.

Other Credits.    Other credits totaling $33.6 million and $32.1 million at November 30, 2002 and May 31, 2002, respectively, are composed primarily of liabilities related to the Company’s retirement plans and deferred compensation agreements.

Accumulated Other Comprehensive Loss.    Accumulated other comprehensive loss represents a minimum pension liability adjustment related to a defined benefit retirement plan covering certain employees and retirees of an acquired subsidiary. The minimum pension liability adjustment was $900,000 net of tax of $400,000 at November 30, 2002. Comprehensive loss which consists of net income and the minimum pension liability adjustment to shareholders’ equity was $300,000 for the six-month period ended November 30, 2002.

Net Sales.    Sales are recognized when title has transferred and products are delivered. Sales are presented net of delivery costs as follows:

	Three months ended November 30,		Six months ended November 30,
	2002	2001	2002	2001
	In thousands
Revenues including delivery fees	$337,670	$360,733	$703,667	$750,168
Freight and delivery costs	(27,182)	(25,246)	(54,224)	(53,119)

Net sales	$310,488	$335,487	$649,443	$697,049

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

Basic and Diluted EPS are calculated as follows:

	Three months ended November 30,		Six months ended November 30,
	2002	2001	2002	2001
	In thousands except per share
Earnings:
Net income (loss)	$(3,340)	$16,590	$575	$21,601

Basic earnings (loss)	(3,340)	16,590	575	21,601
Dividends on preferred securities—net of tax	—	1,787	—	—

Diluted earnings (loss)	$(3,340)	$18,377	$575	$21,601

Shares:
Weighted-average shares outstanding	21,043	20,923	21,039	20,896
Contingently issuable shares	75	145	75	145

Basic weighted-average shares	21,118	21,068	21,114	21,041
Preferred securities	—	2,889	—	—
Stock option and award dilution	—	327	158	399

Diluted weighted-average shares *	21,118	24,284	21,272	21,440

Basic earnings (loss) per share	$(.16)	$.79	$.03	$1.03

Diluted earnings (loss) per share	$(.16)	$.76	$.03	$1.01

* Shares excluded due to antidilutive effect:
Preferred securities	2,888	—	2,888	2,889
Stock options and awards	2,402	584	1,490	589

WORKING CAPITAL

Working capital totaled $172.9 million at November 30, 2002 and $202.6 million at May 31, 2002.

Receivables consist of:

	November	May
	In thousands
Notes and interest receivable	$3,002	$13,100
Tax refund claims	4,364	4,364
Accounts receivable	32,483	38,674

	$39,849	$56,138

Accounts receivable are presented net of allowances for doubtful receivables of $5.3 million at November and $4.7 million at May.

        The Company has an agreement to sell, on a revolving basis, an interest in a defined pool of trade receivables of up to $125 million. The agreement is subject to annual renewal. The maximum amount outstanding varies based upon the level of eligible receivables. Fees are variable and follow commercial paper rates. The interest sold totaled $119.3 million at November and $125 million at May. The sales are reflected as accounts receivable reductions and as operating cash flows. As collections reduce previously sold interests, new accounts receivable are customarily sold. Fees and expenses of $1.6 million and $2.6 million are included in selling, general and administrative expenses in the six-month periods ended November 30, 2002 and 2001, respectively. The Company, as agent for the purchaser, retains collection and administration responsibilities for the participating interests of the defined pool.

WORKING CAPITAL-Continued

Inventories consist of:

	November	May
	In thousands
Finished products	$85,295	$85,818
Work in process	57,214	56,504
Raw materials and supplies	134,544	134,160

	$277,053	$276,482

Inventories are stated at cost (not in excess of market) with a majority of inventories using the last-in, first-out method (LIFO). If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $7.7 million at November and $6.3 million at May.

Accrued interest, wages and other items consist of:

	November	May
	In thousands
Interest	$5,117	$5,292
Employee compensation	20,787	21,273
Income taxes	1,679	3,778
Property taxes and other	26,931	18,020

	$54,514	$48,363

LONG-TERM DEBT

Long-term debt is comprised of the following:

	November	May
	In thousands
Revolving credit facility maturing in 2004, interest rates average 3.55%	$50,000	$90,000
Senior notes
Notes due through 2017, interest rates average 7.28%	200,000	200,000
Notes due through 2008, interest rates average 7.28%	75,000	75,000
Notes due through 2004, interest rates average 10.2%	16,000	16,000
Variable-rate industrial development revenue bonds
Bonds maturing in 2028, interest rate approximately 2.5%	50,000	50,000
Bonds maturing in 2029, interest rate approximately 2.5%	25,000	25,000
Bonds maturing in 2029, interest rate approximately 2.5%	20,500	20,500
Pollution control bonds, due through 2007, interest rate 3.19% (75% of prime)	4,195	4,535
Other, maturing through 2009, interest rates from 7.5% to 10%	3,050	3,156

	443,745	484,191
Less current maturities	9,236	9,228

	$434,509	$474,963

Annual maturities of long-term debt for each of the five succeeding years are $9.2, $104.3, $41.2, $45.9 and $41.7 million.

LONG-TERM DEBT-Continued

The Company has available a bank-financed $350 million long-term revolving credit facility. An interest rate at the applicable margin above either prime or LIBOR is selected at the time of each borrowing. Commitment fees at a current annual rate of .3% are paid on the unused portion of this facility. At November 30, 2002, $50.0 million was outstanding under this facility. In addition, $114.4 million has been utilized to support letters of credit issued primarily to secure the Company’s variable-rate industrial development revenue bonds, which allows the interest rates on these bonds to closely follow the tax-exempt commercial paper rates.

Loan agreements contain covenants that provide for restrictions on the payment of dividends on common stock and place limitations on incurring certain indebtedness, purchasing treasury stock, and making capital expenditures and certain investments. Under the most restrictive of these agreements, the Company’s total debt is limited based on the ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). At November 30, 2002, $62.8 million of additional debt could have been incurred. In addition, the aggregate amount of annual fixed charges which includes cash dividends on common stock is limited based on the ratio of EBITDA to fixed charges. At November 30, 2002, $27.7 million of additional fixed charges could have been incurred. The Company is in compliance with all loan covenant restrictions.

The amount of interest paid for the six-month periods presented was $18.3 million in 2002 and $25.5 million in 2001.

PREFERRED SECURITIES OF SUBSIDIARY

On June 5, 1998, TXI Capital Trust I (the “Trust”), a Delaware business trust wholly owned by the Company, issued 4,000,000 of its 5.5% Shared Preference Redeemable Securities (“Preferred Securities”) to the public for gross proceeds of $200 million. The combined proceeds from the issuance of the Preferred Securities and the issuance to the Company of the common securities of the Trust were invested by the Trust in $206.2 million aggregate principal amount of 5.5% convertible subordinated debentures due June 30, 2028 (the “Debentures”) issued by the Company. At November 30, 2002, 3,998,744 Preferred Securities and $206.1 million aggregate principal amount of Debentures were outstanding. The Debentures are the sole assets of the Trust.

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

SHAREHOLDERS’ EQUITY

Common stock consists of:

	November	May
	In thousands
Shares authorized	40,000	40,000
Shares outstanding at end of period	21,045	21,026
Shares held in treasury	4,022	4,041
Shares reserved for stock options and other	3,413	3,503

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

A summary of option transactions for the six-month period ended November 30, 2002, follows:

	Shares Under Option	Weighted Average Option Price
Outstanding at June 1	2,399,153	$31.02
Granted	15,000	23.86
Exercised	(15,760)	24.52
Cancelled	(6,950)	33.38

Outstanding at November 30	2,391,443	$31.01

At November 30, 2002, there were 1,577,673 shares exercisable and 932,000 shares available for future grants. Outstanding options expire on various dates to October 15, 2012.

INCOME TAXES

Federal income taxes for the interim periods ended November 30, 2002 and 2001, have been included in the accompanying financial statements on the basis of an estimated annual rate. The primary reason that the tax rate differs from the 35% statutory corporate rate is due to percentage depletion that is tax deductible and state income tax expense. Applying these differences to the estimated current year pre-tax income resulted in an estimated annualized effective tax rate for 2002 of 115.4% compared to 31.5% for 2001. The tax benefit attributed to dividends on preferred securities is based on the incremental tax rate of 35%. The Company made income tax payments of $2.5 million and $600,000 in the six-month periods ended November 30, 2002 and 2001, respectively and received income tax refunds of $18.1 million in the six-month period ended November 30, 2001.

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

A wholly owned subsidiary of the Company based in California received a complaint from the California air regulatory authorities in connection with its manufacturing operations. The subsidiary makes lightweight clay aggregate by heating clay pellets in two natural gas-fired kilns. The complaint alleges violations of the subsidiary’s air emissions permit, but does not specify the amount of any monetary sanction which may be sought. The amount of any possible sanctions is not currently estimable. The Company believes that the subsidiary is in substantial compliance with its permit limitations.

The Company and subsidiaries are defendants in lawsuits which arose in the normal course of business. In management’s judgment (based on the opinion of counsel) the ultimate liability, if any, from such legal proceedings will not have a material effect on the consolidated financial position or results of operations of the Company.

BUSINESS SEGMENTS

The Company has two reportable segments: cement, aggregate and concrete products (the “CAC” segment) and steel (the “Steel” segment). The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because of significant differences in manufacturing processes, distribution and markets served. Through the CAC segment, the Company produces and sells cement, stone, sand and gravel, expanded shale and clay aggregate and concrete products. Through the Steel segment, the Company produces and sells structural steel, piling products, specialty bar products, merchant bar-quality rounds, reinforcing bar and channels. Operating profit is net sales less operating costs and expenses, excluding general corporate expenses and interest expense. Operating results and certain other financial data for the Company’s business segments are presented on pages 14 and 15 under “Business Segments” of Management’s Discussion and Analysis of Financial Condition and Results of Operations, and are incorporated herein by reference.

EXHIBIT A

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

Board of Directors
Texas Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Texas Industries, Inc. and subsidiaries (the Company) as of November 30, 2002 and the related condensed consolidated statements of operations for the three-month and six-month periods ended November 30, 2002 and 2001, and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of May 31, 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended [not presented herein] and in our report dated July 9, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/    Ernst & Young LLP

Dallas, Texas
December 19, 2002

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of operations and financial condition for the three-month and six-month periods ended November 30, 2002 to the three-month and six-month periods ended November 30, 2001.

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

	Three months ended November 30,		Six months ended November 30,
	2002	2001	2002	2001
	In thousands
TOTAL SALES
Cement	$82,919	$86,236	$176,704	$180,728
Ready-mix	52,268	58,287	111,275	124,282
Stone, sand & gravel	25,854	29,761	53,990	64,316
Structural mills	117,580	129,166	237,499	256,573
Bar mill	26,360	27,572	57,445	57,538

UNITS SHIPPED
Cement (tons)	1,200	1,183	2,527	2,503
Ready-mix (cubic yards)	909	983	1,919	2,094
Stone, sand & gravel (tons)	4,661	5,027	9,612	11,140
Structural mills (tons)	378	384	745	788
Bar mill (tons)	81	91	180	192

NET SALES
Cement	$67,431	$66,705	$143,848	$141,822
Ready-mix	52,235	58,218	111,160	124,151
Stone, sand & gravel	17,554	21,788	37,408	47,378
Other products	25,048	25,816	53,540	58,298

TOTAL CAC	162,268	172,527	345,956	371,649

Structural mills	117,580	129,166	237,499	256,573
Bar mill	26,360	27,572	57,445	57,538
Other	4,280	6,222	8,543	11,289

TOTAL STEEL	148,220	162,960	303,487	325,400

TOTAL NET SALES	$310,488	$335,487	$649,443	$697,049

	Three months ended November 30,		Six months ended November 30,
	2002	2001	2002	2001
	In thousands
CAC OPERATIONS
Gross profit	$42,579	$52,793	$94,348	$114,307
Less: Depreciation, depletion & amortization	11,966	10,995	23,888	23,294
Selling, general & administrative	9,465	11,680	21,485	23,981
Other income	(477)	(1,196)	(1,078)	(1,654)

OPERATING PROFIT	21,625	31,314	50,053	68,686

STEEL OPERATIONS
Gross profit	3,276	27,214	17,262	38,931
Less: Depreciation & amortization	12,017	14,509	23,955	29,025
Selling, general & administrative	4,604	8,936	10,582	15,868
Other income	539	(8,911)	(184)	(11,748)

OPERATING PROFIT (LOSS)	(13,884)	12,680	(17,091)	5,786

TOTAL OPERATING PROFIT	7,741	43,994	32,962	74,472

CORPORATE RESOURCES
Other income	1,186	562	1,244	1,005
Less: Depreciation & amortization	452	374	890	742
Selling, general & administrative	6,530	6,542	14,146	14,648

	(5,796)	(6,354)	(13,792)	(14,385)

INTEREST EXPENSE	(8,556)	(10,697)	(17,392)	(23,061)

INCOME (LOSS) BEFORE TAXES & OTHER ITEMS	$(6,611)	$26,943	$1,778	$37,026

RESULTS OF OPERATIONS

Operating Profit – November 2002 Periods Compared to November 2001 Periods

Operating profit for the current quarter was $7.7 million, compared to $44.0 million for the prior year quarter. Operating profit for the current six-month period was $33.0 million, compared to $74.5 million for the prior year period.

CAC profit declined $9.7 million for the quarter and $18.6 million for the six-month period. Wet weather and softening demand in the Company’s Texas markets reduced ready-mix and aggregate shipments. Cement margins for the six-month period remain in line with the prior year period as lower unit manufacturing costs were offset by lower trade prices.

Steel operating profit excluding pre-tax income of $8.5 million in the November 2001 quarter and six-month period from the Company’s litigation against certain graphite electrode suppliers declined $18.1 million for the quarter and $14.4 million for the six-month period. The impact of imports has resulted in a very competitive market. Realized prices for structural steel have declined significantly as the Company has sought to maintain market share.

Net Sales.    Consolidated net sales for the current quarter were $310.5 million, compared to $335.5 million for the prior year quarter. Consolidated net sales for the current six-month period were $649.4 million, compared to $697.0 million for the prior year period.

CAC net sales were down from the prior year periods, 6% for the quarter and 7% for the six-month period, reflecting somewhat lower cement prices and decreased ready-mix and aggregate shipments. Total cement sales decreased from the prior year periods as average trade prices declined 3% in the current quarter and 2% in the current six-month period on comparable shipments. Ready-mix sales decreased from the prior year periods on 8% lower volume in both the current quarter and six-month period. Average trade prices were 3% lower in the current quarter and 2% lower in the current six-month period. Aggregate sales decreased from the prior year periods on 7% lower shipments in the current quarter and 14% lower shipments in the current six-month period. Aggregate trade prices were comparable to the prior year periods.

Steel sales were down from the prior year periods, 9% for the quarter and 7% for the six-month period, reflecting lower realized prices. Structural steel sales decreased from the prior year periods as realized prices declined 8% in the current quarter and 2% in the current six-month period on lower shipments. Bar mill sales in the current quarter decreased 4% on 11% lower shipments at 7% higher prices.

Operating Costs.    Consolidated cost of products sold including depreciation, depletion and amortization for the current quarter was $288.3 million, an increase of $7.8 million from the prior year period. Consolidated cost of products sold for the current six-month period was $584.9 million, a decrease of $10.2 million from the prior year period. CAC costs increased from the prior year $1.1 million in the quarter and decreased $4.9 million in the six-month period due to lower ready-mix volume offset by higher aggregate production. Steel costs increased from the prior year $6.7 million in the quarter and decreased $5.3 million in the six-month period as lower shipments were offset by higher scrap costs and the effect of lower realized prices on structural steel inventory valuations.

CAC selling, general and administrative expenses including depreciation and amortization decreased from the prior year, $2.3 million in the quarter and $2.7 million in the six-month period primarily due to lower incentive compensation and bad debt expense. Steel expenses decreased from the prior year, $4.3 million in the quarter and $5.3 million in the six-month period primarily due to lower incentive compensation, bad debt and general expenses.

CAC other income includes routine sales of surplus operating assets. Sales decreased from the prior year $600,000 in the quarter and $700,000 in the six-month period. Steel other income in the prior year periods included $8.5 million from the Company’s litigation against certain graphite electrode suppliers.

Corporate Resources

Selling, general and administrative expenses including depreciation and amortization increased from the prior year $100,000 in the quarter and decreased $400,000 in the six-month period as lower costs associated with the Company’s agreement to sell receivables were offset by higher non-qualified retirement plan expense. Other income increased from the prior year due to higher interest income.

Interest Expense

Interest expense for the current six-month period at $17.4 million decreased $5.7 million from the prior year period due primarily to lower average borrowings under the Company’s revolving credit facility and to a lesser extent lower interest rates.

Income Taxes

Federal income taxes for the interim periods ended November 30, 2002 and 2001, are based on an estimated annual rate. The primary reason that the tax rate differs from the 35% statutory corporate rate is due to percentage depletion that is tax deductible and state income tax expense. Applying these differences to the estimated current year pre-tax income resulted in an estimated annualized effective tax rate for 2002 of 115.4% compared to 31.5% for 2001. The tax benefit attributed to dividends on preferred securities is based on the incremental tax rate of 35%.

Dividends on Preferred Securities – Net of Tax

Dividends on preferred securities of subsidiary net of tax benefit amounted to $3.6 million in each six-month period.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s sources of liquidity, in addition to cash from operations, include a credit facility and an agreement to sell trade accounts receivable.

The Company has available a $350 million revolving credit facility that expires in March 2004. At November 30, 2002, $50.0 million was outstanding under the credit facility and an additional $114.4 million had been utilized to support letters of credit. The credit facility agreement limits the Company’s total debt based on the ratio of debt to earnings before interest, taxes, depreciation and amortization. At November 30, 2002, $62.8 million of additional debt could have been incurred.

The Company has an agreement to sell, on a revolving basis, an interest in a defined pool of trade accounts receivable of up to $125 million. The maximum amount outstanding varies based upon the level of eligible receivables. At November 30, 2002, the maximum amount of eligible receivables, $119.3 million, had been sold.

The Company historically has financed its major capital expansion projects with cash from operations and long-term borrowing. Working capital requirements and capital expenditures for normal replacement and technological upgrades of existing equipment and expansions of its operations are funded with cash from operations. The fiscal year 2003 capital expenditure budget for these activities is estimated currently at approximately $50 million. In addition, the Company leases certain mobile and other equipment used in its operations under operating leases that in the normal course of business are renewed or replaced by other leases. The Company’s contractual obligations for long-term debt, operating leases and preferred securities of subsidiary are essentially unchanged from May 31, 2002 except for the $40 million reduction in the outstanding balance on the revolving credit facility.

The Company expects cash from operations, borrowings under its revolving credit facility and its agreement to sell trade accounts receivable to be sufficient to provide funds for capital expenditure commitments, scheduled debt repayments and working capital needs.

Cash Flows

Net cash provided by operating activities for the current six-month period was $64.6 million, a decrease of $56.0 million from the prior year period. The decrease in operating cash flow was primarily the result of lower operating profit and changes in Steel inventories and prepaid expenses. In the current period, a scheduled shutdown to refurbish the Steel production facilities increased prepaid expenses $10.4 million. In the prior year period, Steel inventories were reduced $14.6 million as the Company lowered Steel production to bring inventory levels in line with the market conditions. The prior year period operating cash flow also included the collection of a tax refund claim of $18.1 million that offset an increase in Steel receivables of $12.9 million due to higher shipments.

Net cash used by investing activities for the current six-month period was $23.4 million, compared to $7.2 million during the prior year period, consisting principally of capital expenditures for normal replacement and technological upgrades of existing equipment and expansion of the Company’s operations. Capital expenditures for these activities were $33.5 million, an increase of $22.6 million from the prior year. Proceeds from disposal of assets increased $5.1 million. Lower current sales of surplus assets were offset by the collection of notes receivable related to disposals in 2001.

Net cash used by financing activities for the current six-month period was $44.2 million, compared to $107.3 million during the prior year period. The outstanding balance on the Company’s revolving credit facility was reduced $40.0 million. The Company’s quarterly cash dividend of $.075 per common share remained unchanged from the prior year.

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

Critical Accounting Policies

The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Changes in the facts and circumstances could have a significant impact on the resulting financial statements. The critical accounting policies that affect its more complex judgments and estimates are described in the Company’s Annual Report on Form 10-K for the year ended May 31, 2002.

New Accounting Pronouncements

Effective June 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Its adoption did not have an immediate effect on the financial statements of the Company.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the
Private Securities Litigation Reform Act of 1995

Certain statements contained in this quarterly report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the impact of competitive pressures and changing economic and financial conditions on the Company’s business, construction activity in the Company’s markets, abnormal periods of inclement weather, changes in the cost of raw materials, fuel, and energy and the impact of environmental laws and other regulations. For further information refer to the Company’s Annual Report on Form 10-K for the year ended May 31, 2002.

Item 4.    Controls and Procedures

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

The information required by this item is included in the section of the Notes to Consolidated Financial Statements entitled “Legal Proceedings and Contingent Liabilities” presented in Part I on page 12 and incorporated herein by reference.

Item 4.    Submission of Matters to a Vote of Security Holders

At the Annual Meeting of the Shareholders held October 15, 2002, shareholders elected as Directors of the Company, Robert Alpert, Eugenio Clariond Reyes, and Elizabeth C. Williams to terms expiring in 2005. Votes cast to elect Robert Alpert were 19,041,827 affirmative, 206,456 opposed and 1,787,520 abstained or non-voted. Votes cast to elect Eugenio Clariond Reyes were 18,946,336 affirmative, 301,947 opposed and 1,787,520 abstained or non-voted. Votes cast to elect Elizabeth C. Williams were 18,946,619 affirmative, 301,664 opposed and 1,787,520 abstained or non-voted. Terms of office expire for the continuing directors, John M. Belk, Gordon E. Forward and James M. Hoak, Jr. in 2003 and for the continuing directors, Gerald R. Heffernan, David A. Reed, Robert D. Rogers and Ian Wachtmeister in 2004.

Item 6.    Exhibits and Reports on Form 8-K

The following exhibits are included herein:

(15)    Letter re: Unaudited Interim Financial Information

The remaining exhibits have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

The Registrant filed the following report on Form 8-K during the three-month period ended November 30, 2002:

October 11, 2002, reporting the certifications made by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) to accompany the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS INDUSTRIES, INC.

December 30, 2002	/s/ Richard M. Fowler
Richard M. Fowler
Executive Vice President – Finance and Chief Financial Officer
(Principal Financial Officer)

December 30, 2002	/s/ James R. McCraw
James R. McCraw
Vice President – Accounting and Information Services
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

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    December 30, 2002

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

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    December 30, 2002

/s/ Richard M. Fowler
Richard M. Fowler Executive Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibits		Page

15.	Letter re: Unaudited Interim Financial Information	24