Form 10-Q
period 2003-02-28
TEXAS INDUSTRIES INC
filed 2003-04-10
CIK 97472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of April 7, 2003, 21,061,412 shares of Registrant’s Common Stock, $1.00 par value, were outstanding.

INDEX

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	(Unaudited) February 28,	May 31,

In thousands	2003	2002

ASSETS
CURRENT ASSETS
Cash	$5,494	$7,430
Receivables	36,947	56,138
Inventories	283,988	276,482
Deferred taxes and prepaid expenses	38,877	31,192

TOTAL CURRENT ASSETS	365,306	371,242

OTHER ASSETS
Goodwill	146,474	146,474
Real estate and investments	43,322	41,524
Deferred charges and intangibles	24,282	29,679

	214,078	217,677

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	216,666	209,557
Buildings	103,595	102,358
Machinery and equipment	1,725,094	1,779,863
Construction in progress	50,429	45,450

	2,095,784	2,137,228
Less allowances for depreciation	944,414	952,870

	1,151,370	1,184,358

	$1,730,754	$1,773,277

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$120,049	$111,037
Accrued interest, wages and other items	46,393	48,363
Current portion of long-term debt	85,232	9,228

TOTAL CURRENT LIABILITIES	251,674	168,628

LONG-TERM DEBT	382,490	474,963

DEFERRED INCOME TAXES AND OTHER CREDITS	155,334	167,276

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY HOLDING SOLELY COMPANY CONVERTIBLE DEBENTURES	199,937	200,000

SHAREHOLDERS’ EQUITY
Common stock, $1 par value	25,067	25,067
Additional paid-in capital	260,371	260,091
Retained earnings	547,718	569,096
Accumulated other comprehensive loss	(648)	—
Cost of common stock in treasury	(91,189)	(91,844)

	741,319	762,410

	$1,730,754	$1,773,277

See notes to consolidated financial statements.

(Unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Three months ended February 28,		Nine months ended February 28,

In thousands except per share	2003	2002	2003	2002

NET SALES	$273,629	$303,502	$923,072	$1,000,551

COSTS AND EXPENSES (INCOME)
Cost of products sold	265,387	252,943	850,333	848,091
Selling, general and administrative	23,394	30,422	71,227	86,643
Interest	8,481	10,138	25,873	33,199
Other income	(447)	(1,543)	(2,953)	(15,950)

	296,815	291,960	944,480	951,983

INCOME (LOSS) BEFORE THE FOLLOWING ITEMS	(23,186)	11,542	(21,408)	48,568

Income taxes (benefit)	(7,755)	3,637	(10,126)	15,487

	(15,431)	7,905	(11,282)	33,081

Dividends on preferred securities—net of tax	(1,787)	(1,788)	(5,361)	(5,363)

NET INCOME (LOSS)	$(17,218)	$6,117	$(16,643)	$27,718

BASIC
Average shares	21,129	21,077	21,119	21,053

Earnings (loss) per share	$(.81)	$.29	$(.79)	$1.32

DILUTED
Average shares	21,129	21,525	21,119	21,468

Earnings (loss) per share	$(.81)	$.28	$(.79)	$1.29

Cash dividends per share	$.075	$.075	$.225	$.225

See notes to consolidated financial statements.

(Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Nine months ended February 28,

In thousands	2003	2002

OPERATING ACTIVITIES
Net income (loss)	$(16,643)	$27,718
Loss (gain) on disposal of assets	1,053	(828)
Non-cash items
Depreciation, depletion and amortization	72,977	76,862
Deferred taxes	(13,426)	8,105
Other—net	4,861	2,508
Changes in operating assets and liabilities
Receivables sold	(14,071)	(12,575)
Receivables	22,227	28,013
Inventories and prepaid expenses	(15,067)	4,091
Accounts payable and accrued liabilities	6,735	(19,679)
Real estate and investments	2,351	(1,756)

Net cash provided by operations	50,997	112,459

INVESTING ACTIVITIES
Capital expenditures	(41,094)	(19,011)
Proceeds from disposal of assets	10,974	5,286
Other—net	(683)	(6,964)

Net cash used by investing	(30,803)	(20,689)

FINANCING ACTIVITIES
Proceeds of long-term borrowing	221,940	313,025
Debt retirements	(238,415)	(400,958)
Purchase of treasury shares	(2)	(206)
Common dividends paid	(4,736)	(4,707)
Other—net	(917)	1,415

Net cash used by financing	(22,130)	(91,431)

Increase (decrease) in cash	(1,936)	339

Cash at beginning of period	7,430	8,734

Cash at end of period	$5,494	$9,073

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended February 28, 2003, are not necessarily indicative of the results that may be expected for the year ended May 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2002.

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

In thousands	February	May

CAC
Gross carrying value	$66,766	$66,766
Accumulated amortization	(5,458)	(5,458)

	61,308	61,308
Steel
Gross carrying value	112,265	112,265
Accumulated amortization	(27,099)	(27,099)

	85,166	85,166

	$146,474	$146,474

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

Real Estate and Investments. Surplus real estate and real estate acquired for development of high quality industrial, office and multi-use parks totaled $9.9 million and $14.3 million at February 28, 2003 and May 31, 2002, respectively. Investments, composed primarily of life insurance contracts which may be used to fund certain Company benefit agreements, totaled $33.4 million and $27.2 million at February 28, 2003 and May 31, 2002, respectively.

Debt Issuance Cost. Debt issuance costs totaling $8.7 million and $9.9 million at February 28, 2003 and May 31, 2002, respectively, are associated with various debt issues and amortized over the terms of the related debt.

Intangibles. Intangibles include non-compete agreements and other intangibles with finite lives being amortized on a straight-line basis over periods of 5 to 15 years. Their carrying value, adjusted for write-offs, totaled $2.7 million and $3.5 million, net of accumulated amortization of $5.8 million and $5.1 million at February 28, 2003 and May 31, 2002, respectively. Amortization expense of $700,000 and $900,000 was incurred in the nine-month periods ended February 28, 2003 and 2002, respectively. Annual amortization expense for each of the five succeeding years is $500,000, $400,000, $300,000, $300,000 and $300,000.

Other Credits. Other credits totaling $33.9 million and $32.1 million at February 28, 2003 and May 31, 2002, respectively, are composed primarily of liabilities related to the Company’s retirement plans and deferred compensation agreements.

Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss represents a minimum pension liability adjustment related to a defined benefit retirement plan covering certain employees and retirees of an acquired subsidiary. The minimum pension liability adjustment was $600,000 net of tax of $300,000 at February 28, 2003. Comprehensive loss which consists of net loss and the minimum pension liability adjustment to shareholders’ equity was $17.3 million for the nine-month period ended February 28, 2003.

Net Sales. Sales are recognized when title has transferred and products are delivered. Sales are presented net of delivery costs as follows:

	Three months ended February 28,		Nine months ended February 28,

In thousands	2003	2002	2003	2002

Revenues including delivery fees	$296,411	$326,226	$1,000,078	$1,076,394
Freight and delivery costs	(22,782)	(22,724)	(77,006)	(75,843)

Net sales	$273,629	$303,502	$923,072	$1,000,551

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

Basic and Diluted EPS are calculated as follows:

	Three months ended February 28,		Nine months ended February 28,

In thousands except per share	2003	2002	2003	2002

Earnings:
Net income (loss)	$(17,218)	$6,117	$(16,643)	$27,718

Basic earnings (loss)	(17,218)	6,117	(16,643)	27,718
Dividends on preferred securities—net of tax	—	—	—	—

Diluted earnings (loss)	$(17,218)	$6,117	$(16,643)	$27,718

Shares:
Weighted-average shares outstanding	21,055	20,932	21,045	20,908
Contingently issuable shares	74	145	74	145

Basic weighted-average shares	21,129	21,077	21,119	21,053

Preferred securities	—	—	—	—
Stock option and award dilution	—	448	—	415

Diluted weighted-average shares *	21,129	21,525	21,119	21,468

Basic earnings (loss) per share	$(.81)	$.29	$(.79)	$1.32

Diluted earnings (loss) per share	$(.81)	$.28	$(.79)	$1.29

* Shares excluded due to antidilutive effect:
Preferred securities	2,888	2,889	2,888	2,889
Stock options and awards	2,576	576	2,461	585

WORKING CAPITAL

Working capital totaled $113.6 million at February 28, 2003 and $202.6 million at May 31, 2002.

Receivables consist of:

In thousands	February	May

Notes and interest receivable	$1,523	$13,100
Tax refund claims	4,364	4,364
Accounts receivable	31,060	38,674

	$36,947	$56,138

Accounts receivable are presented net of allowances for doubtful receivables of $4.8 million at February and $4.7 million at May.

The Company has an agreement to sell, on a revolving basis, an interest in a defined pool of trade receivables of up to $125 million. The agreement is subject to renewal on May 31, 2003. The maximum amount outstanding varies based upon the level of eligible receivables. Fees are variable and follow commercial paper rates. The interest sold totaled $110.9 million at February and $125 million at May. The sales are reflected as accounts receivable reductions and as operating cash flows. As collections reduce previously sold interests, new accounts receivable are customarily sold. Fees and expenses of $2.2 million and $3.4 million are included in selling, general and administrative expenses in the nine-month periods ended February 28, 2003 and 2002, respectively. The Company, as agent for the purchaser, retains collection and administration responsibilities for the participating interests of the defined pool.

WORKING CAPITAL-Continued

Inventories consist of:

In thousands	February	May

Finished products	$88,577	$85,818
Work in process	63,238	56,504
Raw materials and supplies	132,173	134,160

	$283,988	$276,482

Inventories are stated at cost (not in excess of market) with a majority of inventories using the last-in, first-out method (LIFO). If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $8.9 million at February and $6.3 million at May.

Accrued interest, wages and other items consist of:

In thousands	February	May

Interest	$10,107	$5,292
Employee compensation	17,463	21,273
Income taxes	1,612	3,778
Property taxes and other	17,211	18,020

	$46,393	$48,363

LONG-TERM DEBT

Long-term debt is comprised of the following:

In thousands	February	May

Revolving credit facility maturing in 2004, interest rates average 3.83%	$76,500	$90,000
Senior notes
Notes due through 2017, interest rates average 7.28%	200,000	200,000
Notes due through 2008, interest rates average 7.28%	75,000	75,000
Notes due through 2004, interest rates average 10.2%	16,000	16,000
Variable-rate industrial development revenue bonds
Bonds maturing in 2028, interest rate approximately 2.5%	50,000	50,000
Bonds maturing in 2029, interest rate approximately 2.5%	25,000	25,000
Bonds maturing in 2029, interest rate approximately 2.5%	20,500	20,500
Pollution control bonds, due through 2007, interest rate 3.19% (75% of prime)	4,195	4,535
Other, maturing through 2009, interest rates average 10%	527	3,156

	467,722	484,191
Less current maturities	85,232	9,228

	$382,490	$474,963

Annual maturities of long-term debt for each of the five succeeding years are $85.2, $53.7, $40.7, $45.7 and $41.5 million.

LONG-TERM DEBT-Continued

The Company has available a bank-financed $350 million long-term revolving credit facility. An interest rate at the applicable margin above either prime or LIBOR is selected at the time of each borrowing. Commitment fees at a current annual rate of .375% are paid on the unused portion of this facility. At February 28, 2003, $76.5 million was outstanding under this facility. In addition, $114.4 million has been utilized to support letters of credit issued primarily to secure the Company’s variable-rate industrial development revenue bonds, which allows the interest rates on these bonds to closely follow the tax-exempt commercial paper rates.

Loan agreements contain covenants that place limitations on incurring certain indebtedness, purchasing treasury stock, and making capital expenditures and certain investments. The provisions of the revolving credit facility also require the Company to maintain certain ratios as of the end of each quarter. A fixed charge ratio defined as the ratio of earnings before interest, taxes depreciation and amortization (“EBITDA”) to fixed charges limits the aggregate amount of annual fixed charges, which includes cash dividends on common stock. At February 28, 2003, $11.4 million of additional fixed charges could have been incurred. A leverage ratio defined as the ratio of total debt to EBITDA limits the aggregate amount of total debt. As a result of its fiscal 2003 third quarter results, the Company’s leverage ratio did not meet this requirement at February 28, 2003. The Company received a waiver from its lenders addressing the current deficiency through May 30, 2003, however, the Company can not be certain that it will be able to meet this requirement in the future, and therefore, has classified its revolving credit facility debt as debt due within one year. The Company is in compliance with all other loan covenant restrictions.

The amount of interest paid for the nine-month periods presented was $20.5 million in 2003 and $28.9 million in 2002.

PREFERRED SECURITIES OF SUBSIDIARY

On June 5, 1998, TXI Capital Trust I (the “Trust”), a Delaware business trust wholly owned by the Company, issued 4,000,000 of its 5.5% Shared Preference Redeemable Securities (“Preferred Securities”) to the public for gross proceeds of $200 million. The combined proceeds from the issuance of the Preferred Securities and the issuance to the Company of the common securities of the Trust were invested by the Trust in $206.2 million aggregate principal amount of 5.5% convertible subordinated debentures due June 30, 2028 (the “Debentures”) issued by the Company. At February 28, 2003, 3,998,744 Preferred Securities and $206.1 million aggregate principal amount of Debentures were outstanding. The Debentures are the sole assets of the Trust.

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

SHAREHOLDERS’ EQUITY

Common stock consists of:

In thousands	February	May

Shares authorized	40,000	40,000
Shares outstanding at end of period	21,061	21,026
Shares held in treasury	4,006	4,041
Shares reserved for stock options and other	3,405	3,503

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

A summary of option transactions for the nine-month period ended February 28, 2003, follows:

	Shares Under Option	Weighted Average Option Price

Outstanding at June 1	2,399,153	$31.02
Granted	373,500	24.61
Exercised	(21,760)	23.46
Cancelled	(14,510)	37.90

Outstanding at February 28	2,736,383	$30.17

At February 28, 2003, there were 1,809,393 shares exercisable and 581,060 shares available for future grants. Outstanding options expire on various dates to January 15, 2013.

INCOME TAXES

Federal income taxes for the interim periods ended February 28, 2003 and 2002, have been included in the accompanying financial statements on the basis of an estimated annual rate. The primary reason that the tax rate differs from the 35% statutory corporate rate is due to percentage depletion that is tax deductible and state income tax expense. Applying these differences to the estimated current year pre-tax income resulted in an estimated annualized effective tax rate for 2003 of 43.9% compared to 31.3% for 2002. The tax benefit attributed to dividends on preferred securities is based on the incremental tax rate of 35%. The Company made income tax payments of $2.6 million and $1.7 million in the nine-month periods ended February 28, 2003 and 2002, respectively and received income tax refunds of $18.3 million in the nine-month period ended February 28, 2002.

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

EXHIBIT A

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

Board of Directors

Texas Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Texas Industries, Inc. and subsidiaries (the Company) as of February 28, 2003 and the related condensed consolidated statements of operations for the three and nine-month periods ended February 28, 2003 and 2002, and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

March 20, 2003

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of operations and financial condition for the three-month and nine-month periods ended February 28, 2003 to the three-month and nine-month periods ended February 28, 2002.

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

	Three months ended February 28,		Nine months ended February 28,

In thousands	2003	2002	2003	2002

TOTAL SALES
Cement	$69,953	$76,446	$246,657	$257,174
Ready-mix	39,113	51,340	150,388	175,622
Stone, sand & gravel	21,458	25,668	75,448	89,984
Structural mills	105,953	117,765	343,452	374,338
Bar mill	26,928	26,463	84,373	84,001

UNITS SHIPPED
Cement (tons)	1,032	1,093	3,559	3,596
Ready-mix (cubic yards)	677	868	2,596	2,962
Stone, sand & gravel (tons)	3,891	4,864	13,503	16,004
Structural mills (tons)	348	336	1,093	1,124
Bar mill (tons)	84	89	264	281

NET SALES
Cement	$58,368	$60,783	$202,216	$202,605
Ready-mix	39,072	51,254	150,232	175,405
Stone, sand & gravel	14,827	17,523	52,235	64,901
Other products	23,999	25,502	77,539	83,800

TOTAL CAC	136,266	155,062	482,222	526,711

Structural mills	105,953	117,765	343,452	374,338
Bar mill	26,928	26,463	84,373	84,001
Other	4,482	4,212	13,025	15,501

TOTAL STEEL	137,363	148,440	440,850	473,840

TOTAL NET SALES	$273,629	$303,502	$923,072	$1,000,551

	Three months ended February 28,		Nine months ended February 28,

In thousands	2003	2002	2003	2002

CAC OPERATIONS
Gross profit	$26,910	$45,568	$121,258	$159,875
Less: Depreciation, depletion & amortization	11,793	11,606	35,681	34,900
Selling, general & administrative	8,763	13,313	30,248	37,294
Other income	(357)	(233)	(1,435)	(1,887)

OPERATING PROFIT	6,711	20,882	56,764	89,568

STEEL OPERATIONS
Gross profit	4,749	27,995	22,011	66,926
Less: Depreciation & amortization	11,969	11,833	35,924	40,858
Selling, general & administrative	4,958	7,608	15,540	23,476
Other income	315	(1,234)	131	(12,982)

OPERATING PROFIT (LOSS)	(12,493)	9,788	(29,584)	15,574

TOTAL OPERATING PROFIT (LOSS)	(5,782)	30,670	27,180	105,142

CORPORATE RESOURCES
Other income	405	76	1,649	1,081
Less: Depreciation & amortization	482	362	1,372	1,104
Selling, general & administrative	8,846	8,704	22,992	23,352

	(8,923)	(8,990)	(22,715)	(23,375)

INTEREST EXPENSE	(8,481)	(10,138)	(25,873)	(33,199)

INCOME (LOSS) BEFORE TAXES & OTHER ITEMS	$(23,186)	$11,542	$(21,408)	$48,568

RESULTS OF OPERATIONS

Operating Profit – February 2003 Periods Compared to February 2002 Periods

Operating loss for the current quarter was $5.8 million, compared to an operating profit of $30.7 million for the prior year quarter. Operating profit for the current nine-month period was $27.2 million, compared to $105.1 million for the prior year period.

CAC profit declined $14.2 million for the quarter and $32.8 million for the nine-month period. Abnormally poor winter weather and softening demand in the Company’s north Texas markets reduced ready-mix and aggregate shipments in the quarter. Higher costs due to a planned maintenance shutdown at the Company’s Midlothian cement plant which was extended due to an independent contractor accident and increased energy costs reduced margins in the quarter.

Steel operating profit declined $22.3 million for the quarter and $45.2 million for the nine-month period. Prior year operating profit included pre-tax income from the Company’s litigation against certain graphite electrode suppliers of $1.1 million in the quarter and $9.6 million in the nine-month period. The decline in nonresidential construction has resulted in a very competitive structural steel market. Realized prices for structural steel have declined significantly as the Company has sought to maintain market share. Increased raw material and energy costs also contributed to reduced margins.

Net Sales. Consolidated net sales for the current quarter were $273.6 million, compared to $303.5 million for the prior year quarter. Consolidated net sales for the current nine-month period were $923.1 million, compared to $1,000.6 million for the prior year period.

CAC net sales were down from the prior year periods, 12% for the quarter and 8% for the nine-month period, reflecting lower cement prices and decreased ready-mix and aggregate shipments. Total cement sales decreased from the prior year periods as average trade prices declined 2% in the current quarter and nine-month periods on lower shipments. Ready-mix sales decreased from the prior year periods as volumes declined 22% in the current quarter and 12% in the nine-month period. Average trade prices declined 3% in the current quarter and 2% in the current nine-month period. Aggregate sales decreased from the prior year periods as shipments declined 20% in the current quarter and 16% in the current nine-month period. Aggregate trade prices were 3% higher in the current quarter and slightly lower in the nine-month period due to the product mix.

Steel sales were down from the prior year periods, 7% for the quarter and nine-month periods, reflecting lower realized prices. Structural steel sales decreased from the prior year periods as realized prices declined 13% in the current quarter and 6% in the current nine-month period. Bar mill sales in the current quarter increased as 7% higher prices offset 5% lower shipments.

Operating Costs. Consolidated cost of products sold including depreciation, depletion and amortization for the current quarter was $265.4 million, an increase of $12.4 million from the prior year period. Consolidated cost of products sold for the current nine-month period was $850.3 million, an increase of $2.2 million from the prior year period. CAC costs increased $100,000 in the quarter and decreased $4.8 million in the nine-month period due to lower ready-mix volume offset by the impact of higher maintenance and energy costs. Steel costs increased from the prior year $12.3 million in the quarter and $7.0 million in the nine-month period as lower shipments were offset by higher scrap and energy costs and the effect of lower realized prices on structural steel inventory valuations.

CAC selling, general and administrative expenses including depreciation and amortization decreased from the prior year, $4.6 million in the quarter and $7.4 million in the nine-month period primarily due to lower incentive compensation and bad debt expense. Steel expenses decreased from the prior year, $2.7 million in the quarter and $7.9 million in the nine-month period primarily due to lower bad debt expense and general expenses.

CAC other income includes routine sales of surplus operating assets. Sales decreased from the prior year $700,000 in the nine-month period. Steel other income includes losses from disposal of assets of $600,000 in the current quarter and $900,000 in the current nine-month period. In the prior year, Steel other income included $1.1 million in the quarter and $9.6 million in the nine-month period from the Company’s litigation against certain graphite electrode suppliers.

Corporate Resources

Selling, general and administrative expenses including depreciation and amortization increased from the prior year $300,000 in the quarter and decreased $100,000 in the nine-month period as lower costs associated with the Company’s agreement to sell receivables were offset by higher bad debt expense. Other income increased from the prior year due to higher interest income.

Interest Expense

Interest expense for the current nine-month period at $25.9 million decreased $7.3 million from the prior year period due primarily to lower average borrowings under the Company’s revolving credit facility and to a lesser extent lower interest rates.

Income Taxes

Federal income taxes for the interim periods ended February 28, 2003 and 2002, are based on an estimated annual rate. The primary reason that the tax rate differs from the 35% statutory corporate rate is due to percentage depletion that is tax deductible and state income tax expense. Applying these differences to the estimated current year pre-tax income resulted in an estimated annualized effective tax rate for 2003 of 43.9% compared to 31.3% for 2002. The tax benefit attributed to dividends on preferred securities is based on the incremental tax rate of 35%.

Dividends on Preferred Securities – Net of Tax

Dividends on preferred securities of subsidiary net of tax benefit amounted to $5.4 million in each nine-month period.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has financed its major capital expansion projects with cash from operations and long-term borrowing. Working capital requirements and capital expenditures for normal replacement and technological upgrades of existing equipment and expansions of its operations are funded with cash from operations. The fiscal year 2003 capital expenditure budget for these activities is estimated currently at approximately $50 million. In addition, the Company leases certain mobile and other equipment used in its operations under operating leases that in the normal course of business are renewed or replaced by other leases. The Company’s contractual obligations for long-term debt, operating leases and preferred securities of subsidiary are essentially unchanged from May 31, 2002 except for the $13.5 million reduction in the outstanding balance on the revolving credit facility.

The Company’s sources of liquidity, in addition to cash from operations, include a $350 million revolving credit facility that expires in March 2004, and an accounts receivable facility pursuant to which the Company has an agreement to sell, on a revolving basis, an interest in a defined pool of eligible trade accounts receivables of up to $125 million. At February 28, 2003, $110.9 million of eligible receivables had been sold. The accounts receivable facility is subject to renewal on May 31, 2003. At February 28, 2003, $76.5 million was outstanding under the revolving credit facility and an additional $114.4 million had been utilized to support letters of credit. Provisions of the revolving credit facility and accounts receivable facility require the Company to maintain certain ratios at the end of each fiscal quarter including a fixed charge ratio defined as the ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to fixed charges, which limits the aggregate amount of annual fixed charges, and a leverage ratio, defined as the ratio of total debt to EBITDA, which limits the amount to total debt. As a result of its fiscal 2003 third quarter results, the Company did not meet the required leverage ratio. However, the Company’s banks agreed to increase the permissible leverage ratio through May 30, 2003 and the Company is in compliance with this and its other financial covenants. The Company has reclassified its revolving credit facility debt as debt due within one year. Management is pursuing refinancing alternatives that, when combined with the net cash provided by operating activities, should be sufficient to meet the Company’s short and long-term financing needs. Based on discussions with lenders, management believes it can obtain waivers and extensions of its revolving credit facility and its agreement to sell trade accounts receivable until the refinancing is completed. However, there can be no assurance that the Company will negotiate acceptable terms for such refinancing, that other sources of financing will be available on acceptable terms, or that the Company will be able to obtain such waivers and extensions.

Cash Flows

Net cash provided by operating activities for the current nine-month period was $51.0 million, a decrease of $61.5 million from the prior year period. The decrease in operating cash flow was primarily the result of lower operating profit and the related increase in deferred taxes. In the current period, a scheduled shutdown to refurbish the Steel production facilities increased prepaid expenses $6.9 million. CAC inventories grew $6.7 million and receivables declined $23.7 million on lower sales. Accounts payable and accrued expenses increased $6.7 million primarily due to higher trade accounts payable. In the prior year period, increased Steel shipments reduced inventories $7.2 million and increased trade receivables $11.8 million. Collection of tax refund claims also reduced receivables $18.3 million. Accounts payable and accrued expenses decreased $19.7 million primarily due to lower trade accounts payable as a result of the completion of the Midlothian cement plant expansion.

Net cash used by investing activities for the current nine-month period was $30.8 million, compared to $20.7 million during the prior year period, consisting principally of capital expenditures for normal replacement and technological upgrades of existing equipment and expansion of the Company’s operations. Capital expenditures for these activities were $41.1 million, an increase of $22.1 million from the prior year. Proceeds from disposal of assets increased $5.7 million. Lower current sales of surplus assets were offset by the collection of notes receivable related to disposals that occurred in prior years.

Net cash used by financing activities for the current nine-month period was $22.1 million, compared to $91.4 million during the prior year period. The outstanding balance on the Company’s revolving credit facility was reduced $13.5 million. The Company’s quarterly cash dividend of $.075 per common share remained unchanged from the prior year.

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

The Registrant filed the following report on Form 8-K during the three-month period ended February 28, 2003:

December 30, 2002, reporting the certifications made by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) to accompany the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS INDUSTRIES, INC.

April 10, 2003	/s/ Richard M. Fowler
Richard M. Fowler Executive Vice President—Finance and Chief Financial Officer (Principal Financial Officer)

April 10, 2003	/s/ James R. McCraw
James R. McCraw Vice President – Accounting and Information Services (Principal Accounting Officer)

CERTIFICATIONS

I, Robert D. Rogers, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Texas Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: April 10, 2003

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

Date: April 10, 2003

/s/ Richard M. Fowler
Richard M. Fowler Executive Vice President—Finance and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibits		Page

15.	Letter re: Unaudited Interim Financial Information	25