Form 10-K
period 2003-05-31
TEXAS INDUSTRIES INC
filed 2003-08-21
CIK 97472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).

For the fiscal year ended May 31, 2003

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

NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The aggregate market value of the Registrant’s Common Stock, $1.00 par value, held by non-affiliates of the Registrant as of November 29, 2002, the last business day of the Registrant’s most recently completed second fiscal quarter, was $499,251,467 (based on the closing sale price of the Registrant’s Common Stock on that date as reported on the New York Stock Exchange).

As of August 18, 2003, 21,081,550 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant’s definitive proxy statement for the annual meeting of shareholders to be held October 21, 2003, are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS

(a) General Development of Business

Texas Industries, Inc. and subsidiaries (unless the context indicates otherwise, collectively, the “Registrant”, the “Company” or “TXI”), is a leading supplier of construction materials through two business segments: cement, aggregate and concrete products (the “CAC” segment); and structural steel and specialty bar products (the “Steel” segment). Through the CAC segment, TXI produces and sells cement, stone, sand and gravel, expanded shale and clay aggregate, and concrete products. Through its Steel segment, TXI produces and sells structural steel, piling products, specialty bar products, merchant bar-quality rounds, reinforcing bar and channels. The Company is the largest producer of cement in Texas, a major cement producer in California and the second largest supplier of structural steel products in North America. Demand for structural steel, cement, aggregate and concrete products is primarily driven by construction activity, while specialty bar products supply the original equipment manufacturers, tool and oil country goods markets.

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

On December 31, 1997, the Company acquired Riverside Cement Company, the owner of a 1.3 million ton per year portland cement plant and a 100,000 ton per year specialty white cement plant. The acquisition increased TXI’s cement capacity by 60% and opened the California regional cement market to the Company. TXI completed the expansion of its Midlothian, Texas cement plant during the May 2001 quarter. This expansion added approximately 1.5 million tons of capacity, which increased the Company’s total cement production capacity by over 40% to 5.0 million tons. TXI’s structural steel facility in Virginia began operations during the August 1999 quarter expanding TXI’s steel capacity by over 60% to 3.0 million tons. On December 31, 1997, the Company acquired the minority interest in its 85% owned subsidiary, Chaparral Steel Company.

(b) Financial Information about Industry Segments

Financial information for the Registrant’s two industry segments, is presented in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 12 and 13, incorporated herein by reference.

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

Cement

TXI’s cement operations produce gray portland cement as its principal product. Also produced are specialty cements such as white portland, masonry and oil well.

Cement production facilities are located at four sites in Texas and California: Midlothian, Texas, south of Dallas/Fort Worth, the largest cement plant in Texas; Hunter, Texas, south of Austin; and Oro Grande and Crestmore, California, both near Los Angeles. Except for the Crestmore facility, the limestone reserves used as the primary raw material are located on fee-owned property adjacent to each of the plants. Raw material for the Crestmore facility is purchased from multiple outside suppliers. Information regarding each of the Company’s facilities is as follows:

Plant	Rated Annual Productive Capacity—(Tons of Clinker)	Manufacturing Process	Service Date	Internally Estimated Minimum Reserves—Years
Midlothian, TX	2,200,000	Dry	2001	100
	600,000	Wet	1960
Hunter, TX	800,000	Dry	1979	100
Oro Grande, CA	1,300,000	Dry	1948	90
Crestmore, CA	100,000	Dry	1962	N/A

Total	5,000,000

The Company uses its patented CemStarSM process in both of its Texas facilities and its Oro Grande, California facility to increase combined annual production by approximately 6%. The CemStarSM process adds “slag,” a co-product of steel-making, into a cement kiln along with the regular raw material feed. The added slag serves to increase the production of clinker with little additional cost. The primary fuel source for all of the Company’s facilities is coal; however, the Company displaces approximately 15% of its coal needs at its Midlothian plant and approximately 8% of its coal needs at its Hunter plant by utilizing alternative fuels such as waste-derived fuels and tires. The Company’s facilities also consume large amounts of electricity obtained primarily under variable-price firm supply contracts of short duration. The Company believes that adequate supplies of both fuel and electricity are readily available.

The Company produced approximately 4.8 million tons of finished cement in 2003, 4.7 million tons in 2002 and 4.1 million tons in 2001. Total annual shipments of finished cement were approximately 4.9 million tons in 2003, 4.9 million tons in 2002 and 4.6 million tons in 2001, of which 4.0 million tons in 2003, 3.9 million tons in 2002 and 3.5 million tons in 2001 were shipped to outside trade customers. The Company purchased for resale large amounts of cement during fiscal years 2001 and 2000 to prepare the market for the Midlothian, Texas expansion.

The Company markets its cement products in the southwestern United States. The principal marketing area includes the states of Texas, Louisiana, Oklahoma, California, Nevada, Arizona and Utah. Sales offices are maintained throughout the marketing area and sales are made primarily to numerous customers in the construction industry, no one of which accounted for more than ten percent of the trade sales volume in 2003.

Cement is distributed by rail or truck to eight distribution terminals located throughout the marketing area.

The cement industry is highly competitive with suppliers differentiating themselves based on price, service and quality.

Aggregates

TXI’s aggregate operations, which include sand, gravel, crushed limestone and expanded shale and clay (a specialty aggregate product), are conducted from facilities primarily serving the Dallas/Fort Worth, Austin and Houston areas in Texas; the southern Oklahoma area; the Alexandria, New Orleans, Baton Rouge and Monroe areas in Louisiana; the Oakland/San Francisco and Los Angeles areas in California; and the Denver area in Colorado. The following table summarizes certain information about the Registrant’s aggregate production facilities:

Type of Facility and General Location	Number of Plants	Rated Annual Productive Capacity	Internally Estimated Minimum Reserves—Years
Crushed Limestone
North Central & South Texas	2	8.1 million tons	25
Oklahoma (1)	1	5.5 million tons	99
Sand & Gravel
North Central Texas	4	3.3 million tons	24
Central Texas	5	4.0 million tons	13
Louisiana	10	5.4 million tons	33
South Central Oklahoma	1	1.4 million tons	11
Expanded Shale & Clay (2)
North Central & South Texas	2	1.2 million cu. yds.	25
California	2	.5 million cu. yds.	25
Colorado	1	.4 million cu. yds.	25

(1)	Operations started in August 2002.
(2)	Net sales of expanded shale and clay are included within CAC other products.

Reserves identified with the facilities shown above and additional reserves available to support future plant sites are contained on approximately 58,000 acres of land, of which approximately 41,000 acres are owned in fee and the remainder leased. The expanded shale and clay plants operated at 80 percent of rated annual productive capacity for 2003 with sales of approximately 1.6 million cubic yards. Production for the remaining aggregate facilities during fiscal year 2003 was 77 percent of rated annual productive capacity and sales for the year totaled 19.4 million tons, of which approximately 14.3 million tons were shipped to outside trade customers. In addition, the Company owns and operates three industrial sand plants and an aggregate blending facility.

The cost of transportation limits the marketing of these various aggregates to the areas within approximately one hundred miles of the plant sites. Consequently, sales of these products are related to the level of construction activity near these plants. These products are marketed by the Company’s sales organization located in the areas served by the plants and are sold to numerous customers, no one of which would be considered significant to the Company’s business. The distribution of these products is provided to trade customers principally by contract or customer-owned haulers, and a limited amount of these products is distributed by rail for affiliated usage.

Ready-mix Concrete

The Company’s ready-mix concrete operations are situated in three areas in Texas (Dallas/Fort Worth/Denton, Houston and East Texas), in north and central Louisiana, and at one location in southern Arkansas. The following table summarizes various information concerning these facilities:

Location	Number of Plants	Number of Trucks
Texas	43	398
Louisiana	15	101
Arkansas	1	2

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

Other Concrete and Brick Products

The major concrete and brick products manufactured and marketed by the Company are summarized below:

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

STEEL

TXI’s steel facilities, located in Midlothian, Texas and Dinwiddie County, Virginia, produce a broader array of steel products than a traditional mini-mill. TXI uses its patented near net shape casting technology at both facilities. The process involves casting molten steel into a shape that is closer to a product’s final shape than traditional casting methods. This technology provides energy and capital cost savings in the making of wide flange beams and other structural steel products. The Texas facility has two electric arc furnaces with continuous casters that feed melted steel to a bar mill, a structural mill and a large beam mill. Finished (rolled) products produced include beams up to twenty-four inches wide, merchant bar-quality rounds, special bar quality rounds, reinforcing bar and channels. The Virginia facility has one electric arc furnace and in-line processing units consisting of two near net shape casters and a sophisticated rolling mill. Finished products produced include beams up to thirty-six inches wide, sheet piling, H-piling and channels.

The rated annual capacities of the operating facilities are as follows:

	Rated Annual Productive Capacity (Tons)	Approximate Facility Square Footage
Texas
Melting	1,800,000	265,000
Rolling	1,900,000	560,000

Virginia
Melting	1,300,000	135,000
Rolling	1,200,000	500,000

The bar and structural mills produced approximately 1.8 million tons of finished products in 2003, 1.9 million tons in 2002 and 1.7 million tons in 2001.

The principal raw material is recycled steel scrap. Shredded steel represents approximately 40% of the raw material mix. A major portion of the shredded steel requirements of the Texas facility is produced by an on-site shredder operation utilizing primarily crushed auto bodies purchased on the open market. The Company purchases shredded steel on the open market to meet the requirements of the Virginia facility. Another grade of recycled steel scrap, #1 Heavy, representing approximately 30% of the raw material mix is also purchased on the open market. The purchase price of recycled steel scrap is subject to market forces largely beyond the Company’s control. The supply of recycled steel scrap is expected to be adequate to meet future requirements.

Steel mini-mills consume large amounts of electricity and natural gas. Electricity for the Texas facility is obtained from a local utility under variable-price firm supply contracts typically of short duration. Electricity for the Virginia facility is obtained from a local utility under an interruptible supply contract with price adjustments that reflect increases or decreases in the utility’s fuel costs. Natural gas is obtained from local gas utilities under supply contracts. The Company believes that adequate supplies of both electricity and natural gas are readily available.

The Company’s steel products are marketed by the Company’s sales organization throughout the United States and to a limited extent in Canada and Mexico. Sales are primarily to steel service centers and steel fabricators for use in the construction industry, as well as to cold finishers, forgers and original equipment manufacturers for use in the railroad, defense, automotive, mobile home and energy industries. The Company does not place heavy reliance on franchises, licenses or concessions. None of TXI’s customers accounted for more than ten percent of the Steel segment’s sales in 2003. Sales to affiliates are minimal. Orders are generally filled within 45 days and are cancelable. Delivery of finished products is accomplished by common-carrier, customer-owned trucks, rail or barge.

The Company competes with steel producers, including foreign producers, on the basis of price, quality and service. Certain of the foreign and domestic competitors, including both large integrated steel producers and mini-mills, have substantially greater assets and larger sales organizations than TXI. Intense sales competition exists for substantially all of TXI’s steel products.

RISKS RELATING TO THE COMPANY

Competition

All of the markets in which the Company participates are highly competitive. The Company competes in each of its cement, aggregate and concrete products markets with several other domestic suppliers of these products as well as with importers of foreign cement. The Company competes in its steel markets with national and international producers of steel products. Some of the Company’s competitors are larger, have greater financial resources and have less financial leverage than the Company. The Company competes on the basis of, among other things, competitive prices, prompt availability, customer service and quality products. Excess world steel capacity resulting from the construction of new mini-mills, expansion and improved production by integrated mills and substantial expansion of foreign steel capacity together with lower demand for U.S. steel continues to adversely impact the U.S. steel market.

Sensitivity to Economic Cycles; Seasonality and Weather

A significant percentage of the Company’s sales of both CAC and Steel products is attributable to the level of construction activity, which is affected by such cyclical factors as general economic conditions, availability of public funds, interest rates, inflation, consumer spending habits and employment. The Company’s CAC operating profit is generally lower in its fiscal quarter ended February 28 as compared to the other three fiscal quarters due to the impact of winter weather on construction activity. Extended periods of inclement weather can adversely impact construction activity at other times of the year as well. Steel results are also affected by the Company’s shut-downs scheduled every twelve to twenty-four months to refurbish its steel production facilities.

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

Availability and Pricing of Raw Materials and Energy

The Company is dependent upon purchased recycled scrap steel as a raw material and upon the availability of energy sources, including electricity and fossil fuels. Accordingly, the Company’s results of operations and financial condition have in the past been, and may again in the future be adversely affected by increases in raw material costs or energy costs, or their lack of availability.

Status of Certain Tariffs

CAC Segment. A group of domestic cement producers, including the Company, filed antidumping petitions that have resulted in the imposition of significant antidumping duty cash deposits on grey portland cement and clinker imported from Mexico and Japan. In addition, the U.S. Department of Commerce has signed agreements with the Venezuelan Government and Venezuelan cement producers, which are designed to eliminate the dumping and illegal subsidization of grey portland cement and clinker from Venezuela. On an annual basis, the antidumping duties are subject to review by the Department of Commerce to determine whether the current antidumping duty deposit rates should be adjusted upward or downward. A substantial reduction or elimination of the existing antidumping duties could lower the Company’s results of operations.

In 1995, the Antidumping Code of General Agreement on Tariffs and Trade was substantially altered pursuant to the Uruguay Round of multilateral trade negotiations. U.S. legislation approving and implementing the Uruguay Round agreements requires the Department of Commerce and the U.S. International Trade Commission (“ITC”) to conduct “sunset” reviews of all outstanding antidumping and countervailing duty orders and suspension agreements, including the antidumping orders against grey portland cement and clinker from Mexico and Japan and the suspension agreements on grey portland cement and clinker from Venezuela, to determine whether they should be terminated or remain in effect. In 2000, the Department of Commerce and the ITC conducted “sunset” reviews of the antidumping orders and suspension agreements and determined that they should remain in effect until 2005 when the ITC is scheduled to conduct another sunset review. However, the ITC determined that the suspension agreements with Venezuela were no longer necessary. Mexican cement producers have appealed the ITC sunset determination regarding imports from Mexico to a dispute panel established under the North American Free Trade Agreement. The Government of Mexico has also requested consultations with the United States regarding the Mexican cement antidumping order under World Trade Organization (“WTO”) dispute settlement rules. The consultations could lead to Mexico filing a WTO complaint challenging the Department of Commerce’s and the ITC’s determinations in sunset reviews and the annual determination of the amount of duties. In addition, the Government of Mexico has filed a request with the WTO to form a dispute resolution panel regarding the United States antidumping order on Mexican cement. The exact schedule of the WTO preceding is not yet established. Domestic cement producers have appealed the ITC sunset review determinations regarding imports from Venezuela to the U.S. Court of International Trade. Although to date Venezuelan imports have not competed in the Company’s markets to any significant degree, they may do so in the future.

While the average cost of imported cement rose during 2001, the cost of cement imports from some countries, particularly those from Southeast Asia, are less. Moreover, independently owned cement operations could undertake to construct new import facilities and begin to purchase large quantities of low-priced cement from countries not yet subject to antidumping orders, such as those in Asia, which could not compete with domestic producers. An influx of low-priced cement or clinker products from countries not subject to antidumping orders could lower the Company’s results of operations.

Steel Segment. Excessive imports of steel into the United States have in recent years, and may again in the future, exert downward pressure on U.S. steel prices and significantly reduce the Company’s sales, margins and profitability. Competition from foreign producers has greatly increased as a result of excess foreign steel making capacity and a weakening of certain foreign economies, particularly in Eastern Europe, Asia and Latin America. In addition, the Company believes the downward pressure on, and depressed levels of, U.S. steel prices in recent years have been further exacerbated by imports of steel involving dumping and subsidy abuses by foreign steel producers. Some foreign steel producers are owned, controlled or subsidized by foreign governments. As a result, decisions by these producers with respect to their production, sales and pricing are often influenced to a greater degree by political and economic policy considerations than by prevailing market conditions, realities of the marketplace or consideration of profit or loss.

In July 1999, complaints were filed with the ITC and the U.S. Department of Commerce by the Company, Northwestern Steel & Wire Co., Nucor-Yamato Steel Co. and the United Steelworkers of America seeking to impose antidumping and countervailing duties against imports of structural steel beams from Germany, Japan, South Korea and Spain. In June and July 2000, the ITC made respective determinations that an industry in the United States is materially injured or threatened with material injury by reason of such imports from Japan and Korea that the Department of Commerce has determined are subsidized and sold in the United States at less than fair value. As a result of the ITC’s affirmative determinations, the Department of Commerce directed the U.S. Customs Service to impose countervailing and antidumping duties on imports of certain structural steel beams from these two countries. However, imports of structural steel beams from other countries increased significantly and the Committee for Fair Beam Imports (composed of Northwestern Steel & Wire Co., Nucor Corp., Nucor-Yamato Steel Co. and the Company) again petitioned the ITC and the U. S. Department of Commerce concerning imports of certain structural steel beams from China, Germany, Luxembourg, Russia, South Africa, Spain and Taiwan. On June 17, 2002, the ITC determined that, although the Department of Commerce had determined that these imports were being sold in the United States at less than fair value, such imports did not materially injure or threaten with material injury an industry in the United States, and no antidumping duties were imposed on imports of structural steel beams from these countries. The Committee for Fair Beam Imports has appealed the ITC’s negative determination.

Existing duties are subject to annual review upon request. A substantial reduction or elimination of the existing antidumping duties, or an influx of low-priced steel products from countries not subject to antidumping orders, could again create downward pressure on U.S. steel prices and, in turn, lower the Company’s results of operations.

Impact of Environmental Laws

The Company’s operations and those of its subsidiaries are subject to various federal, state and local environmental, health and safety laws and regulations. These laws and regulations govern the generation, use, handling, storage, transportation and disposal of hazardous substances and wastes, and provide for the investigation and remediation of contamination existing at current and former properties, and at third-party waste disposal sites. They have tended to become increasingly stringent over time. As with others in its business, the Company expends substantial amounts to comply with these laws and regulations, including amounts for pollution control equipment required to monitor and regulate wastewater discharges and air emissions. The U.S. Environmental Protection Agency (“EPA”) and state agencies are charged with enforcing these laws and regulations, and these agencies can impose substantial fines and penalties, as well as curtail and/or suspend the Company’s operations, for violations and non-compliance. Moreover, certain of these laws and regulations permit private parties to bring actions against the Company for injuries to persons and damages to property allegedly caused by its operations. Changes in environmental laws may interrupt production, increase the cost of compliance and hinder the Company’s ability to build new or expand production facilities.

Emissions sources at the Company’s facilities are regulated by a combination of permit limitations and emission standards of national and statewide application. The Company believes it is in substantial compliance with its permit limitations and emission standards and regulations applicable to its existing facilities. Future changes in permit limitations and emission standards, however, may result in prolonged production interruption, significant costs of compliance or a hindrance of ability to build new or expand existing production facilities.

Many of the raw materials, products and by-products associated with the operation of any industrial facility, including those for the production of steel, cement or concrete products, contain chemical elements or compounds that can be designated as hazardous. Such raw materials, products and by-products may also exhibit characteristics that result in their being classified as a hazardous substance or waste. Some examples are the metals present in cement kiln dust (“CKD”), electric arc furnace dust (“EAF dust”) generated by the Company’s steel facilities and the ignitability of the waste derived fuels that the Company uses as a primary or supplementary fuel substitute for nonrenewable coal and natural gas to fire certain of its cement kilns.

Currently, CKD is exempt from hazardous waste management standards under the Resource Conservation and Recovery Act (“RCRA”) if certain tests are satisfied. The Company has demonstrated that the CKD it generates satisfies these tests. However, the EPA plans to apply site-specific waste-management standards to CKD under the Clean Air Act and RCRA to assure that the environment is protected. The Company has established operating practices and is implementing waste management programs that it believes will comply with these anticipated standards, but such practices and programs may not continue to comply in the future if regulations become more restrictive.

The Company utilizes hazardous materials such as gasoline, acids, solvents and chemicals as well as materials that have been designated or characterized as hazardous waste by the EPA, which it utilizes for energy recovery. This requires the Company to familiarize its work force with the more exacting requirements of applicable environmental laws and regulations with respect to human health and the environment related to these activities. The failure to observe these exacting requirements could jeopardize the Company’s hazardous waste management permits and, under certain circumstances, expose it to significant liabilities and costs of cleaning up releases of hazardous substances into the environment or claims by employees or others alleging exposure to hazardous substances.

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

The Company intends to comply with all legal requirements regarding the environment and health and safety matters, but since many of these requirements are subjective and therefore not quantifiable, are presently not determinable, or are likely to be affected by future legislation or rule making by government agencies, it is not possible to accurately predict the aggregate future costs of compliance and their effect on the Company’s operations, future net income or financial condition. Notwithstanding the Company’s intentions to comply with all legal requirements, if injury to persons or damage to property or contamination of the environment has been or is caused by the conduct of its business or hazardous substances or wastes used in, generated or disposed of by it, the Company may be liable for such injuries and damages, and be required to pay the cost of investigation and remediation of such contamination. The amount of such liability could be material and the Company may incur material liability in connection with possible claims related to its operations and properties under environmental, health and safety laws.

Equipment Failure

Due to the high fixed cost nature of the Company’s business, interruptions in its production capabilities may cause the Company’s productivity and results of operations to decline significantly during the affected period. The Company’s manufacturing processes are dependent upon critical pieces of equipment, such as its cement kilns, grinding mills, stone crushers, steel furnaces, continuous casters and rolling equipment, as well as electrical equipment, such as transformers. This equipment may, on occasion, be out of service as a result of unanticipated failures or damaged during accidents, which may lead to production curtailments and shutdowns. In addition to equipment failures, its facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. The Company has experienced two fires in fiscal year 2003, and may in the future experience material plant shutdowns or periods of reduced production as a result of equipment failures or catastrophic events.

Earthquakes

The Company’s operations in California are susceptible to damage from earthquakes. Any significant earthquake damage could materially adversely affect the Company’s results of operations. The Company maintains only a limited amount of earthquake insurance and, therefore, is not fully insured against earthquake risk.

OTHER ITEMS

Employees

TXI has approximately 4,100 employees: 2,600 employed in CAC operations, 1,350 employed in Steel operations and the balance employed in corporate resources.

Intellectual Property

While the Company maintains trademarks such as TXI ® and Maximizer ® and process patents such as CemStar SM and near net shape casting, the Company does not believe any of its active trademarks or patents are essential to the Company’s business as a whole.

Real Estate

The Company is involved in the development of its surplus real estate and real estate acquired for development of high quality industrial and multi-use parks in the metropolitan areas of Dallas/Fort Worth and Houston, Texas.

Available Information

TXI files annual, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any reports, statements and other information filed by TXI at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call (800) SEC-0330 for further information on the Public Reference Room. The SEC maintains an internet web site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. TXI’s filings are also available to the public at the web site maintained by the SEC, http://www.sec.gov.

TXI makes available, free of charge, through its investor relations web site its reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with the SEC. The URL for TXI’s investor relations web site is www.txi.com.

ITEM 2.	PROPERTIES

The information required by this item is included in the answer to Item 1.

ITEM 3.	LEGAL PROCEEDINGS

The information required by this item is included in the section of the Notes to Consolidated Financial Statements entitled “Legal Proceedings and Contingent Liabilities” presented in Part II, Item 8 on page 38 and incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

Information on executive officers of the Registrant is presented below:

Name	Age	Positions with Registrant, Other Employment During Last Five (5) Years

Robert D. Rogers	67	President and Chief Executive Officer and Director

Richard M. Fowler	60	Executive Vice President—Finance (since 2000) and Chief Financial Officer Vice President—Finance (until 2000)

Melvin G. Brekhus	54	Executive Vice President and Chief Operating Officer, Cement, Aggregate and Concrete

Tommy A. Valenta	54	Executive Vice President and Chief Operating Officer, Steel

Barry M. Bone	45	Vice President—Real Estate President, Brookhollow Corporation

William J. Durbin	58	Vice President—Human Resources (since 2000) Vice President Human Resources and Administration, USI Bath & Plumbing Products (until 2000)

Carlos E. Fonts	63	Vice President—Development

Robert C. Moore	69	Vice President—General Counsel and Secretary

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The shares of common stock, $1 par value, of the Registrant are traded on the New York Stock Exchange (ticker symbol TXI). At May 31, 2003, the approximate number of shareholders of common stock of the Registrant was 2,679. Common stock market prices, dividends and certain other items are presented in the Notes to Consolidated Financial Statements entitled “Quarterly Financial Information” on page 40, incorporated herein by reference. The restriction on the payment of dividends described in the Notes to Consolidated Financial Statements entitled “Long-term Debt” on pages 33 and 34 is incorporated herein by reference. The Company’s quarterly cash dividend at $.075 per common share has remained unchanged since January 1997.

ITEM 6.	SELECTED FINANCIAL DATA

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

$ In thousands except per share	2003	2002	2001	2000	1999
RESULTS OF OPERATIONS
Net sales*	$1,364,109	$1,447,642	$1,347,609	$1,403,650	$1,208,218
Operating profit	32,085	150,615	112,219	184,955	178,260
Net income (loss)	(24,197)	51,276	26,223	69,829	88,743
Return on average common equity	—	7.0%	3.7%	10.6%	14.9%

PER SHARE INFORMATION
Net income (loss) (diluted)	$(1.15)	$2.38	$1.24	$3.15	$3.92
Cash dividends	.30	.30	.30	.30	.30
Book value	34.44	35.43	33.43	32.30	29.28

FOR THE YEAR
Cash from operations**	$56,903	$170,973	$151,178	$155,565	$242,225
Capital expenditures	54,734	29,662	136,892	317,096	475,464

YEAR END POSITION
Total assets	$1,729,610	$1,773,277	$1,857,361	$1,815,680	$1,531,053
Net working capital	211,598	202,614	192,992	203,739	162,411
Long-term debt	477,145	474,963	614,250	623,284	456,365
Preferred securities	199,937	200,000	200,000	200,000	200,000
Shareholders’ equity	727,509	762,410	712,245	698,026	632,550
Long-term debt to total capitalization	34.0%	33.0%	40.2%	41.0%	35.4%

OTHER INFORMATION
Diluted average common shares outstanding (in 000’s)	21,123	21,517	21,307	24,502	24,492
Number of common shareholders	2,679	2,758	3,109	3,326	3,546
Number of employees	4,100	4,400	4,400	4,500	4,200
Wages, salaries and employee benefits	$218,560	$221,606	$222,070	$216,970	$189,722
Common stock prices (high-low)	37 - 17	44 - 23	34 - 20	43 - 28	59 - 19

*	The Company has reclassified freight and delivery costs from net sales to cost of products sold in all periods presented. The reclassifications resulted in an increase in net sales of approximately $104.9 million in 2003, $102.7 million in 2002, $95.4 million in 2001, $97.2 million in 2000 and $81.4 million in 1999, respectively, and had no effect on the Company’s results of operations.
**	Includes $40 million in 2001 and $100 million in 1999 from the sale of receivables.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is a leading supplier of construction materials through two business segments: cement, aggregate and concrete products (the “CAC” segment); and structural steel and specialty bar products (the “Steel” segment). Through the CAC segment, the Company produces and sells cement, stone, sand and gravel, expanded shale and clay aggregate, and concrete products. Through the Steel segment, the Company produces and sells structural steel, piling products, specialty bar products, merchant bar-quality rounds, reinforcing bar and channels.

The Company’s CAC facilities are concentrated primarily in Texas, Louisiana and California, with several products marketed throughout the United States. The Company owns long-term reserves of limestone, the primary raw material for the production of cement. TXI’s expansion of its Midlothian, Texas cement plant was completed during the May 2001 quarter, increasing the plant’s annual productive capacity from 1.3 to 2.8 million tons per year.

The Company’s steel facilities produce a broader array of steel products than a traditional mini-mill, utilizing recycled steel scrap obtained from crushed automobiles and other sources as the principal raw material. Steel products, sold principally to steel service centers, fabricators, cold finishers, forgers and original equipment manufacturers, are distributed primarily to markets in North America.

Both the CAC and Steel businesses require large amounts of capital investment, energy, labor and maintenance.

Corporate resources include administration, financial, legal, environmental, human resources and real estate activities which are not allocated to operations and are excluded from operating profit.

BUSINESS SEGMENTS

The Company has reclassified freight and delivery costs from net sales to cost of products sold in all periods presented. The reclassifications resulted in an increase in net sales and cost of products sold with no effect on the Company’s operating profit (loss) or income (loss) before taxes and other items.

	Year ended May 31,
In thousands	2003	2002	2001
TOTAL SALES
Cement	$337,624	$349,330	$326,065
Ready-mix	203,349	231,543	235,201
Stone, sand & gravel	105,521	117,761	114,326
Structural mills	460,227	501,158	451,895
Bar mill	116,231	114,682	105,391

UNITS SHIPPED
Cement (tons)	4,900	4,902	4,570
Ready-mix (cubic yards)	3,513	3,921	3,949
Stone, sand & gravel (tons)	19,003	21,152	20,834
Structural mills (tons)	1,464	1,498	1,286
Bar mill (tons)	360	383	324

BUSINESS SEGMENTS—Continued

	Year ended May 31,
In thousands	2003	2002	2001
NET SALES
Cement	$278,116	$276,964	$254,019
Ready-mix	203,013	231,276	234,674
Stone, sand & gravel	74,084	85,319	80,547
Other products	108,613	115,046	108,761
Delivery fees	54,292	53,809	49,822

TOTAL CAC	718,118	762,414	727,823

Structural mills	460,227	501,158	451,895
Bar mill	116,231	114,682	105,391
Other products	18,921	20,475	16,945
Delivery fees	50,612	48,913	45,555

TOTAL STEEL	645,991	685,228	619,786

TOTAL NET SALES	$1,364,109	$1,447,642	$1,347,609

CAC OPERATIONS
Gross profit	$167,350	$210,559	$207,283
Less: Depreciation, depletion & amortization	47,336	46,726	40,283
Selling, general & administrative	40,553	46,840	48,761
Other income	(1,257)	(2,241)	(16,506)

OPERATING PROFIT	80,718	119,234	134,745

STEEL OPERATIONS
Gross profit	20,563	97,537	59,035
Less: Depreciation & amortization	47,916	52,503	59,884
Selling, general & administrative	20,943	27,693	24,940
Other income	337	(14,040)	(3,263)

OPERATING PROFIT (LOSS)	(48,633)	31,381	(22,526)

TOTAL OPERATING PROFIT	32,085	150,615	112,219

CORPORATE RESOURCES
Other income	3,504	8,402	6,599
Less: Depreciation & amortization	1,860	1,508	1,218
Selling, general & administrative	28,238	31,279	31,968

	(26,594)	(24,385)	(26,587)

INTEREST EXPENSE	(34,885)	(42,680)	(37,061)

INCOME (LOSS) BEFORE TAXES & OTHER ITEMS	$(29,394)	$83,550	$48,571

CAPITAL EXPENDITURES
CAC	$31,688	$12,569	$107,692
Steel	22,407	16,840	26,252
Corporate resources	639	253	2,948

	$54,734	$29,662	$136,892

IDENTIFIABLE ASSETS
CAC	$645,416	$663,229	$700,976
Steel	989,399	1,009,749	1,039,083
Corporate resources	94,795	100,299	117,302

	$1,729,610	$1,773,277	$1,857,361

RESULTS OF OPERATIONS

Operating Profit—Fiscal 2003 Compared to Fiscal 2002

Operating profit at $32.1 million decreased 79% from 2002. CAC profits declined $38.5 million. Softening demand due to the decline in non-residential construction and abnormal inclement weather in Texas during the winter months reduced ready-mix and aggregate shipments. Higher energy and maintenance costs reduced cement margins. Steel operating profit declined $80.0 million, including a $9.1 million decrease in other income from the Company’s litigation against certain graphite electrode suppliers. The decline in non-residential construction has resulted in a very competitive structural steel market. Realized prices for structural steel declined significantly from the prior year as the Company has sought to maintain market share. Increased raw material and energy costs also contributed to reduced margins.

Net Sales. Consolidated net sales at $1,364.1 million declined $83.5 million from 2002. CAC net sales at $718.1 million were 6% lower than the prior year. Total cement sales decreased $11.7 million on comparable shipments as average trade prices declined 2% from the prior year. Ready-mix sales declined $28.2 million on 10% lower volume at 2% lower average prices. Aggregate sales decreased $12.2 million on 10% lower shipments.

Steel sales at $646.0 million were $39.2 million below the prior year. Structural steel average realized prices for the year were down 6% on 2% lower shipments. Bar sales were comparable to the prior year as 6% lower shipments were offset by 8% higher realized prices.

Operating Costs. Consolidated cost of products sold at $1,270.1 million, including depreciation, depletion and amortization, increased $33.2 million from 2002. CAC costs at $596.7 million were unchanged from the prior year as lower ready-mix volume offset the impact of higher energy and maintenance costs on cement unit costs. Steel costs at $673.4 million increased $33.2 million. Lower shipments that reduced costs $10.8 million were offset by higher unit production costs resulting from increased raw material and energy costs.

CAC selling, general and administrative expense at $41.9 million, including depreciation and amortization, decreased $6.8 million primarily due to lower incentive compensation and bad debt expense. Steel expenses at $20.9 million decreased $6.7 million due to lower bad debt and general expenses.

CAC other income decreased due to lower gains from the disposal of surplus operating assets. Steel other income in the prior year included $9.6 million from the Company’s litigation against certain graphite electrode suppliers compared to $500,000 in the current year.

Operating Profit—Fiscal 2002 Compared to Fiscal 2001

Operating profit at $150.6 million increased 34% from 2001. CAC profit declined $15.5 million on reduced cement margins and lower other income. Steel operating profit increased $53.9 million over the prior year on higher shipments and improved margins, as well as a $9.2 million increase in other income from the Company’s litigation against certain graphite electrode suppliers. In June 2002, the U.S. International Trade Commission failed to impose anti-dumping protection for certain future steel beams imported into the U.S. During the months of May and June 2002 the Euro strengthened 9.6% in relation to the U.S. dollar. Both of these factors suggest uncertainty as to the level of future European steel beam sales into the U.S.

Net Sales. Consolidated net sales at $1,447.6 million increased $100.0 million from 2001. CAC net sales at $762.4 million were 5% above the prior year as demand for building materials in the Company’s CAC markets remained solid. Total cement sales increased $23.3 million on 7% higher shipments. Average trade prices were comparable to the prior year. Ready-mix sales declined $3.7 million on somewhat lower volume and average prices. Aggregate sales increased $3.4 million on somewhat higher volumes and average prices. Wet weather in the Company’s Texas markets limited ready-mix and aggregate shipments in the May 2002 quarter. Ready-mix volume declined 15% and aggregate shipments declined 17% from the prior year quarter.

Steel sales at $685.2 million were 11% above the prior year. Reduced imports improved the Company’s market share. Structural steel sales increased $49.3 million on 16% higher shipments. Average realized prices, although 5% lower than the prior year, increased 9% from the May 2001 quarter. Bar sales increased 9% for the year on 18% higher shipments at 8% lower realized prices.

Operating Costs. Consolidated cost of products sold at $1,236.9 million, including depreciation, depletion and amortization, increased $59.5 million from 2001. CAC costs were $596.7 million, an increase of $39.9 million, as a result of increased cement shipments and aggregate production and the impact of higher cement plant maintenance costs. Steel costs were $640.2 million, an increase of $19.6 million. Higher shipments increased costs $91.1 million offset by lower unit production costs due to improving efficiencies at the Virginia plant and lower scrap costs.

CAC selling, general and administrative expense at $48.7 million, including depreciation and amortization, decreased $4.1 million primarily due to lower incentive compensation and insurance expense offset in part by a $4.4 million increase in bad debt expense. Steel expense increased $2.8 million primarily due to a $4.1 million increase in bad debt expense offset by lower administrative and general expenses.

CAC other income includes routine sales of surplus operating assets which decreased $14.3 million from the prior year. Steel other income includes $9.6 million from the Company’s litigation against certain graphite electrode suppliers.

Corporate Resources

Selling, general and administrative expenses at $30.1 million in 2003, including depreciation and amortization, decreased $2.7 million on lower incentive compensation and costs associated with the Company’s agreement to sell receivables. Other income in 2003 decreased $4.9 million primarily due to lower real estate income.

Selling, general and administrative expenses at $32.8 million in 2002, including depreciation and amortization, decreased $400,000. A decrease of $3.4 million in costs associated with the Company’s agreement to sell receivables was offset by higher administrative and general expenses. Other income in 2002 increased $1.8 million primarily due to $2.7 million higher real estate income offset by lower investment income.

Interest Expense

Interest expense at $34.9 million in 2003 decreased $7.8 million from the prior year as a result of lower average outstanding debt. The effect on future interest costs of the Company’s June 2003 refinancing is discussed under Liquidity and Capital Resources.

Interest expense at $42.7 million in 2002 increased $5.6 million from the prior year. This reflects a $10.0 million decrease in interest incurred as a result of lower average outstanding debt at lower interest rates offset by a $15.6 million decrease in interest capitalized. With the completion of the Company’s major plant expansions no interest was capitalized in 2002.

Income Taxes

The Company’s effective tax rate was 40.1% in 2003, 29.3% in 2002 and 30.2% in 2001. The primary reason that the current tax rate differs from the 35% statutory corporate rate is due to percentage depletion that is tax deductible and state income tax expense. Deferred taxes include a $12.9 million alternative minimum tax credit carryforward that is available for offset against future regular income taxes. In addition, the Company has $90.5 million in federal net operating loss carryforwards, which expire in 2023.

Dividends on Preferred Securities—Net of Tax

Dividends on preferred securities of subsidiary net of tax benefit amounted to $7.1 million in 2003 and $7.2 million in both 2002 and 2001.

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

Legal Contingencies. The Company and its subsidiaries are defendants in lawsuits which arose in the normal course of business, and make provision for the estimated loss from any claim or legal proceeding when it is probable that a reasonably estimable liability has been incurred.

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

LIQUIDITY AND CAPITAL RESOURCES

To improve liquidity and provide more financial and operating flexibility, the Company on June 6, 2003 issued $600 million of 10.25% senior notes maturing June 15, 2011. The net proceeds were used to repay the outstanding debt under the revolving credit facility, repurchase all senior notes outstanding at May 31, 2003, and collateralize the letters of credit supporting the variable-rate industrial development revenue bonds prior to their retirement on August 1, 2003. The remaining proceeds were applied toward the cost of the Company’s agreement whereby the entire outstanding interest in the defined pool of trade receivables previously sold was repurchased and the agreement to sell receivables was terminated. The refinancing adds approximately 4% to the Company’s overall average effective interest rate and together with the additional amount borrowed is expected to result in higher annual interest costs of approximately $30 million. Effective August 5, 2003, the Company entered into an interest rate swap that changes the characteristics of the interest payments on $200 million of the underlying fixed-rate payments to short-term LIBOR-based variable rate payments in order to achieve a mix of interest rates on the Company’s long-term debt which, over time, is expected to moderate financing costs. In the August 2003 quarter, the Company will recognize an ordinary loss on early extinguishment of debt of approximately $11.2 million, representing $8.5 million in premium or consent payments to holders of the existing senior notes and a write-off of $2.7 million of debt issuance costs associated with the debt repaid.

The new senior notes represent general unsecured senior obligations of the Company. The new senior notes were issued by Texas Industries, Inc. (the parent company), which has no independent assets or operations. All wholly owned subsidiaries of the Company, excluding minor subsidiaries without operations or material assets, have provided a joint and several, full and unconditional guarantee of the securities. The terms of the notes contain covenants that among other things provide for restrictions on the payment of dividends or repurchasing common stock, making certain investments, incurring additional debt or selling preferred stock, creating liens, and transferring assets. At any time prior to June 15, 2006, the Company may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 110.25% of the principal amount thereof, plus accrued interest, with the net cash proceeds from certain equity offerings. In addition, at any time on or prior to June 15, 2007, the Company may redeem all or part of the notes at a redemption price equal to the sum of the principal amount thereof, plus accrued interest and a make-whole premium. After June 15, 2007, the Company may redeem all or a part of the notes at a redemption price of 105.125% in 2007, 102.563% in 2008 and 100% in 2009 and thereafter.

To replace the revolving credit facility and agreement to sell receivables, the Company has entered into a new senior secured credit facility, which will provide up to $200 million of available borrowings, subject to a borrowing base. The facility matures in June 2007 with borrowings limited based on the net amounts of eligible accounts receivable and inventory. Initial borrowings will bear annual interest at either the LIBOR based rate plus 2.5% or the prime rate plus .5%. These interest rate margins are subject to performance price adjustments. Commitment fees at an annual rate of .375% are to be paid on the unused portion of the facility. The Company may terminate the facility at anytime, and under certain circumstances may be required to pay a termination fee.

The senior secured credit facility is collateralized by first priority liens on substantially all of the Company’s existing and future acquired accounts receivable, inventory, deposit accounts and certain of its general intangibles. The new debt agreement contains covenants restricting, among other things, prepayment or redemption of notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. In addition, there is the requirement to meet certain financial tests and to maintain certain financial ratios if the excess availability under the senior secured credit facility falls below $30 million, including maintaining a fixed charge coverage ratio and meeting a minimum tangible net worth test.

A portion of the Company’s initial borrowing of $28.5 million under the senior secured credit facility was applied toward the repurchase of the outstanding interest in the defined pool of trade receivables previously sold. In addition, $17.7 million of the facility was reserved to support letters of credit.

The Company’s ability to incur additional debt is currently limited to borrowings available under the senior secured credit facility. The payment of cash dividends on Common Stock is currently limited to an annual amount of $7.0 million.

The Company historically has financed major capital expansion projects with cash from operations and long-term borrowings. Working capital requirements and capital expenditures for normal replacement and technological upgrades of existing equipment and expansions of its operations are funded with cash from operations. The fiscal year 2004 capital expenditure budget for these activities is estimated currently at approximately $50 million. In addition, the Company leases certain mobile and other equipment used in its operations under operating leases that in the normal course of business are renewed or replaced by subsequent leases.

After giving effect to the refinancing and initial borrowing under the senior secured credit facility, the Company’s estimated future payments under its contractual obligations are summarized, as follows:

	Future Payments by Period
In thousands	Total	2004	2005-2007	2008	After 2008
Long-term debt	$632,910	$732	$2,068	$29,667	$600,443
Operating leases	61,009	16,745	22,760	4,542	16,962
Preferred securities of subsidiary	199,937	—	—	—	199,937

Total contractual obligations	$893,856	$17,477	$24,828	$34,209	$817,342

Future payments under leases exclude mineral rights which are insignificant and are generally required only for products produced. Outstanding letters of credit generally only collateralize payment of recorded liabilities.

We expect cash from operations and borrowings under the new senior secured credit facility to be sufficient to provide funds for capital expenditure commitments, scheduled debt repayments and working capital needs for at least the next year.

Cash Flows

Net cash provided by operations was $56.9 million in 2003, compared to $171.0 million in the prior year, primarily due to lower operating profit and the related increase in deferred taxes. CAC receivables and inventories are comparable to prior year levels. Steel inventories declined $7.3 million on lower production. A scheduled shutdown to refurbish the Steel production facilities increased prepaid expenses $6.1 million. Collection of tax refund claims reduced receivables $2.4 million, compared to $14.2 million in the prior year. Accounts payable and accrued expenses increased $4.5 million due primarily to higher trade accounts payable.

Net cash used by investing activities was $42.1 million in 2003, compared to $29.5 million in the prior year. Capital expenditures for normal replacement and technological upgrades of existing equipment and expansions of the Company’s operations excluding major plant expansions was $54.7 million, up $25.1 million from the prior year. In 2001, $48.3 million was incurred in completing the expansion of the Company’s Midlothian, Texas cement plant.

Net cash used by financing activities was $16.0 million in 2003, compared to $142.7 million in the prior year. Long-term debt was reduced $6.3 million in 2003 and $139.3 million in 2002. The Company’s quarterly cash dividend at $.075 per common share remained unchanged from the prior year.

OTHER ITEMS

Litigation

In November 1998, Chaparral Steel Company, a wholly owned subsidiary, filed an action in the District Court of Ellis County, Texas against certain graphite electrode suppliers seeking damages for illegal restraints of trade in the sale of graphite electrodes. During the August 2003 quarter the Company obtained a settlement from a producer of graphite electrodes in the net amount of $4.2 million. The Company has now obtained settlements from all the major producers named in the action and does not anticipate any material future settlements.

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

Market Risk

The Company has not historically entered into derivatives or other financial instruments for trading or speculative purposes. Because of the short duration of the Company’s investments, changes in market interest rates would not have a significant impact on their fair value. The fair value of the Company’s debt outstanding at May 31, 2003, did not exceed its carrying value.

As noted under Liquidity and Capital Resources, the Company on June 6, 2003, issued $600 million of 10.25% senior notes maturing June 15, 2011. The net proceeds were used to repay the outstanding debt under the revolving credit facility, repurchase all senior notes outstanding at May 31, 2003, and collateralize the letters of credit supporting the variable-rate industrial development revenue bonds prior to their retirement on August 1, 2003. The remaining proceeds were applied toward the cost of the Company’s agreement whereby the entire outstanding interest in the defined pool of trade receivables previously sold was repurchased and the agreement to sell receivables was terminated.

The refinancing increased the amount of fixed rate debt outstanding, will add approximately 4% to the Company’s overall average effective interest rate, and together with the additional amount borrowed is expected to result in higher annual interest costs of approximately $30 million. The fair value of the debt will vary as interest rates change.

Effective August 5, 2003, the Company entered into an interest rate swap that changes the characteristics of the interest payments on $200 million of the underlying fixed rate debt from fixed-rate payments to short-term LIBOR-based variable rate payments in order to achieve a mix of interest rates on the Company’s long-term debt which, over time, is expected to moderate financing costs. The swap is sensitive to interest rate changes. For example, if short-term interest rates increase (decrease) by one percentage point from the date of the refinancing, annual pretax interest expense would increase (decrease) by $2 million.

New Accounting Pronouncements

Effective June 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Its adoption did not have an immediate effect on the financial statements of the Company.

As of May 31, 2003, the Company adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which provides for expanded disclosure concerning stock-based compensation, including disclosures in interim financial statements, and amends SFAS No. 123.

Effective June 1, 2003, the Company will adopt SFAS No. 143, “Accounting for Asset Retirement Obligations,” which establishes standards for accounting for legal obligations associated with the retirement of long-lived assets. The initial estimate of the present value of these future obligations indicates an impact of approximately $2.0 million on the results of operations and financial condition for fiscal 2004.

Effective June 1, 2003, the Company will adopt SFAS No. 145, “Recission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections.” For most companies, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS No. 145 also amends SFAS No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). Other than the ordinary loss to be recognized due to the early extinguishment of debt in the quarter ended August 31, 2003 as noted in the Long-term Debt footnote, its adoption is not expected to have a material impact on the financial statements of the Company.

Effective June 1, 2003, the Company will adopt SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company has no financial instruments for which a change in classification will be required.

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date an entity commits to an exit plan. SFAS No. 146 was effective for exit or disposal activities initiated after December 31, 2002, and did not have any impact on the financial statements of the Company during the year ended May 31, 2003.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which requires a guarantor to recognize a liability for the fair value of the obligation at the inception of the guarantee. The recognition provisions are applied on a prospective basis to guarantees issued after December 31, 2002. Its adoption did not have an immediate effect on the financial statements of the Company.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” clarifying the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of Interpretation No. 46 are applicable no later than July 1, 2003 and are not expected to have a material impact on the financial statements of the Company at adoption.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Certain statements contained in this annual report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the impact of competitive pressures and changing economic and financial conditions on the Company’s business, construction activity in the Company’s markets, abnormal periods of inclement weather, changes in the cost of raw materials, fuel and energy, and the impact of environmental laws and other regulations (see Part I, Item 1 under the caption “Risks Relating to the Company” on pages 6 through 9).

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included in Item 7.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders

Texas Industries, Inc.

We have audited the accompanying consolidated balance sheets of Texas Industries, Inc. and subsidiaries (the Company) as of May 31, 2003 and 2002, the business segment information on pages 12 through 13 of the annual report on Form 10-K and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended May 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Texas Industries, Inc. and subsidiaries at May 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 2003, in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP

Dallas, Texas

July 14, 2003

CONSOLIDATED BALANCE SHEETS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	May 31,
In thousands	2003	2002
ASSETS
CURRENT ASSETS
Cash	$6,204	$7,430
Receivables—net	61,831	56,138
Inventories	270,773	276,482
Deferred taxes and prepaid expenses	37,375	31,192

TOTAL CURRENT ASSETS	376,183	371,242

OTHER ASSETS
Goodwill	146,474	146,474
Real estate and investments	43,600	41,524
Deferred charges and intangibles	23,985	29,679

	214,059	217,677

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	218,687	209,557
Buildings	101,490	102,358
Machinery and equipment	1,712,285	1,779,863
Construction in progress	47,724	45,450

	2,080,186	2,137,228
Less allowances for depreciation	940,818	952,870

	1,139,368	1,184,358

	$1,729,610	$1,773,277

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$120,477	$111,037
Accrued interest, wages and other items	43,376	48,363
Current portion of long-term debt	732	9,228

TOTAL CURRENT LIABILITIES	164,585	168,628

LONG-TERM DEBT	477,145	474,963

DEFERRED INCOME TAXES AND OTHER CREDITS	160,434	167,276

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY HOLDING SOLELY COMPANY CONVERTIBLE DEBENTURES	199,937	200,000

SHAREHOLDERS’ EQUITY
Common stock, $1 par value	25,067	25,067
Additional paid-in capital	260,936	260,091
Retained earnings	538,584	569,096
Cost of common stock in treasury	(91,186)	(91,844)
Pension liability adjustment	(5,892)	—

	727,509	762,410

	$1,729,610	$1,773,277

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Year Ended May 31,
In thousands except per share	2003	2002	2001
NET SALES	$1,364,109	$1,447,642	$1,347,609

COSTS AND EXPENSES (INCOME)
Cost of products sold	1,270,081	1,236,944	1,177,389
Selling, general and administrative	92,961	109,151	110,956
Interest	34,885	42,680	37,061
Other income	(4,424)	(24,683)	(26,368)

	1,393,503	1,364,092	1,299,038

INCOME (LOSS) BEFORE THE FOLLOWING ITEMS	(29,394)	83,550	48,571

Income taxes (benefit)	(12,345)	25,124	15,198

	(17,049)	58,426	33,373

Dividends on preferred securities—net of tax	(7,148)	(7,150)	(7,150)

NET INCOME (LOSS)	$(24,197)	$51,276	$26,223

BASIC
Average shares	21,123	21,072	21,051

Earnings (loss) per share	$(1.15)	$2.43	$1.26

DILUTED
Average shares	21,123	21,517	21,307

Earnings (loss) per share	$(1.15)	$2.38	$1.24

Cash dividends per share	$.30	$.30	$.30

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Year Ended May 31,
In thousands	2003	2002	2001
OPERATING ACTIVITIES
Net income (loss)	$(24,197)	$51,276	$26,223
Loss (gain) on disposal of assets	1,774	(738)	(15,790)
Non-cash items
Depreciation, depletion and amortization	97,112	100,737	101,385
Deferred taxes (benefit)	(18,036)	25,832	22,659
Other—net	8,104	5,247	1,004
Changes in operating assets and liabilities
Receivables sold	(9,486)	—	40,000
Receivables—net	(7,254)	20,660	(27,992)
Inventories and prepaid expenses	1,755	(7,058)	(22,684)
Accounts payable and accrued liabilities	4,510	(24,098)	23,724
Real estate and investments	2,621	(885)	2,649

Net cash provided by operations	56,903	170,973	151,178

INVESTING ACTIVITIES
Capital expenditures	(54,734)	(29,662)	(136,892)
Proceeds from disposal of assets	11,308	6,147	16,084
Other—net	1,340	(6,023)	(4,287)

Net cash used by investing	(42,086)	(29,538)	(125,095)

FINANCING ACTIVITIES
Proceeds of long-term borrowing	366,640	382,300	372,972
Debt retirements	(372,960)	(521,598)	(382,148)
Purchase of treasury shares	(2)	(206)	(7,765)
Common dividends paid	(6,315)	(6,284)	(6,280)
Other—net	(3,406)	3,049	(1,116)

Net cash used by financing	(16,043)	(142,739)	(24,337)

Increase (decrease) in cash	(1,226)	(1,304)	1,746

Cash at beginning of year	7,430	8,734	6,988

Cash at end of year	$6,204	$7,430	$8,734

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

$ In thousands except per share	Common Stock $1 Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Pension Liability Adjustment	Total Shareholders’ Equity
May 31, 2000	$25,067	$258,325	$504,161	$(89,527)	$—	$698,026

Net income			26,223			26,223
Common dividends paid—$.30 per share			(6,280)			(6,280)
Treasury shares issued for bonuses and options—97,865 shares		206		1,835		2,041
Treasury shares purchased—339,476 shares				(7,765)		(7,765)

May 31, 2001	25,067	258,531	524,104	(95,457)	—	712,245

Net income			51,276			51,276
Common dividends paid—$.30 per share			(6,284)			(6,284)
Treasury shares issued for bonuses and options—203,695 shares		1,560		3,819		5,379
Treasury shares purchased—5,248 shares				(206)		(206)

May 31, 2002	25,067	260,091	569,096	(91,844)	—	762,410

Net loss			(24,197)			(24,197)
Pension liability adjustment—net of tax					(5,892)	(5,892)
Common dividends paid—$.30 per share			(6,315)			(6,315)
Treasury shares issued for bonuses and options and conversion of preferred securities—35,220 shares		845		660		1,505
Treasury shares purchased—72 shares				(2)		(2)

May 31, 2003	$25,067	$260,936	$538,584	$(91,186)	$(5,892)	$727,509

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Texas Industries, Inc. and subsidiaries (unless the context indicates otherwise, collectively, the “Company” or “TXI”) is a leading supplier of construction materials through two business segments: cement, aggregate and concrete products (the “CAC” segment); and structural steel and specialty bar products (the “Steel” segment). Through the CAC segment, the Company produces and sells cement, stone, sand and gravel, expanded shale and clay aggregate, and concrete products from facilities concentrated in Texas, Louisiana and California, with several products marketed throughout the United States. Through its Steel segment, the Company produces and sells structural steel, piling products, specialty bar products, merchant bar-quality rounds, reinforcing bar and channels for markets in North America.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of the Texas Industries, Inc. and all subsidiaries. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Estimates. The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

Fair Value of Financial Instruments. The estimated fair value of each class of financial instrument as of May 31, 2003 approximates its carrying value except for long-term debt having fixed interest rates and mandatorily redeemable preferred securities of subsidiary. The fair value of long-term debt at May 31, 2003, estimated by applying discounted cash flow analysis based on interest rates currently available to the Company for such debt with similar terms and remaining maturities, is approximately $446.2 million compared to the carrying amount of $477.9 million. The fair value of mandatorily redeemable preferred securities of subsidiary at May 31, 2003, estimated based on NYSE quoted market prices, is approximately $133.5 million compared to the carrying amount of $199.9 million.

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

Legal Contingencies. The Company and its subsidiaries are defendants in lawsuits which arose in the normal course of business, and make provision for the estimated loss from any claim or legal proceeding when it is probable that a reasonably estimable liability has been incurred.

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

Property, plant and equipment is recorded at cost. Provisions for depreciation are computed generally using the straight-line method. Provisions for depletion of mineral deposits are computed on the basis of the estimated quantity of recoverable raw materials. Useful lives for the Company’s primary operating facilities range from 10 to 20 years. Maintenance and repairs are charged to expense as incurred. Costs incurred for scheduled shut-downs to refurbish the Steel facilities are amortized over the benefited period, typically 12 to 24 months.

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

In thousands	2003	2002
CAC
Gross carrying value	$66,766	$66,766
Accumulated amortization	(5,458)	(5,458)

	61,308	61,308

Steel
Gross carrying value	112,265	112,265
Accumulated amortization	(27,099)	(27,099)

	85,166	85,166

	$146,474	$146,474

The results for periods prior to the change in accounting for goodwill have not been restated. The following reconciles the reported net income and earnings per share to that which would have resulted had SFAS No. 142 been applied to the year ended May 31, 2001.

In thousands except per share	2001
Net income
As reported	$26,223
Goodwill amortization net of tax	3,964

As adjusted	$30,187

Basic earnings per share
As reported	$1.26
As adjusted	$1.43

Diluted earnings per share
As reported	$1.24
As adjusted	$1.42

Deferred charges and intangibles include non-compete agreements and other intangibles with finite lives being amortized on a straight-line basis over periods of 5 to 15 years. Their carrying value, adjusted for write-offs, totaled $2.5 million at May 31, 2003 and $3.5 million at May 31, 2002, net of accumulated amortization of $3.6 million at May 31, 2003 and $5.1 million at May 31, 2002. Amortization expense incurred was $900,000 in 2003, $1.2 million in 2002 and $1.3 million in 2001. Estimated annual amortization for each of the five succeeding years is approximately $400,000 per year.

Real Estate and Investments. Surplus real estate and real estate acquired for development of high quality industrial, office and multi-use parks, recorded at cost, totaled $11.6 million and $14.3 million at May 31, 2003 and 2002, respectively. Investments totaled $32.0 million and $27.2 million at May 31, 2003 and 2002, respectively, and are composed primarily of life insurance contracts, which are recorded at their net cash surrender value and may be used to fund certain Company benefit agreements. The Company does not invest in debt or equity securities.

Debt Issuance Cost. Debt issuance costs of $9.7 million and $9.9 million at May 31, 2003 and 2002, respectively, are associated with various debt issues and amortized over the terms of the related debt.

Other Credits. Other credits of $44.8 million at May 31, 2003, compared to $32.1 million at the prior year-end, are composed primarily of liabilities related to the Company’s retirement plans and deferred compensation agreements.

Pension Liability Adjustment. The pension liability adjustment of $5.9 million at May 31, 2003 (net of tax of $3.2 million) relates to a defined benefit retirement plan covering approximately 550 employees and retirees of an acquired subsidiary. Comprehensive loss, which consists of net loss and the pension liability adjustment to shareholders’ equity, was $30.1 million for the year ended May 31, 2003. Comprehensive income in 2002 and 2001 was the same as net income.

Net Sales. Sales are recognized when title has transferred and products are delivered. Historically, the Company has included delivery fees in the amount it billed customers to the extent needed to recover the Company’s cost of freight and delivery. Net sales were presented as revenues including delivery fees offset by freight and delivery costs and were disclosed as such. The Emerging Issues Task Force of the FASB reached a final consensus on Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” EITF 00-10 addresses the income statement classification of amounts charged to customers for shipping and handling, as well as costs incurred related to shipping and handling. The EITF concluded that amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. The EITF also concluded that if costs incurred related to shipping and handling are significant and not included in cost of sales, an entity should disclose both the amount of such costs and the line item on the income statement that includes them. In connection with this issue, the Company has reclassified freight and delivery costs from net sales to cost of products sold in all periods presented in its Consolidated Statements of Operations. The reclassifications resulted in an increase in both net sales and cost of products sold of approximately $104.9 million, $102.7 million and $95.4 million for 2003, 2002 and 2001, respectively. These reclassifications had no effect on the Company’s results of operations or financial position.

Other Income. Other income includes routine sales of surplus operating assets and real estate in the amount of $300,000 in 2003, $8.6 million in 2002 and $19.6 million in 2001. Also included in other income was $500,000 in 2003, $9.6 million in 2002 and $400,000 in 2001 from the Company’s litigation against certain graphite electrode suppliers.

Income Taxes. Accounting for income taxes uses the liability method of recognizing and classifying deferred income taxes. The Company joins in filing a consolidated return with its subsidiaries. Current and deferred tax expense is allocated among the members of the group based on a stand-alone calculation of the tax of the individual member.

Earnings Per Share (“EPS”). Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period including certain contingently issuable shares related to deferred compensation agreements in which directors elected to defer annual and meeting fees or executives elect to defer incentive compensation and the Company’s former stock awards program. The shares are considered contingently issuable because the director or executive has an unconditional right to the shares to be issued. The deferred compensation is denominated in shares of the Company’s Common Stock and issued upon retirement or at such earlier date as approved by the Company. Vested stock award shares are issued in the year in which the employee reaches age 60.

Diluted EPS adjusts net income and the outstanding shares for the dilutive effect of preferred securities, stock options and awards. Prior to the adoption of SFAS No. 142, net income was adjusted for the amortization of additional goodwill in connection with a contingent payment for the acquisition of Chaparral.

Basic and Diluted EPS are calculated as follows:

In thousands except per share	2003	2002	2001
Earnings:
Net income (loss)	$(24,197)	$51,276	$26,223
Contingent price amortization	—	—	233

Basic earnings (loss)	(24,197)	51,276	26,456
Dividends on preferred securities—net of tax	—	—	—

Diluted earnings (loss)	$(24,197)	$51,276	$26,456

Shares:
Weighted-average shares outstanding	21,049	20,927	20,908
Contingently issuable shares	74	145	143

Basic weighted-average shares	21,123	21,072	21,051
Preferred securities	—	—	—
Stock option and award dilution	—	445	256

Diluted weighted-average shares*	21,123	21,517	21,307

Basic earnings (loss) per share	$(1.15)	$2.43	$1.26

Diluted earnings (loss) per share	$(1.15)	$2.38	$1.24

* Shares excluded due to antidilutive effect:
Preferred securities	2,888	2,889	2,889
Stock options and awards	2,568	578	903

Stock-based Compensation. The Company accounts for employee stock options using the intrinsic value method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”). Generally, no expense is recognized related to the Company’s stock options because each option’s exercise price is set at the stock’s fair market value on the date the option is granted.

In accordance with SFAS No. 123, the Company discloses the compensation cost based on the estimated fair value at the date of grant recognizing compensation expense ratably over the vesting period. The weighted-average fair value of options granted in 2003, 2002 and 2001 was $8.20, $14.57 and $11.77, respectively. The fair value of each option grant was estimated on the date of grant for purposes of the pro forma disclosures using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	2003	2002	2001
Dividend yield	1.33%	.83%	1.01%
Volatility factor	.361	.350	.343
Risk-free interest rate	3.38%	4.77%	5.16%
Expected life in years	6.4	6.4	6.4

If the Company had recognized compensation expense for the stock option plan based on the fair value at the grant dates for awards, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts:

In thousands except per share	2003	2002	2001
Net income (loss)
As reported	$(24,197)	$51,276	$26,223
Plus: stock-based compensation included in the determination of net income (loss) as reported, net of tax	270	811	680
Less: fair value of stock-based compensation, net of tax	(3,964)	(4,082)	(4,034)

Pro forma	$(27,891)	$48,005	$22,869

Basic earnings (loss) per share
As reported	$(1.15)	$2.43	$1.26
Pro forma	(1.32)	2.28	1.10
Diluted earnings (loss) per share
As reported	(1.15)	2.38	1.24
Pro forma	(1.32)	2.23	1.08

New Accounting Pronouncements. Effective June 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Its adoption did not have an immediate effect on the financial statements of the Company.

As of May 31, 2003, the Company adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” which provides for expanded disclosure concerning stock-based compensation, including disclosures in interim financial statements, and amends SFAS No. 123.

Effective June 1, 2003, the Company will adopt SFAS No. 143, “Accounting for Asset Retirement Obligations,” which establishes standards for accounting for legal obligations associated with the retirement of long-lived assets. The initial estimate of the present value of these future obligations indicates an impact of approximately $2.0 million on the results of operation and financial condition for fiscal 2004.

Effective June 1, 2003, the Company will adopt SFAS No. 145, “Recission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections.” For most companies, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS No. 145 also amends SFAS No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). Other than the ordinary loss to be recognized due to the early extinguishment of debt in the quarter ended August 31, 2003 as noted in the Long-term Debt footnote, its adoption is not expected to have a material impact on the financial statements of the Company.

Effective June 1, 2003, the Company will adopt SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company has no financial instruments for which a change in classification will be required.

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date an entity commits to an exit plan. SFAS No. 146 was effective for exit or disposal activities initiated after December 31, 2002, and did not have any impact on the financial statements of the Company during the year ended May 31, 2003.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which requires a guarantor to recognize a liability for the fair value of the obligation at the inception of the guarantee. The recognition provisions are applied on a prospective basis to guarantees issued after December 31, 2002. Its adoption did not have an immediate effect on the financial statements of the Company.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” clarifying the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of Interpretation No. 46 are applicable no later than July 1, 2003 and are not expected to have a material impact on the financial statements of the Company at adoption.

WORKING CAPITAL

Working capital totaled $211.6 million at May 31, 2003, compared to $202.6 million at the prior year-end.

Receivables consist of:

In thousands	2003	2002
Notes and interest receivable	$2,897	$13,100
Tax refund claims	1,982	4,364
Accounts receivable—net	56,952	38,674

	$61,831	$56,138

Accounts receivable are presented net of allowances for doubtful receivables of $4.4 million in 2003 and $4.7 million in 2002. Provisions for bad debts charged to expense were $2.9 million in 2003, $9.6 million in 2002 and $1.3 million in 2001. Uncollectible accounts written off amounted to $3.2 million in 2003, $7.5 million in 2002 and $2.0 million in 2001.

Since March 1999, the Company has had an agreement to sell, on a revolving basis, an interest in a defined pool of trade receivables of up to $125 million. The maximum amount outstanding varies based upon the level of eligible receivables. Fees are variable and follow commercial paper rates. Sales are reflected as reductions of accounts receivable and as operating cash flows. As collections reduce previously sold interests, new accounts receivable are customarily sold. Fees and expenses of $2.8 million, $4.2 million and $7.6 million are included in selling, general and administrative expenses in 2003, 2002 and 2001, respectively. The Company, as agent for the purchaser, retained collection and administration responsibilities for the participating interests of the defined pool. The interest sold totaled $115.5 million at May 31, 2003 and $125 million at May 31, 2002. On June 6, 2003, the Company entered into an agreement whereby the entire outstanding interest in the defined pool of trade receivables previously sold was repurchased and the agreement to sell receivables was terminated.

Inventories consist of:

In thousands	2003	2002
Finished products	$83,713	$85,818
Work in process	64,072	56,504
Raw materials and supplies	122,988	134,160

	$270,773	$276,482

Inventories are stated at cost (not in excess of market) with approximately 58% of inventories using the last-in, first-out method (LIFO). If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $16.5 million in 2003 and $6.3 million in 2002.

Accrued interest, wages and other items consist of:

In thousands	2003	2002
Interest	$4,768	$5,292
Employee compensation	18,258	21,273
Income taxes	931	3,778
Property taxes and other	19,419	18,020

	$43,376	$48,363

LONG-TERM DEBT

Long-term debt is comprised of the following:

In thousands	2003	2002
Revolving credit facility maturing in 2004, current interest rates average 4.07%, plus a commitment fee at current annual rate of ..5% on the unused portion of the facility	$95,000	$90,000
Senior notes
Notes due through 2017, interest rates average 7.28%	200,000	200,000
Notes due through 2008, interest rates average 7.28%	75,000	75,000
Notes due through 2004, interest rates average 10.2%	8,000	16,000
Variable-rate industrial development revenue bonds collateralized by letters of credit
Bonds maturing in 2028, interest rate approximately 2.5%	50,000	50,000
Bonds maturing in 2029, interest rate approximately 2.5%	25,000	25,000
Bonds maturing in 2029, interest rate approximately 2.5%	20,500	20,500
Pollution control bonds, due through 2007, interest rate 3.19% (75% of prime)	3,855	4,535
Other, maturing through 2009, interest rates from 7.5% to 10%	522	3,156

	477,877	484,191
Less current maturities	732	9,228

	$477,145	$474,963

On June 6, 2003, the Company issued $600 million of 10.25% senior notes maturing June 15, 2011. The net proceeds were used to repay the outstanding debt under the revolving credit facility, repurchase all senior notes outstanding at May 31, 2003, and collateralize the letters of credit supporting the variable-rate industrial development revenue bonds prior to their retirement on August 1, 2003. The remaining proceeds were applied toward the cost of the Company’s agreement whereby the entire outstanding interest in the defined pool of trade receivables previously sold was repurchased and the agreement to sell receivables was terminated. The refinancing adds approximately 4% to the Company’s overall average effective interest rate. In the August 2003 quarter, the Company will recognize an ordinary loss on early extinguishment of debt of approximately $11.2 million, representing $8.5 million in premium or consent payments to holders of the existing senior notes and a write-off of $2.7 million of debt issuance costs associated with the debt repaid.

The new senior notes represent general unsecured senior obligations of the Company. The new senior notes were issued by Texas Industries, Inc. (the parent company), which has no independent assets or operations. All wholly owned subsidiaries of the Company, excluding minor subsidiaries without operations or material assets, have provided a joint and several, full and unconditional guarantee of the securities. The terms of the notes contain covenants that among other things provide for restrictions on the payment of dividends or repurchasing common stock, making certain investments, incurring additional debt or selling preferred stock, creating liens, and transferring assets. At any time prior to June 15, 2006, the Company may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 110.25% of the principal amount thereof, plus accrued interest, with the net cash proceeds from certain equity offerings. In addition, at any time on or prior to June 15, 2007, the Company may redeem all or part of the notes at a redemption price equal to the sum of the principal amount thereof, plus accrued interest and a make-whole premium. After June 15, 2007, the Company may redeem all or a part of the notes at a redemption price of 105.125% in 2007, 102.563% in 2008 and 100% in 2009 and thereafter.

In addition, the Company has entered into a new senior secured credit facility, which will provide up to $200 million of available borrowings, subject to a borrowing base. The facility matures in June 2007 with borrowings limited based on the net amounts of eligible accounts receivable and inventory. Initial borrowings will bear annual interest at either the LIBOR based rate plus 2.5% or the prime rate plus .5%. These interest rate margins are subject to performance price adjustments. Commitment fees at an annual rate of .375% are to be paid on the unused portion of the facility. The Company may terminate the facility at anytime, and under certain circumstances may be required to pay a termination fee.

The senior secured credit facility is collateralized by first priority liens on substantially all of the Company’s existing and future acquired accounts receivable, inventory, deposit accounts and certain of its general intangibles. The new debt agreement contains covenants restricting, among other things, prepayment or redemption of notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. In addition, there is the requirement to meet certain financial tests and to maintain certain financial ratios if the excess availability under the senior secured credit facility falls below $30 million, including maintaining a fixed charge coverage ratio and meeting a minimum tangible net worth test.

A portion of the Company’s initial borrowing of $28.5 million under the senior secured credit facility was applied toward the repurchase of the outstanding interest in the defined pool of trade receivables previously sold. In addition, $17.7 million of the facility was reserved to support letters of credit.

The Company’s ability to incur additional debt is currently limited to borrowings available under the senior secured credit facility. The payment of cash dividends on Common Stock is currently limited to an annual amount of $7.0 million.

Based on the terms of the new debt, the amount of current maturities at May 31, 2003 relating to debt repaid has been classified as long-term. Including the Company’s initial borrowing under the new senior secured credit facility, annual maturities of long-term debt for each of the five succeeding years are $700,000, $700,000, $700,000, $700,000, and $29.7 million.

The amount of interest paid was $33.7 million in 2003, $43.6 million in 2002 and $50.9 million in 2001. No interest was capitalized in 2003 or 2002. Interest capitalized in 2001 totaled $15.6 million.

OPERATING LEASES

The Company leases certain mobile and other equipment, office space and other items which in the normal course of business are renewed or replaced by subsequent leases. Total expense for such operating leases (other than for mineral rights) amounted to $26.2 million in 2003, $29.0 million in 2002 and $32.0 million in 2001. Non-cancelable operating leases with an initial or remaining term of more than one year totaled $61.0 million at May 31, 2003. Estimated annual lease payments for the five succeeding years are $16.7 million, $11.2 million, $6.9 million, $4.7 million and $4.5 million.

PREFERRED SECURITIES OF SUBSIDIARY

On June 5, 1998, TXI Capital Trust I (the “Trust”), a Delaware business trust wholly owned by the Company, issued 4,000,000 of its 5.5% Shared Preference Redeemable Securities (“Preferred Securities”) to the public for gross proceeds of $200 million. The combined proceeds from the issuance of the Preferred Securities and the issuance to the Company of the common securities of the Trust were invested by the Trust in $206.2 million aggregate principal amount of 5.5% convertible subordinated debentures due June 30, 2028 (the “Debentures”) issued by the Company. At May 31, 2003, 3,998,744 Preferred Securities and $206.1 million aggregate principal amount of Debentures were outstanding. The Preferred Securities represent an undivided beneficial interest in the Company’s Debentures, which are intercompany debt held by the Trust. The Debentures and related trust investment in the Debentures have been eliminated in consolidation and the Preferred Securities reflected as outstanding in the accompanying consolidated financial statements.

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

Each Preferred Security is convertible at any time prior to the close of business on June 30, 2028, at the option of the holder into shares of the Company’s common stock at a conversion rate of .72218 shares of the Company’s common stock for each Preferred Security.

SHAREHOLDERS’ EQUITY

Common stock consists of:

In thousands	2003	2002
Shares authorized	40,000	40,000
Shares outstanding at May 31	21,061	21,026
Shares held in treasury	4,006	4,041
Shares reserved for stock options and other	3,405	3,503

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

STOCK OPTION PLAN

The Company’s stock option plan as approved by shareholders expires July 14, 2003. The plan provides that non-qualified and incentive stock options to purchase Common Stock may be granted to directors, officers and key employees at market prices at date of grant. Outstanding options become exercisable in installments beginning one year after date of grant and expire ten years later.

A summary of option transactions for the three years ended May 31, 2003, follows:

	Shares Under Option	Weighted-Average Option Price
Outstanding at May 31, 2000	2,162,125	$29.86

Granted	397,850	29.71
Exercised	(90,020)	19.31
Canceled	(67,950)	37.43

Outstanding at May 31, 2001	2,402,005	30.02

Granted	227,300	36.20
Exercised	(191,362)	23.05
Canceled	(38,790)	38.61

Outstanding at May 31, 2002	2,399,153	31.02

Granted	952,600	22.65
Exercised	(21,880)	23.40
Canceled	(24,450)	40.88

Outstanding at May 31, 2003	3,305,423	$28.59

Options exercisable as of May 31 were 1,803,933 shares in 2003, 1,567,983 shares in 2002 and 1,401,705 shares in 2001 at a weighted-average option price of $30.12, $29.04 and $27.29, respectively. The following table summarizes information about stock options outstanding as of May 31, 2003.

	Range of Exercise Prices
	$12.03 - $16.85	$21.39 - $32.54	$36.52 - $50.57
Options outstanding
Shares outstanding	264,011	2,276,362	765,050
Weighted-average remaining life in years	1.20	6.93	6.30
Weighted-average exercise price	$15.49	$25.42	$42.53
Options exercisable
Shares exercisable	264,011	1,038,932	500,990
Weighted-average exercise price	$15.49	$26.87	$44.57

No options were granted after May 31, 2003 prior to the plan’s expiration. Current outstanding options expire on various dates to May 15, 2013.

INCOME TAXES

The Company received income tax refunds of $2.8 million in 2003 and $25.5 million in 2002 and made income tax payments of $2.8 million, $2.2 million and $13.5 million in 2003, 2002 and 2001, respectively.

The provisions for income taxes are composed of:

In thousands	2003	2002	2001
Current (benefit)	$1,843	$(708)	$(7,461)
Deferred (benefit)	(14,188)	25,832	22,659

Expense *	$(12,345)	$25,124	$15,198

*	Excludes tax benefit related to preferred securities of subsidiary of $3.8 million, $3.9 million and $3.9 million in 2003, 2002 and 2001, respectively.

A reconcilement from statutory federal taxes to the preceding provisions follows:

In thousands	2003	2002	2001
Taxes at statutory rate	$(10,288)	$29,243	$17,000
Additional depletion	(3,552)	(5,213)	(4,505)
Nondeductible goodwill	—	—	1,007
State income tax	406	1,492	583
Nontaxable insurance benefits	(905)	(845)	(736)
Other—net	1,994	447	1,849

	$(12,345)	$25,124	$15,198

The components of the net deferred tax liability at May 31 are summarized below.

In thousands	2003	2002
Deferred tax assets
Deferred compensation	$14,096	$10,175
Expenses not currently tax deductible	8,064	5,064
Tax cost in inventory	48	696
Alternative minimum tax credit carryforward	12,887	15,319
Net operating loss carryforward	31,673	—

Total deferred tax assets	66,768	31,254
Deferred tax liabilities
Accelerated tax depreciation	158,510	146,532
Deferred real estate gains	5,271	5,022
Other	4,560	3,048

Total deferred tax liabilities	168,341	154,602

Net deferred tax liability	101,573	123,348
Less current portion (asset)	(14,015)	(11,786)

Long-term deferred tax liability	$115,588	$135,134

An adjustment to the Company’s pension liability resulted in a deferred tax asset of $3.2 million in 2003. The $12.9 million alternative minimum tax credit carryforward does not expire and is available for offset against future regular income tax. In addition, the Company has $90.5 million in federal net operating loss carryforwards, which expire in 2023.

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

RETIREMENT PLANS

Substantially all employees of the Company are covered by a series of defined contribution retirement plans. The amount of pension expense charged to costs and expenses for the above plans was $6.1 million in 2003, $6.2 million in 2002 and $5.5 million in 2001. It is the Company’s policy to fund the plans to the extent of charges to income.

Approximately 550 employees and retirees of an acquired subsidiary are covered by a defined benefit pension plan and a postretirement health benefit plan. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the defined benefit pension plan was $39.3 million, $36.6 million, and $24.5 million at May 31, 2003. The amount of expense charged to costs and expenses was $1.3 million in 2003, $1.1 million in 2002, and $800,000 in 2001. Payments under this plan amounted to $1.5 million in 2003, $1.9 million in 2002 and $1.2 million in 2001. The Company recorded an adjustment to the pension liability of $9.1 million in 2003, representing an excess of unfunded accumulated benefit obligation over previously recorded pension cost liabilities. The increase in unfunded accumulated benefit obligations was primarily attributable to a reduction in the assumed discount rate to 6%.

The accumulated benefit obligation for the postretirement health benefit plan, which is unfunded, was $12.8 million at May 31, 2003. The retiree health care benefit obligation was determined using health care cost trend rates of 12% for 2004, decreasing by 1% each year until 2009 when the rate is 6%. The amount of both expenses charged to costs and expenses and payments under this plan were approximately $400,000 in each of the three years in the period ending 2003.

INCENTIVE PLANS

All personnel employed as of May 31 share in the pretax income of the Company for the year then ended based on predetermined formulas. The duration of most of the plans is one year; certain executives are additionally covered under a three-year plan. All plans are subject to annual review by the Company’s Board of Directors. The expense included in selling, general and administrative was $1.3 million, $3.5 million and $7.2 million for 2003, 2002 and 2001, respectively.

Certain executives of Chaparral participate in a deferred compensation plan based on a five-year average of earnings. No expense was incurred in 2003 or 2002. Amounts recorded as reductions to prior year accruals under the plan were $1.8 million in 2001.

BUSINESS SEGMENTS

The Company has two reportable segments: cement, aggregate and concrete products (the “CAC” segment) and steel (the “Steel” segment). The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because of significant differences in manufacturing processes, distribution and markets served. Through the CAC segment the Company produces and sells cement, stone, sand and gravel, expanded shale and clay aggregate, and concrete products. Through its Steel segment, the Company produces and sells structural steel, piling products, specialty bar products, merchant bar-quality rounds, reinforcing bar and channels. Operating profit is net sales less operating costs and expenses, excluding general corporate expenses and interest expense. Identifiable assets by segment are those assets that are used in the Company’s operation in each segment. Corporate assets consist primarily of cash, real estate and other financial assets not identified with a major business segment. Operating results and certain other financial data for the Company’s business segments are presented on pages 12 and 13 under “Business Segments” of Management’s Discussion and Analysis of Financial Condition and Results of Operations, and are incorporated herein by reference.

QUARTERLY FINANCIAL INFORMATION (Unaudited)

The Company has reclassified freight and delivery costs from net sales to cost of products sold in all periods presented. The reclassifications resulted in an increase in net sales and cost of products sold with no effect on the Company’s operating profit (loss) or net income (loss). The following is a summary of quarterly financial information (in thousands except per share).

2003	Aug.	Nov.	Feb.	May
Net sales
CAC	$197,840	$175,302	$147,819	$197,157
Steel	168,157	162,368	148,592	166,874

	365,997	337,670	296,411	364,031

Operating profit (loss)
CAC	28,428	21,625	6,711	23,954
Steel	(3,207)	(13,884)	(12,493)	(19,049)

	25,221	7,741	(5,782)	4,905

Net income (loss)	3,915	(3,340)	(17,218)	(7,554)

Per share
Net income (loss)
Basic	.19	(.16)	(.81)	(.36)
Diluted	.18	(.16)	(.81)	(.36)
Dividends	.075	.075	.075	.075
Stock price
High	37.70	29.59	28.25	22.30
Low	23.74	21.00	19.50	17.35

2002	Aug.	Nov.	Feb.	May
Net sales
CAC	$213,747	$184,625	$167,290	$196,752
Steel	175,688	176,108	158,936	174,496

	389,435	360,733	326,226	371,248

Operating profit (loss)
CAC	37,372	31,314	20,882	29,666
Steel	(6,894)	12,680	9,788	15,807

	30,478	43,994	30,670	45,473

Net income	5,011	16,590	6,117	23,558

Per share
Net income
Basic	.24	.79	.29	1.11
Diluted	.23	.76	.28	1.03
Dividends	.075	.075	.075	.075
Stock price
High	42.14	42.00	38.84	44.85
Low	31.45	23.00	33.30	37.20

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer evaluated, with the participation of the Company’s management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information with respect to the executive officers of the Company, see “Executive Officers of the Registrant” included as a separate item at the end of Part I of this Report. For information with respect to the directors of the Company, see the “Election of Directors” section of the Proxy Statement for the 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after May 31, 2003, which is incorporated herein by reference. For information with respect to Section 16 reports, see “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement for the 2003 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

For information with respect to executive and director compensation, see the “Executive Compensation,” “Report of the Compensation Committee on Executive Compensation,” and “Board Committees, Meetings, Attendance and Fees” sections of the Proxy Statement for the 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For information with respect to security ownership of certain beneficial owners and management, see the “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” sections of the Proxy Statement for the 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which are incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the Company’s equity compensation plans as of May 31, 2003:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	3,305,423	$28.59	11,900
Equity compensation plans not approved by security holders (2) (3)	87,582	—	—

Total	3,393,005	$27.85	11,900

(1)	The Company’s stock option plan is described in the Notes to Consolidated Financial Statements entitled “Stock Option Plan” on page 36.
(2)	Includes 70,730 shares of Common Stock issuable under deferred compensation agreements in which directors elected to defer annual and meeting fees or executives elected to defer incentive compensation. Compensation so deferred is denominated in shares of the Company’s Common Stock determined by reference to the average market price as specified by the terms of the individual agreement. Dividends are credited to the account denominated in shares of the Company’s Common Stock at a value equal to the fair market value of the stock on the date of payment of such dividend.
(3)	Includes 16,852 shares of Common Stock issuable under the Company’s former stock award program in which certain employees were granted stock awards at no cost. Subject to continued employment, the 23 remaining participants are to be issued shares in five-year installments until age 60. The program was discontinued in 1990.

All shares of Common Stock issuable under the Company’s compensation plans are subject to adjustment to reflect any increase or decrease in the numbers of shares outstanding as a result of stock splits, combination of shares, recapitalizations, mergers or consolidations.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information with respect to certain relationships and related transactions, see caption “Other Transactions” of “Board Committees, Meetings, Attendance and Fees” section of the Proxy Statement for the 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information with respect to principal accountant fees and services, see “Report of the Audit Committee” and “Fees Paid to Independent Auditors” sections of the Proxy statement for the 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which are incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as a part of this report.

(1)	Financial Statements

Report of Independent Auditors

Consolidated Balance Sheets—May 31, 2003 and 2002

Consolidated Statements of Operations—Years ended May 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows—Years ended May 31, 2003, 2002 and 2001

Consolidated Statements of Shareholders’ Equity—Years ended May 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

(3)	Listing of Exhibits

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K dated August 28, 1996, File No. 001-04887).

3.2	By-laws (incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q dated January 12, 1999, File No. 001-04887).

4.1	Form of Rights Agreement dated as of November 1, 1996, between Texas Industries, Inc. and ChaseMellon Shareholder Services, L.L.C. (incorporated by reference to Exhibit (4) to Current Report on Form 8-K dated November 1, 1996, File No. 001-04887).

4.2	Form of Amended and Restated Trust Agreement, dated as of June 5, 1998, among Texas Industries, Inc., The First National Bank of Chicago, First Chicago Delaware, Inc., Kenneth R. Allen, Larry L. Clark and James R. McCraw (incorporated by reference to Exhibit 4.5 to Form S-3/A dated June 1, 1996, File No. 333-50517).

4.3	Form of Convertible Subordinated Debenture Indenture, dated as of June 5, 1998, between Texas Industries, Inc. and First Chicago Delaware Inc. (incorporated by reference to Exhibit 4.6 to Form S-3/A dated June 1, 1996, File No. 333-50517).

4.4	Form of Guarantee Agreement, dated as of June 5, 1998, by Texas Industries, Inc. and First Chicago Delaware Inc. (incorporated by reference to Exhibit 4.7 to Form S-3/A dated June 1, 1996, File No. 333-50517).

4.5	Indenture, dated as of June 6, 2003, among Texas Industries, Inc., the guarantors named therein and Wells Fargo Bank, N.A., as trustee, relating to $600,000,000 aggregate principal amount of 10 ¼% Notes Due 2011 (incorporated by reference to Exhibit 4.5 to Form S-4 dated June 26, 2003, File No. 333-106610).

4.6	Form of 10 ¼% Senior Exchange Note due 2011 (incorporated by reference to Exhibit 4.6 to Form S-4 dated June 26, 2003, File No. 333-106610).

4.7	Registration Rights Agreement, dated June 6, 2003, by and among Texas Industries, Inc., the guarantors named therein and the initial purchasers named therein (incorporated by reference to Exhibit 4.7 to Form S-4 dated June 26, 2003, File No. 333-106610).

(3)	Listing of Exhibits-Continued

The Registrant agrees to furnish to the Commission, upon request, copies of all instruments with respect to long-term debt not being registered where the total amount of securities authorized thereunder does not exceed 10% of the total assets of Registrant and its subsidiaries on a consolidated basis.

10.1	Credit Agreement dated as of or as of a date before June 6, 2003, by and among Texas Industries, Inc., the borrowers and other obligated parties named therein, Bank of America, N.A., as Administrative Agent, Banc of American Securities LLC, as Sole Lead Arranger and Book Manager, and the other Lenders named therein (incorporated by reference to Exhibit 10.2 to Form S-4 dated June 26, 2003, File No. 333-106610).

10.2	First Amendment to Credit Agreement and Security Agreements dated as of July 29, 2003, by and among Texas Industries, Inc., the borrowers and other obligated parties named therein, Bank of America, N.A., as Administrative Agent, and the other Lenders named therein.

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Auditors

24.1	Power of Attorney for certain members of the Board of Directors

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

The remaining exhibits have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

(b)	Reports on Form 8-K

The Registrant filed the following reports on Form 8-K during the three-month period ended May 31, 2003:

(1)	April 10, 2003, reporting the certifications made by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) to accompany the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2003; and

(2)	May 19, 2003, reporting the press release from Texas Industries, Inc. dated May 19, 2003 announcing a $600 million offering of Senior Notes due 2011 and providing excerpts from the Preliminary Offering Memorandum.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of August, 2003.

TEXAS INDUSTRIES, INC.

By:	/s/ Robert D. Rogers
Robert D. Rogers, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ Robert D. Rogers Robert D. Rogers		President and Chief Executive Officer (Principal Executive Officer)	August 21, 2003

/s/ Richard M. Fowler Richard M. Fowler		Executive Vice President—Finance and Chief Financial Officer (Principal Financial Officer)	August 21, 2003

/s/ James R. McCraw James R. McCraw		Vice President—Accounting/Information Services (Principal Accounting Officer)	August 21, 2003

Robert Alpert		Director	August 21, 2003

/s/ John M. Belk * John M. Belk		Director	August 21, 2003

/s/ Eugenio Clariond Reyes * Eugenio Clariond Reyes		Director	August 21, 2003

/s/ Gordon E. Forward * Gordon E. Forward		Director	August 21, 2003

/s/ Gerald R. Heffernan * Gerald R. Heffernan		Director	August 21, 2003

/s/ James M. Hoak * James M. Hoak		Director	August 21, 2003

/s/ David A. Reed * David A. Reed		Director	August 21, 2003

/s/ Robert D. Rogers Robert D. Rogers		Director	August 21, 2003

/s/ Ian Wachtmeister * Ian Wachtmeister		Director	August 21, 2003

/s/ Elizabeth C. Williams * Elizabeth C. Williams		Director	August 21, 2003

* BY	/s/ James R. McCraw James R. McCraw	Vice President—Accounting/Information Services	August 21, 2003

INDEX TO EXHIBITS

Exhibit Number		Page

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K dated August 28, 1996, File No. 001-04887).	*

3.2	By-laws (incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q dated January 12, 1999, File No. 001-04887).	*

4.1	Form of Rights Agreement dated as of November 1, 1996, between Texas Industries, Inc. and ChaseMellon Shareholder Services, L.L.C. (incorporated by reference to Exhibit (4) to Current Report on Form 8-K dated November 1, 1996, File No. 001-04887).	*

4.2	Form of Amended and Restated Trust Agreement, dated as of June 5, 1998, among Texas Industries, Inc., The First National Bank of Chicago, First Chicago Delaware, Inc., Kenneth R. Allen, Larry L. Clark and James R. McCraw (incorporated by reference to Exhibit 4.5 to Form S-3/A dated June 1, 1996, File No. 333-50517).	*

4.3	Form of Convertible Subordinated Debenture Indenture, dated as of June 5, 1998, between Texas Industries, Inc. and First Chicago Delaware Inc. (incorporated by reference to Exhibit 4.6 to Form S-3/A dated June 1, 1996, File No. 333-50517).	*

4.4	Form of Guarantee Agreement, dated as of June 5, 1998, by Texas Industries, Inc. and First Chicago Delaware Inc. (incorporated by reference to Exhibit 4.7 to Form S-3/A dated June 1, 1996, File No. 333-50517).	*

4.5	Indenture, dated as of June 6, 2003, among Texas Industries, Inc., the guarantors named therein and Wells Fargo Bank, N.A., as trustee, relating to $600,000,000 aggregate principal amount of 10 ¼% Notes Due 2011 (incorporated by reference to Exhibit 4.5 to Form S-4 dated June 26, 2003, File No. 333-106610).	*

4.6	Form of 10 ¼% Senior Exchange Note due 2011 (incorporated by reference to Exhibit 4.6 to Form S-4 dated June 26, 2003, File No. 333-106610).	*

4.7	Registration Rights Agreement, dated June 6, 2003, by and among Texas Industries, Inc., the guarantors named therein and the initial purchasers named therein (incorporated by reference to Exhibit 4.7 to Form S-4 dated June 26, 2003, File No. 333-106610).	*

10.1	Credit Agreement dated as of or as of a date before June 6, 2003, by and among Texas Industries, Inc., the borrowers and other obligated parties named therein, Bank of America , N.A., as Administrative Agent, Banc of American Securities LLC, as Sole Lead Arranger and Book Manager, and the other Lenders named therein (incorporated by reference to Exhibit 10.2 to Form S-4 dated June 26, 2003, File No. 333-106610)	*

10.2	First Amendment to Credit Agreement and Security Agreements dated as of July 29, 2003, by and among Texas Industries, Inc., the borrowers and other obligated parties named therein, Bank of America, N.A., as Administrative Agent, and the other Lenders named therein.	*	*

Index to Exhibits—(Continued)

*	Previously filed and incorporated herein by reference.
**	Electronically filed only.