Form 10-Q
period 2003-08-31
TEXAS INDUSTRIES INC
filed 2003-10-14
CIK 97472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of October 10, 2003, 21,081,550 shares of Registrant’s Common Stock, $1.00 par value, were outstanding.

INDEX

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	(Unaudited) August 31,	May 31,

In thousands	2003	2003

ASSETS
CURRENT ASSETS
Cash	$15,352	$6,204
Receivables—net	180,218	61,831
Inventories	255,787	270,773
Deferred taxes and prepaid expenses	38,506	37,375

TOTAL CURRENT ASSETS	489,863	376,183

OTHER ASSETS
Goodwill	146,474	146,474
Real estate and investments	46,277	43,600
Deferred charges and intangibles	35,807	23,985

	228,558	214,059

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	223,524	218,687
Buildings	101,938	101,490
Machinery and equipment	1,718,314	1,712,285
Construction in progress	43,648	47,724

	2,087,424	2,080,186
Less allowances for depreciation	964,694	940,818

	1,122,730	1,139,368

	$1,841,151	$1,729,610

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$114,829	$120,477
Accrued interest, wages and other items	58,357	43,376
Current portion of long-term debt	733	732

TOTAL CURRENT LIABILITIES	173,919	164,585

LONG-TERM DEBT	602,414	477,145

DEFERRED INCOME TAXES AND OTHER CREDITS	154,574	160,434

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY HOLDING SOLELY COMPANY CONVERTIBLE DEBENTURES	199,937	199,937

SHAREHOLDERS’ EQUITY
Common stock, $1 par value	25,067	25,067
Additional paid-in capital	260,735	260,936
Retained earnings	521,298	538,584
Cost of common stock in treasury	(90,901)	(91,186)
Pension liability adjustment	(5,892)	(5,892)

	710,307	727,509

	$1,841,151	$1,729,610

See notes to consolidated financial statements.

(Unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Three months ended August 31,

In thousands except per share	2003	2002

NET SALES	$376,038	$365,997

COSTS AND EXPENSES (INCOME)
Cost of products sold	352,655	323,731
Selling, general and administrative	25,603	26,423
Interest	17,042	8,836
Loss on early retirement of debt	11,246	—
Other income	(6,196)	(1,382)

	400,350	357,608

INCOME (LOSS) BEFORE THE FOLLOWING ITEMS	(24,312)	8,389

Income taxes (benefit)	(11,465)	2,686

	(12,847)	5,703

Dividends on preferred securities—net of tax	(1,787)	(1,788)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(14,634)	3,915

Cumulative effect of accounting change—net of tax	(1,071)	—

NET INCOME (LOSS)	$(15,705)	$3,915

Basic earnings (loss) per share:
Income (loss) before cumulative effect of accounting change	$(.69)	$.19
Cumulative effect of accounting change	(.05)	—

Net income (loss)	$(.74)	$.19

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of accounting change	$(.69)	$.18
Cumulative effect of accounting change	(.05)	—

Net income (loss)	$(.74)	$.18

Average shares outstanding:
Basic	21,146	21,109

Diluted	21,146	21,327

Cash dividends per share	$.075	$.075

See notes to consolidated financial statements.

(Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Three months ended August 31,

In thousands	2003	2002

OPERATING ACTIVITIES
Net income (loss)	$(15,705)	$3,915
Cumulative effect of accounting change—net of tax	1,071	—
Loss on early retirement of debt	11,246	—
Gain on disposal of assets	(1,361)	(51)
Non-cash items
Depreciation, depletion and amortization	24,127	24,298
Deferred taxes (benefit)	(12,607)	1,580
Other—net	3,284	1,115
Changes in operating assets and liabilities
Receivables repurchased	(115,514)	—
Receivables—net	(2,542)	(1,694)
Inventories and prepaid expenses	14,346	(12,484)
Accounts payable and accrued liabilities	10,660	15,020
Real estate and investments	(508)	(580)

Net cash provided (used) by operations	(83,503)	31,119

INVESTING ACTIVITIES
Capital expenditures	(7,497)	(17,423)
Proceeds from disposal of assets	1,806	628
Other—net	(1,743)	(2,755)

Net cash used by investing	(7,434)	(19,550)

FINANCING ACTIVITIES
Long-term borrowings	717,731	60,630
Debt retirements	(591,236)	(70,675)
Debt issuance costs	(15,834)	—
Debt retirement costs	(8,505)	—
Common dividends paid	(1,581)	(1,578)
Other—net	(490)	(179)

Net cash provided (used) by financing	100,085	(11,802)

Increase (decrease) in cash	9,148	(233)

Cash at beginning of period	6,204	7,430

Cash at end of period	$15,352	$7,197

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Texas Industries, Inc. and subsidiaries (unless the context indicates otherwise, collectively, the “Company” or “TXI”) is a leading supplier of construction materials through two business segments: cement, aggregate and concrete products (the “CAC” segment); and structural steel and specialty bar products (the “Steel” segment). Through the CAC segment, the Company produces and sells cement, stone, sand and gravel, expanded shale and clay aggregate, and concrete products from facilities concentrated in Texas, Louisiana, and California, with several products marketed throughout the United States. Through the Steel segment, the Company produces and sells structural steel, piling products, specialty bar products, merchant bar-quality rounds, reinforcing bar and channels from facilities located in Texas and Virginia, for markets in North America.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 2003, are not necessarily indicative of the results that may be expected for the year ended May 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2003.

Principles of Consolidation. The consolidated financial statements include the accounts of Texas Industries, Inc. and all subsidiaries. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

Goodwill and Other Intangible Assets. Management tests goodwill for impairment at least annually by each reporting unit. If the carrying amount of the goodwill exceeds its fair value an impairment loss is recognized. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the applicable reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future prices for the Company’s products, capital needs, economic trends and other factors. Goodwill identified with CAC resulted from the acquisition of Riverside Cement Company. Goodwill identified with Steel resulted from the acquisition of Chaparral Steel Company. In each case the fair value of the respective reporting unit exceeds its carrying value. The carrying value of CAC goodwill was $61.3 million, net of accumulated amortization of $5.5 million, and the carrying value of Steel goodwill was $85.2 million, net of accumulated amortization of $27.1 million, at both August 31, 2003 and May 31, 2003.

Deferred charges and intangibles include non-compete agreements and other intangibles with finite lives being amortized on a straight-line basis over periods of 5 to 15 years. Their carrying value, adjusted for write-offs, total $2.4 million, net of accumulated amortization of $3.7 million at August 31, 2003 and $2.5 million, net of accumulated amortization of $3.6 million at May 31, 2003. Amortization expense incurred was $100,000 and $300,000 in the three-month periods ended August 31, 2003 and 2002, respectively. Estimated annual amortization for each of the five succeeding years is $400,000, $400,000, $300,000, $300,000 and $300,000.

Real Estate and Investments. Surplus real estate and real estate acquired for development of high quality industrial and multi-use parks, recorded at cost, totaled $11.6 million at both August 31, 2003 and May 31, 2003. Investments totaled $34.7 million and $32.0 million at August 31, 2003 and May 31, 2003, respectively, and are composed primarily of life insurance contracts, which are recorded at their net cash surrender value and may be used to fund certain Company benefit agreements. The Company does not invest in debt or equity securities.

Debt Issuance Costs. Debt issuance costs of $22.2 million and $9.7 million at August 31, 2003 and May 31, 2003, respectively, are associated with various debt issues and amortized over the terms of the related debt.

Other Credits. Other credits of $51.5 million and $44.8 million at August 31, 2003 and May 31, 2003, respectively, are composed primarily of liabilities related to the Company’s retirement plans, deferred compensation agreements and asset retirement obligations.

Asset Retirement Obligations. Effective June 1, 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which applies to legal obligations associated with the retirement of long-lived assets.

SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expenses. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

The Company incurs legal obligations for asset retirement as part of its normal CAC and Steel operations related to land reclamation, plant removal and Resource Conservation and Recovery Act closures. Prior to the adoption of SFAS No. 143, the Company generally accrued for land reclamation obligations related to its aggregate mining process on the unit of production basis and for its other obligations as incurred. Determining the amount of an asset retirement liability requires estimating the future cost of contracting with third parties to perform the obligation. The estimate is significantly impacted by, among other considerations, management’s assumptions regarding the scope of the work required, labor costs, inflation rates, market-risk premiums and closure dates. Application of the new rules resulted in an increase in net property, plant and equipment of $500,000, a net increase in asset retirement obligation liabilities of $2.2 million and a pre-tax cumulative charge of $1.7 million.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

Changes in the asset retirement obligation for the three-month period ended August 31, 2003 are as follows:

Balance at June 1	$4,092
Accretion expense	69
Payments	(101)

Balance at August 31	$4,060

Pro forma effects for the periods presented, assuming adoption of SFAS No. 143 retroactively, were not material to net income (loss) or the related per-share amounts.

Pension Liability Adjustment. The pension liability adjustment to shareholders’ equity of $5.9 million at both August 31, 2003 and May 31, 2003 (net of tax of $3.2 million) relates to a defined benefit retirement plan covering approximately 550 employees and retirees of an acquired subsidiary. Comprehensive income or loss consists of net income or loss and the pension liability adjustment to shareholders’ equity. Comprehensive loss for the three-month period ended August 31, 2003 was the same as net loss. Comprehensive income for the three-month period ended August 31, 2002 was $2.8 million.

Net Sales. Sales are recognized when title has transferred and products are delivered. Historically, the Company has included delivery fees in the amount it billed customers to the extent needed to recover the Company’s cost of freight and delivery. Net sales were presented as revenues including delivery fees offset by freight and delivery costs and were disclosed as such. The Emerging Issues Task Force of the FASB reached a final consensus on Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” EITF 00-10 addresses the income statement classification of amounts charged to customers for shipping and handling, as well as costs incurred related to shipping and handling. The EITF concluded that amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. The EITF also concluded that if costs incurred related to shipping and handling are significant and not included in cost of sales, an entity should disclose both the amount of such costs and the line item on the income statement that includes them. In connection with this issue, the Company currently classifies freight and delivery costs in cost of products sold. To conform to the current presentation freight and delivery costs of approximate $27.0 million has been reclassified from net sales to cost of products sold in the three-month period ended August 31, 2002. This reclassification had no effect on the Company’s results of operations or financial position.

Other Income. Other income includes routine sales of surplus operating assets and real estate in the amount of $1.4 million and $100,000 in the three-month periods ended August 31, 2003 and 2002, respectively. Also included in other income in the three-month period ended August 31, 2003 was $4.2 million from the Company’s litigation against certain graphite electrode suppliers.

Income Taxes. Accounting for income taxes uses the liability method of recognizing and classifying deferred income taxes. The Company joins in filing a consolidated return with its subsidiaries. Current and deferred tax expense is allocated among the members of the group based on a stand-alone calculation of the tax of the individual member.

Earnings Per Share (“EPS”). Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period including certain contingently issuable shares related to deferred compensation agreements in which directors elected to defer annual and meeting fees or executives elected to defer incentive compensation and vested shares under the Company’s former stock awards program. The shares are considered contingently issuable because the director or executive has an unconditional right to the shares to be issued. The deferred compensation is denominated in shares of the Company’s Common Stock and issued upon retirement or at such earlier date as approved by the Company. Vested stock award shares are issued in the year in which the employee reaches age 60.

Diluted EPS adjusts net income and the outstanding shares for the dilutive effect of preferred securities, stock options and awards.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

Basic and Diluted EPS are calculated as follows:

	August 31,

In thousands except per share	2003	2002

Earnings:
Income (loss) before cumulative effect of accounting change	$(14,634)	$3,915
Cumulative effect of accounting change	(1,071)	—

Net income (loss)	$(15,705)	$3,915

Shares:
Weighted-average shares outstanding	21,074	21,035
Contingently issuable shares	72	74

Basic weighted-average shares	21,146	21,109

Stock option and award dilution	—	218

Diluted weighted-average shares*	21,146	21,327

Basic earnings (loss) per share:
Income (loss) before cumulative effect of accounting change	$(.69)	$.19
Cumulative effect of accounting change	(.05)	—

Net income (loss)	$(.74)	$.19

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of accounting change	$(.69)	$.18
Cumulative effect of accounting change	(.05)	—

Net income (loss)	$(.74)	$.18

* Shares excluded due to antidilutive effect:
Preferred securities	2,888	2,889
Stock options and awards	3,292	990

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

In accordance with SFAS No. 123, the Company discloses the compensation cost based on the estimated fair value at the date of grant recognizing compensation expense ratably over the vesting period. No options were granted in the three-month periods ending August 31, 2003 and 2002.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

If the Company had recognized compensation expense for the stock option plan based on the fair value at the grant dates for awards, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts:

	August 31,

In thousands except per share	2003	2002

Net income (loss)
As reported	$(15,705)	$3,915
Plus: stock-based compensation included in the determination of net income (loss) as reported, net of tax	27	(6)
Less: fair value of stock-based compensation, net of tax	(968)	(830)

Pro forma	$(16,646)	$3,079

Basic earnings (loss) per share
As reported	$(.74)	$.19
Pro forma	(.79)	.15

Diluted earnings (loss) per share
As reported	(.74)	.18
Pro forma	(.79)	.14

New Accounting Pronouncements. Effective June 1, 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” For most companies, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS No. 145 also amends SFAS No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). Its adoption required that the loss on early retirement of debt incurred in the August 2003 quarter be recognized as an ordinary loss.

Effective June 1, 2003, the Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company has no financial instruments for which a change in classification was required.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” clarifying the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Effective December 1, 2003, the Company will adopt the provisions of Interpretation No. 46. Its adoption is not expected to have a material impact on the financial statements of the Company.

WORKING CAPITAL

Working capital totaled $315.9 million at August 31, 2003 and $211.6 million at May 31, 2003.

Receivables consist of:

In thousands	August	May

Notes and interest receivables	$2,833	$2,897
Tax refund claims	1,982	1,982
Accounts receivable—net	175,403	56,952

	$180,218	$61,831

Accounts receivable are presented net of allowances for doubtful receivables of $6.4 million at August and $4.4 million at May. Provisions for bad debts charged to expense in the three-month periods ended August 31, 2003 and 2002 were $2.3 million and $600,000, respectively. Uncollectible accounts written off in the three-month periods ended August 31, 2003 and 2002 were $300,000 and $200,000, respectively.

The Company had an agreement to sell, on a revolving basis, an interest in a defined pool of trade receivables of up to $125 million. The interest sold totaled $115.5 million at May 31, 2003. On June 6, 2003, the Company entered into an agreement whereby the entire outstanding interest in the defined pool of trade receivables previously sold was repurchased and the agreement to sell receivables was terminated. The repurchase was reflected as an increase in accounts receivable and reduction in operating cash flows.

Inventories consist of:

In thousands	August	May

Finished products	$68,338	$83,713
Work in process	64,355	64,072
Raw materials and supplies	123,094	122,988

	$255,787	$270,773

Inventories are stated at cost (not in excess of market) with a majority of inventories using the last-in, first-out method (LIFO). If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $16.5 million at August and May.

Accrued interest, wages and other items consist of:

In thousands	August	May

Interest	$15,893	$4,768
Employee compensation	17,022	18,258
Income taxes	406	931
Property taxes and other	25,036	19,419

	$58,357	$43,376

LONG-TERM DEBT

Long-term debt is comprised of the following:

In thousands	August	May

Senior secured credit facility maturing in 2007	$—	$—
Senior notes due in 2011, interest rate 10.25%	600,000	—
Pollution control bonds due through 2007, interest rate 3% (75% of prime)	3,855	3,855
Fair value of interest rate swaps	(1,227)	—
Refinanced debt	—	473,500
Other	519	522

	603,147	477,877
Less current maturities	733	732

	$602,414	$477,145

On June 6, 2003, the Company issued $600 million of 10.25% senior notes maturing June 15, 2011. The net proceeds were used to repay $473.5 million of the outstanding debt at May 31, 2003. The remaining proceeds were applied toward the cost of the Company’s agreement whereby the entire outstanding interest in the defined pool of trade receivables previously sold was repurchased and the agreement to sell receivables was terminated. The Company recognized an ordinary loss on early retirement of debt of $11.2 million, representing $8.5 million in premium or consent payments to holders of the existing senior notes and a write-off of $2.7 million of debt issuance costs associated with the debt repaid.

The new senior notes represent general unsecured senior obligations of the Company. The new senior notes were issued by Texas Industries, Inc. (the parent company), which has no independent assets or operations, excluding amounts related to its investments in its consolidated subsidiaries and financing activities. All 100% owned subsidiaries of the Company, excluding TXI Capital Trust I and minor subsidiaries without operations or material assets, have provided a joint and several, full and unconditional guarantee of the securities. The terms of the notes contain covenants that among other things provide for restrictions on the payment of dividends or repurchasing common stock, making certain investments, incurring additional debt or selling preferred stock, creating liens, and transferring assets. At any time prior to June 15, 2006, the Company may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 110.25% of the principal amount thereof, plus accrued interest, with the net cash proceeds from certain equity offerings. In addition, at any time on or prior to June 15, 2007, the Company may redeem all or part of the notes at a redemption price equal to the sum of the principal amount thereof, plus accrued interest and a make-whole premium. After June 15, 2007, the Company may redeem all or a part of the notes at a redemption price of 105.125% in 2007, 102.563% in 2008 and 100% in 2009 and thereafter.

In addition, the Company entered into a new senior secured credit facility, which provides up to $200 million of available borrowings, subject to a borrowing base. The facility matures in June 2007, with borrowings limited based on the net amounts of eligible accounts receivable and inventory. Initial borrowings bear annual interest at either the LIBOR based rate plus 2.5% or the prime rate plus .5%. These interest rate margins are subject to performance price adjustments. Commitment fees at an annual rate of .375% are to be paid on the unused portion of the facility. The Company may terminate the facility at anytime, and under certain circumstances may be required to pay a termination fee.

The senior secured credit facility is collateralized by first priority liens on substantially all of the Company’s existing and future acquired accounts receivable, inventory, deposit accounts and certain of its general intangibles. The agreement contains covenants restricting, among other things, prepayment or redemption of notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. In addition, there is the requirement to meet certain financial tests and to maintain certain financial ratios if the excess availability under the senior secured credit facility falls below $30 million, including maintaining a fixed charge coverage ratio and meeting a minimum tangible net worth test.

No borrowings were outstanding under the senior secured credit facility at August 31, 2003, however, $20.6 million of the facility was utilized to support letters of credit.

LONG-TERM DEBT-Continued

The Company’s ability to incur additional debt is currently limited to borrowings available under the senior secured credit facility. The payment of cash dividends on Common Stock is currently limited to an annual amount of $7.0 million.

Annual maturities of long-term debt for each of the five succeeding years are $700,000, $700,000, $700,000, $700,000, and $1.1 million.

Effective August 5, 2003, the Company entered into interest rate swap agreements that have the economic effect of modifying the interest obligations associated with $200 million of the senior notes such that the interest payable on the senior notes effectively becomes variable based on six month LIBOR, set on June 15th and December 15th of each year. The interest rate swaps have been designated as fair value hedges and have no ineffective portion. The notional amounts and the termination dates match the principal amounts and maturities of the $200 million portion of the outstanding senior notes. As a result of the interest rate swaps, the current effective interest rate on the hedged portion of the senior notes was reduced to 6.74%.

The amount of interest paid in the three-month periods ended August 31, 2003 and 2002 was $6.4 million and $2.1 million, respectively.

PREFERRED SECURITIES OF SUBSIDIARY

On June 5, 1998, TXI Capital Trust I (the “Trust”), a Delaware business trust 100% owned by the Company, issued 4,000,000 of its 5.5% Shared Preference Redeemable Securities (“Preferred Securities”) to the public for gross proceeds of $200 million. The combined proceeds from the issuance of the Preferred Securities and the issuance to the Company of the common securities of the Trust were invested by the Trust in $206.2 million aggregate principal amount of 5.5% convertible subordinated debentures due June 30, 2028 (the “Debentures”) issued by the Company. At August 31, 2003, 3,998,744 Preferred Securities and $206.1 million aggregate principal amount of Debentures were outstanding. The Preferred Securities represent an undivided beneficial interest in the Company’s Debentures, which are intercompany debt held by the Trust. The Debentures and related trust investment in the Debentures have been eliminated in consolidation and the Preferred Securities reflected as outstanding in the accompanying consolidated financial statements.

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

SHAREHOLDERS’ EQUITY

Common stock consists of:

In thousands	August	May

Shares authorized	40,000	40,000
Shares outstanding at end of period	21,081	21,061
Shares held in treasury	3,986	4,006
Shares reserved for stock options and other	3,345	3,405

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

STOCK OPTION PLAN

The Company’s stock option plan as approved by shareholders expired July 14, 2003. The plan provided that non-qualified and incentive stock options to purchase Common Stock may be granted to directors, officers and key employees at market prices at date of grant. Outstanding options become exercisable in installments beginning one year after date of grant and expire ten years later.

A summary of option transactions for the three-month period ended August 31, 2003, follows:

	Shares Under Option	Weighted Average Option Price

Outstanding at June 1	3,305,423	$28.59
Exercised	(37,600)	12.03
Cancelled	(7,300)	25.94

Outstanding at August 31	3,260,523	$28.78

At August 31, 2003, there were 1,772,333 shares exercisable. Current outstanding options expire on various dates to May 15, 2013.

INCOME TAXES

Federal income taxes for the interim periods ended August 31, 2003 and 2002, have been included in the accompanying financial statements on the basis of an estimated annual rate. The estimated annualized tax rate is 45.3% for 2003 compared to 30.6% for 2002. The primary reason that these respective tax rates differ from the 35% statutory corporate rate is due to percentage depletion which is tax deductible and state income tax expense. The Company made income tax payments of $700,000 and $2.1 million in the three-month periods ended August 31, 2003 and 2002, respectively.

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

BUSINESS SEGMENTS

The Company has two reportable segments: cement, aggregate and concrete products (the “CAC” segment) and steel (the “Steel” segment). The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because of significant differences in manufacturing processes, distribution and markets served. Through the CAC segment the Company produces and sells cement, stone, sand and gravel, expanded shale and clay aggregate, and concrete products. Through the Steel segment, the Company produces and sells structural steel, piling products, specialty bar products, merchant bar-quality rounds, reinforcing bar and channels. Operating profit is net sales less operating costs and expenses, excluding general corporate expenses and interest expense. Operating results and certain other financial data for the Company’s business segments are presented on pages 17 and 18 under “Business Segments” of Management’s Discussion and Analysis of Financial Condition and Results of Operations, and are incorporated herein by reference.

EXHIBIT A

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Shareholders and Board of Directors

Texas Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Texas Industries, Inc. and subsidiaries (the Company) as of August 31, 2003 and the related condensed consolidated statements of operations and cash flows for the three-month periods ended August 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of May 31, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended [not presented herein] and in our report dated July 14, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

September 16, 2003

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of operations and financial condition for the three-month period ended August 31, 2003 to the three-month period ended August 31, 2002.

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

	Three months ended August 31,

In thousands	2003	2002

TOTAL SALES
Cement	$90,885	$93,785
Ready-mix	52,425	59,007
Stone, sand & gravel	32,205	28,136
Structural mills	128,479	119,919
Bar mill	33,146	31,085

UNITS SHIPPED
Cement (tons)	1,323	1,327
Ready-mix (cubic yards)	905	1,010
Stone, sand & gravel (tons)	5,883	4,951
Structural mills (tons)	394	367
Bar mill (tons)	99	99

NET SALES
Cement	$75,905	$76,417
Ready-mix	52,356	58,925
Stone, sand & gravel	24,082	19,854
Other products	28,724	28,492
Delivery fees	15,305	14,152

TOTAL CAC	196,372	197,840

Structural mills	128,479	119,919
Bar mill	33,146	31,085
Other products	4,683	4,263
Delivery fees	13,358	12,890

TOTAL STEEL	179,666	168,157

TOTAL NET SALES	$376,038	$365,997

	Three months ended August 31,

In thousands	2003	2002

CAC OPERATIONS
Gross profit	$41,200	$51,769
Less: Depreciation, depletion & amortization	11,473	11,922
Selling, general & administrative	11,297	12,020
Other income	(1,771)	(601)

OPERATING PROFIT	20,201	28,428

STEEL OPERATIONS
Gross profit	5,609	13,986
Less: Depreciation & amortization	12,178	11,938
Selling, general & administrative	7,466	5,978
Other income	(3,941)	(723)

OPERATING LOSS	(10,094)	(3,207)

TOTAL OPERATING PROFIT	10,107	25,221

CORPORATE RESOURCES
Other income	484	58
Less: Depreciation & amortization	476	438
Selling, general & administrative	6,139	7,616

	(6,131)	(7,996)

INTEREST EXPENSE	(17,042)	(8,836)

LOSS ON EARLY RETIREMENT OF DEBT	(11,246)	—

INCOME (LOSS) BEFORE TAXES & OTHER ITEMS	$(24,312)	$8,389

RESULTS OF OPERATIONS

CAC Operations

CAC operating profit declined $8.2 million. Higher maintenance and energy costs and lower realized prices at the Company’s Texas cement plants more than offset an increase in aggregate shipments. Overall demand for CAC products has remained stable.

Net Sales. CAC sales at $196.4 million were down less than 1%. Total cement sales declined $2.9 million on 3% lower average trade prices and comparable shipments. Ready-mix sales declined $6.6 million on 10% lower shipments. Aggregate sales increased $4.1 million on 19% higher shipments and 6% lower average trade prices.

Operating Costs. CAC costs at $166.4 million, including depreciation, depletion and amortization, increased $8.8 million due to a 13% increase in unit cement manufacturing costs resulting from higher maintenance and energy costs at the Company’s Texas cement plants.

Selling, general and administrative expense at $11.5 million, including depreciation and amortization, decreased $900,000 from the prior year period primarily due to lower payroll, incentive and bad debt expense.

Other income increased $1.2 million from the prior year period due to higher gains from the disposal of surplus operating assets.

Steel Operations

Steel operating profit declined $6.9 million, including a $4.2 million increase in other income from the Company’s litigation against certain graphite electrode suppliers. Higher energy and scrap costs offset a 7% increase in structural steel shipments. The decline in non-residential construction continues to result in a very competitive structural steel market.

Net Sales. Steel sales at $179.7 million increased $11.5 million from the prior year period. Structural steel sales increased $8.6 million on 7% higher shipments. Average realized prices were somewhat lower than the prior year period but 3% above the May 2003 quarter. Bar mill sales increased $2.1 million on 7% higher realized prices.

Operating Costs. Steel costs at $186.2 million, including depreciation and amortization, increased $20.1 million due to increased structural steel shipments and the effect of higher energy and scrap costs on unit costs.

Selling, general and administration expense, including depreciation and amortization, at $7.5 million increased $1.5 million from the prior year period due to higher bad debt expense.

Other income in the current quarter included $4.2 million from the Company’s litigation against certain graphite electrode suppliers.

Corporate Resources

Selling, general and administrative expenses at $6.6 million, including depreciation and amortization, decreased $1.4 million from the prior year period due to lower general expenses and the termination of the Company’s agreement to sell receivables.

Other income increased $400,000 from the prior year period due to higher interest income and gains from the disposal of corporate assets.

Interest Expense

Interest expense at $17.0 million increased $8.2 million from the prior year period. The June 2003 refinancing added approximately 4% to the Company’s overall average effective interest rate and together with the increased outstanding debt of $125.3 million is expected to result in higher annual interest costs of approximately $30 million.

Loss on Early Retirement of Debt

As a result of the June 2003 refinancing, the Company recognized an ordinary loss on early retirement of debt of $11.2 million, representing $8.5 million in premium or consent payments to holders of the existing senior notes and a write-off of $2.7 million of debt issuance costs associated with the debt repaid.

Income Taxes

The Company’s current effective tax rate is estimated at 45.3% compared to 30.6% in the prior year period. The primary reason that the tax rate differs from the 35% statutory corporate rate is due to percentage depletion that is tax deductible and state income tax expense.

Dividends on Preferred Securities – Net of Tax

Dividends on preferred securities of subsidiary net of tax benefit amounted to $1.8 million in each of the three-month periods ended August 31, 2003 and 2002.

Cumulative Effect of Accounting Change – Net of Tax

Effective June 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations,” which applies to legal obligations associated with the retirement of long-lived assets. The Company incurs legal obligations for asset retirement as part of its normal CAC and Steel operations related to land reclamation, plant removal and Resource Conservation and Recovery Act closures. Application of the new rules resulted in a cumulative charge of $1.1 million, net of tax of $600,000.

LIQUIDITY AND CAPITAL RESOURCES

To improve liquidity and provide more financial and operating flexibility, the Company on June 6, 2003 issued $600 million of 10.25% senior notes maturing June 15, 2011. The net proceeds were used to repay $473.5 million of the outstanding debt at May 31, 2003. The remaining proceeds were applied toward the cost of the Company’s agreement whereby the entire outstanding interest in the defined pool of trade receivables previously sold was repurchased and the agreement to sell receivables was terminated.

The new senior notes represent general unsecured senior obligations of the Company. The new senior notes were issued by Texas Industries, Inc. (the parent company), which has no independent assets or operations, excluding amounts related to its investments in its investments in its consolidated subsidiaries and financing activities. All 100% owned subsidiaries of the Company, excluding TXI Capital Trust I and minor subsidiaries without operations or material assets, have provided a joint and several, full and unconditional guarantee of the securities. The terms of the notes contain covenants that among other things provide for restrictions on the payment of dividends or repurchasing common stock, making certain investments, incurring additional debt or selling preferred stock, creating liens, and transferring assets. At any time prior to June 15, 2006, the Company may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 110.25% of the principal amount thereof, plus accrued interest, with the net cash proceeds from certain equity offerings. In addition, at any time on or prior to June 15, 2007, the Company may redeem all or part of the notes at a redemption price equal to the sum of the principal amount thereof, plus accrued interest and a make-whole premium. After June 15, 2007, the Company may redeem all or a part of the notes at a redemption price of 105.125% in 2007, 102.563% in 2008 and 100% in 2009 and thereafter.

In addition, the Company entered into a new senior secured credit facility, which provides up to $200 million of available borrowings, subject to a borrowing base. The facility matures in June 2007, with borrowings limited based on the net amounts of eligible accounts receivable and inventory. Initial borrowings bear annual interest at either the LIBOR based rate plus 2.5% or the prime rate plus .5%. These interest rate margins are subject to performance price adjustments. Commitment fees at an annual rate of .375% are to be paid on the unused portion of the facility. The Company may terminate the facility at anytime, and under certain circumstances may be required to pay a termination fee.

The senior secured credit facility is collateralized by first priority liens on substantially all of the Company’s existing and future acquired accounts receivable, inventory, deposit accounts and certain of its general intangibles. The agreement contains covenants restricting, among other things, prepayment or redemption of notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. In addition, there is the requirement to meet certain financial tests and to maintain certain financial ratios if the excess availability under the senior secured credit facility falls below $30 million, including maintaining a fixed charge coverage ratio and meeting a minimum tangible net worth test.

No borrowings were outstanding under the senior secured credit facility at August 31, 2003, however, $20.6 million of the facility was utilized to support letters of credit.

The Company’s ability to incur additional debt is currently limited to borrowings available under the senior secured credit facility. The payment of cash dividends on Common Stock is currently limited to an annual amount of $7.0 million.

Effective August 5, 2003, the Company entered into interest rate swap agreements that have the economic effect of modifying the interest obligations associated with $200 million of the senior notes such that the interest payable on the senior notes effectively becomes variable based on six month LIBOR, set on June 15th and December 15th of each year. The interest rate swaps have been designated as fair value hedges and have no ineffective portion. The notional amounts and the termination dates match the principal amounts and maturities of the $200 million portion of the outstanding senior notes. As a result of the interest rate swaps, the current effective interest rate on the hedged portion of the senior notes was reduced to 6.74%.

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

Cash Flows

Net cash used by operating activities was $83.5 million, compared to $31.1 million provided in the prior year period. The decrease in operating cash flow of $114.6 million was primarily the result of the Company’s repurchase of trade receivables in the amount of $115.5 million. The repurchase was funded out of the proceeds of the June 2003 refinancing. Excluding the repurchase, cash provided by operating activities was comparable to the prior year period. The effects of lower net income were offset by changes in operating assets and liabilities. Steel inventories declined $11.8 million on increased structural steel shipments. In the prior year period, a scheduled shutdown to refurbish the Steel production facilities increased prepaid expenses $10.8 million.

Net cash used by investing activities was $7.4 million, compared to $19.6 million in the prior year period. Capital expenditures for normal replacement and technological upgrades of existing equipment and expansions of the Company’s operations excluding major plant expansions was $7.5 million, down $9.9 million from the prior year period.

Net cash provided by financing activities was $100.1 million, compared to $11.8 million used in the prior year period. The proceeds from the June 2003 refinancing net of issuance and retirement costs funded the repurchase of trade receivables. The Company’s quarterly cash dividend of $.075 per common share remained unchanged from the prior year period.

OTHER ITEMS

Litigation

In November 1998, Chaparral Steel Company, a 100% owned subsidiary, filed an action in the District Court of Ellis County, Texas against certain graphite electrode suppliers seeking damages for illegal restraints of trade in the sale of graphite electrodes. During the current quarter the Company obtained a settlement from a producer of graphite electrodes in the net amount of $4.2 million. The Company has now obtained settlements from all the major producers named in the action and does not anticipate any material future settlements.

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

The June 2003 refinancing increased the amount of fixed rate debt outstanding and the Company’s overall average effective interest rate. The fair value of the debt will vary as interest rates change.

Effective August 5, 2003, the Company entered into interest rate swaps that change the characteristics of the interest payments on $200 million of the underlying fixed rate debt from fixed-rate payments to short-term LIBOR-based variable rate payments in order to achieve a mix of interest rates on the Company’s long-term debt which, over time, is expected to moderate financing costs. The swaps are sensitive to interest rate changes. For example, if short-term interest rates increase (decrease) by one percentage point from the date of the refinancing, annual pretax interest expense would increase (decrease) by $2 million.

Critical Accounting Policies

The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Changes in the facts and circumstances could have a significant impact on the resulting financial statements. The critical accounting policies that affect its more complex judgments and estimates are described in the Company’s Annual Report on Form 10-K for the year ended May 31, 2003.

Effective June 1, 2003, the Company adopted Statement of Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” which applies to legal obligations associated with the retirement of long-lived assets. The Company is required to recognize the fair value of an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company incurs legal obligations for asset retirement as part of its normal CAC and Steel operations related to land reclamation, plant removal and Resource Conservation and Recovery Act closures. The Company considers asset retirement obligations to be a critical accounting policy. Determining the amount of an asset retirement liability requires estimating the future cost of contracting with third parties to perform the obligation. The estimate is significantly impacted by, among other considerations, management’s assumptions regarding the scope of the work required, labor costs, inflation rates, market-risk premiums and closure dates.

New Accounting Pronouncements

Effective June 1, 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” For most companies, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS No. 145 also amends SFAS No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). Its adoption required that the loss on early retirement of debt incurred in the August 2003 quarter be recognized as an ordinary loss.

Effective June 1, 2003, the Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company has no financial instruments for which a change in classification was required.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” clarifying the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Effective December 1, 2003, the Company will adopt the provisions of Interpretation No. 46. Its adoption is not expected to have a material impact on the financial statements of the Company.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the

Private Securities Litigation Reform Act of 1995

Certain statements contained in this quarterly report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the impact of competitive pressures and changing economic and financial conditions on the Company’s business, construction activity in the Company’s markets, abnormal periods of inclement weather, changes in the cost of raw materials, fuel and energy, and the impact of environmental laws and other regulations. For further information refer to the Company’s Annual Report on Form 10-K for the year ended May 31, 2003.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer evaluated, with the participation of the Company’s management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this item is included in the section of the Notes to Consolidated Financial Statements entitled “Legal Proceedings and Contingent Liabilities” presented in Part I on page 15 and incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

The following exhibits are included herein:

(15.1) Letter re: Unaudited Interim Financial Information

(31.1) Certification of Chief Executive Officer

(31.2) Certification of Chief Financial Officer

(32.1) Section 1350 Certification of Chief Executive Officer

(32.2) Section 1350 Certification of Chief Financial Officer

The remaining exhibits have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

The Registrant did not file any reports on Form 8-K during the three-month period ended August 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS INDUSTRIES, INC.

October 14, 2003	/s/ Richard M. Fowler
Richard M. Fowler Executive Vice President—Finance and Chief Financial Officer (Principal Financial Officer)

October 14, 2003	/s/ James R. McCraw
James R. McCraw Vice President—Accounting and Information Services (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibits		Page

15.1	Letter re: Unaudited Interim Financial Information	27

31.1	Certification of Chief Executive Officer	28

31.2	Certification of Chief Financial Officer	29

32.1	Section 1350 Certification of Chief Executive Officer	30

32.2	Section 1350 Certification of Chief Financial Officer	31