Form 10-Q
period 2003-11-30
TEXAS INDUSTRIES INC
filed 2004-01-13
CIK 97472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2003

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

Yes ☒  No ☐

As of January 9, 2004, 21,102,734 shares of Registrant’s Common Stock, $1.00 par value, were outstanding.

INDEX

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	(Unaudited) November 30,	May 31,

In thousands	2003	2003

ASSETS
CURRENT ASSETS
Cash	$35,150	$6,204
Receivables—net	175,508	61,831
Inventories	264,264	270,773
Deferred taxes and prepaid expenses	36,052	37,375

TOTAL CURRENT ASSETS	510,974	376,183

OTHER ASSETS
Goodwill	146,474	146,474
Real estate and investments	48,115	43,600
Deferred charges and intangibles	38,027	23,985

	232,616	214,059

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	228,751	218,687
Buildings	101,792	101,490
Machinery and equipment	1,720,454	1,712,285
Construction in progress	41,559	47,724

	2,092,556	2,080,186
Less allowances for depreciation	986,107	940,818

	1,106,449	1,139,368

	$1,850,039	$1,729,610

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$102,522	$120,477
Accrued interest, wages and other items	84,725	43,376
Current portion of long-term debt	730	732

TOTAL CURRENT LIABILITIES	187,977	164,585

LONG-TERM DEBT	606,941	477,145

DEFERRED INCOME TAXES AND OTHER CREDITS	152,880	160,434

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY HOLDING SOLELY COMPANY CONVERTIBLE DEBENTURES	199,937	199,937

SHAREHOLDERS’ EQUITY
Common stock, $1 par value	25,067	25,067
Additional paid-in capital	260,745	260,936
Retained earnings	513,260	538,584
Cost of common stock in treasury	(90,876)	(91,186)
Pension liability adjustment	(5,892)	(5,892)

	702,304	727,509

	$1,850,039	$1,729,610

See notes to consolidated financial statements.

(Unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Three months ended November 30,		Six months ended November 30,

In thousands except per share	2003	2002	2003	2002

NET SALES	$368,559	$337,670	$744,597	$703,667

COSTS AND EXPENSES (INCOME)
Cost of products sold	333,849	315,439	686,504	639,170
Selling, general and administrative	24,672	21,410	50,275	47,833
Interest	15,383	8,556	32,425	17,392
Loss on early retirement of debt	—	—	11,246	—
Other income	(90)	(1,124)	(6,286)	(2,506)

	373,814	344,281	774,164	701,889

INCOME (LOSS) BEFORE THE FOLLOWING ITEMS	(5,255)	(6,611)	(29,567)	1,778

Income taxes (benefit)	(585)	(5,057)	(12,050)	(2,371)

	(4,670)	(1,554)	(17,517)	4,149

Dividends on preferred securities—net of tax	(1,787)	(1,786)	(3,574)	(3,574)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(6,457)	(3,340)	(21,091)	575

Cumulative effect of accounting change—net of tax	—	—	(1,071)	—

NET INCOME (LOSS)	$(6,457)	$(3,340)	$(22,162)	$575

Basic earnings (loss) per share:
Income (loss) before cumulative effect of accounting change	$(.31)	$(.16)	$(1.00)	$.03
Cumulative effect of accounting change	—	—	(.05)	—

Net income (loss)	$(.31)	$(.16)	$(1.05)	$.03

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of accounting change	$(.31)	$(.16)	$(1.00)	$.03
Cumulative effect of accounting change	—	—	(.05)	—

Net income (loss)	$(.31)	$(.16)	$(1.05)	$.03

Average shares outstanding:
Basic	21,153	21,118	21,150	21,114

Diluted	21,153	21,118	21,150	21,272

Cash dividends per share	$.075	$.075	$.15	$.15

See notes to consolidated financial statements.

(Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Six months ended November 30,

In thousands	2003	2002

OPERATING ACTIVITIES
Net income (loss)	$(22,162)	$575
Cumulative effect of accounting change—net of tax	1,071	—
Loss on early retirement of debt	11,246	—
Loss (gain) on disposal of assets	(1,292)	317
Non-cash items
Depreciation, depletion and amortization	48,809	48,733
Deferred taxes (benefit)	(14,334)	(4,677)
Other—net	1,425	2,229
Changes in operating assets and liabilities
Receivables repurchased	(115,514)	(5,695)
Receivables—net	1,615	12,436
Inventories and prepaid expenses	9,135	(11,623)
Accounts payable and accrued liabilities	25,121	21,611
Real estate and investments	503	699

Net cash provided (used) by operations	(54,377)	64,605

INVESTING ACTIVITIES
Capital expenditures	(15,953)	(33,502)
Proceeds from disposal of assets	2,481	10,061
Other—net	(1,651)	59

Net cash used by investing	(15,123)	(23,382)

FINANCING ACTIVITIES
Long-term borrowings	718,097	104,630
Debt retirements	(591,969)	(145,082)
Debt issuance costs	(16,016)	—
Debt retirement costs	(8,505)	—
Common dividends paid	(3,162)	(3,156)
Other—net	1	(574)

Net cash provided (used) by financing	98,446	(44,182)

Increase (decrease) in cash	28,946	(2,959)

Cash at beginning of period	6,204	7,430

Cash at end of period	$35,150	$4,471

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended November 30, 2003, are not necessarily indicative of the results that may be expected for the year ended May 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2003.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

Goodwill and Other Intangible Assets. Management tests goodwill for impairment at least annually by each reporting unit. If the carrying amount of the goodwill exceeds its fair value an impairment loss is recognized. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the applicable reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future prices for the Company’s products, capital needs, economic trends and other factors. Goodwill identified with CAC’s California cement operations resulted from the acquisition of Riverside Cement Company. Goodwill identified with Steel’s Texas operations resulted from the acquisition of Chaparral Steel Company. In each case the fair value of the respective reporting unit exceeds its carrying value. At both November 30, 2003 and May 31, 2003, the carrying value of CAC goodwill was $61.3 million and the carrying value of Steel goodwill was $85.2 million.

Deferred charges and intangibles include non-compete agreements and other intangibles with finite lives being amortized on a straight-line basis over periods of 5 to 15 years. Their carrying value, adjusted for write-offs, total $2.3 million, net of accumulated amortization of $3.8 million at November 30, 2003 and $2.5 million, net of accumulated amortization of $3.6 million at May 31, 2003. Amortization expense incurred was $200,000 and $500,000 in the six-month periods ended November 30, 2003 and 2002, respectively. Estimated annual amortization for each of the five succeeding years is $400,000, $300,000, $300,000, $300,000 and $300,000.

Real Estate and Investments. Surplus real estate and real estate acquired for development of high quality industrial and multi-use parks, recorded at cost, totaled $11.3 million and $11.6 million at November 30, 2003 and May 31, 2003, respectively. Investments totaled $36.8 million and $32.0 million at November 30, 2003 and May 31, 2003, respectively, and are composed primarily of life insurance contracts, which are recorded at their net cash surrender value and may be used to fund certain Company benefit agreements. The Company does not invest in debt or equity securities.

Debt Issuance Costs. Debt issuance costs of $21.7 million and $9.7 million at November 30, 2003 and May 31, 2003, respectively, are associated with various debt issues and amortized over the terms of the related debt.

Other Credits. Other credits of $50.9 million and $44.8 million at November 30, 2003 and May 31, 2003, respectively, are composed primarily of liabilities related to the Company’s retirement plans, deferred compensation agreements and asset retirement obligations.

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

The Company incurs legal obligations for asset retirement as part of its normal CAC and Steel operations related to land reclamation, plant removal and Resource Conservation and Recovery Act closures. Prior to the adoption of SFAS No. 143, the Company generally accrued for land reclamation obligations related to its aggregate mining process on the unit of production basis and for its other obligations as incurred. Determining the amount of an asset retirement liability requires estimating the future cost of contracting with third parties to perform the obligation. The estimate is significantly impacted by, among other considerations, management’s assumptions regarding the scope of the work required, labor costs, inflation rates, market-risk premiums and closure dates. The initial application of the new rules resulted in an increase in net property, plant and equipment of $500,000, a net increase in asset retirement obligation liabilities of $2.2 million and a pre-tax cumulative charge of $1.7 million.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

Changes in the asset retirement obligation for the six-month period ended November 30, 2003 are as follows:

Balance at June 1	$4,092
Accretion expense	178
Payments	(126)
Revisions	554

Balance at November 30	$4,698

Pro forma effects for the periods presented, assuming adoption of SFAS No. 143 retroactively, were not material to net income (loss) or the related per-share amounts.

Pension Liability Adjustment. The pension liability adjustment to shareholders’ equity of $5.9 million at both November 30, 2003 and May 31, 2003 (net of tax of $3.2 million) relates to a defined benefit retirement plan covering approximately 600 employees and retirees of an acquired subsidiary. Comprehensive income or loss consists of net income or loss and the pension liability adjustment to shareholders’ equity. Comprehensive loss for the three-month and six-month periods ended November 30, 2003 was the same as net loss. Comprehensive loss for the three-month and six-month periods ended November 30, 2002 was $3.1 million and $300,000, respectively.

Net Sales. Sales are recognized when title has transferred and products are delivered. Historically, the Company has included delivery fees in the amount it billed customers to the extent needed to recover the Company’s cost of freight and delivery. Net sales were presented as revenues including delivery fees offset by freight and delivery costs and were disclosed as such. The Emerging Issues Task Force of the FASB reached a final consensus on Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” EITF 00-10 addresses the income statement classification of amounts charged to customers for shipping and handling, as well as costs incurred related to shipping and handling. The EITF concluded that amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. The EITF also concluded that if costs incurred related to shipping and handling are significant and not included in cost of sales, an entity should disclose both the amount of such costs and the line item on the income statement that includes them. In connection with this issue, the Company currently classifies freight and delivery costs in cost of products sold. To conform to the current presentation freight and delivery costs of approximately $27.2 million and $54.2 million in the three-month and six-month periods ended November 30, 2002, respectively, have been reclassified from net sales to cost of products sold. This reclassification had no effect on the Company’s results of operations or financial position.

Other Income. Other income includes gains from the routine sales of surplus operating assets and real estate in the amount of $1.3 million in the six-month period ended November 30, 2003. Also included in other income in the six-month period ended November 30, 2003 was $4.2 million from the Company’s litigation against certain graphite electrode suppliers.

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

Diluted EPS adjusts net income and the outstanding shares for the dilutive effect of preferred securities, stock options and awards.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

Basic and Diluted EPS are calculated as follows:

	Three months ended November 30,		Six months ended November 30,

In thousands except per share	2003	2002	2003	2002

Earnings:
Income (loss) before cumulative effect of accounting change	$(6,457)	$(3,340)	$(21,091)	$575
Cumulative effect of accounting change	—	—	(1,071)	—

Net income (loss)	$(6,457)	(3,340)	$(22,162)	$575

Shares:
Weighted-average shares outstanding	21,082	21,043	21,078	21,039
Contingently issuable shares	71	75	72	75

Basic weighted-average shares	21,153	21,118	21,150	21,114

Stock option and award dilution	—	—	—	158

Diluted weighted-average shares*	21,153	21,118	21,150	21,272

Basic earnings (loss) per share:
Income (loss) before cumulative effect of accounting change	$(.31)	$(.16)	$(1.00)	$.03
Cumulative effect of accounting change	—	—	(.05)	—

Net income (loss)	$(.31)	$(.16)	$(1.05)	$.03

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of accounting change	$(.31)	$(.16)	$(1.00)	$.03
Cumulative effect of accounting change	—	—	(.05)	—

Net income (loss)	$(.31)	$(.16)	$(1.05)	$.03

* Shares excluded due to antidilutive effect:
Preferred securities	2,888	2,888	2,888	2,888
Stock options and awards	3,270	2,402	3,281	1,490

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

If the Company had recognized compensation expense for the stock option plan based on the fair value at the grant dates for awards, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts:

	Three months ended November 30,		Six months ended November 30,

In thousands except per share	2003	2002	2003	2002

Net income (loss)
As reported	$(6,457)	$(3,340)	$(22,162)	$575
Plus: stock-based compensation included in the determination of net income as reported, net of tax	117	11	144	5
Less: fair value of stock-based compensation, net of tax	(1,021)	(845)	(1,989)	(1,675)

Pro forma	$(7,361)	$(4,174)	$(24,007)	$(1,095)

Basic earnings (loss) per share
As reported	$(.31)	$(.16)	$(1.05)	$.03
Pro forma	(.35)	(.20)	(1.14)	(.05)

Diluted earnings (loss) per share
As reported	$(.31)	$(.16)	$(1.05)	$.03
Pro forma	(.35)	(.20)	(1.14)	(.05)

New Accounting Pronouncements. Effective June 1, 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” For most companies, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS No. 145 also amends SFAS No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). Its adoption required that the loss on early retirement of debt incurred in the six-month period ended November 30, 2003 be recognized as an ordinary loss.

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

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” clarifying the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Currently, the Company will be required to adopt the provisions of FIN 46, as revised, no later than May 31, 2004. Its adoption is expected to result in the reclassification of the preferred securities of subsidiary to long-term convertible debt on the Company’s consolidated balance sheet and the reclassification of the dividends on preferred securities to interest expense on the Company’s statement of operations. The resulting reclassifications will have no overall effect on the Company’s results of operations or financial position.

WORKING CAPITAL

Working capital totaled $323.0 million at November 30, 2003 and $211.6 million at May 31, 2003.

Receivables consist of:

In thousands	November	May

Accounts receivable—net	$171,141	$56,952
Notes and interest receivables	2,385	2,897
Tax refund claims	1,982	1,982

	$175,508	$61,831

Accounts receivable are presented net of allowances for doubtful receivables of $5.9 million at November and $4.4 million at May. Provisions for bad debts charged to expense in the six-month periods ended November 30, 2003 and 2002 were $3.3 million and $1.0 million, respectively. Uncollectible accounts written off in the six-month periods ended November 30, 2003 and 2002 were $1.8 million and $300,000, respectively.

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

Inventories consist of:

In thousands	November	May

Finished products	$84,376	$83,713
Work in process	54,797	64,072
Raw materials and supplies	125,091	122,988

	$264,264	$270,773

Inventories are stated at cost (not in excess of market) with a majority of inventories using the last-in, first-out method (LIFO). If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $18.0 million at November and $16.5 million at May.

Accrued interest, wages and other items consist of:

In thousands	November	May

Interest	$29,551	$4,768
Employee compensation	24,580	18,258
Income taxes	330	931
Property taxes and other	30,264	19,419

	$84,725	$43,376

LONG-TERM DEBT

Long-term debt is comprised of the following:

In thousands	November	May

Senior secured credit facility maturing in 2007	$—	$—
Senior notes due in 2011, interest rate 10.25%	600,000	—
Pollution control bonds due through 2007, interest rate 3% (75% of prime)	3,515	3,855
Fair value of interest rate swaps	3,663	—
Refinanced debt	—	473,500
Other	493	522

	607,671	477,877
Less current maturities	730	732

	$606,941	$477,145

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

No borrowings were outstanding under the senior secured credit facility at November 30, 2003, however, $20.6 million of the facility was utilized to support letters of credit.

LONG-TERM DEBT-Continued

The Company’s ability to incur additional debt is currently limited to borrowings available under the senior secured credit facility. The payment of cash dividends on common stock is currently limited to an annual amount of $7.0 million.

Annual maturities of long-term debt for each of the five succeeding years are $700,000, $700,000, $700,000, $1.5 million, and none.

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

The amount of interest paid in the six-month periods ended November 30, 2003 and 2002 was $8.0 million and $18.3 million, respectively.

PREFERRED SECURITIES OF SUBSIDIARY

On June 5, 1998, TXI Capital Trust I (the “Trust”), a Delaware business trust 100% owned by the Company, issued 4,000,000 of its 5.5% Shared Preference Redeemable Securities (“Preferred Securities”) to the public for gross proceeds of $200 million. The combined proceeds from the issuance of the Preferred Securities and the issuance to the Company of the common securities of the Trust were invested by the Trust in $206.2 million aggregate principal amount of 5.5% convertible subordinated debentures due June 30, 2028 (the “Debentures”) issued by the Company. At November 30, 2003, 3,998,744 Preferred Securities and $206.1 million aggregate principal amount of Debentures were outstanding. The Preferred Securities represent an undivided beneficial interest in the Company’s Debentures, which are intercompany debt held by the Trust. The Debentures and related trust investment in the Debentures have been eliminated in consolidation and the Preferred Securities reflected as outstanding in the accompanying consolidated financial statements.

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

SHAREHOLDERS’ EQUITY

Common stock consists of:

In thousands	November	May

Shares authorized	40,000	40,000
Shares outstanding at end of period	21,083	21,061
Shares held in treasury	3,984	4,006
Shares reserved for stock options and other	3,339	3,405

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

A summary of option transactions for the six-month period ended November 30, 2003, follows:

	Shares Under Option	Weighted Average Option Price

Outstanding at June 1	3,305,423	$28.59
Exercised	(38,900)	12.51
Cancelled	(12,150)	29.61

Outstanding at November 30	3,254,373	$28.77

At November 30, 2003, there were 1,784,083 shares exercisable. Current outstanding options expire on various dates to May 15, 2013.

INCOME TAXES

Federal income taxes for the interim periods ended November 30, 2003 and 2002, have been included in the accompanying financial statements on the basis of an estimated annual rate. The primary reason that the tax rate differs from the 35% statutory corporate rate is due to percentage depletion that is tax deductible and state income tax expense. Applying these differences to the estimated current year pre-tax income resulted in an estimated annualized effective tax rate for 2003 of 39.6% compared to 115.4% for 2002. The tax benefit attributed to dividends on preferred securities and cumulative effect of accounting change is based on the incremental tax rate of 35%. The Company made income tax payments of $1.0 million and $2.5 million in the six-month periods ended November 30, 2003 and 2002, respectively.

LEGAL PROCEEDINGS AND CONTINGENT LIABILITIES

The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, air emissions, furnace dust disposal and wastewater discharge. The Company believes it is in substantial compliance with applicable environmental laws and regulations. However, from time to time the Company receives claims from federal and state environmental regulatory agencies and entities asserting that the Company is or may be in violation of certain environmental laws and regulations. Chaparral Steel’s Virginia facility is in discussions with the Virginia Air Pollution Control Board regarding changes to its permitted emissions of carbon monoxide (CO) and nitrogen oxides (NOx). Its permit limits were expressed as a proportion comparing pounds of emissions per ton of steel manufactured and were initially derived using the assumption that the facility would operate at 100% capacity, which has not occurred. The Virginia Air Pollution Control Board has proposed the voluntary payment of a $137,500 civil charge in resolution of alleged past violations and will require amendments to the permit going forward. Based on its experience and the information currently available to it, the Company believes that this and other such claims will not have a material impact on its financial condition or results of operations. Despite the Company’s compliance and experience, it is possible that the Company could be held liable for future charges which might be material but are not currently known or estimable. In addition, changes in federal or state laws, regulations or requirements or discovery of currently unknown conditions could require additional expenditures by the Company.

The Company and subsidiaries are defendants in lawsuits which arose in the normal course of business. In management’s judgment (based on the opinion of counsel) the ultimate liability, if any, from such legal proceedings will not have a material effect on the consolidated financial position or results of operations of the Company.

BUSINESS SEGMENTS

The Company has two reportable segments: cement, aggregate and concrete products (the “CAC” segment) and steel (the “Steel” segment). The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because of significant differences in manufacturing processes, distribution and markets served. Through the CAC segment the Company produces and sells cement, stone, sand and gravel, expanded shale and clay aggregate, and concrete products. Through the Steel segment, the Company produces and sells structural steel, piling products, specialty bar products, merchant bar-quality rounds, reinforcing bar and channels. Operating profit is net sales less operating costs and expenses, excluding general corporate expenses and interest expense. Operating results and certain other financial data for the Company’s business segments are presented on pages 26 and 27 under “Business Segments” of Management’s Discussion and Analysis of Financial Condition and Results of Operations, and are incorporated herein by reference.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company’s new senior notes were issued by Texas Industries, Inc. (the parent company), which has no independent assets or operations, excluding amounts related to its investments in its consolidated subsidiaries and financing activities. All 100% owned subsidiaries of the Company, excluding TXI Capital Trust I, the Company’s accounts receivable subsidiary, and minor subsidiaries without operations or material assets, have provided a joint and several, full and unconditional guarantee of the securities. There are no significant restrictions on the parent company’s ability to obtain funds from any of the guarantor subsidiaries in the form of a dividend or loan. Additionally, there are no significant restrictions on the various guarantor subsidiaries’ ability to obtain funds from its direct or indirect subsidiaries.

The Company’s accounts receivable subsidiary was established in March 1999 to facilitate the Company’s agreement to sell, on a revolving basis, an undivided interest in a defined pool of trade receivables. At May 31, 2003, the subsidiary had total assets of $54.1 million. However, on June 6, 2003, in connection with the issuance of the new senior notes, the Company entered into an agreement whereby the entire outstanding interest in the defined pool of trade receivables previously sold was repurchased and the agreement to sell trade receivables was terminated. The repurchased trade receivables were subsequently transferred to the respective operating entities. Therefore, the financial balances of the accounts receivables of the accounts receivable subsidiary were eliminated at that time, and no future activity is anticipated in this subsidiary.

TXI Capital Trust I is a financing subsidiary whose only asset is the 5.5% convertible subordinated debentures due 2028 that were purchased by TXI Capital Trust I from the parent company with the combined proceeds from the issuance of company-obligated mandatorily redeemable preferred securities by TXI Capital Trust I and common securities of the trust. As a result, the only assets of TXI Capital Trust I are inter-company receivables (the debentures) that eliminate at the consolidated reporting level. Moreover, the parent company’s guarantee of the preferred securities and its obligations under the convertible subordinated debentures are subordinate to the new senior notes. Accordingly, substantially all of the consolidated assets, operations and cash flows of the Company are available to satisfy the parent company’s obligations under the new senior notes and the new senior secured credit facility.

The following financial information presents condensed consolidating balance sheets, statements of operations and statements of cash flows for the parent company, all guarantor subsidiaries, and all non-guarantor subsidiaries. The information has been presented as if the parent company accounted for its ownership of the guarantor and non-guarantor subsidiaries using the equity method of accounting.

(Unaudited)

Condensed Consolidating Balance Sheets

Texas Industries, Inc. and Subsidiaries

November 30, 2003

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Assets
Current Assets
Cash	$32,579	$2,571	$—	$—	$35,150
Receivables—net	1,982	173,526	—	—	175,508
Inventories	—	264,264	—	—	264,264
Deferred taxes and prepaid expenses	107	35,945	—	—	36,052

Total Current Assets	34,668	476,306	—	—	510,974

Other Assets
Goodwill	—	146,474	—	—	146,474
Real estate and investments	—	48,115	—	—	48,115
Deferred charges and intangibles	25,375	12,652	—	—	38,027
Deferred income taxes	49,242	—	—	(49,242)	—
Investment in subsidiaries	1,094,985	—	—	(1,094,985)	—
Intercompany receivables	721,437	371,607	208,012	(1,301,056)	—

	1,891,039	578,848	208,012	(2,445,283)	232,616
Property, Plant and Equipment
Land and land improvements	—	229,259	—	(508)	228,751
Buildings	—	101,792	—	—	101,792
Machinery and equipment	—	1,721,259	—	(805)	1,720,454
Construction in progress	—	41,559	—	—	41,559

	—	2,093,869	—	(1,313)	2,092,556
Less allowances for depreciation	—	986,912	—	(805)	986,107

	—	1,106,957	—	(508)	1,106,449

	$1,925,707	$2,162,111	$208,012	$(2,445,791)	$1,850,039

Liabilities and Shareholders’ Equity
Current Liabilities
Trade accounts payable	$36	$102,486	$—	$—	$102,522
Accrued interest, wages and other items	29,057	53,835	1,833	—	84,725
Current portion of long-term debt	680	50	—	—	730

Total Current Liabilities	29,773	156,371	1,833	—	187,977

Intercompany Payables	579,619	721,381	56	(1,301,056)	—

Long-Term Debt	606,499	442	—	—	606,941

Deferred Income Taxes and Other Credits	1,620	200,656	—	(49,396)	152,880

Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Holding Solely Company Convertible Debentures	—	—	199,937	—	199,937

Shareholders’ Equity	708,196	1,083,261	6,186	(1,095,339)	702,304

	$1,925,707	$2,162,111	$208,012	$(2,445,791)	$1,850,039

Condensed Consolidating Balance Sheets

Texas Industries, Inc. and Subsidiaries

May 31, 2003

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Assets
Current Assets
Cash	$4,161	$2,038	$5	$—	$6,204
Receivables—net	1,982	5,581	54,076	192	61,831
Inventories	—	270,773	—	—	270,773
Deferred taxes and prepaid expenses	54	37,235	—	86	37,375

Total Current Assets	6,197	315,627	54,081	278	376,183

Other Assets
Goodwill	—	146,474	—	—	146,474
Real estate and investments	—	43,600	—	—	43,600
Deferred charges and intangibles	9,782	14,203	—	—	23,985
Deferred income taxes	32,491	—	—	(32,491)	—
Investment in subsidiaries	1,087,796	—	—	(1,087,796)	—
Intercompany receivables	780,151	493,393	208,012	(1,481,556)	—

	1,910,220	697,670	208,012	(2,601,843)	214,059
Property, Plant and Equipment
Land and land improvements	—	219,195	—	(508)	218,687
Buildings	—	101,490	—	—	101,490
Machinery and equipment	—	1,713,090	—	(805)	1,712,285
Construction in progress	—	47,724	—	—	47,724

	—	2,081,499	—	(1,313)	2,080,186
Less allowances for depreciation	—	941,623	—	(805)	940,818

	—	1,139,876	—	(508)	1,139,368

	$1,916,417	$2,153,173	$262,093	$(2,602,073)	$1,729,610

Liabilities and Shareholders’ Equity
Current Liabilities
Trade accounts payable	$57	$120,420	$—	$—	$120,477
Accrued interest, wages and other items	2,602	38,748	2,026	—	43,376
Current portion of long-term debt	680	52	—	—	732

Total Current Liabilities	3,339	159,220	2,026	—	164,585

Intercompany Payables	701,405	727,707	52,444	(1,481,556)	—

Long-Term Debt	476,675	470	—	—	477,145

Deferred Income Taxes and Other Credits	1,597	191,328	—	(32,491)	160,434

Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Holding Solely Company Convertible Debentures	—	—	199,937	—	199,937

Shareholders’ Equity	733,401	1,074,448	7,686	(1,088,026)	727,509

	$1,916,417	$2,153,173	$262,093	$(2,602,073)	$1,729,610

(Unaudited)

Condensed Consolidating Statements of Operations

Texas Industries, Inc. and Subsidiaries

Three Months Ended November 30, 2003

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Net Sales	$—	$368,559	$—	$—	$368,559

Costs and Expenses (Income)
Cost of products sold	—	333,849	—	—	333,849
Selling, general and administrative	1,766	22,906	—	—	24,672
Interest	17,391	1,699	—	(3,707)	15,383
Loss on early retirement of debt	—	—	—	—	—
Other income	(1,002)	(46)	(2,834)	3,792	(90)

	18,155	358,408	(2,834)	85	373,814

Income (Loss) Before the Following Items	(18,155)	10,151	2,834	(85)	(5,255)

Income taxes (benefit)	(6,354)	4,807	962	—	(585)

	(11,801)	5,344	1,872	(85)	(4,670)

Dividends on preferred securities—net of tax	—	—	(1,787)	—	(1,787)

Income (Loss) Before Cumulative Effect of Accounting Change	(11,801)	5,344	85	(85)	(6,457)

Cumulative effect of accounting change—net of tax	—	—	—	—	—

	(11,801)	5,344	85	(85)	(6,457)
Equity in Earnings of Subsidiaries
Income from continuing operations of subsidiaries	5,344	—	—	(5,344)	—

Net Income (Loss)	$(6,457)	$5,344	$85	$(5,429)	$(6,457)

(Unaudited)

Condensed Consolidating Statements of Operations

Texas Industries, Inc. and Subsidiaries

Three Months Ended November 30, 2002

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Net Sales	$—	$337,670	$—	$—	$337,670

Costs and Expenses (Income)
Cost of products sold	—	315,449	—	(10)	315,439
Selling, general and administrative	96	20,530	784	—	21,410
Interest	13,754	1,851	401	(7,450)	8,556
Loss on early retirement of debt	—	—	—	—	—
Other income	(1,981)	(2,690)	(4,018)	7,565	(1,124)

	11,869	335,140	(2,833)	105	344,281

Income (Loss) Before the Following Items	(11,869)	2,530	2,833	(105)	(6,611)

Income taxes (benefit)	(4,154)	(1,858)	962	(7)	(5,057)

	(7,715)	4,388	1,871	(98)	(1,554)

Dividends on preferred securities—net of tax	—	—	(1,786)	—	(1,786)

Income (Loss) Before Cumulative Effect of Accounting Change	(7,715)	4,388	85	(98)	(3,340)

Cumulative effect of accounting change—net of tax	—	—	—	—	—

	(7,715)	4,388	85	(98)	(3,340)
Equity in Earnings of Subsidiaries
Income from continuing operations of subsidiaries	4,375	—	—	(4,375)	—

Net Income (Loss)	$(3,340)	$4,388	$85	$(4,473)	$(3,340)

(Unaudited)

Condensed Consolidating Statements of Operations

Texas Industries, Inc. and Subsidiaries

Six Months Ended November 30, 2003

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Net Sales	$—	$744,597	$—	$—	$744,597

Costs and Expenses (Income)
Cost of products sold	—	686,504	—	—	686,504
Selling, general and administrative	1,898	48,341	36	—	50,275
Interest	36,539	3,508	31	(7,653)	32,425
Loss on early retirement of debt	11,246	—	—	—	11,246
Other income	(2,220)	(6,346)	(5,735)	8,015	(6,286)

	47,463	732,007	(5,668)	362	774,164

Income (Loss) Before the Following Items	(47,463)	12,590	5,668	(362)	(29,567)

Income taxes (benefit)	(16,612)	2,705	1,924	(67)	(12,050)

	(30,851)	9,885	3,744	(295)	(17,517)

Dividends on preferred securities—net of tax	—	—	(3,574)	—	(3,574)

Income (Loss) Before Cumulative Effect of Accounting Change	(30,851)	9,885	170	(295)	(21,091)

Cumulative effect of accounting change—net of tax	—	(1,071)	—	—	(1,071)

	(30,851)	8,814	170	(295)	(22,162)
Equity in Earnings of Subsidiaries
Income from continuing operations of subsidiaries	8,689	—	—	(8,689)	—

Net Income (Loss)	$(22,162)	$8,814	$170	$(8,984)	$(22,162)

(Unaudited)

Condensed Consolidating Statements of Operations

Texas Industries, Inc. and Subsidiaries

Six Months Ended November 30, 2002

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Net Sales	$—	$703,667	$—	$—	$703,667

Costs and Expenses (Income)
Cost of products sold	—	639,190	—	(20)	639,170
Selling, general and administrative	199	46,041	1,593	—	47,833
Interest	27,858	3,705	881	(15,052)	17,392
Loss on early retirement of debt	—	—	—	—	—
Other income	(4,071)	(5,537)	(8,141)	15,243	(2,506)

	23,986	683,399	(5,667)	171	701,889

Income (Loss) Before the Following Items	(23,986)	20,268	5,667	(171)	1,778

Income taxes (benefit)	(8,395)	4,101	1,923	—	(2,371)

	(15,591)	16,167	3,744	(171)	4,149

Dividends on preferred securities—net of tax	—	—	(3,574)	—	(3,574)

Income (Loss) Before Cumulative Effect Of Accounting Change	(15,591)	16,167	170	(171)	575

Cumulative effect of accounting change—net of tax	—	—	—	—	—

	(15,591)	16,167	170	(171)	575
Equity in Earnings of Subsidiaries
Income from continuing operations of subsidiaries	16,166	—	—	(16,166)	—

Net Income (Loss)	$575	$16,167	$170	$(16,337)	$575

(Unaudited)

Condensed Consolidating Statements of Cash Flows

Texas Industries, Inc. and Subsidiaries

Six Months Ended November 30, 2003

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Net Cash Provided (Used) By Operations	$(70,060)	$15,688	$165	$(170)	$(54,377)

Investing Activities
Capital expenditures	—	(15,953)	—	—	(15,953)
Proceeds from disposal of assets	—	2,481	—	—	2,481
Other—net	—	(1,651)	—	—	(1,651)

Net cash used by investing	—	(15,123)	—	—	(15,123)

Financing Activities
Proceeds of long-term borrowing	718,097	—	—	—	718,097
Debt retirements	(591,937)	(32)	—	—	(591,969)
Debt issuance costs	(16,016)	—	—	—	(16,016)
Debt retirement costs	(8,505)	—	—	—	(8,505)
Common dividends paid	(3,162)	—	—	—	(3,162)
Other—net	1	—	(170)	170	1

Net cash provided (used) by financing	98,478	(32)	(170)	170	98,446

Increase (decrease) in cash	28,418	533	(5)	—	28,946

Cash at beginning of period	4,161	2,038	5	—	6,204

Cash at end of period	$32,579	$2,571	$—	$—	$35,150

(Unaudited)

Condensed Consolidating Statements of Cash Flows

Texas Industries, Inc. and Subsidiaries

Six Months Ended November 30, 2002

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Net Cash Provided (Used) By Operations	$31,558	$33,047	$170	$(170)	$64,605

Investing Activities
Capital expenditures	—	(33,502)	—	—	(33,502)
Proceeds from disposal of assets	—	10,061	—	—	10,061
Other—net	—	59	—	—	59

Net cash used by investing	—	(23,382)	—	—	(23,382)

Financing Activities
Proceeds of long-term borrowing	104,630	—	—	—	104,630
Debt retirements	(144,970)	(112)	—	—	(145,082)
Debt issuance costs	—	—	—	—	—
Debt retirement costs	—	—	—	—	—
Common dividends paid	(3,156)	—	—	—	(3,156)
Other—net	384	(958)	(170)	170	(574)

Net cash provided (used) by financing	(43,112)	(1,070)	(170)	170	(44,182)

Increase (decrease) in cash	(11,554)	8,595	—	—	(2,959)

Cash at beginning of period	17,026	(9,601)	5	—	7,430

Cash at end of period	$5,472	$(1,006)	$5	$—	$4,471

EXHIBIT A

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Shareholders and Board of Directors

Texas Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Texas Industries, Inc. and subsidiaries (the Company) as of November 30, 2003 and the related condensed consolidated statements of operations for the three-month and six-month periods ended November 30, 2003 and 2002, and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

December 17, 2003

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of operations and financial condition for the three-month and six-month periods ended November 30, 2003 to the three-month and six-month periods ended November 30, 2002.

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

	Three months ended November 30,		Six months ended November 30,

In thousands	2003	2002	2003	2002

TOTAL SALES
Cement	$89,538	$82,919	$180,423	$176,704
Ready-mix	55,228	52,268	107,653	111,275
Stone, sand & gravel	30,884	25,854	63,089	53,990
Structural mills	120,436	117,580	248,915	237,499
Bar mill	36,552	26,360	69,698	57,445

UNITS SHIPPED
Cement (tons)	1,332	1,200	2,655	2,527
Ready-mix (cubic yards)	958	909	1,863	1,919
Stone, sand & gravel (tons)	5,767	4,661	11,650	9,612
Structural mills (tons)	363	378	757	745
Bar mill (tons)	106	81	205	180

NET SALES
Cement	$74,867	$67,431	$150,772	$143,848
Ready-mix	55,073	52,235	107,429	111,160
Stone, sand & gravel	22,325	17,554	46,407	37,408
Other products	25,622	25,048	54,346	53,540
Delivery fees	14,521	13,034	29,826	27,186

TOTAL CAC	192,408	175,302	388,780	373,142

Structural mills	120,436	117,580	248,915	237,499
Bar mill	36,552	26,360	69,698	57,445
Other products	6,281	4,280	10,964	8,543
Delivery fees	12,882	14,148	26,240	27,038

TOTAL STEEL	176,151	162,368	355,817	330,525

TOTAL NET SALES	$368,559	$337,670	$744,597	$703,667

	Three months ended November 30,		Six months ended November 30,

In thousands	2003	2002	2003	2002

CAC OPERATIONS
Gross profit	$46,383	$42,579	$87,583	$94,348
Less: Depreciation, depletion & amortization	11,439	11,966	22,912	23,888
Selling, general & administrative	11,435	9,465	22,732	21,485
Other income	(197)	(477)	(1,968)	(1,078)

OPERATING PROFIT	23,706	21,625	43,907	50,053

STEEL OPERATIONS
Gross profit	12,315	3,276	17,924	17,262
Less: Depreciation & amortization	12,769	12,017	24,947	23,955
Selling, general & administrative	5,572	4,604	13,038	10,582
Other income	(200)	539	(4,141)	(184)

OPERATING PROFIT (LOSS)	(5,826)	(13,884)	(15,920)	(17,091)

TOTAL OPERATING PROFIT	17,880	7,741	27,987	32,962

CORPORATE RESOURCES
Other income	(307)	1,186	177	1,244
Less: Depreciation & amortization	474	452	950	890
Selling, general & administrative	6,971	6,530	13,110	14,146

	(7,752)	(5,796)	(13,883)	(13,792)

INTEREST EXPENSE	(15,383)	(8,556)	(32,425)	(17,392)

LOSS ON EARLY RETIREMENT OF DEBT	—	—	(11,246)	—

INCOME (LOSS) BEFORE TAXES & OTHER ITEMS	$(5,255)	$(6,611)	$(29,567)	$1,778

RESULTS OF OPERATIONS

CAC Operations

CAC operating profit for the current quarter at $23.7 million increased $2.1 million from the prior year period on higher shipments. Operating profit for the current six-month period at $43.9 million decreased $6.1 million from the prior year period due to the higher maintenance and energy costs experienced at the Company’s Texas cement plants during the August 2003 quarter. Overall demand for the Company’s CAC products have remained relatively unchanged over the past six months.

Net Sales. CAC sales for the current quarter at $192.4 million were up 10% from the prior year period. Total cement sales increased $6.6 million on 11% higher shipments at 2% lower average trade prices. Ready-mix sales increased $3.0 million on 5% higher volumes at comparable average trade prices. Aggregate sales increased $5.0 million on 24% higher shipments at 8% lower average trade prices. More favorable weather patterns in the Company’s Texas markets increased shipping days from the prior year quarter. Sales for the current six-month period at $388.8 million were up 4% from the prior year period. Total cement sales increased $3.7 million on 5% higher shipments and 2% lower average trade prices. Ready-mix sales decreased $3.6 million on 3% lower shipments. Aggregate sales increased $9.1 million on 21% higher shipments and 7% lower trade prices.

Operating Costs. CAC costs for the current quarter at $157.2 million, including depreciation, depletion and amortization, increased $12.9 million from the prior year period on higher shipments. Costs for the current six-month period at $323.7 million increased $21.7 million on higher shipments and the higher maintenance and energy costs at the Company’s Texas cement plants in the August 2003 quarter.

Selling, general and administrative expense for the current quarter at $11.7 million, including depreciation, depletion and amortization, increased $1.8 million from the prior year period. Selling, general and administrative expense for the current six-month period at $23.2 million increased $1.0 million from the prior year period. The increases were primarily due to higher incentive and bad debt expense.

Other income for the current six-month period increased $900,000 as a result of increased gains from the disposal of surplus operating assets.

Steel Operations

Steel operating loss for the current quarter at $5.8 million improved $8.1 million from the prior year period on higher realized prices and lower manufacturing costs at the Virginia facility. Operating loss for the current six-month period at $15.9 million improved $1.2 million from the prior year period. Although foreign exchange rates and higher ocean freight costs have impeded imports, the level of non-residential construction continues to result in a very competitive structural steel market. During the past six months rapidly escalating raw material costs have affected results. Sales price increases have not yet kept pace with these cost increases. Increased selling prices and the implementation of a raw material surcharge is expected to help restore margins in the second half of the fiscal year.

Net Sales. Steel sales for the current quarter at $176.2 million were up 8% from the prior year period. Structural steel sales increased $2.9 million on 7% higher selling prices and 4% lower shipments. Bar mill sales increased $10.2 million on 6% higher average selling prices and 31% higher shipments. Steel sales for the current six-month period at $355.8 million were up 8% from the prior year period. Structural steel sales increased $11.4 million on 3% higher average selling prices and 2% higher shipments. Bar mill sales increased $12.3 million on 7% higher average selling prices and 14% higher shipments.

Operating Costs. Steel costs for the current quarter at $176.6 million, including depreciation and amortization, increased $5.5 million from the prior year period due to higher bar mill shipments and the effect of higher raw material costs on unit costs offset in part by improved operating efficiencies at the Virginia facility. Costs for the current six-month period at $362.8 million increased $25.6 million from the prior year period due to higher structural and bar mill shipments and the effect of higher raw materials costs on unit costs.

Selling, general and administration expense for the current quarter at $5.6 million, including depreciation and amortization, increased $1.0 million from the prior year period primarily due to higher bad debt and incentive expense. Selling, general and administrative expense for the current six-month period at $13.0 million increased $2.5 million from the prior year period primarily due to higher bad debt expense.

Other income for the current six-month period included $4.2 million obtained from the Company’s litigation against certain graphite electrode suppliers in the August 2003 quarter.

Corporate Resources

Selling, general and administrative expenses for the current quarter at $7.4 million, including depreciation and amortization, increased $500,000 from the prior year period as increased franchise taxes offset the effect of the termination of the Company’s agreement to sell receivables. Selling, general and administrative expenses for the current six-month period at $14.1 million decreased $1.0 million due to lower general expenses, the effect of the termination of the Company’s agreement to sell receivables offset in part by higher franchise taxes.

Other income decreased $1.5 million in the current quarter and $1.1 million in the current six-month period due to lower interest and investment income.

Interest Expense

Interest expense increased $6.8 million in the current quarter and $15.0 million in the current six-month period from the prior year periods. The June 2003 refinancing added approximately 4% to the Company’s overall average effective interest rate and together with the increased outstanding debt is expected to result in higher annual interest costs of approximately $30 million. Interest expense in the current quarter was reduced $1.7 million as a result of interest rate swaps entered into on $200 million of the Company’s new senior notes.

Loss on Early Retirement of Debt

As a result of the June 2003 refinancing, the Company recognized an ordinary loss on early retirement of debt of $11.2 million. The loss represented $8.5 million in premium or consent payments to holders of the existing senior notes and a write-off of $2.7 million of debt issuance costs associated with the debt repaid.

Income Taxes

Federal income taxes for the interim periods ended November 30, 2003 and 2002 have been included in the accompanying financial statements on the basis of an estimated annual rate. The primary reason that the tax rate differs from the 35% statutory corporate rate is due to percentage depletion that is tax deductible and state income tax expense. Applying these differences to the estimated current year pre-tax income resulted in an estimated annualized effective tax rate for 2003 of 39.6% compared to 115.4% for 2002. The tax benefit attributed to dividends on preferred securities and cumulative effect of accounting change is based on the incremental tax rate of 35%.

Dividends on Preferred Securities – Net of Tax

Dividends on preferred securities of subsidiary net of tax benefit amounted to $3.6 million in each of the six-month periods ended November 30, 2003 and 2002.

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

No borrowings were outstanding under the senior secured credit facility at November 30, 2003, however, $20.6 million of the facility was utilized to support letters of credit.

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

Cash Flows

Net cash used by operating activities was $54.4 million, compared to $64.6 million provided in the prior year period. The decrease in operating cash flow of $119.0 million was primarily the result of the Company’s repurchase of trade receivables in the amount of $115.5 million. The repurchase was funded out of the proceeds of the June 2003 refinancing. Excluding the repurchase cash provided by operating activities declined $9.2 million from the prior year period as the effects of lower net income including the resulting change in deferred taxes were partially offset by changes in working capital items.

Net cash used by investing activities was $15.1 million, compared to $23.4 million in the prior year period. Capital expenditures for normal replacement and technological upgrades of existing equipment and expansions of the Company’s operations excluding major plant expansions was $16.0 million, down $17.5 million from the prior year period. Proceeds from disposal of assets in the prior year included collection of notes receivable related to disposals in 2001.

Net cash provided by financing activities was $98.4 million, compared to $44.2 million used in the prior year period. The proceeds from the June 2003 refinancing net of issuance and retirement costs funded the repurchase of trade receivables. The Company’s quarterly cash dividend of $.075 per common share remained unchanged from the prior year period.

OTHER ITEMS

Litigation

In November 1998, Chaparral Steel Company, a 100% owned subsidiary, filed an action in the District Court of Ellis County, Texas against certain graphite electrode suppliers seeking damages for illegal restraints of trade in the sale of graphite electrodes. During the current six-month period the Company obtained a settlement from a producer of graphite electrodes in the net amount of $4.2 million. The Company has now obtained settlements from all the major producers named in the action and does not anticipate any material future settlements.

Environmental Matters

The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, air emissions, furnace dust disposal and wastewater discharge. The Company believes it is in substantial compliance with applicable environmental laws and regulations. However, from time to time the Company receives claims from federal and state environmental regulatory agencies and entities asserting that the Company is or may be in violation of certain environmental laws and regulations. Chaparral Steel’s Virginia facility is in discussions with the Virginia Air Pollution Control Board regarding changes to its permitted emissions of carbon monoxide (CO) and nitrogen oxides (NOx). Its permit limits were expressed as a proportion comparing pounds of emissions per ton of steel manufactured and were initially derived using the assumption that the facility would operate at 100% capacity, which has not occurred. The Virginia Air Pollution Control Board has proposed the voluntary payment of a $137,500 civil charge in resolution of alleged past violations and will require amendments to the permit going forward. Based on its experience and the information currently available to it, the Company believes that this and other such claims will not have a material impact on its financial condition or results of operations. Despite the Company’s compliance and experience, it is possible that the Company could be held liable for future charges which might be material but are not currently known or estimable. In addition, changes in federal or state laws, regulations or requirements or discovery of currently unknown conditions could require additional expenditures by the Company.

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

New Accounting Pronouncements

Effective June 1, 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” For most companies, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS No. 145 also amends SFAS No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). Its adoption required that the loss on early retirement of debt incurred in the six-month period ended November 30, 2003 be recognized as an ordinary loss.

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

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” clarifying the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Currently, the Company will be required to adopt the provisions of FIN 46, as revised, no later than May 31, 2004. Its adoption is expected to result in the reclassification of the preferred securities of subsidiary to long-term convertible debt on the Company’s consolidated balance sheet and the reclassification of the dividends on preferred securities to interest expense on the Company’s statement of operations. The resulting reclassifications will have no overall effect on the Company’s results of operations or financial position.

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

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of the Shareholders held October 21, 2003, shareholders elected as Directors of the Company, Gordon E. Forward, James M. Hoak, Jr., Keith W. Hughes and Henry H. Mauz, Jr. to terms expiring in 2006. Votes cast to elect Gordon E. Forward were 19,373,879 affirmative, 153,248 opposed and 1,554,423 abstained or non-voted. Votes cast to elect James M. Hoak, Jr. were 19,034,486 affirmative, 492,641 opposed and 1,554,423 abstained or non-voted. Votes cast to elect Keith W. Hughes were 19,388,033 affirmative, 139,094 opposed and 1,554,423 abstained or non-voted. Votes cast to elect Henry H. Mauz, Jr. were 19,386,420 affirmative, 140,707 opposed and 1,554,423 abstained or non-voted. Terms of office expire for the for the continuing directors, Gerald R. Heffernan, David A. Reed, Robert D. Rogers and Ian Wachtmeister in 2004 and for the continuing directors, Robert Alpert, Eugenio Clariond Reyes and Elizabeth C. Williams in 2005.

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

The Registrant did not file any reports on Form 8-K during the three-month period ended November 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS INDUSTRIES, INC.

January 13, 2004	/s/ Richard M. Fowler
Richard M. Fowler
Executive Vice President—Finance and Chief Financial Officer
(Principal Financial Officer)

January 13, 2004	/s/ James R. McCraw
James R. McCraw
Vice President—Accounting and Information Services
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibits		Page

15.1	Letter re: Unaudited Interim Financial Information	37

31.1	Certification of Chief Executive Officer	38

31.2	Certification of Chief Financial Officer	39

32.1	Section 1350 Certification of Chief Executive Officer	40

32.2	Section 1350 Certification of Chief Financial Officer	41