Form 10-Q
period 2004-02-29
TEXAS INDUSTRIES INC
filed 2004-04-08
CIK 97472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2004

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

As of April 5, 2004, 21,169,594 shares of Registrant’s Common Stock, $1.00 par value, were outstanding.

INDEX

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

In thousands	(Unaudited) February 29, 2004	May 31, 2003

ASSETS
CURRENT ASSETS
Cash	$56,802	$6,204
Receivables—net	196,368	61,831
Inventories	261,969	270,773
Deferred taxes and prepaid expenses	33,063	37,375

TOTAL CURRENT ASSETS	548,202	376,183

OTHER ASSETS
Goodwill	146,474	146,474
Real estate and investments	48,880	43,600
Deferred charges and intangibles	40,945	23,985

	236,299	214,059
PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	227,432	218,687
Buildings	99,944	101,490
Machinery and equipment	1,711,772	1,712,285
Construction in progress	44,977	47,724

	2,084,125	2,080,186
Less depreciation and depletion	996,266	940,818

	1,087,859	1,139,368

	$1,872,360	$1,729,610

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$109,972	$120,477
Accrued interest, wages and other items	57,331	43,376
Current portion of long-term debt	703	732

TOTAL CURRENT LIABILITIES	168,006	164,585

LONG-TERM DEBT	610,937	477,145

CONVERTIBLE SUBORDINATED DEBENTURES	199,937	199,937

DEFERRED INCOME TAXES AND OTHER CREDITS	169,871	160,434

SHAREHOLDERS’ EQUITY
Common stock, $1 par value	25,067	25,067
Additional paid-in capital	261,256	260,936
Retained earnings	532,563	538,584
Cost of common stock in treasury	(89,385)	(91,186)
Pension liability adjustment	(5,892)	(5,892)

	723,609	727,509

	$1,872,360	$1,729,610

See notes to consolidated financial statements.

(Unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Three months ended		Nine months ended
In thousands except per share	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
NET SALES	$407,970	$296,411	$1,152,567	$1,000,078

COSTS AND EXPENSES (INCOME)
Cost of products sold	368,746	288,169	1,055,250	927,339
Selling, general and administrative	22,877	23,394	73,152	71,227
Interest	17,961	11,231	55,884	34,121
Loss on early retirement of debt	—	—	11,246	—
Other income	(36,601)	(447)	(42,887)	(2,953)

	372,983	322,347	1,152,645	1,029,734

INCOME (LOSS) BEFORE THE FOLLOWING ITEMS	34,987	(25,936)	(78)	(29,656)

Income taxes (benefit)	14,098	(8,718)	124	(13,013)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	20,889	(17,218)	(202)	(16,643)

Cumulative effect of accounting change—net of tax	—	—	(1,071)	—

NET INCOME (LOSS)	$20,889	$(17,218)	$(1,273)	$(16,643)

Basic earnings (loss) per share:
Income (loss) before cumulative effect of accounting change	$.99	$(.81)	$(.01)	$(.79)
Cumulative effect of accounting change	—	—	(.05)	—

Net income (loss)	$.99	$(.81)	$(.06)	$(.79)

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of accounting change	$.92	$(.81)	$(.01)	$(.79)
Cumulative effect of accounting change	—	—	(.05)	—

Net income (loss)	$.92	$(.81)	$(.06)	$(.79)

Average shares outstanding:
Basic	21,189	21,129	21,163	21,119
Diluted	24,688	21,129	21,163	21,119

Cash dividends per share	$.075	$.075	$.225	$.225

See notes to consolidated financial statements.

(Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Nine months ended
In thousands	February 29, 2004	February 28, 2003

OPERATING ACTIVITIES
Net loss	$(1,273)	$(16,643)
Cumulative effect of accounting change—net of tax	1,071	—
Loss on early retirement of debt	11,246	—
Loss (gain) on disposal of assets	(35,516)	1,053
Non-cash items
Depreciation, depletion and amortization	72,897	72,977
Deferred taxes (benefit)	(731)	(13,426)
Other—net	5,204	4,861
Changes in operating assets and liabilities
Receivables repurchased	(115,514)	(14,071)
Receivables—net	(19,249)	22,227
Inventories and prepaid expenses	15,082	(15,067)
Accounts payable and accrued liabilities	5,186	6,735
Real estate and investments	618	2,351

Net cash provided (used) by operations	(60,979)	50,997

INVESTING ACTIVITIES
Capital expenditures	(24,725)	(41,094)
Proceeds from disposal of assets	40,065	10,974
Other—net	(1,575)	(683)

Net cash provided (used) by investing	13,765	(30,803)

FINANCING ACTIVITIES
Long-term borrowings	718,097	221,940
Debt retirements	(592,052)	(238,415)
Debt issuance costs	(16,373)	—
Debt retirement costs	(8,505)	—
Common dividends paid	(4,748)	(4,736)
Other—net	1,393	(919)

Net cash provided (used) by financing	97,812	(22,130)

Increase (decrease) in cash	50,598	(1,936)

Cash at beginning of period	6,204	7,430

Cash at end of period	$56,802	$5,494

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended February 29, 2004, are not necessarily indicative of the results that may be expected for the year ended May 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2003.

Principles of Consolidation. The consolidated financial statements include the accounts of Texas Industries, Inc. and all subsidiaries except a subsidiary trust in which the Company has a variable interest but is not the primary beneficiary as discussed in “New Accounting Pronouncements” on page 10. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

Goodwill and Other Intangible Assets. Management tests goodwill for impairment at least annually by each reporting unit. If the carrying amount of the goodwill exceeds its fair value an impairment loss is recognized. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the applicable reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future prices for the Company’s products, capital needs, economic trends and other factors. Goodwill identified with CAC’s California cement operations resulted from the acquisition of Riverside Cement Company. Goodwill identified with Steel’s Texas operations resulted from the acquisition of Chaparral Steel Company. In each case the fair value of the respective reporting unit exceeds its carrying value. At both February 29, 2004 and May 31, 2003, the carrying value of CAC goodwill was $61.3 million and the carrying value of Steel goodwill was $85.2 million.

Deferred charges and intangibles include non-compete agreements and other intangibles with finite lives being amortized on a straight-line basis over periods of 5 to 15 years. Their carrying value, adjusted for write-offs, total $2.2 million, net of accumulated amortization of $3.9 million at February 29, 2004 and $2.5 million, net of accumulated amortization of $3.6 million at May 31, 2003. Amortization expense incurred was $300,000 and $700,000 in the nine-month periods ended February 29, 2004 and February 28, 2003, respectively. Estimated annual amortization for each of the five succeeding years is $400,000, $300,000, $300,000, $300,000 and $300,000.

Real Estate and Investments. Surplus real estate and real estate acquired for development of high quality industrial and multi-use parks, recorded at cost, totaled $11.2 million and $11.6 million at February 29, 2004 and May 31, 2003, respectively. Investments totaled $37.7 million and $32.0 million at February 29, 2004 and May 31, 2003, respectively. Investments are composed primarily of life insurance contracts, which are recorded at their net cash surrender value and may be used to fund certain Company benefit agreements. The Company does not invest in debt or equity securities.

Debt Issuance Costs. Debt issuance costs of $21.3 million and $9.7 million at February 29, 2004 and May 31, 2003, respectively, are associated with various debt issues and amortized over the terms of the related debt.

Other Credits. Other credits of $53.6 million and $44.8 million at February 29, 2004 and May 31, 2003, respectively, are composed primarily of liabilities related to the Company’s retirement plans, deferred compensation agreements and asset retirement obligations.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

Changes in asset retirement obligations for the nine-month period ended February 29, 2004 are as follows:

Balance at June 1	$4,092
Accretion expense	267
Payments	(164)
Revisions	554

Balance at February 29	$4,749

Pro forma effects for the periods presented, assuming adoption of SFAS No. 143 retroactively, were not material to net income (loss) or the related per-share amounts.

Pension Liability Adjustment. The pension liability adjustment to shareholders’ equity of $5.9 million at both February 29, 2004 and May 31, 2003 (net of tax of $3.2 million) relates to a defined benefit retirement plan covering approximately 600 employees and retirees of an acquired subsidiary. Comprehensive income or loss consists of net income or loss and the pension liability adjustment to shareholders’ equity. Comprehensive income (loss) for the three-month and nine-month periods ended February 29, 2004 was the same as net income (loss). Comprehensive loss for the three-month and nine-month periods ended February 28, 2003 was $17.0 million and $17.3 million, respectively.

Net Sales. Sales are recognized when title has transferred and products are delivered. Historically, the Company has included delivery fees in the amount it billed customers to the extent needed to recover the Company’s cost of freight and delivery. Net sales were presented as revenues including delivery fees offset by freight and delivery costs and were disclosed as such. The Emerging Issues Task Force of the FASB reached a final consensus on Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” EITF 00-10 addresses the income statement classification of amounts charged to customers for shipping and handling, as well as costs incurred related to shipping and handling. The EITF concluded that amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. The EITF also concluded that if costs incurred related to shipping and handling are significant and not included in cost of sales, an entity should disclose both the amount of such costs and the line item on the income statement that includes them. In connection with this issue, the Company currently classifies freight and delivery costs in cost of products sold. To conform to the current presentation freight and delivery costs of approximately $22.8 million and $77.0 million in the three-month and nine-month periods ended February 28, 2003, respectively, have been reclassified from net sales to cost of products sold. This reclassification had no effect on the Company’s results of operations or financial position.

Other Income. Other income in the three-month and nine-month periods ended February 29, 2004 includes a $34.4 million gain from the sale of the Company’s Texas and Louisiana brick production facilities. Other income in the nine-month period ended February 29, 2004, also includes $4.2 million from the Company’s litigation against certain graphite electrode suppliers.

Income Taxes. Accounting for income taxes uses the liability method of recognizing and classifying deferred income taxes. The Company joins in filing a consolidated return with its subsidiaries. Current and deferred tax expense is allocated among the members of the group based on a stand-alone calculation of the tax of the individual member.

Earnings Per Share (“EPS”). Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period including certain contingently issuable shares. Diluted EPS adjusts net income and the outstanding shares for the dilutive effect of convertible subordinated debentures, stock options and awards.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

Basic and Diluted EPS are calculated as follows:

	Three months ended		Nine months ended
In thousands except per share	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003

Earnings:
Income (loss) before cumulative effect
of accounting change	$20,889	$(17,218)	$(202)	$(16,643)
Cumulative effect of accounting change	—	—	(1,071)	—

Net income (loss)	$20,889	$(17,218)	$(1,273)	$(16,643)

Shares:
Weighted-average shares outstanding	21,120	21,055	21,092	21,045
Contingently issuable shares	69	74	71	74

Basic weighted-average shares	21,189	21,129	21,163	21,119

Convertible subordinated debentures	2,888	—	—	—
Stock option and award dilution	611	—	—	—

Diluted weighted-average shares*	24,688	21,129	21,163	21,119

Basic earnings (loss) per share:
Income (loss) before cumulative effect
of accounting change	$.99	$(.81)	$(.01)	$(.79)
Cumulative effect of accounting change	—	—	(.05)	—

Net income (loss)	$.99	$(.81)	$(.06)	$(.79)

Diluted earnings (loss) per share:
Income (loss) before cumulative effect
of accounting change	$.92	$(.81)	$(.01)	$(.79)
Cumulative effect of accounting change	—	—	(.05)	—

Net income (loss)	$.92	$(.81)	$(.06)	$(.79)

* Shares excluded due to antidilutive effect:
Convertible subordinated debentures	—	2,888	2,888	2,888
Stock options and awards	756	2,576	3,262	2,461

Contingently issuable shares relate to deferred compensation agreements in which directors elected to defer annual and meeting fees or executives elected to defer incentive compensation and vested shares under the Company’s former stock awards program. The shares are considered contingently issuable because the director or executive has an unconditional right to the shares to be issued. The deferred compensation is denominated in shares of the Company’s common stock and issued upon retirement or at such earlier date as approved by the Company. Vested stock award shares are issued in the year in which the employee reaches age 60.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

If the Company had recognized compensation expense for the stock option plan based on the fair value at the grant dates for awards, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts:

	Three months ended		Nine months ended
In thousands except per share	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003

Net income (loss)
As reported	$20,889	$(17,218)	$(1,273)	$(16,643)
Plus: stock-based compensation included
in the determination of net income
as reported, net of tax	1,147	243	1,291	248
Less: fair value of stock-based compensation,
net of tax	(1,975)	(1,036)	(3,964)	(2,711)

Pro forma	$20,061	$(18,011)	$(3,946)	$(19,106)

Basic earnings (loss) per share
As reported	$.99	$(.81)	$(.06)	$(.79)
Pro forma	.95	(.85)	(.19)	(.90)

Diluted earnings (loss) per share
As reported	$.92	$(.81)	$(.06)	$(.79)
Pro forma	.89	(.85)	(.19)	(.90)

New Accounting Pronouncements. Effective June 1, 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” For most companies, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS No. 145 also amends SFAS No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). Its adoption required that the loss on early retirement of debt incurred in the nine-month period ended February 29, 2004 be recognized as an ordinary loss.

Effective June 1, 2003, the Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company had no financial instruments for which a change in classification was required.

Effective February 29, 2004, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” Prior to its adoption the Company consolidated all majority owned subsidiaries. FIN 46 provides that a variable interest entity is to be consolidated by its primary beneficiary. The Company has a variable interest in a subsidiary trust that has mandatorily redeemable preferred securities outstanding with a liquidation value of $199.9 million. These securities were previously reported on the Company’s balance sheet as Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Holding Solely Company Convertible Debentures. The trust is a variable interest entity under FIN 46 because the Company has a limited ability to make decisions about its activities. However, the Company is not the primary beneficiary of the trust, and therefore, the trust and the mandatorily redeemable preferred securities issued by the trust are no longer reported on the Company’s balance sheet. Instead, the convertible subordinated debentures held by the trust which previously were eliminated in the Company’s consolidated financial statements are reported on its balance sheet. Distributions on the mandatorily redeemable preferred securities are no longer reported on the Company’s statements of operations, but interest on the debentures is recorded as interest expense. These reclassifications are reflected for all periods presented and have no overall effect on the Company’s results of operations or financial position.

WORKING CAPITAL

Working capital totaled $380.2 million at February 29, 2004 and $211.6 million at May 31, 2003.

Receivables consist of:

In thousands	February	May

Accounts receivable—net	$191,002	$56,952
Notes and interest receivables	3,384	2,897
Tax refunds claims	1,982	1,982

	$196,368	$61,831

Accounts receivable are presented net of allowances for doubtful receivables of $5.6 million at February and $4.4 million at May. Provisions for bad debts charged to expense in the nine-month periods ended February 29, 2004 and February 28, 2003 were $4.1 million and $2.0 million, respectively. Uncollectible accounts written off in the nine-month periods ended February 29, 2004 and February 28, 2003 were $2.9 million and $1.9 million, respectively.

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

Inventories consist of:

In thousands	February	May

Finished products	$79,176	$83,713
Work in process	60,903	64,072
Raw materials and supplies	121,890	122,988

	$261,969	$270,773

Inventories are stated at cost (not in excess of market) primarily using the last-in, first-out method (LIFO). If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $24.9 million at February and $16.5 million at May.

Accrued interest, wages and other items consist of:

In thousands	February	May

Interest	$13,182	$4,768
Employee compensation	21,885	18,258
Income taxes	485	931
Property taxes and other	21,779	19,419

	$57,331	$43,376

LONG-TERM DEBT

Long-term debt is comprised of the following:

In thousands	February	May

Senior secured credit facility maturing in 2007	$—	$—
Senior notes due in 2011, interest rate 10.25%	600,000	—
Pollution control bonds due through 2007, interest rate 3% (75% of prime)	3,515	3,855
Fair value of interest rate swaps	7,716	—
Refinanced debt	—	473,500
Other	409	522

	611,640	477,877
Less current maturities	703	732

	$610,937	$477,145

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

The new senior notes represent general unsecured senior obligations of the Company. The new senior notes were issued by Texas Industries, Inc. (the parent company), which has no independent assets or operations, excluding amounts related to its investments in its subsidiaries and financing activities. All consolidated subsidiaries of the Company are 100% owned and excluding minor subsidiaries without operations or material assets, have provided a joint and several, full and unconditional guarantee of the securities. The terms of the notes contain covenants that among other things provide for restrictions on the payment of dividends or repurchasing common stock, making certain investments, incurring additional debt or selling preferred stock, creating liens, and transferring assets. The Company is also required to reinvest through capital expenditures the net proceeds from asset sales within 360 days of their receipt. To the extent that the amount not reinvested exceeds $10 million, the Company must make an offer to all note holders to purchase the maximum principal amount of notes that may be purchased out of the remaining proceeds at an offer price equal to 100% of principal amount plus accrued and unpaid interest and liquidated damages, if any, to the date of purchase. At February 29, 2004, the Company had a requirement to reinvest through capital expenditures $30.4 million over the next 360 days. These capital expenditures may be funded, if necessary, from borrowings under the Company’s long-term senior secured credit facility. At any time prior to June 15, 2006, the Company may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 110.25% of the principal amount thereof, plus accrued interest, with the net cash proceeds from certain equity offerings. In addition, at any time on or prior to June 15, 2007, the Company may redeem all or part of the notes at a redemption price equal to the sum of the principal amount thereof, plus accrued interest and a make-whole premium. After June 15, 2007, the Company may redeem all or a part of the notes at a redemption price of 105.125% in 2007, 102.563% in 2008 and 100% in 2009 and thereafter.

In addition, the Company entered into a new senior secured credit facility, which provides up to $200 million of available borrowings, subject to a borrowing base. The facility matures in June 2007, with borrowings limited based on the net amounts of eligible accounts receivable and inventory. Borrowings bear annual interest at either the LIBOR based rate plus 2.75% or the prime rate plus .75%. These interest rate margins are subject to performance price adjustments. Commitment fees at an annual rate of .375% are to be paid on the unused portion of the facility. The Company may terminate the facility at any time, and under certain circumstances may be required to pay a termination fee.

LONG-TERM DEBT-Continued

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

No borrowings were outstanding under the senior secured credit facility at February 29, 2004, however, $22.6 million of the facility was utilized to support letters of credit.

The Company’s ability to incur additional debt is currently limited to borrowings available under the senior secured credit facility. The payment of cash dividends on common stock is currently limited to an annual amount of $7.0 million.

Annual maturities of long-term debt for each of the five succeeding years are $700,000, $700,000, $700,000, $1.5 million, and none.

The Company entered into interest rate swap agreements that have the economic effect of modifying the interest obligations associated with $200 million and $100 million of the senior notes, effective August 5, 2003 and January 30, 2004, respectively, such that the interest payable on the senior notes effectively becomes variable based on six month LIBOR, set on June 15th and December 15th of each year. The interest rate swaps have been designated as fair value hedges and have no ineffective portion. The notional amounts and the termination dates match the principal amounts and maturities of the $300 million portion of the outstanding senior notes. As a result of the interest rate swaps, the current effective interest rate on the hedged portion of the senior notes was reduced to 6.92%.

The amount of interest paid in the nine-month periods ended February 29, 2004 and February 28, 2003 was $46.5 million and $28.7 million, respectively.

CONVERTIBLE SUBORDINATED DEBENTURES

On June 5, 1998, the Company issued $206.2 million aggregate principal amount of 5.5% convertible subordinated debentures due June 30, 2028 (the “Debentures”). TXI Capital Trust I (the “Trust”), a Delaware business trust 100% owned by the Company, issued 4,000,000 of its 5.5% Shared Preference Redeemable Securities (“Preferred Securities”) to the public for gross proceeds of $200 million. The combined proceeds from the issuance of the Preferred Securities and the issuance to the Company of the common securities of the Trust were invested by the Trust in the Debentures. At February 29, 2004, 3,998,744 Preferred Securities representing an undivided beneficial interest in $199.9 million of the $206.1 million aggregate principal amount of Debentures issued were outstanding.

The Debentures are redeemable for cash, at par, plus accrued and unpaid interest, under certain circumstances relating to federal income tax matters or in whole or in part at the option of the Company. Upon any redemption of the Debentures, a like aggregate liquidation amount of Preferred Securities will be redeemed. Debentures are convertible at any time prior to the close of business on June 30, 2028, at the option of the holder of the Preferred Securities into shares of the Company’s common stock at a conversion rate of .72218 shares of the Company’s common stock for each Preferred Security.

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

SHAREHOLDERS’ EQUITY

Common stock consists of:

In thousands	February	May

Shares authorized	40,000	40,000
Shares outstanding at end of period	21,162	21,061
Shares held in treasury	3,905	4,006
Shares reserved for stock options and other	3,239	3,405

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

STOCK OPTION PLAN

The Company’s stock option plan as approved by shareholders expired July 14, 2003. The plan provided that non-qualified and incentive stock options to purchase common stock could be granted to directors, officers and key employees at market prices at date of grant. Outstanding options became exercisable in installments beginning one year after date of grant and expire ten years later.

A summary of option transactions for the nine-month period ended February 29, 2004, follows:

	Shares Under Option	Weighted Average Option Price

Outstanding at June 1	3,305,423	$28.59
Exercised	(108,640)	19.67
Cancelled	(37,190)	33.19

Outstanding at February 29	3,159,593	$28.84

At February 29, 2004, there were 1,958,913 shares exercisable. Outstanding options expire on various dates to May 15, 2013.

INCOME TAXES

Federal income taxes for the interim periods ended February 29, 2004 and February 28, 2003, have been included in the accompanying financial statements on the basis of an estimated annual rate. The primary reason that the tax rate differs from the 35% statutory corporate rate is due to percentage depletion that is tax deductible and state income tax expense. Applying these differences to the estimated current year pre-tax income resulted in an estimated annualized effective tax rate for 2004 of 26.2% compared to 43.9% for 2003. The tax benefit attributed to cumulative effect of accounting change is based on the incremental tax rate of 35%. The Company made income tax payments of $1.3 million and $2.6 million in the nine-month periods ended February 29, 2004 and February 23, 2003, respectively.

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

BUSINESS SEGMENTS

The Company has two reportable segments: cement, aggregate and concrete products (the “CAC” segment) and steel (the “Steel” segment). The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because of significant differences in manufacturing processes, distribution and markets served. Through the CAC segment the Company produces and sells cement, stone, sand and gravel, expanded shale and clay aggregate, and concrete products. Through the Steel segment, the Company produces and sells structural steel, piling products, specialty bar products, merchant bar-quality rounds, reinforcing bar and channels. Operating profit is net sales less operating costs and expenses, excluding general corporate expenses and interest expense. Operating results and certain other financial data for the Company’s business segments are presented on pages 25 and 26 under “Business Segments” of Management’s Discussion and Analysis of Financial Condition and Results of Operations, and are incorporated herein by reference.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company’s new senior notes were issued by Texas Industries, Inc. (the parent company), which has no independent assets or operations, excluding amounts related to its investments in its subsidiaries and financing activities. All consolidated subsidiaries of the Company are 100% owned and excluding the Company’s accounts receivable subsidiary and other minor subsidiaries without operations or material assets, have provided a joint and several, full and unconditional guarantee of the securities. There are no significant restrictions on the parent company’s ability to obtain funds from any of the guarantor subsidiaries in the form of a dividend or loan. Additionally, there are no significant restrictions on the various guarantor subsidiaries’ ability to obtain funds from its direct or indirect subsidiaries.

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

(Unaudited)

Condensed Consolidating Balance Sheets

Texas Industries, Inc. and Subsidiaries

February 29, 2004

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Assets
Current Assets
Cash	$62,249	$(5,447)	$—	$—	$56,802
Receivables—net	1,982	194,386	—	—	196,368
Inventories	—	261,969	—	—	261,969
Deferred taxes and prepaid expenses	60	33,003	—	—	33,063

Total Current Assets	64,291	483,911	—	—	548,202

Other Assets
Goodwill	—	146,474	—	—	146,474
Real estate and investments	—	48,880	—	—	48,880
Deferred charges and intangibles	29,066	11,879	—	—	40,945
Deferred income taxes	36,413	—	—	(36,413)	—
Investment in subsidiaries	1,067,622	—	—	(1,067,622)	—
Intercompany receivables	759,860	399,078	—	(1,158,938)	—

	1,892,961	606,311	—	(2,262,973)	236,299

Property, Plant and Equipment
Land and land improvements	—	227,940	—	(508)	227,432
Buildings	—	99,944	—	—	99,944
Machinery and equipment	—	1,712,577	—	(805)	1,711,772
Construction in progress	—	44,977	—	—	44,977

	—	2,085,438	—	(1,313)	2,084,125
Less allowances for depreciation	—	997,071	—	(805)	996,266

	—	1,088,367	—	(508)	1,087,859

	$1,957,252	$2,178,589	$—	$(2,263,481)	$1,872,360

Liabilities and Shareholders’ Equity
Current Liabilities
Trade accounts payable	$36	$109,936	$—	$—	$109,972
Accrued interest, wages and other items	15,948	41,383	—	—	57,331
Current portion of long-term debt	680	23	—	—	703

Total Current Liabilities	16,664	151,342	—	—	168,006

Intercompany Payables	399,078	759,860	—	(1,158,938)	—

Long-Term Debt	610,551	386	—	—	610,937

Convertible Subordinated Debentures	199,937				199,937

Deferred Income Taxes and Other Credits	1,521	204,917	—	(36,567)	169,871

Shareholders’ Equity	729,501	1,062,084	—	(1,067,976)	723,609

	$1,957,252	$2,178,589	$—	$(2,263,481)	$1,872,360

Condensed Consolidating Balance Sheets

Texas Industries, Inc. and Subsidiaries

May 31, 2003

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Assets
Current Assets
Cash	$4,161	$2,038	$5	$—	$6,204
Receivables—net	1,982	5,581	54,076	192	61,831
Inventories	—	270,773	—	—	270,773
Deferred taxes and prepaid expenses	54	37,235	—	86	37,375

Total Current Assets	6,197	315,627	54,081	278	376,183

Other Assets
Goodwill	—	146,474	—	—	146,474
Real estate and investments	—	43,600	—	—	43,600
Deferred charges and intangibles	9,782	14,203	—	—	23,985
Deferred income taxes	32,491	—	—	(32,491)	—
Investment in subsidiaries	1,081,610	—	—	(1,081,610)	—
Intercompany receivables	780,095	493,393	—	(1,273,488)	—

	1,903,978	697,670	—	(2,387,589)	214,059

Property, Plant and Equipment
Land and land improvements	—	219,195	—	(508)	218,687
Buildings	—	101,490	—	—	101,490
Machinery and equipment	—	1,713,090	—	(805)	1,712,285
Construction in progress	—	47,724	—	—	47,724

	—	2,081,499	—	(1,313)	2,080,186
Less allowances for depreciation	—	941,623	—	(805)	940,818

	—	1,139,876	—	(508)	1,139,368

	$1,910,175	$2,153,173	$54,081	$(2,387,819)	$1,729,610

Liabilities and Shareholders’ Equity
Current Liabilities
Trade accounts payable	$57	$120,420	$—	$—	$120,477
Accrued interest, wages and other items	4,435	38,748	193	—	43,376
Current portion of long-term debt	680	52	—	—	732

Total Current Liabilities	5,172	159,220	193	—	164,585

Intercompany Payables	493,393	727,707	52,388	(1,273,488)	—

Long-Term Debt	476,675	470	—	—	477,145

Convertible Subordinated Debentures	199,937				199,937

Deferred Income Taxes and Other Credits	1,597	191,328	—	(32,491)	160,434

Shareholders’ Equity	733,401	1,074,448	1,500	(1,081,840)	727,509

	$1,910,175	$2,153,173	$54,081	$(2,387,819)	$1,729,610

(Unaudited)

Condensed Consolidating Statements of Operations

Texas Industries, Inc. and Subsidiaries

Three Months Ended February 29, 2004

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Net Sales	$—	$407,970	$—	$—	$407,970

Costs and Expenses (Income)
Cost of products sold	—	368,746	—	—	368,746
Selling, general and administrative	982	21,895	—	—	22,877
Interest	17,136	1,688	—	(863)	17,961
Loss on early retirement of debt	—	—	—	—	—
Other income	(35,317)	(2,147)	—	863	(36,601)

	(17,199)	390,182	—	—	372,983

Income (Loss) Before the Following Items	17,199	17,788	—	—	34,987

Income taxes (benefit)	6,020	8,078	—	—	14,098

Income (Loss) Before Cumulative Effect of Accounting Change	11,179	9,710	—	—	20,889

Cumulative effect of accounting change—net of tax	—	—	—	—	—

	11,179	9,710	—	—	20,889

Equity in earnings of subsidiaries	9,710	—	—	(9,710)	—

Net Income (Loss)	$20,889	$9,710	$—	$(9,710)	$20,889

(Unaudited)

Condensed Consolidating Statements of Operations

Texas Industries, Inc. and Subsidiaries

Three Months Ended February 28, 2003

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Net Sales	$—	$296,411	$—	$—	$296,411

Costs and Expenses (Income)
Cost of products sold	—	288,172	—	(3)	288,169
Selling, general and administrative	1,794	20,965	635	—	23,394
Interest	13,301	1,793	305	(4,168)	11,231
Loss on early retirement of debt	—	—	—	—	—
Other income	(1,709)	(1,981)	(941)	4,184	(447)

	13,386	308,949	(1)	13	322,347

Income (Loss) Before the Following Items	(13,386)	(12,538)	1	(13)	(25,936)

Income taxes (benefit)	(4,685)	(4,029)	1	(5)	(8,718)

Income (Loss) Before Cumulative Effect of Accounting Change	(8,701)	(8,509)	—	(8)	(17,218)

Cumulative effect of accounting change—net of tax	—	—	—	—	—

	(8,701)	(8,509)	—	(8)	(17,218)

Equity in earnings of subsidiaries	(8,517)	—	—	8,517	—

Net Income (Loss)	$(17,218)	$(8,509)	$—	$8,509	$(17,218)

(Unaudited)

Condensed Consolidating Statements of Operations

Texas Industries, Inc. and Subsidiaries

Nine Months Ended February 29, 2004

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Net Sales	$—	$1,152,567	$—	$—	$1,152,567

Costs and Expenses (Income)
Cost of products sold	—	1,055,250	—	—	1,055,250
Selling, general and administrative	2,880	70,236	36	—	73,152
Interest	53,505	5,195	31	(2,847)	55,884
Loss on early retirement of debt	11,246	—	—	—	11,246
Other income	(37,367)	(8,492)	(67)	3,039	(42,887)

	30,264	1,122,189	—	192	1,152,645

Income (Loss) Before the Following Items Following Items	(30,264)	30,378	—	(192)	(78)

Income taxes (benefit)	(10,592)	10,783	—	(67)	124

Income (Loss) Before Cumulative Effect of Accounting Change	(19,672)	19,595	—	(125)	(202)

Cumulative effect of accounting change—net of tax	—	(1,071)	—	—	(1,071)

	(19,672)	18,524	—	(125)	(1,273)

Equity in earnings of subsidiaries	18,399	—	—	(18,399)	—

Net Income (Loss)	$(1,273)	$18,524	$—	$(18,524)	$(1,273)

(Unaudited)

Condensed Consolidating Statements of Operations

Texas Industries, Inc. and Subsidiaries

Nine Months Ended February 28, 2003

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net Sales	$—	$1,000,078	$—	$—	$1,000,078

Costs and Expenses (Income)
Cost of products sold	—	927,362	—	(23)	927,339
Selling, general and administrative	1,993	67,006	2,228	—	71,227
Interest	40,989	5,498	1,186	(13,552)	34,121
Loss on early retirement of debt	—	—	—	—	—
Other income	(5,610)	(7,518)	(3,414)	13,589	(2,953)

	37,372	992,348	—	14	1,029,734

Income (Loss) Before the Following Items	(37,372)	7,730	—	(14)	(29,656)

Income taxes (benefit)	(13,080)	72	—	(5)	(13,013)

Income (Loss) Before Cumulative Effect of Accounting Change	(24,292)	7,658	—	(9)	(16,643)

Cumulative effect of accounting change—net of tax	—	—	—	—	—

	(24,292)	7,658	—	(9)	(16,643)

Equity in earnings of subsidiaries	7,649	—	—	(7,649)	—

Net Income (Loss)	$(16,643)	$7,658	$—	$(7,658)	$(16,643)

(Unaudited)

Condensed Consolidating Statements of Cash Flows

Texas Industries, Inc. and Subsidiaries

Nine Months Ended February 29, 2004

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net Cash Provided (Used) by Operations	$(77,431)	$16,457	$(5)	$—	$(60,979)

Investing Activities
Capital expenditures	—	(24,725)	—	—	(24,725)
Proceeds from disposal of assets	37,566	2,499	—	—	40,065
Other—net	—	(1,575)	—	—	(1,575)

Net cash provided (used) by investing	37,566	(23,801)	—	—	13,765

Financing Activities
Proceeds of long-term borrowing	718,097	—	—	—	718,097
Debt retirements	(591,937)	(115)	—	—	(592,052)
Debt issuance costs	(16,373)	—	—	—	(16,373)
Debt retirement costs	(8,505)	—	—	—	(8,505)
Common dividends paid	(4,748)	—	—	—	(4,748)
Other—net	1,419	(26)	—	—	1,393

Net cash provided (used) by financing	97,953	(141)	—	—	97,812

Increase (decrease) in cash	58,088	(7,485)	(5)	—	50,598

Cash at beginning of period	4,161	2,038	5	—	6,204

Cash at end of period	$62,249	$(5,447)	$—	$—	$56,802

(Unaudited)

Condensed Consolidating Statements of Cash Flows

Texas Industries, Inc. and Subsidiaries

Nine Months Ended February 28, 2003

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net Cash Provided (Used) by Operations	$1,066	$49,921	$10	$—	$50,997

Investing Activities
Capital expenditures	—	(41,094)	—	—	(41,094)
Proceeds from disposal of assets	—	10,974	—	—	10,974
Other—net	—	(683)	—	—	(683)

Net cash provided (used) by investing	—	(30,803)	—	—	(30,803)

Financing Activities
Proceeds of long-term borrowing	221,940	—	—	—	221,940
Debt retirements	(235,780)	(2,635)	—	—	(238,415)
Debt issuance costs	—	—	—	—	—
Debt retirement costs	—	—	—	—	—
Common dividends paid	(4,736)	—	—	—	(4,736)
Other—net	508	(1,427)	—	—	(919)

Net cash provided (used) by financing	(18,068)	(4,062)	—	—	(22,130)

Increase (decrease) in cash	(17,002)	15,056	10	—	(1,936)

Cash at beginning of period	17,026	(9,601)	5	—	7,430

Cash at end of period	$24	$5,455	$15	$—	$5,494

EXHIBIT A

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

Board of Directors

Texas Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Texas Industries, Inc. and subsidiaries (the Company) as of February 29, 2004 and the related condensed consolidated statements of operations for the three and nine-month periods ended February 29, 2004 and February 28, 2003, and the condensed consolidated statements of cash flows for the nine-month periods ended February 29, 2004 and February 28, 2003. These financial statements are the responsibility of the Company’s management.

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

March 24, 2004

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of operations and financial condition for the three-month and nine-month periods ended February 29, 2004 to the three-month and nine-month periods ended February 28, 2003.

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

	Three months ended		Nine months ended
In thousands	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
TOTAL SALES
Cement	$80,019	$69,953	$260,442	$246,657
Ready-mix	43,231	39,113	150,884	150,388
Stone, sand & gravel	23,990	21,458	87,079	75,448
Structural mills	169,758	105,953	418,673	343,452
Bar mill	49,757	26,928	119,455	84,373

UNITS SHIPPED
Cement (tons)	1,179	1,032	3,834	3,559
Ready-mix (cubic yards)	734	677	2,597	2,596
Stone, sand & gravel (tons)	4,490	3,891	16,140	13,503
Structural mills (tons)	438	348	1,195	1,093
Bar mills (tons)	132	84	337	264

NET SALES
Cement	$67,973	$58,368	$218,745	$202,216
Ready-mix	43,210	39,072	150,639	150,232
Stone, sand & gravel	17,541	14,827	63,948	52,235
Other products	24,900	23,999	79,246	77,539
Delivery fees	12,656	11,553	42,482	38,739

TOTAL CAC	166,280	147,819	555,060	520,961

Structural mills	169,758	105,953	418,673	343,452
Bar mill	49,757	26,928	119,455	84,373
Other products	7,094	4,482	18,058	13,025
Delivery fees	15,081	11,229	41,321	38,267

TOTAL STEEL	241,690	148,592	597,507	479,117

TOTAL NET SALES	$407,970	$296,411	$1,152,567	$1,000,078

	Three months ended		Nine months ended
In thousands	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
CAC OPERATIONS
Gross profit	$34,009	$26,910	$121,592	$121,258
Less: Depreciation, depletion & amortization	11,333	11,793	34,245	35,681
Selling, general & administrative	9,506	8,763	32,238	30,248
Other income	(34,716)	(357)	(36,684)	(1,435)

OPERATING PROFIT	47,886	6,711	91,793	56,764

STEEL OPERATIONS
Gross profit	28,620	4,749	46,544	22,011
Less: Depreciation & amortization	12,287	11,969	37,234	35,924
Selling, general & administrative	5,623	4,958	18,661	15,540
Other income	(884)	315	(5,025)	131

OPERATING PROFIT (LOSS)	11,594	(12,493)	(4,326)	(29,584)

TOTAL OPERATING PROFIT (LOSS)	59,480	(5,782)	87,467	27,180

CORPORATE RESOURCES
Other income	1,001	405	1,178	1,649
Less: Depreciation & amortization	468	482	1,418	1,372
Selling, general & administrative	7,065	8,846	20,175	22,992

	(6,532)	(8,923)	(20,415)	(22,715)

INTEREST EXPENSE	(17,961)	(11,231)	(55,884)	(34,121)

LOSS ON EARLY RETIREMENT OF DEBT	—	—	(11,246)	—

INCOME (LOSS) BEFORE TAXES & OTHER ITEMS	$34,987	$(25,936)	$(78)	$(29,656)

RESULTS OF OPERATIONS

CAC Operations

CAC operating profit was $47.9 million for the current quarter and $91.8 million for the current nine-month period, an increase from the prior year periods of $41.2 million and $35.0 million, respectively. Contributing to the increase in operating profit in the current periods was other income in the amount of $34.4 million from the February 2004 sale of the Company’s brick production facilities in Texas and Louisiana. Higher shipments for all major CAC products also contributed to the increase in operating profit in the current quarter with prior year shipments impacted by unfavorable weather patterns in the Company’s Texas markets. Over the past nine months the Company has experienced improving overall demand for its CAC products.

Net Sales. CAC sales were $166.3 million for the current quarter, an increase of 12% from the prior year period. Total cement sales increased $10.1 million on 14% higher shipments at comparable average trade prices. Ready-mix sales increased $4.1 million on 8% higher volume and 2% higher average trade prices. Aggregate sales increased $2.5 million on 15% higher shipments at 7% higher average trade prices. CAC sales were $555.1 million for the current nine-month period, an increase of 7% from the prior year period. Total cement sales increased $13.8 million on 8% higher shipments and 2% lower average trade prices. Ready-mix sales were comparable to the prior year period. Aggregate sales increased $11.6 million on 20% higher shipments and 3% lower average trade prices.

Operating Costs. CAC costs including depreciation, depletion and amortization were $143.4 million for the current quarter and $467.1 million for the current nine-month period, an increase from the prior year periods of $11.0 million and $32.7 million, respectively, as a result of higher shipments. Higher maintenance and energy costs incurred at the Company’s Texas cement plants in the August 2003 quarter also impacted costs in the current nine-month period.

Selling, general and administrative expense including depreciation, depletion and amortization was $9.7 million for the current quarter and $32.9 million for the current nine-month period, an increase from the prior year periods of $600,000 and $1.6 million, respectively, as a result of higher incentive, insurance and bad debt expense.

Other income for the current quarter and nine-month periods includes $34.4 million from the sale of the Company’s brick production facilities in Texas and Louisiana.

Steel Operations

Steel operating profit was $11.6 million for the current quarter, an increase of $24.1 million from the prior year period as a result of higher shipments and prices, and improved production rates and efficiencies at the Virginia facility. Operating loss was $4.3 million for the current nine-month period, improving $25.3 million from the prior year period. During the current nine-month period rapidly escalating raw material costs have affected results. With the increased selling prices and the implementation of a raw material surcharge during the quarter, margins have begun to recover.

Net Sales. Steel sales were $241.7 million for the current quarter, an increase of 63% from the prior year period. Structural steel sales increased $63.8 million on 26% higher shipments and 27% higher selling prices. Bar mill sales increased $22.8 million on 57% higher shipments and 18% higher average selling prices. Steel sales were $597.5 million for the current nine-month period, an increase of 25% from the prior year period. Structural steel sales increased $75.2 million on 9% higher shipments and 12% higher average selling prices. Bar mill sales increased $35.1 million on 27% higher shipments and 11% higher average selling prices.

Operating Costs. Steel costs including depreciation and amortization were $225.4 million for the current quarter and $588.2 million for the current nine-month period, an increase from the prior year periods of $69.5 million and $95.2 million, respectively. Higher shipments in the current quarter and nine-month period increased costs $43.8 million and $55.9 million, respectively. Costs also increased as a result of higher raw material costs that were partially offset in the current quarter by improved operating efficiencies at the Virginia facility due to increased production levels.

The Company has experienced unprecedented increases in the cost of steel scrap, the principal raw material used in its steel production. For example, over the past three months the American Metal Market published shredded auto scrap price for Chicago has increased approximately 75%. As a result of these increases in scrap costs the Company incurred a charge to cost of products sold of $8.1 million in the current nine-month period, compared to a charge of $2.6 million in the prior year period due to valuing inventories using the last-in, first-out (“LIFO”) method of accounting.

Selling, general and administration expense was $5.6 million for the current quarter and $18.7 million for the current nine-month period, an increase from the prior year periods of $700,000 and $3.1 million, respectively, as a result of higher bad debt and general expenses.

Other income for the current nine-month period includes $4.2 million obtained from the Company’s litigation against certain graphite electrode suppliers in the August 2003 quarter.

Corporate Resources

Selling, general and administrative expense including depreciation and amortization was $7.5 million for the current quarter and $21.6 million for the current nine-month period, a decrease from the prior year periods of $1.8 million and $2.8 million, respectively. The decreased expense was primarily the result of lower bad debt expense and the effect of the termination of the Company’s agreement to sell receivables.

Other income increased $600,000 in the current quarter on higher real estate income and decreased $500,000 in the current nine-month period due to lower interest and investment income.

Interest Expense

Interest expense was $18.0 million for the current quarter and $55.9 million for the current nine-month period, an increase from the prior year periods of $6.7 million and $21.8 million, respectively. The increase was the result of the June 2003 refinancing which added approximately 4% to the Company’s overall average effective interest rate and increased the average outstanding debt. Interest expense in the current quarter and nine-month periods was reduced $1.9 million and $4.2 million, respectively, as a result of interest rate swaps entered into on $300 million of the Company’s new senior notes.

As discussed in “New Accounting Pronouncements” on pages 31 and 32, the Company no longer reports dividend distributions on the mandatorily redeemable preferred securities on its statements of operations. Instead, the Company reports interest expense on its convertible subordinated debentures. While having no overall effect on the Company’s net income or loss, the accounting change increased the interest expense in each quarter and nine-month period presented by $2.8 million and $8.2 million, respectively.

Loss on Early Retirement of Debt

As a result of the June 2003 refinancing, the Company recognized an ordinary loss on early retirement of debt of $11.2 million. The loss represented $8.5 million in premium or consent payments to holders of the existing senior notes and a write-off of $2.7 million of debt issuance costs associated with the debt repaid.

Income Taxes

Federal income taxes for the interim periods ended February 29, 2004 and February 28, 2003, have been included in the accompanying financial statements on the basis of an estimated annual rate. The primary reason that the tax rate differs from the 35% statutory corporate rate is due to percentage depletion that is tax deductible and state income tax expense. Applying these differences to the estimated current year pre-tax income resulted in an estimated annualized effective tax rate for 2004 of 26.2% compared to 43.9% for 2003. The tax benefit attributed to cumulative effect of accounting change is based on the incremental tax rate of 35%.

Cumulative Effect of Accounting Change—Net of Tax

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

The new senior notes represent general unsecured senior obligations of the Company. The new senior notes were issued by Texas Industries, Inc. (the parent company), which has no independent assets or operations, excluding amounts related to its investments in its subsidiaries and financing activities. All consolidated subsidiaries of the Company are 100% owned and excluding minor subsidiaries without operations or material assets, have provided a joint and several, full and unconditional guarantee of the securities. The terms of the notes contain covenants that among other things provide for restrictions on the payment of dividends or repurchasing common stock, making certain investments, incurring additional debt or selling preferred stock, creating liens, and transferring assets. The Company is also required to reinvest through capital expenditures the net proceeds from asset sales within 360 days of their receipt. To the extent that the amount not reinvested exceeds $10 million, the Company must make an offer to all note holders to purchase the maximum principal amount of notes that may be purchased out of the remaining proceeds at an offer price equal to 100% of principal amount plus accrued and unpaid interest and liquidated damages, if any, to the date of purchase. At February 29, 2004, the Company had a requirement to reinvest through capital expenditures $30.4 million over the next 360 days. These capital expenditures may be funded, if necessary, from borrowings under the Company’s long-term senior secured credit facility. At any time prior to June 15, 2006, the Company may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 110.25% of the principal amount thereof, plus accrued interest, with the net cash proceeds from certain equity offerings. In addition, at any time on or prior to June 15, 2007, the Company may redeem all or part of the notes at a redemption price equal to the sum of the principal amount thereof, plus accrued interest and a make-whole premium. After June 15, 2007, the Company may redeem all or a part of the notes at a redemption price of 105.125% in 2007, 102.563% in 2008 and 100% in 2009 and thereafter.

In addition, the Company entered into a new senior secured credit facility, which provides up to $200 million of available borrowings, subject to a borrowing base. The facility matures in June 2007, with borrowings limited based on the net amounts of eligible accounts receivable and inventory. Borrowings bear annual interest at either the LIBOR based rate plus 2.75% or the prime rate plus .75%. These interest rate margins are subject to performance price adjustments. Commitment fees at an annual rate of .375% are to be paid on the unused portion of the facility. The Company may terminate the facility at any time, and under certain circumstances may be required to pay a termination fee.

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

No borrowings were outstanding under the senior secured credit facility at February 29, 2004, however, $22.6 million of the facility was utilized to support letters of credit.

The Company’s ability to incur additional debt is currently limited to borrowings available under the senior secured credit facility. The payment of cash dividends on common stock is currently limited to an annual amount of $7.0 million.

The Company entered into interest rate swap agreements that have the economic effect of modifying the interest obligations associated with $200 million and $100 million of the senior notes, effective August 5, 2003 and January 30, 2004, respectively, such that the interest payable on the senior notes effectively becomes variable based on six month LIBOR, set on June 15th and December 15th of each year. The interest rate swaps have been designated as fair value hedges and have no ineffective portion. The notional amounts and the termination dates match the principal amounts and maturities of the $300 million portion of the outstanding senior notes. As a result of the interest rate swaps, the current effective interest rate on the hedged portion of the senior notes was reduced to 6.92%.

The Company historically has financed major capital expansion projects with cash from operations and long-term borrowings. Working capital requirements and capital expenditures for normal replacement and technological upgrades of existing equipment and expansions of its operations are funded with cash from operations. The fiscal year 2004 capital expenditure budget for these activities is estimated currently at approximately $40 million. In addition, the Company leases certain mobile and other equipment used in its operations under operating leases that in the normal course of business are renewed or replaced by subsequent leases.

The Company expects cash from operations and borrowings under the new senior secured credit facility to be sufficient to provide funds for capital expenditure commitments, scheduled debt repayments and working capital needs for at least the next year.

Cash Flows

Net cash used by operating activities was $61.0 million, compared to $51.0 million provided in the prior year period. The decrease in operating cash flow of $112.0 million was primarily the result of the Company’s repurchase of trade receivables in the amount of $115.5 million. The repurchase was funded out of the proceeds of the June 2003 refinancing. Excluding receivable repurchases cash provided by operating activities declined $10.5 million from the prior year primarily as a result of the effect of higher Steel prices and increased CAC and Steel shipments on working capital items.

Net cash provided by investing activities was $13.8 million, compared to $30.8 million used in the prior year period. Capital expenditures for normal replacement and technological upgrades of existing equipment and expansions of the Company’s operations excluding major plant expansions was $24.7 million, down $16.4 million from the prior year period. Proceeds from disposal of assets in the current year primarily resulted from the sale of the Company’s brick production facilities in Texas and Louisiana. Proceeds from disposal of assets in the prior year included collection of notes receivable related to disposals of surplus assets in 2001.

Net cash provided by financing activities was $97.8 million, compared to $22.1 million used in the prior year period. The proceeds from the June 2003 refinancing net of issuance and retirement costs funded the repurchase of trade receivables. The Company’s quarterly cash dividend of $.075 per common share remained unchanged from the prior year period.

OTHER ITEMS

Litigation

In November 1998, Chaparral Steel Company, a 100% owned subsidiary, filed an action in the District Court of Ellis County, Texas against certain graphite electrode suppliers seeking damages for illegal restraints of trade in the sale of graphite electrodes. During the current nine-month period the Company obtained a settlement from a producer of graphite electrodes in the net amount of $4.2 million. The Company has now obtained settlements from all the major producers named in the action and does not anticipate any material future settlements.

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

Effective August 5, 2003 and January 30, 2004, the Company entered into interest rate swaps that change the characteristics of the interest payments on $300 million of the underlying fixed rate debt from fixed-rate payments to short-term LIBOR-based variable rate payments in order to achieve a mix of interest rates on the Company’s long-term debt which, over time, is expected to moderate financing costs. The swaps are sensitive to interest rate changes. For example, if short-term interest rates increase (decrease) by one percentage point from the date of the refinancing, annual pretax interest expense would increase (decrease) by $3 million.

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

New Accounting Pronouncements

Effective June 1, 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” For most companies, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS No. 145 also amends SFAS No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). Its adoption required that the loss on early retirement of debt incurred in the nine-month period ended February 29, 2004 be recognized as an ordinary loss.

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

Effective February 29, 2004, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” Prior to its adoption the Company consolidated all majority owned subsidiaries. FIN 46 provides that a variable interest entity is to be consolidated by its primary beneficiary. The Company has a variable interest in a subsidiary trust that has mandatorily redeemable preferred securities outstanding with a liquidation value of $199.9 million. These securities were previously reported on the Company’s balance sheet as Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Holding Solely Company Convertible Debentures. The trust is a variable interest entity under FIN 46 because the Company has a limited ability to make decisions about its activities. However, the Company is not the primary beneficiary of the trust, and therefore, the trust and the mandatorily redeemable preferred securities issued by the trust are no longer reported on the Company’s balance sheet. Instead, the convertible subordinated debentures held by the trust which previously were eliminated in the Company’s consolidated financial statements are reported on its balance sheet. Distributions on the mandatorily redeemable preferred securities are no longer reported on the Company’s statements of operations, but interest on the debentures is recorded as interest expense. These reclassifications are reflected for all periods presented and have no overall effect on the Company’s results of operations or financial position.

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

The Registrant did not file any reports on Form 8-K during the three-month period ended February 29, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS INDUSTRIES, INC.

April 8, 2004	/s/ Richard M. Fowler

Richard M. Fowler Executive Vice President—Finance and Chief Financial Officer (Principal Financial Officer)

April 8, 2004	/s/ James R. McCraw

James R. McCraw Vice President—Accounting and Information Services (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibits		Page
15.1	Letter re: Unaudited Interim Financial Information	36
31.1	Certification of Chief Executive Officer	37
31.2	Certification of Chief Financial Officer	38
32.1	Section 1350 Certification of Chief Executive Officer	39
32.2	Section 1350 Certification of Chief Financial Officer	40