Form 10-K
period 2004-05-31
TEXAS INDUSTRIES INC
filed 2004-08-09
CIK 97472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-4887

TEXAS INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [    ]

The aggregate market value of the Registrant’s Common Stock, $1.00 par value, held by non-affiliates of the Registrant as of November 28, 2003, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $591,271,000 (based on the closing sale price of the Registrant’s Common Stock on that date as reported on the New York Stock Exchange).

As of August 2, 2004, 21,329,441 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant’s definitive proxy statement for the annual meeting of shareholders to be held October 19, 2004, are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS

(a) General Development of Business

Texas Industries, Inc. and subsidiaries (unless the context indicates otherwise, collectively, the “Registrant”, the “Company” or “TXI”), is a leading supplier of construction materials through two business segments: cement, aggregate and concrete products (the “CAC” segment); and structural steel and steel bar products (the “Steel” segment). Through the CAC segment, TXI produces and sells cement, stone, sand and gravel, ready-mix concrete, and other products. Through the Steel segment, TXI produces and sells structural steel and special bar quality and other products. Demand for structural steel, cement, aggregate and concrete products is driven primarily by construction activity, while special bar quality products supply original equipment manufacturers and oil related markets.

TXI believes it is the largest producer of cement in Texas, a major cement producer in California and the second largest supplier of structural steel products in North America. TXI is the only North American producer of both cement and steel.

Incorporated April 19, 1951, TXI began its cement operations in 1960 with the opening of its Midlothian, Texas facility and added its steel operations in 1975 with the construction of a plant in Midlothian. On December 31, 1997, TXI acquired Riverside Cement Company, the owner of a 1.3 million ton per year portland cement plant and a 100,000 ton per year white cement plant. The acquisition increased TXI’s capacity at the time by 60% and opened the California regional cement market to the Company. During the May 2001 quarter TXI completed the expansion of its Midlothian, Texas cement plant. This expansion added approximately 1.5 million tons of capacity, which increased the Company’s total capacity by over 40% to 4.9 million tons. TXI’s structural steel facility in Virginia began operations during the August 1999 quarter expanding TXI’s steel capacity by over 60% to 3.0 million tons.

(b) Financial Information about Industry Segments

Financial information for the Registrant’s two industry segments, is presented in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 12 and 13, incorporated herein by reference.

(c) Narrative Description of Business

CEMENT, AGGREGATE AND CONCRETE

The CAC business segment includes the manufacture and sale of cement, aggregates, ready-mix concrete and other related products. Production and distribution facilities are concentrated primarily in Texas, Louisiana and California, with markets extending into contiguous states. The Company does not place heavy reliance on patents, franchises, licenses or concessions related to its CAC operations.

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

Plant	Rated Annual Productive Capacity of Clinker (short-tons)	Manufacturing Process	Service Date	Internally Estimated Minimum Reserves - Years

Midlothian, TX	2,100,000 600,000	Dry Wet	2001 1960	50
Hunter, TX	800,000	Dry	1979	100
Oro Grande, CA	1,300,000	Dry	1948	90
Crestmore, CA	100,000	Dry	1962	N/A

Total	4,900,000

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

The Company produced approximately 5.1 million tons of finished cement in 2004, 4.8 million tons in 2003 and 4.7 million tons in 2002. Total annual shipments of finished cement were approximately 5.3 million tons in 2004, 4.9 million tons in 2003 and 4.9 million tons in 2002, of which 4.4 million tons in 2004, 4.0 million tons in 2003 and 3.9 million tons in 2002 were shipped to outside trade customers.

The Company markets its cement products in the southwestern United States. The principal marketing area includes the states of Texas, Louisiana, Oklahoma, California, Nevada, Arizona and Utah. Sales offices are maintained throughout the marketing area and sales are made primarily to numerous customers in the construction industry, no one of which accounted for more than ten percent of the trade sales volume in 2004.

Cement is distributed by rail or truck to eight distribution terminals located throughout the marketing area.

The cement industry is highly competitive with suppliers differentiating themselves based on price, service and quality.

Aggregates

TXI’s aggregate operations, which produce sand, gravel, and crushed limestone, are conducted from facilities primarily serving the Dallas/Fort Worth, Austin and Houston areas in Texas; the southern Oklahoma area; and the Alexandria, New Orleans, Baton Rouge and Monroe areas in Louisiana. The following table summarizes certain information about the Company’s aggregate production facilities.

Type of Facility and General Location	Number of Plants	Rated Annual Productive Capacity	Internally Estimated Minimum Reserves – Years
Crushed Limestone
North Central & South Texas	2	8.6 million tons	30
Oklahoma	1	5.5 million tons	99

Sand & Gravel
North Central Texas	4	3.3 million tons	20
Central Texas	5	3.9 million tons	13
Louisiana	10	5.2 million tons	25
South Central Oklahoma	1	1.4 million tons	9

Reserves identified with the facilities shown above and additional reserves available to support future plant sites are contained on approximately 39,000 acres of land, of which approximately 25,000 acres are owned in fee and the remainder leased. The plants operated at 82 percent of rated annual productive capacity for 2004 and sales for the year totaled 22.9 million tons, of which approximately 17.7 million tons were shipped to outside trade customers. In addition, the Company owns and operates three industrial sand plants and an aggregate blending facility.

The cost of transportation limits the marketing of aggregate products to the areas within approximately one hundred miles of the plant sites, therefore, sales are related to the level of construction activity near the plants. The products are marketed by the Company’s sales organization located in the areas served by the plants and are sold to numerous customers, no one of which would be considered significant to the Company’s business. Products are distributed to trade customers principally by contract or customer-owned haulers or through Company-owned rail distribution facilities.

Ready-mix Concrete

TXI’s ready-mix concrete operations are situated in three areas in Texas (Dallas/Fort Worth/Denton, Houston and East Texas), in north and central Louisiana, and at one location in southern Arkansas. The following table summarizes various information concerning these facilities.

Location	Number of Plants	Number of Trucks
Texas	43	392
Louisiana	12	107
Arkansas	1	3

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

Other Products

Expanded shale and clay, a specialty aggregate product, is manufactured from facilities serving the Dallas/Fort Worth, Austin and Houston areas in Texas; the Oakland/San Francisco and Los Angeles areas in California; and the Denver area in Colorado. The following table summarizes certain information about the Company’s expanded shale and clay production facilities.

Location	Number of Plants	Rated Annual Productive Capacity	Internally Estimated Minimum Reserves – Years
North Central & South Texas	2	1.2 million cu. yds.	25
California	2	.5 million cu. yds.	25
Colorado	1	.4 million cu. yds.	25

The expanded shale and clay plants operated at 80 percent of rated annual productive capacity for 2004 and sales for the year totaled approximately 1.6 million cubic yards, of which approximately 1.4 million cubic yards were shipped to outside trade customers.

The cost of transportation limits the marketing of expanded shale and clay products to the areas within approximately one hundred miles of the plant sites, therefore, sales are related to the level of construction activity near the plants. The products are marketed by the Company’s sales organization located in the areas served by the plants and are sold to numerous customers, no one of which would be considered significant to the Company’s business. Products are distributed to trade customers principally by contract or customer-owned haulers, and to a lesser extent by rail.

The Company manufactures and markets prepackaged concrete and related products from plant or distribution sites owned by the Company in the Dallas/Fort Worth, Austin and Houston areas in Texas and Bossier City, Louisiana.

The products are marketed by the Company’s sales force in each of these locations, and are delivered primarily by contract haulers. Because the cost of delivery is significant to the overall cost of most of these products, the market area is generally restricted to within approximately one hundred miles of the plant locations. These products are sold to various contractors, owners and distributors, no one of which would be considered significant to the Company’s business.

During 2004, the Company sold its clay brick and concrete block production facilities in Texas and Louisiana.

STEEL

TXI’s steel facilities, located in Midlothian, Texas and Dinwiddie County, Virginia, produce a broad array of steel products. TXI uses its patented near net shape casting technology at both facilities. The process involves casting molten steel into a shape that is closer to a product’s final shape than traditional casting methods. This technology provides energy and capital cost savings in the making of wide flange beams and other structural steel products. The Texas facility has two electric arc furnaces with continuous casters that feed melted steel to a bar mill, a structural mill and a large beam mill. Finished (rolled) products produced include beams up to twenty-four inches wide, special bar quality products, merchant bar quality rounds, reinforcing bar and channels. The Virginia facility has one electric arc furnace and in-line processing units consisting of two near net shape casters and a sophisticated rolling mill. Finished products produced include beams up to thirty-six inches wide, sheet piling and H-piling.

The rated annual capacities of the operating facilities are as follows:

	Rated Annual Productive Capacity (Tons)	Approximate Facility Square Footage
Texas
Melting	1,800,000	265,000
Rolling	1,900,000	560,000

Virginia
Melting	1,300,000	135,000
Rolling	1,200,000	500,000

The bar and structural mills produced approximately 2.1 million tons of finished products in 2004, 1.8 million tons in 2003 and 1.9 million tons in 2002.

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

Steel mills with electric arc furnaces consume large amounts of electricity and natural gas. Electricity for the Texas facility is obtained under variable-price supply contracts typically of short duration. Electricity for the Virginia facility is obtained from a local utility under an interruptible supply contract with price adjustments that reflect increases or decreases in the utility’s fuel costs. Natural gas is obtained under supply contracts. The Company believes that adequate supplies of both electricity and natural gas are readily available.

The Company’s steel products are marketed by the Company’s sales organization throughout North America. Sales are primarily to steel service centers and steel fabricators for use in the construction industry, as well as to cold finishers, forgers and original equipment manufacturers for use in the railroad, defense, automotive, mobile home and energy industries. The Company does not place heavy reliance on franchises, licenses or concessions. None of TXI’s customers accounted for more than ten percent of the Steel segment’s sales in 2004. Sales to affiliates are minimal. Orders are generally filled within 45 days and are cancelable. Delivery of finished products is accomplished by common-carrier, contract or customer-owned haulers, rail or barge.

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

Status of Certain Tariffs

CAC Segment. A group of domestic cement producers, including the Company, filed antidumping petitions that have resulted in the imposition of significant antidumping duty cash deposits on gray portland cement and clinker imported from Mexico and Japan. In addition, the U.S. Department of Commerce has signed agreements with the Venezuelan Government and Venezuelan cement producers, which are designed to eliminate the dumping and illegal subsidization of gray portland cement and clinker from Venezuela. On an annual basis, the antidumping duties are subject to review by the Department of Commerce to determine whether the current antidumping duty deposit rates should be adjusted upward or downward. A substantial reduction or elimination of the existing antidumping duties could lower the Company’s results of operations.

In 1995, the Antidumping Code of General Agreement on Tariffs and Trade was substantially altered pursuant to the Uruguay Round of multilateral trade negotiations. U.S. legislation approving and implementing the Uruguay Round agreements requires the Department of Commerce and the U.S. International Trade Commission (“ITC”) to conduct “sunset” reviews of all outstanding antidumping and countervailing duty orders and suspension agreements, including the antidumping orders against gray portland cement and clinker from Mexico and Japan and the suspension agreements on gray portland cement and clinker from Venezuela, to determine whether they should be terminated or remain in effect. In 2000, the Department of Commerce and the ITC conducted “sunset” reviews of the antidumping orders and suspension agreements and determined that they should remain in effect until 2005 when the ITC is scheduled to conduct another sunset review. However, the ITC determined that the suspension agreements with Venezuela were no longer necessary. Mexican cement producers have appealed the ITC sunset determination regarding imports from Mexico to a dispute panel established under the North American Free Trade Agreement. The Government of Mexico has also requested consultations with the United States regarding the Mexican cement antidumping order under World Trade Organization (“WTO”) dispute settlement rules. The consultations could lead to Mexico filing a WTO complaint challenging the Department of Commerce’s and the ITC’s determinations in sunset reviews and the annual determination of the amount of duties. In addition, the Government of Mexico has filed a request with the WTO to form a dispute resolution panel regarding the United States antidumping order on Mexican cement. The exact schedule of the WTO preceding is not yet established. Domestic cement producers have appealed the ITC sunset review determinations regarding imports from Venezuela to the U.S. Court of International Trade. Although to date Venezuelan imports have not competed in the Company’s markets to any significant degree, they may do so in the future.

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

Steel Segment. Excessive imports of steel into the United States have, and may again in the future, exert downward pressure on U.S. steel prices and significantly reduce the Company’s sales, margins and profitability. Some foreign steel producers are owned, controlled or subsidized by foreign governments. As a result, decisions by these producers with respect to their production, sales and pricing are often influenced to a greater degree by political and economic policy considerations than by prevailing market conditions, realities of the marketplace or consideration of profit or loss.

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

OTHER ITEMS

Employees

TXI has approximately 4,100 employees: 2,500 employed in CAC operations, 1,400 employed in Steel operations and the balance employed in corporate resources.

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

Available Information

TXI files annual, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any reports, statements and other information filed by TXI at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call (800) SEC-0330 for further information on the Public Reference Room. The SEC maintains an internet web site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. TXI’s filings are also available to the public at the website maintained by the SEC, http://www.sec.gov.

TXI makes available, free of charge, through its investor relations website its reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with the SEC. The URL for TXI’s investor relations website is www.txi.com.

ITEM 2.	PROPERTIES

The information required by this item is included in Item 1.

ITEM 3.	LEGAL PROCEEDINGS

The information required by this item is included in the section of the Notes to Consolidated Financial Statements entitled “Legal Proceedings and Contingent Liabilities” presented in Part II, Item 8 on page 37 and incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following table presents certain information about the executive officers of the Registrant.

Name	Age	Positions with Registrant, Other Employment During Last Five (5) Years
Melvin G. Brekhus	55	President and Chief Executive Officer and Director (since June 1, 2004) Executive Vice President and Chief Operating Officer, Cement, Aggregate and Concrete (until June 1, 2004)
Richard M. Fowler	61	Executive Vice President-Finance (since 2000 ) and Chief Financial Officer Vice President-Finance (until 2000)
Tommy A. Valenta	55	Executive Vice President and Chief Operating Officer, Steel
Barry M. Bone	46	Vice President-Real Estate President, Brookhollow Corporation
William J. Durbin	59	Vice President-Human Resources (since 2000) Vice President Human Resources and Administration, USI Bath & Plumbing Products (until 2000)
Robert C. Moore	70	Vice President-General Counsel and Secretary

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of common stock, $1 par value, of the Registrant are traded on the New York Stock Exchange (ticker symbol TXI). As of August 2, 2004 , there were 2,535 holders of record of the Company’s common stock. Common stock market prices, dividends and certain other items are presented in the Notes to Consolidated Financial Statements entitled “Quarterly Financial Information” on page 46, incorporated herein by reference. The restriction on the payment of dividends described in the Notes to Consolidated Financial Statements entitled “Long-term Debt” on pages 32 and 33 is incorporated herein by reference. The Company’s quarterly cash dividend at $.075 per common share has remained unchanged since January 1997.

ITEM 6.	SELECTED FINANCIAL DATA

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

$ In thousands except per share	2004	2003	2002	2001	2000

FOR THE YEAR
Net sales	$1,672,503	$1,364,109	$1,447,642	$1,347,609	$1,403,650
Operating profit
CAC	122,809	80,718	119,234	134,745	169,717
Steel	44,119	(48,633)	31,381	(22,526)	15,238
Net income (loss)	36,348	(24,197)	51,276	26,223	69,829
Capital expenditures	29,763	54,734	29,662	136,892	317,096

PER SHARE INFORMATION
Net income (loss) (diluted)	$1.69	$(1.15)	$2.38	$1.24	$3.15
Cash dividends	.30	.30	.30	.30	.30
Book value	35.32	34.44	35.43	33.43	32.30

YEAR END POSITION
Total assets	$1,944,133	$1,729,610	$1,773,277	$1,857,361	$1,815,680
Net working capital	466,695	209,616	202,614	192,992	203,739
Long-term debt	598,412	477,145	474,963	614,250	623,284
Convertible subordinated debentures	199,937	199,937	200,000	200,000	200,000
Shareholders’ equity	761,984	727,509	762,410	712,245	698,026
Return on average common equity	5.0%	—	7.0%	3.7%	10.6%

OTHER INFORMATION
Diluted average common shares outstanding (in 000’s)	21,572	21,123	21,517	21,307	24,502
Number of employees	4,100	4,100	4,400	4,400	4,500
Common stock prices
High	$38.79	$37.70	$44.85	$34.94	$43.38
Low	21.11	17.35	23.00	20.88	28.69

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is a leading supplier of construction materials through two business segments: cement, aggregate and concrete products (the “CAC” segment); and structural steel and steel bar products (the “Steel” segment). Through the CAC segment, the Company produces and sells cement, stone, sand and gravel, ready-mix concrete, expanded shale and clay aggregate, and other products. Through the Steel segment, the Company produces and sells structural steel, piling products, special bar quality products, merchant bar quality rounds, reinforcing bar and channels.

The Company’s CAC facilities are concentrated primarily in Texas, Louisiana and California, with several products marketed throughout the United States. The Company owns long-term reserves of limestone, the primary raw material for the production of cement.

The Company’s steel facilities produce a broad array of steel products, utilizing recycled steel scrap obtained from crushed automobiles and other sources as the principal raw material. Steel products, sold principally to steel service centers, fabricators, cold finishers, forgers and original equipment manufacturers, are distributed primarily to markets in North America.

Both the CAC and Steel businesses require large amounts of capital investment, energy, labor and maintenance.

Corporate Resources include administration, financial, legal, environmental, human resources and real estate activities which are not allocated to operations and are excluded from operating profit. Assets identified with Corporate Resources include cash and cash equivalents, real estate and investments, debt issuance costs and deferred tax assets.

BUSINESS SEGMENTS

	Year ended May 31,
In thousands	2004	2003	2002
TOTAL SALES
Cement	$362,824	$337,624	$349,330
Ready-mix	206,394	203,349	231,543
Stone, sand & gravel	120,997	105,521	117,761
Structural mills	643,043	460,227	501,158
Bar mill	177,967	116,231	114,682

UNITS SHIPPED
Cement (tons)	5,298	4,900	4,902
Ready-mix (cubic yards)	3,562	3,513	3,921
Stone, sand & gravel (tons)	22,282	19,003	21,152
Structural mills (tons)	1,637	1,464	1,498
Bar mill (tons)	449	360	383

	Year ended May 31,
In thousands	2004	2003	2002
NET SALES
Cement	$305,580	$278,116	$276,964
Ready-mix	206,126	203,013	231,276
Stone, sand & gravel	89,956	74,084	85,319
Other products	106,308	108,613	115,046
Delivery fees	59,209	54,292	53,809

TOTAL CAC	767,179	718,118	762,414

Structural mills	643,043	460,227	501,158
Bar mill	177,967	116,231	114,682
Other products	27,076	18,921	20,475
Delivery fees	57,238	50,612	48,913

TOTAL STEEL	905,324	645,991	685,228

TOTAL NET SALES	$1,672,503	$1,364,109	$1,447,642

CAC OPERATIONS
Gross profit	$174,510	$167,350	$210,559
Less: Depreciation, depletion & amortization	45,530	47,336	46,726
Selling, general & administrative	45,304	40,553	46,840
Other income	(39,133)	(1,257)	(2,241)

OPERATING PROFIT	122,809	80,718	119,234

STEEL OPERATIONS
Gross profit	112,722	20,563	97,537
Less: Depreciation & amortization	49,708	47,916	52,503
Selling, general & administrative	26,463	20,943	27,693
Other income	(7,568)	337	(14,040)

OPERATING PROFIT (LOSS)	44,119	(48,633)	31,381

TOTAL OPERATING PROFIT	166,928	32,085	150,615

CORPORATE RESOURCES
Other income	1,349	3,504	8,402
Less: Depreciation & amortization	1,879	1,860	1,508
Selling, general & administrative	28,853	28,238	31,279

	(29,383)	(26,594)	(24,385)

INTEREST EXPENSE	(73,698)	(45,882)	(53,680)

LOSS ON EARLY RETIREMENT OF DEBT	(12,302)	—	—

INCOME (LOSS) BEFORE INCOME TAXES & ACCOUNTING CHANGE	$51,545	$(40,391)	$72,550

CAPITAL EXPENDITURES
CAC	$15,545	$31,688	$12,569
Steel	13,876	22,407	16,840
Corporate resources	342	639	253

	$29,763	$54,734	$29,662

IDENTIFIABLE ASSETS
CAC	$674,504	$645,416	$663,229
Steel	1,023,177	989,399	1,009,749
Corporate resources	246,452	94,795	100,299

	$1,944,133	$1,729,610	$1,773,277

RESULTS OF OPERATIONS

Operating Profit – Fiscal 2004 Compared to Fiscal 2003

CAC Operations

CAC operating profit at $122.8 million increased $42.1 million from 2003. The sale of the Company’s brick production facilities in Texas and Louisiana contributed $34.7 million to other income. Higher shipments for all major CAC products also contributed to the increased operating profit. The Company has experienced improving overall demand for its CAC products throughout the year.

Net Sales. CAC net sales at $767.2 million increased 7%. Total cement sales increased $25.2 million on 8% higher shipments. Ready-mix sales increased $3.0 million on somewhat higher volume. Aggregate sales increased $15.5 million on 17% higher shipments. Average trade prices for the major CAC products were comparable to the prior year.

Operating Costs. CAC cost of products sold at $637.3 million, including depreciation, depletion and amortization, increased $40.6 million on higher shipments and aggregate production. Cement unit costs were comparable to the prior year.

Selling, general and administrative expense at $46.2 million, including depreciation and amortization, increased $4.2 million primarily due to higher incentive compensation and general expenses.

Other income includes $34.7 million from the sale of the Company’s brick production facilities in Texas and Louisiana.

Steel Operations

Steel operating profit at $44.1 million increased $92.8 million from 2003. Higher selling prices and shipments, and improved production rates and efficiencies at the Virginia facility, contributed to the improvement. During the year rapidly escalating raw material costs affected results. Beginning in January 2004 margins began to recover due to increased selling prices and the implementation of a raw material surcharge.

Net Sales. Steel sales at $905.3 million increased 40%. Structural steel sales increased $182.8 million on 12% higher shipments and 25% higher average realized prices. Bar mill sales increased $61.7 million on 25% higher shipments and 23% higher realized prices.

Operating Costs. Steel cost of products sold at $842.3 million, including depreciation and amortization, increased $169.0 million. The increased costs were the result of higher shipments and the effect of higher raw material costs on unit costs partially offset by improved operating efficiencies at the Virginia facility due to increased production levels.

The Company has experienced unprecedented increases in the cost of steel scrap, the principal raw material used in its steel production. As a result of these increases in scrap costs the Company incurred a charge to value inventories using the last-in, first-out (“LIFO”) method of accounting of $26.9 million in 2004 compared to $8.5 million in the prior year.

Selling, general and administrative expense at $26.5 million increased $5.5 million primarily due to higher incentive compensation and bad debt expense.

Other income includes $4.2 million obtained from the Company’s litigation against certain graphite electrode suppliers.

Operating Profit—Fiscal 2003 Compared to Fiscal 2002

CAC Operations

CAC operating profit at $80.7 million declined $38.5 million from 2002. Softening demand due to the decline in non-residential construction and abnormal inclement weather in Texas during the winter months reduced ready-mix and aggregate shipments. Higher energy and maintenance costs reduced cement margins.

Net Sales. CAC net sales at $718.1 million decreased 6%. Total cement sales decreased $11.7 million on comparable shipments as average trade prices declined 2%. Ready-mix sales declined $28.2 million on 10% lower volume at 2% lower average prices. Aggregate sales decreased $12.2 million on 10% lower shipments.

Operating Costs. CAC cost of products sold at $596.7 million, including depreciation, depletion and amortization, was unchanged from the prior year as lower ready-mix volume offset the impact of higher energy and maintenance costs on cement unit costs.

Selling, general and administrative expense at $41.9 million, including depreciation and amortization, decreased $6.8 million primarily due to lower incentive compensation and bad debt expense.

Other income decreased due to lower gains from the disposal of surplus operating assets.

Steel Operations

Steel operating profit at $48.6 million loss declined $80.0 million from 2002. The lower operating profit included a $9.1 million decrease in other income from the Company’s litigation against certain graphite electrode suppliers. The decline in non-residential construction resulted in a very competitive structural steel market. Realized prices for structural steel declined significantly from the prior year as the Company sought to maintain market share. Increased raw material and energy costs also contributed to reduce margins.

Net Sales. Steel sales at $646.0 million were $39.2 million below the prior year. Structural steel average realized prices for the year were down 6% on 2% lower shipments. Bar sales were comparable to the prior year as 6% lower shipments were offset by 8% higher realized prices.

Operating Costs. Steel cost of products sold at $673.4 million, including depreciation and amortization, increased $33.2 million. Lower shipments that reduced costs $10.8 million were offset by higher unit production costs resulting from increased raw material and energy costs.

Selling, general and administrative expense at $20.9 million decreased $6.7 million primarily due to lower bad debt and general expenses.

Other income included $500,000 from the Company’s litigation against certain graphite electrode suppliers compared to $9.6 million in 2002.

Corporate Resources

Selling, general and administrative expense at $30.7 million in 2004, including depreciation and amortization, increased $600,000. Increased incentive compensation and retirement expenses of $6.0 million were offset by decreased bad debt and general expenses, and the effect of the termination of the Company’s agreement to sell receivables. Other income in 2004 decreased $2.2 million primarily due to lower real estate income.

Selling, general and administrative expense at $30.1 million in 2003, including depreciation and amortization, decreased $2.7 million on lower incentive compensation and costs associated with the Company’s agreement to sell receivables. Other income in 2003 decreased $4.9 million primarily due to lower real estate income.

Interest Expense

Interest expense at $73.7 million in 2004 increased $27.8 million. The increase was the result of the June 2003 refinancing which increased the Company’s outstanding debt $114.8 million and the effective interest rate on fixed rate debt 3%. The Company has entered into interest rate swaps on $300 million of the senior notes such that the interest payable effectively becomes variable based on six-month LIBOR, currently 7.26%.

Interest expense at $45.9 million in 2003 decreased $7.8 million from the prior year as a result of lower average outstanding debt in the period.

Loss on Early Retirement of Debt

As a result of the June 2003 refinancing, the Company recognized an ordinary loss on early retirement of debt of $11.2 million. The loss represents $8.5 million in premium or consent payments to holders of the existing senior notes and a write-off of $2.7 million of debt issuance costs associated with the debt repaid. Effective May 27, 2004, the Company lowered the available borrowings under the new senior secured credit facility from $200 million to $100 million. The Company recognized an ordinary loss on early retirement of debt of $1.1 million, representing a termination fee of $100,000 and a write-off of $1.0 million of debt issuance costs associated with the portion of the facility terminated.

Income Taxes

The Company’s effective tax rate was 27.4% in 2004, 40.1% in 2003 and 29.3% in 2002. The primary reason that the current tax rate differs from the 35% statutory corporate rate is due to percentage depletion that is tax deductible and state income tax expense. Deferred taxes include a $13.0 million alternative minimum tax credit carryforward that is available for offset against future regular income taxes. In addition, the Company has $80.4 million in federal net operating loss carryforwards, which expire in 2023.

Cumulative Effect of Accounting Change—Net of Income Taxes

Effective June 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” which applies to legal obligations associated with the retirement of long-lived assets. The Company incurs legal obligations for asset retirement as part of its normal CAC and Steel operations related to land reclamation, plant removal and Resource Conservation and Recovery Act closures. Application of the new rules resulted in a cumulative charge of $1.1 million, net of income taxes of $600,000.

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

LIQUIDITY AND CAPITAL RESOURCES

To improve liquidity and provide more financial and operating flexibility, the Company on June 6, 2003 issued $600 million of 10.25% senior notes maturing June 15, 2011. A portion of the net proceeds was used to repay $473.5 million of the outstanding debt at May 31, 2003. The remaining proceeds were used to repurchase the entire outstanding interest in the defined pool of trade receivables previously sold. To replace the terminated revolving credit facility and agreement to sell receivables, the Company entered into a new senior secured credit facility expiring June 6, 2007. The Company recognized a loss on early retirement of debt of $11.2 million, representing $8.5 million in premium or consent payments to holders of the existing senior notes and a write-off of $2.7 million of debt issuance costs associated with the debt repaid.

Senior Secured Credit Facility. Available borrowings under the senior secured credit facility were lowered from $200 million to $100 million effective May 27, 2004. The Company recognized a loss on early retirement of debt of $1.1 million, representing a termination fee of $100,000 and a write-off of $1.0 million of debt issuance costs related to the portion of the facility that was terminated. Borrowings under the facility are limited based on the net amounts of eligible accounts receivable. Borrowings bear annual interest at either the LIBOR rate plus 2.25% or the prime rate plus .25%. These interest rate margins are subject to performance price adjustments. Commitment fees at an annual rate of .375% are to be paid on the unused portion of the facility. The Company may terminate the facility at any time, and under certain circumstances may be required to pay a termination fee.

The senior secured credit facility is collateralized by first priority liens on substantially all of the Company’s existing and future acquired accounts receivable, inventory, deposit accounts, and certain of its general intangibles. The agreement contains covenants restricting, among other things, prepayment or redemption of notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. In addition, there is the requirement to meet certain financial tests and to maintain certain financial ratios if the excess availability under the senior secured credit facility falls below $30 million, including maintaining a fixed charge coverage ratio and meeting a minimum tangible net worth test.

No borrowings were outstanding under the senior secured credit facility at May 31, 2004; however, $29.8 million of the facility was utilized to support letters of credit and hedge obligations.

The Company’s ability to incur additional debt is currently limited to $70.2 million of available borrowings under the senior secured credit facility. The payment of cash dividends on common stock is currently limited to an annual amount of $7.0 million.

Senior Notes. The senior notes represent general unsecured senior obligations of the Company. The senior notes were issued by Texas Industries, Inc. (the parent company), which has no independent assets or operations, excluding amounts related to its investments in its subsidiaries and financing activities. All consolidated subsidiaries of the Company are 100% owned and, excluding minor subsidiaries without operations or material assets, have provided a joint and several, full and unconditional guarantee of the securities. The terms of the notes contain covenants that among other things provide for restrictions on the payment of dividends or repurchasing common stock, making certain investments, incurring additional debt or selling preferred stock, creating liens, and transferring assets. The Company is also required to reinvest through capital expenditures the net proceeds from asset sales within 360 days of their receipt. To the extent that the amount not reinvested exceeds $10 million, the Company must make an offer to all note holders to purchase the maximum principal amount of notes that may be purchased out of the remaining proceeds at an offer price equal to 100% of principal amount plus accrued and unpaid interest and liquidated damages, if any, to the date of purchase. The Company has a requirement to reinvest through capital expenditures approximately $24.6 million prior to February 2005. These capital expenditures may be funded, if necessary, from borrowings under the Company’s long-term senior secured credit facility. At any time prior to June 15, 2006, the Company may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 110.25% of the principal amount thereof, plus accrued interest, with the net cash proceeds from certain equity offerings. In addition, at any time on or prior to June 15, 2007, the Company may redeem all or part of the notes at a redemption price equal to the sum of the principal amount thereof, plus accrued interest and a make-whole premium. After June 15, 2007, the Company may redeem all or a part of the notes at a redemption price of 105.125% in 2007, 102.563% in 2008 and 100% in 2009 and thereafter.

Interest Rate Swaps. The Company has outstanding interest rate swap agreements that have the economic effect of modifying the interest obligations associated with $100 million and $200 million of the senior notes, effective January 30, 2004 and April 6, 2004, respectively, such that the interest payable effectively becomes variable based on six-month LIBOR, set on June 15th and December 15th of each year. The interest rate swaps have been designated as fair value hedges and have no ineffective portion. The notional amounts and the termination dates match the principal amounts and maturities of the $300 million portion of the outstanding senior notes. As a result of the interest rate swaps, the current effective interest rate on the hedged portion of the senior notes was reduced to 7.26%.

On March 11, 2004, the Company terminated its August 5, 2003 interest rate swap agreements associated with $200 million of the senior notes resulting in a gain of $8.4 million. The gain was recorded as an increase in the carrying value of the Company’s long-term debt and is being amortized as an offset to interest expense over the remaining term of the senior notes.

The Company historically has financed major capital expansion projects with cash from operations and long-term borrowings. Working capital requirements and capital expenditures for normal replacement and technological upgrades of existing equipment and expansions of its operations are funded with cash from operations. The fiscal year 2005 capital expenditure budget for these activities is estimated currently at approximately $75 million. In addition, the Company leases certain mobile and other equipment used in its operations under operating leases that in the normal course of business are renewed or replaced by subsequent leases.

The Company’s estimated future payments under its material contractual obligations are summarized, as follows:

	Future Payments by Period
In thousands	Total	2005	2006	2007- 2008	After 2008
Long-term debt	$603,579	$699	$687	$1,816	$600,377
Convertible subordinated debentures	199,937	—	—	—	199,937
Leases	64,510	18,890	9,410	13,034	23,176

Total contractual obligations	$868,026	$19,589	$10,097	$14,850	$823,490

Future payments under leases exclude mineral rights which are insignificant and are generally required only for products produced. Outstanding letters of credit generally only collateralize payment of recorded liabilities.

As discussed in Notes to Consolidated Financial Statements entitled “Retirement Plans” on pages 37 through 39, the Company contributed $1.5 million to a defined benefit pension plan in 2004 and expects to make a contribution of $4.1 million in 2005. The Company paid benefits under a health benefit plan of $500,000 in 2004 and expects to pay a similar amount in 2005. The Company paid benefits under a series of non-qualified defined benefit plans of $2.3 million in 2004 and expects to pay a similar amount in 2005.

We expect cash from operations and available borrowings under the senior secured credit facility to be sufficient to provide funds for capital expenditure commitments, scheduled debt repayments and working capital needs for at least the next year.

Cash Flows

Net cash provided by operations was $16.9 million, compared to $56.9 million in the prior year. Operating cash flows excluding repurchases of trade receivables increased $66.0 million primarily as a result of increased net income and the related effect on deferred taxes. Changes in working capital items were primarily the result of higher Steel prices and shipments that increased net receivables $37.5 million and the Company’s June 2003 refinancing that increased accrued interest $23.6 million. In addition, the Company funded the repurchase of $115.5 million of trade receivables out of the proceeds of the June 2003 refinancing.

Net cash provided by investing activities was $13.3 million, compared to $42.1 million used in the prior year. Capital expenditures for normal replacement and technological upgrades of existing equipment and expansions of the Company’s operations excluding major plant expansions were $29.8 million, down $25.0 million from the prior year. Proceeds from disposal of assets result from the routine sale of surplus operating assets, which in 2004 includes the proceeds from the sale of the Company’s brick production facilities in Texas and Louisiana and in 2003 includes the collection of notes receivable related to disposals in 2001.

Net cash provided by financing activities was $105.3 million, compared to $16.0 million used in the prior year. The proceeds from the June 2003 refinancing net of issuance and retirement costs funded the repurchase of trade receivables. The Company terminated its August 2003 interest rate swap agreements resulting in a gain of $8.4 million and entered into new interest rate swap agreements. The Company’s quarterly cash dividend of $.075 per common share remained unchanged from the prior year.

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

As noted under Liquidity and Capital Resources, the Company on June 6, 2003, issued $600 million of 10.25% senior notes maturing June 15, 2011. The refinancing increased the amount of fixed rate debt outstanding, and added approximately 3% to its average effective interest rate. The fair value of the debt will vary as interest rates change. At May 31, 2004, the fair value of long-term debt, estimated based on broker/dealer quoted market prices, is approximately $630.6 million compared to the carrying amount of $599.1 million and the fair value of convertible subordinated debentures, estimated based on NYSE quoted market prices, is approximately $178.3 million compared to the carrying amount of $199.9 million.

The Company has outstanding interest rate swap agreements that change the characteristics of the interest payments on $300 million of the underlying fixed rate debt from fixed rate payments to short-term LIBOR-based variable rate payments in order to achieve a mix of interest rates on the Company’s long-term debt which, over time, is expected to moderate financing costs. The swap is sensitive to interest rate changes. For example, if short-term interest rates increase (decrease) by one percentage point from the date of the refinancing, annual pretax interest expense would increase (decrease) by $3 million.

Change in Principles of Consolidation

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included in Item 7.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	May 31,
In thousands	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$141,628	$6,204
Accounts receivable—net	211,535	59,849
Inventories	266,533	270,773
Deferred taxes and prepaid expenses	34,954	37,375

TOTAL CURRENT ASSETS	654,650	374,201
OTHER ASSETS
Goodwill	146,474	146,474
Real estate and investments	47,006	43,600
Deferred charges and intangibles	32,354	25,967

	225,834	216,041
PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	220,812	218,687
Buildings	101,192	101,490
Machinery and equipment	1,733,065	1,712,285
Construction in progress	24,405	47,724

	2,079,474	2,080,186
Less depreciation and depletion	1,015,825	940,818

	1,063,649	1,139,368

	$1,944,133	$1,729,610

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$108,557	$120,477
Accrued interest, wages and other items	78,699	43,376
Current portion of long-term debt	699	732

TOTAL CURRENT LIABILITIES	187,955	164,585

LONG-TERM DEBT	598,412	477,145
CONVERTIBLE SUBORDINATED DEBENTURES	199,937	199,937
DEFERRED INCOME TAXES AND OTHER CREDITS	195,845	160,434
SHAREHOLDERS’ EQUITY
Common stock, $1 par value	25,067	25,067
Additional paid-in capital	261,455	260,936
Retained earnings	568,596	538,584
Cost of common stock in treasury	(88,652)	(91,186)
Pension liability adjustment	(4,482)	(5,892)

	761,984	727,509

	$1,944,133	$1,729,610

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Year Ended May 31,
In thousands except per share	2004	2003	2002
NET SALES	$1,672,503	$1,364,109	$1,447,642

COSTS AND EXPENSES (INCOME)
Cost of products sold	1,479,657	1,270,081	1,236,944
Selling, general and administrative	103,351	92,961	109,151
Interest	73,698	45,882	53,680
Loss on early retirement of debt	12,302	—	—
Other income	(48,050)	(4,424)	(24,683)

	1,620,958	1,404,500	1,375,092

INCOME (LOSS) BEFORE INCOME TAXES AND ACCOUNTING CHANGE	51,545	(40,391)	72,550
Income taxes (benefit)	14,126	(16,194)	21,274

INCOME (LOSS) BEFORE ACCOUNTING CHANGE	37,419	(24,197)	51,276
Cumulative effect of accounting change—net of income taxes	(1,071)	—	—

NET INCOME (LOSS)	$36,348	$(24,197)	$51,276

Basic earnings (loss) per share
Income (loss) before accounting change	$1.77	$(1.15)	$2.43
Cumulative effect of accounting change	(.05)	—	—

Net income (loss)	$1.72	$(1.15)	$2.43

Diluted earnings (loss) per share
Income (loss) before accounting change	$1.74	$(1.15)	$2.38
Cumulative effect of accounting change	(.05)	—	—

Net income (loss)	$1.69	$(1.15)	$2.38

Average shares outstanding
Basic	21,183	21,123	21,072
Diluted	21,572	21,123	21,517

Cash dividends per share	$.30	$.30	$.30

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Year Ended May 31,
In thousands	2004	2003	2002
OPERATING ACTIVITIES
Net income (loss)	$36,348	$(24,197)	$51,276
Adjustments to reconcile net income to net cash
Cumulative effect of accounting change	1,071	—	—
Loss on early retirement of debt	12,302	—	—
Loss (gain) on disposal of assets	(37,635)	1,774	(738)
Depreciation, depletion and amortization	97,117	97,112	100,737
Deferred taxes (benefit)	13,297	(18,036)	25,832
Other—net	5,373	6,588	1,685
Changes in operating assets and liabilities
Receivables repurchased	(115,514)	(9,486)	—
Accounts receivable—net	(36,403)	(7,254)	20,660
Inventories and prepaid expenses	6,824	1,755	(7,058)
Accounts payable and accrued liabilities	25,412	4,510	(24,098)
Other credits	8,728	4,137	2,677

Net cash provided by operations	16,920	56,903	170,973
INVESTING ACTIVITIES
Capital expenditures	(29,763)	(54,734)	(29,662)
Proceeds from disposal of assets	47,315	11,308	6,147
Other—net	(4,301)	1,340	(6,023)

Net cash provided (used) by investing	13,251	(42,086)	(29,538)
FINANCING ACTIVITIES
Long-term borrowings	718,097	366,640	382,300
Debt retirements	(592,398)	(372,960)	(521,598)
Debt issuance costs	(16,378)	—	—
Debt retirement costs	(8,605)	—	—
Proceeds from interest rate swap terminations	8,358	—	—
Common dividends paid	(6,336)	(6,315)	(6,284)
Other—net	2,515	(3,408)	2,843

Net cash provided (used) by financing	105,253	(16,043)	(142,739)

Increase (decrease) in cash and cash equivalents	135,424	(1,226)	(1,304)

Cash and cash equivalents at beginning of year	6,204	7,430	8,734

Cash and cash equivalents at end of year	$141,628	$6,204	$7,430

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

$ In thousands except per share	Common Stock $1 Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Pension Liability Adjustment	Total Shareholders’ Equity
May 31, 2001	$25,067	$258,531	$524,104	$(95,457)	$—	$712,245

Net income			51,276			51,276
Common dividends paid—$.30 per share			(6,284)			(6,284)
Treasury shares issued for bonuses and options – 203,695 shares		1,560		3,819		5,379
Treasury shares purchased—5,248 shares				(206)		(206)

May 31, 2002	25,067	260,091	569,096	(91,844)	—	762,410

Net loss			(24,197)			(24,197)
Pension liability adjustment—net of tax					(5,892)	(5,892)
Common dividends paid—$.30 per share			(6,315)			(6,315)
Treasury shares issued for bonuses and options and conversion of subordinated debentures —35,220 shares		845		660		1,505
Treasury shares purchased—72 shares				(2)		(2)

May 31, 2003	25,067	260,936	538,584	(91,186)	(5,892)	727,509

Net income			36,348			36,348
Pension liability adjustment—net of tax					1,410	1,410
Common dividends paid—$.30 per share			(6,336)			(6,336)
Treasury shares issued for bonuses and options – 159,690 shares		519		2,994		3,513
Treasury shares purchased – 19,733 shares				(460)		(460)

May 31, 2004	$25,067	$261,455	$568,596	$(88,652)	$(4,482)	$761,984

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Texas Industries, Inc. and subsidiaries (unless the context indicates otherwise, collectively, the “Company” or “TXI”) is a leading supplier of construction materials through two business segments: cement, aggregate and concrete products (the “CAC” segment); and structural steel and steel bar products (the “Steel” segment). Through the CAC segment, the Company produces and sells cement, stone, sand and gravel, ready-mix concrete, expanded shale and clay aggregate, and other products from facilities concentrated in Texas, Louisiana and California, with several products marketed throughout the United States. Through the Steel segment, the Company produces and sells structural steel, piling products, special bar quality products, merchant bar quality rounds, reinforcing bar and channels from facilities located in Texas and Virginia, for markets in North America.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of Texas Industries, Inc. and all subsidiaries except a subsidiary trust in which the Company has a variable interest but is not the primary beneficiary.

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

Fair Value of Financial Instruments. The estimated fair value of each class of financial instrument as of May 31, 2004 approximates its carrying value except for long-term debt having fixed interest rates and convertible subordinated debentures. The fair value of long-term debt at May 31, 2004, estimated based on broker/dealer quoted market prices, is approximately $630.6 million compared to the carrying amount of $599.1 million. The fair value of convertible subordinated debentures at May 31, 2004, estimated based on NYSE quoted market prices, is approximately $178.3 million compared to the carrying amount of $199.9 million.

Cash and Cash Equivalents. Investments with maturities of less than 90 days when purchased are classified as cash equivalents and consist primarily of money market funds and investment grade commercial paper issued by major corporations and financial institutions.

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

Goodwill. Management tests goodwill for impairment at least annually by each reporting unit. If the carrying amount of the goodwill exceeds its fair value an impairment loss is recognized. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the applicable reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future prices for the Company’s products, capital needs, economic trends and other factors. Goodwill identified with CAC’s California cement operations resulted from the acquisition of Riverside Cement Company. Goodwill identified with Steel’s Texas operations resulted from the acquisition of Chaparral Steel Company. In each case the fair value of the respective reporting unit exceeds its carrying value. At both May 31, 2004 and 2003, the carrying value of CAC goodwill was $61.3 million and the carrying value of Steel goodwill was $85.2 million.

Real Estate and Investments. Surplus real estate and real estate acquired for development of high quality industrial, office or multi-use parks totaled $11.2 million and $11.6 million at May 31, 2004 and 2003, respectively.

Investments are composed primarily of life insurance contracts that may be used to fund certain Company benefit agreements. The contracts, recorded at their net cash surrender value, totaled $34.2 million (net of distributions of $52.5 million) at May 31, 2004 and $30.1 million (net of distributions of $50.2 million) at May 31, 2003. Subsequent to May 31, 2004 substantially all distributed amounts were repaid. Charges incurred on the distributions of $3.3 million in 2004, $3.6 million in 2003 and $3.6 million in 2002 were included in interest expense.

Deferred Charges and Intangibles. Deferred charges are composed primarily of debt issuance costs that totaled $19.7 million and $9.7 million at May 31, 2004 and 2003, respectively. The costs are associated with various debt issues and amortized over the term of the related debt.

Intangibles are composed of non-compete agreements and other intangibles with finite lives being amortized on a straight-line basis over periods of 5 to 15 years. Their carrying value, adjusted for write-offs, totaled $2.1 million at May 31, 2004 and $2.5 million at May 31, 2003, net of accumulated amortization of $3.8 million at May 31, 2004 and $3.6 million at May 31, 2003. Amortization expense incurred was $400,000 in 2004, $900,000 in 2003 and $1.2 million in 2002. Estimated amortization expense for each of the five succeeding years is $400,000 in 2005 and $300,000 per year thereafter.

Other Credits. Other credits of $68.5 million at May 31, 2004 and $44.8 million at May 31, 2003 are composed primarily of liabilities related to the Company’s retirement plans, deferred compensation agreements and asset retirement obligations.

Asset Retirement Obligations. Effective June 1, 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which applies to legal obligations associated with the retirement of long-lived assets.

SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through a charge to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

The Company incurs legal obligations for asset retirement as part of its normal CAC and Steel operations related to land reclamation, plant removal and Resource Conservation and Recovery Act closures. Prior to the adoption of SFAS No. 143, the Company generally accrued for land reclamation obligations related to its aggregate mining process on the unit of production basis and for its other obligations as incurred. Determining the amount of an asset retirement liability requires estimating the future cost of contracting with third parties to perform the obligation. The estimate is significantly impacted by, among other considerations, management’s assumptions regarding the scope of the work required, labor costs, inflation rates, market-risk premiums and closure dates. The initial application of the new rules resulted in an increase in net property, plant and equipment of $500,000, a net increase in asset retirement obligation liabilities of $2.2 million and a pretax cumulative charge of $1.7 million.

Changes in asset retirement obligations for the year ended May 31, 2004 are as follows (in thousands):

Balance at June 1, 2003	$4,092
Accretion expense	358
Additions	185
Settlements	(197)
Revisions	554

Balance at May 31, 2004	$4,992

The pro forma effect of assuming that the adoption of SFAS No. 143 was applied retroactively was not material to net income (loss) or the related per-share amounts for 2003 and 2002.

Pension Liability Adjustment. The pension liability adjustment to shareholders’ equity of $4.5 million at May 31, 2004 (net of tax of $2.4 million) compared to $5.9 million at May 31, 2003 (net of tax of $3.2 million) relates to a defined benefit retirement plan covering approximately 600 employees and retirees of an acquired subsidiary. Comprehensive income or loss consists of net income or loss and the pension liability adjustment to shareholders’ equity. In 2004, comprehensive income was $37.8 million. In 2003, comprehensive loss was $30.1 million. In 2002, comprehensive income was the same as net income.

Net Sales. Sales are recognized when title has transferred and products are delivered. The Company includes delivery fees in the amount it bills customers to the extent needed to recover the Company’s cost of freight and delivery. Net sales are presented as revenues including these delivery fees.

Other Income. Other income in 2004 includes a gain of $34.7 million resulting from the sale of the Company’s Texas and Louisiana brick production facilities. Additional routine sales of surplus operating assets and real estate resulted in gains of $3.8 million in 2004, $300,000 in 2003 and $8.6 million in 2002. Also included in other income was $4.2 million in 2004, $500,000 in 2003 and $9.6 million in 2002 resulting from the Company’s litigation against certain graphite electrode suppliers.

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

Diluted EPS adjusts net income and the outstanding shares for the dilutive effect of convertible subordinated debentures, stock options and awards.

Basic and Diluted EPS are calculated as follows:

In thousands except per share	2004	2003	2002
Earnings
Income (loss) before accounting change	$37,419	$(24,197)	$51,276
Cumulative effect of accounting change	(1,071)	—	—

Net income (loss)	$36,348	$(24,197)	$51,276

Shares
Weighted-average shares outstanding	21,113	21,049	20,927
Contingently issuable shares	70	74	145

Basic weighted-average shares	21,183	21,123	21,072
Convertible subordinated debentures	—	—	—
Stock option and award dilution	389	—	445

Diluted weighted-average shares*	21,572	21,123	21,517

Basic earnings (loss) per share
Income (loss) before accounting change	$1.77	$(1.15)	$2.43
Cumulative effect of accounting change	(.05)	—	—

Net income (loss)	$1.72	$(1.15)	$2.43

Diluted earnings (loss) per share
Income (loss) before accounting change	$1.74	$(1.15)	$2.38
Cumulative effect of accounting change	(.05)	—	—

Net income (loss)	$1.69	$(1.15)	$2.38

* Shares excluded due to antidilutive effect
Convertible subordinated debentures	2,888	2,888	2,889
Stock options and awards	1,305	2,568	578

Stock-based Compensation. The Company accounts for employee stock options using the intrinsic value method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” as allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Generally, no expense is recognized related to the Company’s stock options because each option’s exercise price is set at the stock’s fair market value on the date the option is granted.

In accordance with SFAS No. 123, the Company discloses the compensation cost based on the estimated fair value at the date of grant recognizing compensation expense ratably over the vesting period. The fair value of each option grant was estimated on the date of grant for purposes of the pro forma disclosures using the Black-Scholes option-pricing model. No options were granted in 2004. In 2003, the weighted-average fair value of options granted was $8.20 based on weighted average assumptions for dividend yield of 1.33%, volatility factor of .361, risk-free interest rate of 3.38% and expected life in years of 6.4. In 2002, the weighted-average fair value of options granted was $14.57 based on weighted average assumptions for dividend yield of .83%, volatility factor of .350, risk-free interest rate of 4.77% and expected life in years of 6.4.

If the Company had recognized compensation expense for the stock option plan based on the fair value at the grant dates for awards, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts:

In thousands except per share	2004	2003	2002
Net income (loss)
As reported	$36,348	$(24,197)	$51,276
Plus: stock-based compensation included in the determination of net income (loss) as reported, net of tax	1,386	270	811
Less: fair value of stock-based compensation, net of tax	(4,866)	(3,964)	(4,082)

Pro forma	$32,868	$(27,891)	$48,005

Basic earnings (loss) per share
As reported	$1.72	$(1.15)	$2.43
Pro forma	1.55	(1.32)	2.28
Diluted earnings (loss) per share
As reported	1.69	(1.15)	2.38
Pro forma	1.52	(1.32)	2.23

WORKING CAPITAL

Working capital totaled $466.7 million at May 31, 2004, compared to $209.6 million at May 31, 2003.

Accounts receivable are presented net of allowances for doubtful receivables of $5.3 million at May 31, 2004 and $4.4 million at May 31, 2003. Provisions for bad debts charged to expense were $4.6 million in 2004, $2.9 million in 2003 and $9.6 million in 2002. Uncollectible accounts written off amounted to $3.7 million in 2004, $3.2 million in 2003 and $7.5 million in 2002.

In March 1999, the Company entered an agreement to sell, on a revolving basis, an interest in a defined pool of trade receivables of up to $125 million. Sales were reflected as reductions of accounts receivable and as operating cash flows. At May 31, 2003 the interest sold totaled $115.5 million. Fees and expenses of $2.8 million in 2003 and $4.2 million in 2002 were included in selling, general and administrative expense. On June 6, 2003, the Company entered into an agreement whereby the entire outstanding interest in the defined pool of trade receivables previously sold was repurchased and the agreement to sell receivables was terminated. The repurchase was reflected as an increase in accounts receivable and a reduction in operating cash flows.

Inventories consist of:

In thousands	2004	2003
Finished products	$86,395	$83,713
Work in process	56,440	64,072
Raw materials and supplies	123,698	122,988

	$266,533	$270,773

Inventories are stated at cost (not in excess of market) with approximately 63% of inventories using the last-in, first-out (“LIFO”) method. If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $49.7 million in 2004 and $16.5 million in 2003. During 2004 certain inventory quantities were reduced, which resulted in a liquidation of LIFO inventory layers carried at lower costs prevailing in prior years. The effect of the liquidation was to decrease cost of products sold by approximately $4.4 million.

Accrued interest, wages and other items consist of:

In thousands	2004	2003
Interest	$28,412	$4,768
Employee compensation	27,142	18,258
Income taxes	686	931
Property taxes and other	22,459	19,419

	$78,699	$43,376

LONG-TERM DEBT

Long-term debt is composed of the following:

In thousands	2004	2003
Senior secured credit facility expiring in 2007	$—	$—
Senior notes due in 2011, interest rate 10.25%	600,000	—
Interest rate swaps
Fair value adjustment	(12,570)	—
Unamortized gains on termination	8,102	—
Pollution control bonds due through 2007, interest rate 3% (75% of prime)	3,175	3,855
Refinanced debt	—	473,500
Other	404	522

	599,111	477,877
Less current maturities	699	732

	$598,412	$477,145

Maturities of long-term debt for each of the five succeeding years are $700,000 per year through 2007, $1.1 million for 2008 and none for 2009.

Refinancing. On June 6, 2003, the Company issued $600 million of 10.25% senior notes maturing June 15, 2011. A portion of the net proceeds was used to repay $473.5 million of the outstanding debt at May 31, 2003. The remaining proceeds were used to repurchase the entire outstanding interest in the defined pool of trade receivables previously sold. To replace the terminated revolving credit facility and agreement to sell receivables, the Company entered into a new senior secured credit facility expiring June 6, 2007. The Company recognized a loss on early retirement of debt of $11.2 million, representing $8.5 million in premium or consent payments to holders of the existing senior notes and a write-off of $2.7 million of debt issuance costs associated with the debt repaid.

Senior Secured Credit Facility. Available borrowings under the senior secured credit facility were lowered from $200 million to $100 million effective May 27, 2004. The Company recognized a loss on early retirement of debt of $1.1 million, representing a termination fee of $100,000 and a write-off of $1.0 million of debt issuance costs related to the portion of the facility that was terminated. Borrowings under the facility are limited based on the net amounts of eligible accounts receivable. Borrowings bear annual interest at either the LIBOR rate plus 2.25% or the prime rate plus .25%. These interest rate margins are subject to performance price adjustments. Commitment fees at an annual rate of .375% are to be paid on the unused portion of the facility. The Company may terminate the facility at any time, and under certain circumstances may be required to pay a termination fee.

The senior secured credit facility is collateralized by first priority liens on substantially all of the Company’s existing and future acquired accounts receivable, inventory, deposit accounts, and certain of its general intangibles. The agreement contains covenants restricting, among other things, prepayment or redemption of notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. In addition, there is the requirement to meet certain financial tests and to maintain certain financial ratios if the excess availability under the senior secured credit facility falls below $30 million, including maintaining a fixed charge coverage ratio and meeting a minimum tangible net worth test.

No borrowings were outstanding under the senior secured credit facility at May 31, 2004; however, $29.8 million of the facility was utilized to support letters of credit and hedge obligations.

The Company’s ability to incur additional debt is currently limited to $70.2 million of available borrowings under the senior secured credit facility. The payment of cash dividends on common stock is currently limited to an annual amount of $7.0 million.

Senior Notes. The senior notes represent general unsecured senior obligations of the Company. The senior notes were issued by Texas Industries, Inc. (the parent company), which has no independent assets or operations, excluding amounts related to its investments in its subsidiaries and financing activities. All consolidated subsidiaries of the Company are 100% owned and, excluding minor subsidiaries without operations or material assets, have provided a joint and several, full and unconditional guarantee of the securities. The terms of the notes contain covenants that among other things provide for restrictions on the payment of dividends or repurchasing common stock, making certain investments, incurring additional debt or selling preferred stock, creating liens, and transferring assets. The Company is also required to reinvest through capital expenditures the net proceeds from asset sales within 360 days of their receipt. To the extent that the amount not reinvested exceeds $10 million, the Company must make an offer to all note holders to purchase the maximum principal amount of notes that may be purchased out of the remaining proceeds at an offer price equal to 100% of principal amount plus accrued and unpaid interest and liquidated damages, if any, to the date of purchase. The Company has a requirement to reinvest through capital expenditures approximately $24.6 million prior to February 2005. These capital expenditures may be funded, if necessary, from borrowings under the Company’s long-term senior secured credit facility. At any time prior to June 15, 2006, the Company may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 110.25% of the principal amount thereof, plus accrued interest, with the net cash proceeds from certain equity offerings. In addition, at any time on or prior to June 15, 2007, the Company may redeem all or part of the notes at a redemption price equal to the sum of the principal amount thereof, plus accrued interest and a make-whole premium. After June 15, 2007, the Company may redeem all or a part of the notes at a redemption price of 105.125% in 2007, 102.563% in 2008 and 100% in 2009 and thereafter.

Interest Rate Swaps. The Company has outstanding interest rate swap agreements that have the economic effect of modifying the interest obligations associated with $100 million and $200 million of the senior notes, effective January 30, 2004 and April 6, 2004, respectively, such that the interest payable effectively becomes variable based on six-month LIBOR, set on June 15th and December 15th of each year. The interest rate swaps have been designated as fair value hedges and have no ineffective portion. The notional amounts and the termination dates match the principal amounts and maturities of the $300 million portion of the outstanding senior notes. As a result of the interest rate swaps, the current effective interest rate on the hedged portion of the senior notes was reduced to 7.26%.

On March 11, 2004, the Company terminated its August 5, 2003 interest rate swap agreements associated with $200 million of the senior notes resulting in a gain of $8.4 million. The gain was recorded as an increase in the carrying value of the Company’s long-term debt and is being amortized as an offset to interest expense over the remaining term of the senior notes.

The amount of interest paid was $47.8 million in 2004, $33.7 million in 2003, and $43.6 million in 2002. No interest was capitalized in the three-year period ended May 31, 2004.

CONVERTIBLE SUBORDINATED DEBENTURES

On June 5, 1998, the Company issued $206.2 million aggregate principal amount of 5.5% convertible subordinated debentures due June 30, 2028 (the “Debentures”). TXI Capital Trust I (the “Trust”), a Delaware business trust 100% owned by the Company, issued 4,000,000 of its 5.5% Shared Preference Redeemable Securities (“Preferred Securities”) to the public for gross proceeds of $200 million. The combined proceeds from the issuance of the Preferred Securities and the issuance to the Company of the common securities of the Trust were invested by the Trust in the Debentures. At May 31, 2004, 3,998,744 Preferred Securities representing an undivided beneficial interest in $199.9 million of the $206.1 million aggregate principal amount of Debentures issued were outstanding.

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

OPERATING LEASES

The Company leases certain mobile and other equipment, office space and other items which in the normal course of business are renewed or replaced by subsequent leases. Total expense for such operating leases (other than for mineral rights) amounted to $28.6 million in 2004, $26.2 million in 2003 and $29.0 million in 2002. Non-cancelable operating leases with an initial or remaining term of more than one year totaled $64.5 million at May 31, 2004. Estimated lease payments for each of the five succeeding years are $18.9 million, $9.4 million, $6.7 million, $6.3 million and $5.8 million.

SHAREHOLDERS’ EQUITY

Common stock at May 31 consists of:

In thousands	2004	2003
Shares authorized	40,000	40,000
Shares outstanding	21,201	21,061
Shares held in treasury	3,866	4,006
Shares reserved for stock options and other	3,182	3,405

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

STOCK OPTION PLAN

The Company’s stock option plan as approved by shareholders provided that non-qualified and incentive stock options to purchase Common Stock may be granted to directors, officers and key employees at market prices at date of grant. Outstanding options become exercisable in installments beginning one year after date of grant and expire ten years later.

A summary of option transactions for the three years ended May 31, 2004, follows:

	Shares Under Option	Weighted-Average Option Price
Outstanding at May 31, 2001	2,402,005	$30.02
Granted	227,300	36.20
Exercised	(191,362)	23.05
Canceled	(38,790)	38.61

Outstanding at May 31, 2002	2,399,153	31.02
Granted	952,600	22.65
Exercised	(21,880)	23.40
Canceled	(24,450)	40.88

Outstanding at May 31, 2003	3,305,423	28.59
Exercised	(147,735)	20.32
Canceled	(55,420)	33.67

Outstanding at May 31, 2004	3,102,268	$28.89

Options exercisable as of May 31 were 2,025,428 shares in 2004, 1,803,933 shares in 2003 and 1,567,983 shares in 2002 at a weighted-average option price of $30.42, $30.12 and $29.04, respectively. The following table summarizes information about stock options outstanding as of May 31, 2004.

	Range of Exercise Prices
	$15.31—$26.38	$27.93—$37.13	$41.53—$50.57
Options outstanding
Shares outstanding	1,780,978	802,340	518,950
Weighted-average remaining life in years	5.68	5.72	4.41
Weighted-average exercise price	$22.72	$32.14	$45.02
Options exercisable
Shares exercisable	1,027,098	517,440	480,890
Weighted-average exercise price	$22.78	$31.77	$45.29

Outstanding options expire on various dates to May 15, 2013.

INCOME TAXES

The provisions (benefit) for income taxes are composed of:

In thousands	2004	2003	2002
Current	$829	$1,843	$(708)
Deferred	13,297	(18,037)	21,982

	$14,126	$(16,194)	$21,274

A reconciliation from income taxes at the federal statutory rate to the preceding provisions (benefit) follows:

In thousands	2004	2003	2002
Taxes at statutory rate	$18,041	$(14,137)	$25,393
Additional depletion	(4,693)	(3,552)	(5,213)
State income taxes	602	406	1,492
Nontaxable insurance benefits	(793)	(905)	(845)
Other – net	969	1,994	447

	$14,126	$(16,194)	$21,274

The components of the net deferred tax liability at May 31 are summarized below.

In thousands	2004	2003
Deferred tax assets
Deferred compensation	$15,200	$14,096
Accrued expenses not currently tax deductible	9,043	8,064
Alternative minimum tax credit carryforward	12,969	12,887
Net operating loss carryforward	28,135	31,673

Total deferred tax assets	65,347	66,720
Deferred tax liabilities
Accelerated tax depreciation	165,981	158,510
Deferred real estate gains	5,590	5,271
Inventory costs	2,790	(48)
Other	4,324	4,560

Total deferred tax liabilities	178,685	168,293

Net deferred tax liability	113,338	101,573
Less current deferred tax asset	(14,034)	(14,015)

Long-term deferred tax liability	$127,372	$115,588

The Company received income tax refunds of $400,000 in 2004 and $2.8 million in 2003 and made income tax payments of $1.6 million, $2.8 million and $2.2 million in 2004, 2003 and 2002, respectively.

As of May 31, 2004, the Company has $13.0 million of alternative minimum tax credit. The credit does not expire and is available for offset against future regular income tax. In addition, the Company has $80.4 million in federal net operating loss carryforwards that expire in 2023. Management believes it is more likely than not that these deferred tax assets will be realized.

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

A California subsidiary of the Company operates a cement kiln in Oro Grande, California that became subject to new air quality testing and reporting requirements in June 2002. The Mojave Desert Air Quality Management District believes that the Oro Grande facility did not provide the necessary proof of compliance with these new requirements until September 2003, when it completed a high-temperature stack test. Due to the delay in providing proof of compliance, the District has stated that it intends to fine the Oro Grande facility an amount which exceeds $100,000, although the fine is not expected to be an amount that is financially material to the Company.

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

RETIREMENT PLANS

Substantially all employees of the Company are covered by a series of defined contribution retirement plans. The amount of pension expense charged to costs and expenses for these plans was $4.6 million in 2004, $6.1 million in 2003 and $6.2 million in 2002. It is the Company’s policy to fund the plans to the extent of charges to income.

Approximately 600 employees and retirees of Riverside Cement Company are covered by a defined benefit pension plan and a postretirement health benefit plan. The amount of the defined benefit pension plan and postretirement health benefit plan expense charged to costs and expenses was as follows:

	Defined Pension Benefit			Health Benefit
In thousands	2004	2003	2002	2004	2003	2002
Service cost	$915	$780	$769	$269	$105	$105
Interest cost	2,363	2,426	2,359	767	309	309
Expected return on plan assets	(2,011)	(2,116)	(2,067)	—	—	—
Amortization of prior service cost	—	—	—	(346)	—	—
Amortization of net actuarial loss	932	216	29	840	—	—

	$2,199	$1,306	$1,090	$1,530	$414	$414

Weighted average assumptions used to determine net cost
Assumed discount rate	6.00%	7.25%	7.50%	6.00%	7.25%	7.25%
Assumed long-term rate of return on pension plan assets	8.50%	8.50%	8.50%	—	—	—
Average long-term pay progression	3.80%	3.80%	3.80%	—	—	—

The Company contributes amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts considered appropriate. An additional 2004 contribution of $4.1 million is expected to be made in 2005.

Obligation and asset data for the defined benefit pension plan and health benefit plan at May 31, 2004 were as follows:

	Defined Pension Benefit		Health Benefit
In thousands	2004	2003	2004	2003
Change in projected benefit obligation
Benefit obligation at beginning of year	$39,296	$33,427	$12,760	$4,830
Service cost	915	780	269	105
Interest cost	2,363	2,426	767	309
Participant’s contributions	—	—	62	68
Benefits paid	(1,637)	(1,561)	(525)	(440)
Plan amendments	—	—	(6,392)	(4,602)
Actuarial loss (gain)	(1,411)	4,224	725	12,490

Benefit obligation at end of year	$39,526	$39,296	$7,666	$12,760

Change in plan assets
Fair value of plan assets at beginning of year	$23,429	$24,587	$—	$—
Actual return on plan assets	3,509	(1,097)	—	—
Employer contribution	1,500	1,500	463	372
Benefits paid	(1,637)	(1,561)	(463)	(372)

Fair value of plan assets at end of year	$26,801	$23,429	$—	$—

Reconciliation of funded status
Funded status	$(12,725)	$(15,867)	$(7,666)	$(12,760)
Unrecognized net actuarial loss	8,712	12,553	12,336	12,451
Unrecognized prior service cost	—	—	(10,648)	(4,602)

Net accrued benefit cost at end of year	$(4,013)	$(3,314)	$(5,978)	$(4,911)

Amounts recognized in the balance sheet
Accrued benefit cost	$(4,013)	$(3,314)	$(5,978)	$(4,911)
Additional minimum liability	(6,896)	(9,064)	—	—
Pension liability adjustment	6,896	9,064	—	—

Net amount recognized at end of year	$(4,013)	$(3,314)	$(5,978)	$(4,911)

Accumulated benefit obligation	$37,709	$36,616	$—	$—

Weighted average assumptions used to determine benefit obligations
Assumed discount rate	6.60%	6.00%	6.60%	6.00%
Average long-term pay progression	3.80%	3.80%	—	—

The plan fiduciaries set the long-term strategic investment objectives for the defined benefit pension plan assets. The objectives include preserving the funded status of the trust and balancing risk and return. The fiduciaries engaged external consultants to conduct an asset and liability study in order to determine the most appropriate investment strategy and asset mix for the plan assets. The expected long-term rate of return on plan assets of 8.5% for 2004 was determined by considering historical and expected returns for each asset class as identified in the asset and liability study and the effect of periodic target asset allocation rebalancing. The long-term rate of inflation was assumed to average 4%. Fixed income returns are expected to exceed the inflation rate by 2% and equity security returns are expected to exceed fixed income returns by 5%.

The actual defined benefit pension plan asset allocation at May 31, 2004 and 2003, and the target asset allocation for 2005, by asset category were as follows:

% of Plan Assets	2004	2003	Target 2005
Fixed income securities	42%	55%	45%
Equity securities	58%	45%	55%

	100%	100%	100%

The health benefit plan provisions were amended in the prior year for non-union active employees such that a non-union active employee who did not retire on or before December 31, 2003 is no longer eligible for any postretirement medical and/or life insurance benefits. Additional plan changes effective January 1, 2005 and January 1, 2007 reduce the percentage of the annual cost of the retiree’s and dependent’s health insurance to be paid by the Company and set a limit on the total annual cost the Company will incur.

The assumed health care cost trend rates attributed to all participant age groups were 12% for 2004 and 11% for 2005, declining to an ultimate trend rate of 6% in 2009. Increasing or decreasing health care cost trend rates by one percentage point would have increased or decreased the health benefit obligation at May 31, 2004 by approximately $400,000 and $300,000, respectively, and the 2004 plan expense by approximately $200,000 and $100,000, respectively.

The U.S. Medicare Prescription Drug, Improvement and Modernization Act of 2003 provides a new federal prescription drug benefit effective in 2006. In accordance with Financial Accounting Standards Board Staff Position No. 106-1, the Company has elected to defer the recognition of the effects of the Act on the May 31, 2004 accumulated health benefit obligation.

The Company has a series of financial security plans (“FSP”) that are non-qualified defined benefit plans providing death and retirement benefits to substantially all of the Company’s executive and key managerial employees. The plans are contributory but not funded.

Life insurance contracts have been purchased that may be used to fund the FSP payments. These insurance contracts, recorded at their net cash surrender value, totaled $34.2 million (net of distributions of $52.5 million) at May 31, 2004 and $30.1 million (net of distributions of $50.2 million) at May 31, 2003.

The amount of FSP benefit expense and the projected FSP benefit obligation are determined using assumptions as of the end of the year. The weighted-average discount rate used was 7% in 2004. Actuarial gains or losses are recognized when incurred, and therefore, the end of year benefit obligation is the same as the accrued benefit costs recognized in the balance sheet. The amount of FSP benefit expense charged to costs and expenses was as follows:

In thousands	2004	2003	2002
Service cost	$2,061	$2,057	$2,005
Interest cost	1,853	1,703	1,539
Amortization of transition amount	188	188	188
Recognized actuarial loss (gain)	1,452	221	(147)
Participant contributions	(503)	(497)	(470)

	$5,051	$3,672	$3,115

The following provides a reconciliation of the FSP benefit obligation.

In thousands	2004	2003
Change in projected benefit obligation
Benefit obligation at beginning of year	$24,199	$22,289
Service cost	2,061	2,057
Interest cost	1,853	1,703
Amortization of transition amount	188	188
Recognized actuarial loss	1,452	221
Benefits paid	(2,250)	(2,259)

Benefit obligation/funded status at end of year	$27,503	$24,199

INCENTIVE PLANS

All personnel employed as of May 31 and not subject to production-based incentive awards share in the pretax income of the Company for the year then ended based on predetermined formulas. The duration of most of the plans is one year. Certain executives are additionally covered under a three-year plan. All plans are subject to annual review by the Company’s Board of Directors. Incentive compensation included in selling, general and administrative expense was $8.5 million in 2004, $1.3 million in 2003 and $3.5 million in 2002.

BUSINESS SEGMENTS

The Company has two reportable segments: cement, aggregate and concrete products (the “CAC” segment) and steel (the “Steel” segment). The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because of significant differences in manufacturing processes, distribution and markets served. Through the CAC segment, the Company produces and sells cement, stone, sand and gravel, ready-mix concrete, expanded shale and clay aggregate, and other products. Through the Steel segment, the Company produces and sells structural steel, piling products, special bar quality products, merchant bar quality rounds, reinforcing bar and channels. Operating profit is net sales less operating costs and expenses, excluding general corporate expenses and interest expense. Identifiable assets by segment are those assets that are used in the Company’s operation in each segment. Corporate assets consist primarily of cash and cash equivalents, real estate and other financial assets not identified with a major business segment. Operating results and certain other financial data for the Company’s business segments are presented on pages 12 and 13 under “Business Segments” of Management’s Discussion and Analysis of Financial Condition and Results of Operations, and are incorporated herein by reference.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company’s senior notes were issued by Texas Industries, Inc. (the parent company), which has no independent assets or operations, excluding amounts related to its investments in its subsidiaries and financing activities. All consolidated subsidiaries of the Company are 100% owned and, excluding the Company’s accounts receivable subsidiary and other minor subsidiaries without operations or material assets, provided a joint and several, full and unconditional guarantee of the securities. There are no significant restrictions on the parent company’s ability to obtain funds from any of the guarantor subsidiaries in the form of a dividend or loan. Additionally, there are no significant restrictions on the various guarantor subsidiaries’ ability to obtain funds from its direct or indirect subsidiaries.

The Company’s accounts receivable subsidiary was established in March 1999 to facilitate the Company’s agreement to sell, on a revolving basis, an undivided interest in a defined pool of trade receivables. At May 31, 2003, the subsidiary had total assets of $54.1 million. However, on June 6, 2003, in connection with the issuance of the senior notes, the Company repurchased the entire outstanding interest in the defined pool of trade receivables previously sold and terminated the agreement to sell trade receivables. The repurchased trade receivables were subsequently transferred to the respective operating entities. Effective May 27, 2004, the subsidiary was merged into the parent company.

The following condensed consolidating balance sheets, statements of operations and statements of cash flows are provided for the parent company, all guarantor subsidiaries and all non-guarantor subsidiaries. The information has been presented as if the parent company accounted for its ownership of the guarantor and non-guarantor subsidiaries using the equity method of accounting.

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non— Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating balance sheet at May 31, 2004
Cash and cash equivalents	$134,813	$6,815	$—	$—	$141,628
Accounts receivable—net	—	211,535	—	—	211,535
Inventories	—	266,533	—	—	266,533
Deferred taxes and prepaid expenses	37	34,917	—	—	34,954

Total current assets	134,850	519,800	—	—	654,650
Goodwill	—	146,474	—	—	146,474
Real estate and investments	—	47,006	—	—	47,006
Deferred charges and intangibles	21,687	10,667	—	—	32,354
Deferred income taxes	32,053	—	—	(32,053)	—
Investment in subsidiaries	1,083,377	—	—	(1,083,377)	—
Intercompany receivables	765,806	429,398	—	(1,195,204)	—
Property, plant and equipment—net	—	1,064,157	—	(508)	1,063,649

Total assets	$2,037,773	$2,217,502	$—	$(2,311,142)	$1,944,133

Trade accounts payable	$35	$108,522	$—	$—	$108,557
Accrued interest, wages and other items	29,088	49,611	—	—	78,699
Current portion of long-term debt	680	19	—	—	699

Total current liabilities	29,803	158,152	—	—	187,955
Intercompany payables	429,398	765,806	—	(1,195,204)	—
Long-term debt	598,027	385	—	—	598,412
Convertible subordinated debentures	199,937	—	—	—	199,937
Deferred income taxes and other credits	14,142	213,910	—	(32,207)	195,845
Shareholders’ equity	766,466	1,079,249	—	(1,083,731)	761,984

Total liabilities and shareholders’ equity	$2,037,773	$2,217,502	$—	$(2,311,142)	$1,944,133

Condensed consolidating balance sheet at May 31, 2003
Cash and cash equivalents	$4,161	$2,038	$5	$—	$6,204
Accounts receivable—net	—	5,581	54,076	192	59,849
Inventories	—	270,773	—	—	270,773
Deferred taxes and prepaid expenses	54	37,235	—	86	37,375

Total current assets	4,215	315,627	54,081	278	374,201
Goodwill	—	146,474	—	—	146,474
Real estate and investments	—	43,600	—	—	43,600
Deferred charges and intangibles	11,764	14,203	—	—	25,967
Deferred income taxes	32,491	—	—	(32,491)	—
Investment in subsidiaries	1,081,610	—	—	(1,081,610)	—
Intercompany receivables	780,095	493,393	—	(1,273,488)	—
Property, plant and equipment—net	—	1,139,876	—	(508)	1,139,368

Total assets	$1,910,175	$2,153,173	$54,081	$(2,387,819)	$1,729,610

Trade accounts payable	$57	$120,420	$—	$—	$120,477
Accrued interest, wages and other items	4,435	38,748	193	—	43,376
Current portion of long-term debt	680	52	—	—	732

Total current liabilities	5,172	159,220	193	—	164,585
Intercompany payables	493,393	727,707	52,388	(1,273,488)	—
Long-term debt	476,675	470	—	—	477,145
Convertible subordinated debentures	199,937	—	—	—	199,937
Deferred income taxes and other credits	1,597	191,328	—	(32,491)	160,434
Shareholders’ equity	733,401	1,074,448	1,500	(1,081,840)	727,509

Total liabilities and shareholders’ equity	$1,910,175	$2,153,173	$54,081	$(2,387,819)	$1,729,610

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non— Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating statement of operations for year ended May 31, 2004
Net sales	$—	$1,672,503	$—	$—	$1,672,503
Costs and expenses (income)
Cost of products sold	—	1,479,657	—	—	1,479,657
Selling, general and administrative	1,813	101,502	36	—	103,351
Interest	70,493	56,499	31	(53,325)	73,698
Loss on early retirement of debt	12,302	—	—	—	12,302
Other income	(88,382)	(13,118)	(67)	53,517	(48,050)

	(3,774)	1,624,540	—	192	1,620,958

Income (loss) before the following items	3,774	47,963	—	(192)	51,545
Income taxes (benefit)	(10,892)	25,085	—	(67)	14,126

	14,666	22,878	—	(125)	37,419
Accounting change—net of income taxes	—	(1,071)	—	—	(1,071)
Equity in earnings (loss) of subsidiaries	21,682	—	—	(21,682)	—

Net income (loss)	$36,348	$21,807	$—	$(21,807)	$36,348

Condensed consolidating statement of operations for year ended May 31, 2003
Net sales	$—	$1,364,109	$—	$—	$1,364,109
Costs and expenses (income)
Cost of products sold	—	1,270,104	—	(23)	1,270,081
Selling, general and administrative	969	89,184	2,808	—	92,961
Interest	55,101	58,248	1,653	(69,120)	45,882
Loss on early retirement of debt	—	—	—	—	—
Other income	(58,539)	(10,493)	(4,461)	69,069	(4,424)

	(2,469)	1,407,043	—	(74)	1,404,500

Income (loss) before the following items	2,469	(42,934)	—	74	(40,391)
Income taxes (benefit)	864	(17,084)	—	26	(16,194)

	1,605	(25,850)	—	48	(24,197)
Accounting change—net of income taxes	—	—	—	—	—
Equity in earnings (loss) of subsidiaries	(25,802)	—	—	25,802	—

Net income (loss)	$(24,197)	$(25,850)	$—	$25,850	$(24,197)

Condensed consolidating statement of operations for year ended May 31, 2002
Net sales	$—	$1,447,642	$—	$—	$1,447,642
Costs and expenses (income)
Cost of products sold	—	1,236,984	—	(40)	1,236,944
Selling, general and administrative	739	104,157	4,255	—	109,151
Interest	63,544	57,778	2,644	(70,286)	53,680
Loss on early retirement of debt	—	—	—	—	—
Other income	(59,259)	(28,912)	(6,899)	70,387	(24,683)

	5,024	1,370,007	—	61	1,375,092

Income (loss) before the following items	(5,024)	77,635	—	(61)	72,550
Income taxes (benefit)	(1,758)	23,053	—	(21)	21,274

	(3,266)	54,582	—	(40)	51,276
Accounting change—net of income taxes	—	—	—	—	—
Equity in earnings (loss) of subsidiaries	54,542	—	—	(54,542)	—

Net income (loss)	$51,276	$54,582	$—	$(54,582)	$51,276

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non— Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating statement of cash flows for year ended May 31, 2004
Net cash provided (used) by operations	$(12,579)	$29,504	$(5)	$—	$16,920

Investing activities
Capital expenditures	—	(29,763)	—	—	(29,763)
Proceeds from disposal of assets	37,858	9,457	—	—	47,315
Other—net	—	(4,301)	—	—	(4,301)

Net cash provided (used) by investing	37,858	(24,607)	—	—	13,251
Financing activities
Long-term borrowings	718,097	—	—	—	718,097
Debt retirements	(592,278)	(120)	—	—	(592,398)
Debt issuance costs	(16,378)	—	—	—	(16,378)
Debt retirement costs	(8,605)	—	—	—	(8,605)
Proceeds from interest rate swap terminations	8,358	—	—	—	8,358
Common dividends paid	(6,336)	—	—	—	(6,336)
Other—net	2,515	—	—	—	2,515

Net cash provided (used) by financing	105,373	(120)	—	—	105,253

Increase (decrease) in cash and cash equivalents	130,652	4,777	(5)	—	135,424

Cash and cash equivalents at beginning of year	4,161	2,038	5	—	6,204

Cash and cash equivalents at end of year	$134,813	$6,815	$—	$—	$141,628

Condensed consolidating statement of cash flows for year ended May 31, 2003
Net cash provided (used) by operations	$(1,922)	$58,825	$—	$—	$56,903

Investing activities
Capital expenditures	—	(54,734)	—	—	(54,734)
Proceeds from disposal of assets	—	11,308	—	—	11,308
Other—net	—	1,340	—	—	1,340

Net cash provided (used) by investing	—	(42,086)	—	—	(42,086)
Financing activities
Long-term borrowings	366,640	—	—	—	366,640
Debt retirements	(370,320)	(2,640)	—	—	(372,960)
Debt issuance costs	—	—	—	—	—
Debt retirement costs	—	—	—	—	—
Proceeds from interest rate swap terminations	—	—	—	—	—
Common dividends paid	(6,315)	—	—	—	(6,315)
Other—net	(948)	(2,460)	—	—	(3,408)

Net cash provided (used) by financing	(10,943)	(5,100)	—	—	(16,043)

Increase (decrease) in cash and cash equivalents	(12,865)	11,639	—	—	(1,226)

Cash and cash equivalents at beginning of year	17,026	(9,601)	5	—	7,430

Cash and cash equivalents at end of year	$4,161	$2,038	$5	$—	$6,204

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non— Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating statement of cash flows for year ended May 31, 2002
Net cash provided (used) by operations	$161,087	$9,886	$—	$—	$170,973

Investing activities
Capital expenditures	—	(29,662)	—	—	(29,662)
Proceeds from disposal of assets	—	6,147	—	—	6,147
Other—net	(3,389)	(2,634)	—	—	(6,023)

Net cash provided (used) by investing	(3,389)	(26,149)	—	—	(29,538)
Financing activities
Long-term borrowings	382,300	—	—	—	382,300
Debt retirements	(520,980)	(618)	—	—	(521,598)
Debt issuance costs	—	—	—	—	—
Debt retirement costs	—	—	—	—	—
Proceeds from interest rate swap terminations	—	—	—	—	—
Common dividends paid	(6,284)	—	—	—	(6,284)
Other—net	4,165	(1,322)	—	—	2,843

Net cash provided (used) by financing	(140,799)	(1,940)	—	—	(142,739)

Increase (decrease) in cash and cash equivalents	16,899	(18,203)	—	—	(1,304)

Cash and cash equivalents at beginning of year	127	8,602	5	—	8,734

Cash and cash equivalents at end of year	$17,026	$(9,601)	$5	$—	$7,430

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Texas Industries, Inc.

We have audited the accompanying consolidated balance sheets of Texas Industries, Inc. and subsidiaries (the Company) as of May 31, 2004 and 2003, the business segment information on pages 12 and 13 of the Annual Report on Form 10-K, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the three years in the period ended May 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Texas Industries, Inc. and subsidiaries at May 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in the “Summary of Significant Accounting Policies” footnote to the consolidated financial statements, in fiscal year 2004 the Company changed its method of accounting for asset retirement obligations.

Ernst & Young LLP

June 30, 2004

Dallas, Texas

QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following is a summary of quarterly financial information (in thousands except per share).

2004	Aug.	Nov.	Feb.	May
Net sales
CAC	$196,372	$192,408	$166,280	$212,119
Steel	179,666	176,151	241,690	307,817

	376,038	368,559	407,970	519,936

Operating profit (loss)
CAC	20,201	23,706	47,886	31,016
Steel	(10,094)	(5,826)	11,594	48,445
Earnings (loss)
Income (loss) before accounting change	(14,634)	(6,457)	20,889	37,621
Cumulative effect of accounting change	(1,071)	—	—	—

Net income (loss)	(15,705)	(6,457)	20,889	37,621

Per share
Diluted earnings (loss)
Income (loss) before accounting change	(.69)	(.31)	.92	1.59
Cumulative effect of accounting change	(.05)	—	—	—

Net income (loss)	(.74)	(.31)	.92	1.59

Dividends	.075	.075	.075	.075
Stock price
High	25.96	29.50	38.40	38.79
Low	21.11	23.60	28.90	30.24

2003	Aug.	Nov.	Feb.	May
Net sales
CAC	$197,840	$175,302	$147,819	$197,157
Steel	168,157	162,368	148,592	166,874

	365,997	337,670	296,411	364,031

Operating profit (loss)
CAC	28,428	21,625	6,711	23,954
Steel	(3,207)	(13,884)	(12,493)	(19,049)
Earnings (loss)
Income (loss) before accounting change	3,915	(3,340)	(17,218)	(7,554)
Cumulative effect of accounting change	—	—	—	—

Net income (loss)	3,915	(3,340)	(17,218)	(7,554)

Per share
Diluted earnings (loss)
Income (loss) before accounting change	.18	(.16)	(.81)	(.36)
Cumulative effect of accounting change	—	—	—	—

Net income (loss)	.18	(.16)	(.81)	(.36)

Dividends	.075	.075	.075	.075
Stock price
High	37.70	29.59	28.25	22.30
Low	23.74	21.00	19.50	17.35

On February 29, 2004, the Company sold its Texas and Louisiana brick production facilities for a total pretax gain of $34.7 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

For information with respect to the executive officers of the Company, see “Executive Officers of the Registrant” included as a separate item at the end of Part I of this Report. For information with respect to the directors of the Company, see the “Election of Directors” section of the Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after May 31, 2004, which is incorporated herein by reference. For information with respect to Section 16 reports, see “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement for the 2004 Annual Meeting of Shareholders, which is incorporated herein by reference. For information with respect to the Audit Committee and the status of each member as an audit committee financial expert, see “Board of Directors, Board Committees, Meetings, Attendance and Fees” section of the Proxy Statement for the 2004 Annual Meeting of Shareholders, which is incorporated herein by reference.

The Company has a code of ethics applicable to all employees and its directors. In addition, the Company’s principal executive, financial and accounting officers are subject to the provisions of the Code of Ethics of Texas Industries, Inc. for the CEO and Senior Financial Officers adopted by the Company, a copy of which will be available on the Company’s website. In the event that the Company amends or waives any of the provisions of these codes of ethics applicable to our principal executive, financial and accounting officers, the Company intends to disclose the same on the Company’s website at www.txi.com.

ITEM 11.	EXECUTIVE COMPENSATION

For information with respect to executive and director compensation, see the “Executive Compensation,” “Report of the Compensation Committee on Executive Compensation,” and “Board of Directors, Board Committees, Meetings, Attendance and Fees” sections of the Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For information with respect to security ownership of certain beneficial owners and management, see the “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” sections of the Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which are incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the Company’s equity compensation plans as of May 31, 2004.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	3,102,268	$28.89	—
Equity compensation plans not approved by security holders (2) (3)	79,435	—	—

Total	3,181,703	$28.17	—

(1)	The Company’s stock option plan is described in the Notes to Consolidated Financial Statements entitled “Stock Option Plan” on page 35.

(2)	Includes 65,921 shares of Common Stock issuable under deferred compensation agreements in which directors elected to defer annual and meeting fees or executives elected to defer incentive compensation. Compensation so deferred is denominated in shares of the Company’s Common Stock determined by reference to the average market price as specified by the terms of the individual agreement. Dividends are credited to the account denominated in shares of the Company’s Common Stock at a value equal to the fair market value of the stock on the date of payment of such dividend.

(3)	Includes 13,514 shares of Common Stock issuable under the Company’s former stock award program in which certain employees were granted stock awards at no cost. Subject to continued employment, the 20 remaining participants are to be issued shares in five-year installments until age 60. The program was discontinued in 1990.

All shares of Common Stock issuable under the Company’s compensation plans are subject to adjustment to reflect any increase or decrease in the number of shares outstanding as a result of stock splits, combination of shares, recapitalizations, mergers or consolidations.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information with respect to certain relationships and related transactions, see caption “Other Transactions” of “Board of Directors, Board Committees, Meetings, Attendance and Fees” section of the Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information with respect to principal accountant fees and services, see “Report of the Audit Committee” and “Fees Paid to Independent Auditors” sections of the Proxy statement for the 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which are incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as a part of this report.

(1)	Financial Statements and Supplementary Data

Consolidated Balance Sheets—May 31, 2004 and 2003

Consolidated Statements of Operations—Years ended May 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows—Years ended May 31, 2004, 2003 and 2002

Consolidated Statements of Shareholders’ Equity—Years ended May 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Quarterly Financial Information

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

10.1	Credit Agreement dated as of or as of a date before June 6, 2003, by and among Texas Industries, Inc., the borrowers and other obligated parties named therein, Bank of America, N.A., as Administrative Agent, Banc of American Securities LLC, as Sole Lead Arranger and Book Manager, and the other Lenders named therein (incorporated by reference to Exhibit 10.2 to Form S-4 dated June 26, 2003, File No. 333-106610).

10.2	First Amendment to Credit Agreement and Security Agreements dated as of July 29, 2003, by and among Texas Industries, Inc., the borrowers and other obligated parties named therein, Bank of America, N.A., as Administrative Agent, and the other Lenders named therein (incorporated by reference to Exhibit 10.2 to Form 10-K dated August 21, 2003, File No. 001-04887).

10.3	Second Amendment to Credit Agreement dated November 24, 2003, by and among Texas Industries, Inc., the borrowers and other obligated parties named therein, Bank of America, N.A., as Administrative Agent, and the other Lenders named therein.

10.4	Third Amendment to Credit Agreement dated May 27, 2004, by and among Texas Industries, Inc., the borrowers and other obligated parties named therein, Bank of America, N.A., as Administrative Agent, and the other Lenders named therein.

12.1	Computation of Ratios of Earnings to Fixed Charges

14.1	Code of Ethics

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney for certain members of the Board of Directors

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

The remaining exhibits have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

(b)	Reports on Form 8-K

The Registrant filed the following reports on Form 8-K during the three-month period ended May 31, 2004:

(1)	March 25, 2004, furnishing the Company’s press release dated March 25, 2004 announcing results for the fiscal third quarter ended February 29, 2004;

(2)	April 22, 2004, furnishing the Company’s press release dated April 21, 2004 announcing the appointment of a new Chief Executive Officer; and

(3)	May 13, 2004, furnishing the Company’s press release dated May 11, 2004 updating its fourth quarter earnings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of August, 2004.

TEXAS INDUSTRIES, INC.

By	/s/ Melvin G. Brekhus
Melvin G. Brekhus, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MELVIN G. BREKHUS Melvin G. Brekhus	President and Chief Executive Officer (Principal Executive Officer)	August 9, 2004

/S/ RICHARD M. FOWLER Richard M. Fowler	Executive Vice President—Finance and Chief Financial Officer (Principal Financial Officer)	August 9, 2004

/S/ JAMES R. MCCRAW James R. McCraw	Vice President—Accounting/Information Services (Principal Accounting Officer)	August 9, 2004

Robert Alpert	Director	August 9, 2004

/S/ MELVIN G. BREKHUS MELVIN G. BREKHUS	Director	August 9, 2004

/S/ EUGENIO CLARIOND * Eugenio Clariond	Director	August 9, 2004

/S/ GORDON E. FORWARD * Gordon E. Forward	Director	August 9, 2004

/S/ GERALD R. HEFFERNAN * Gerald R. Heffernan	Director	August 9, 2004

James M. Hoak	Director	August 9, 2004

/S/ KEITH W. HUGHES* Keith W. Hughes	Director	August 9, 2004

/S/ HENRY H. MAUZ, JR.* Henry H. Mauz, Jr.	Director	August 9, 2004

/S/ DAVID A. REED * David A. Reed	Director	August 9, 2004

/S/ ROBERT D. ROGERS* Robert D. Rogers	Director	August 9, 2004

/S/ IAN WACHTMEISTER * Ian Wachtmeister	Director	August 9, 2004

/S/ ELIZABETH C. WILLIAMS * Elizabeth C. Williams	Director	August 9, 2004

INDEX TO EXHIBITS

Exhibit Number		Page

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K dated August 28, 1996, File No. 001-04887).	*

3.2	By-laws (incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q dated January 12, 1999, File No. 001-04887).	*

4.1	Form of Rights Agreement dated as of November 1, 1996, between Texas Industries, Inc. and ChaseMellon Shareholder Services, L.L.C. (incorporated by reference to Exhibit (4) to Current Report on Form 8-K dated November 1, 1996, File No. 001-04887).	*

4.2	Form of Amended and Restated Trust Agreement, dated as of June 5, 1998, among Texas Industries, Inc., The First National Bank of Chicago, First Chicago Delaware, Inc., Kenneth R. Allen, Larry L. Clark and James R. McCraw (incorporated by reference to Exhibit 4.5 to Form S-3/A dated June 1, 1996, File No. 333-50517).	*

4.3	Form of Convertible Subordinated Debenture Indenture, dated as of June 5, 1998, between Texas Industries, Inc. and First Chicago Delaware Inc. (incorporated by reference to Exhibit 4.6 to Form S-3/A dated June 1, 1996, File No. 333-50517).	*

4.4	Form of Guarantee Agreement, dated as of June 5, 1998, by Texas Industries, Inc. and First Chicago Delaware Inc. (incorporated by reference to Exhibit 4.7 to Form S-3/A dated June 1, 1996, File No. 333-50517).	*

4.5	Indenture, dated as of June 6, 2003, among Texas Industries, Inc., the guarantors named therein and Wells Fargo Bank, N.A., as trustee, relating to $600,000,000 aggregate principal amount of 10 ¼% Notes Due 2011 (incorporated by reference to Exhibit 4.5 to Form S-4 dated June 26, 2003, File No. 333-106610).	*

4.6	Form of 10 ¼% Senior Exchange Note due 2011 (incorporated by reference to Exhibit 4.6 to Form S-4 dated June 26, 2003, File No. 333-106610).	*

4.7	Registration Rights Agreement, dated June 6, 2003, by and among Texas Industries, Inc., the guarantors named therein and the initial purchasers named therein (incorporated by reference to Exhibit 4.7 to Form S-4 dated June 26, 2003, File No. 333-106610).	*

10.1	Credit Agreement dated as of or as of a date before June 6, 2003, by and among Texas Industries, Inc., the borrowers and other obligated parties named therein, Bank of America, N.A., as Administrative Agent, Banc of American Securities LLC, as Sole Lead Arranger and Book Manager, and the other Lenders named therein (incorporated by reference to Exhibit 10.2 to Form S-4 dated June 26, 2003, File No. 333-106610)	*

10.2	First Amendment to Credit Agreement and Security Agreements dated as of July 29, 2003, by and among Texas Industries, Inc., the borrowers and other obligated parties named therein, Bank of America, N.A., as Administrative Agent, and the other Lenders named therein (incorporated by reference to Exhibit 10.2 to Form 10-K dated August 21, 2003, File No. 001-04887)	*

10.3	Second Amendment to Credit Agreement dated November 24, 2003, by and among Texas Industries, Inc., the borrowers and other obligated parties named therein, Bank of America, N.A., as Administrative Agent, and the other Lenders named therein.	*	*

Index to Exhibits-(Continued)

Exhibit Number		Page

10.4	Third Amendment to Credit Agreement dated May 27, 2004, by and among Texas Industries, Inc., the borrowers and other obligated parties named therein, Bank of America, N.A., as Administrative Agent, and the other Lenders named therein.	**

12.1	Computation of Ratios of Earnings to Fixed Charges	54

14.1	Code of Ethics	**

21.1	Subsidiaries of the Registrant	55

23.1	Consent of Independent Registered Public Accounting Firm	56

24.1	Power of Attorney for certain members of the Board of Directors	57

31.1	Certification of Chief Executive Officer	58

31.2	Certification of Chief Financial Officer	59

32.1	Section 1350 Certification of Chief Executive Officer	60

32.2	Section 1350 Certification of Chief Financial Officer	61

*	Previously filed and incorporated herein by reference.
**	Electronically filed only.