Form 10-Q
period 2004-08-31
TEXAS INDUSTRIES INC
filed 2004-10-08
CIK 97472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2004

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

There were 21,677,161 shares of the Registrant’s Common Stock, $1.00 par value, outstanding as of October 4, 2004.

INDEX

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	(Unaudited) August 31, 2004	May 31, 2004
In thousands
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$123,777	$141,628
Accounts receivable - net	214,395	211,535
Inventories	287,825	266,533
Deferred taxes and prepaid expenses	35,915	34,954

TOTAL CURRENT ASSETS	661,912	654,650

OTHER ASSETS
Goodwill	146,474	146,474
Real estate and investments	100,940	47,006
Deferred charges and intangibles	31,548	32,354

	278,962	225,834
PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	221,387	220,812
Buildings	101,168	101,192
Machinery and equipment	1,734,046	1,733,065
Construction in progress	29,947	24,405

	2,086,548	2,079,474
Less depreciation and depletion	1,037,619	1,015,825

	1,048,929	1,063,649

	$1,989,803	$1,944,133

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$118,443	$108,557
Accrued interest, wages and other items	65,607	78,699
Current portion of long-term debt	696	699

TOTAL CURRENT LIABILITIES	184,746	187,955

LONG-TERM DEBT	607,640	598,412

CONVERTIBLE SUBORDINATED DEBENTURES	199,937	199,937

DEFERRED INCOME TAXES AND OTHER CREDITS	198,333	195,845

SHAREHOLDERS’ EQUITY
Common stock, $1 par value	25,067	25,067
Additional paid-in capital	262,105	261,455
Retained earnings	602,879	568,596
Cost of common stock in treasury	(86,422)	(88,652)
Pension liability adjustment	(4,482)	(4,482)

	799,147	761,984

	$1,989,803	$1,944,133

See notes to consolidated financial statements.

(Unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Three months ended August 31,
In thousands except per share	2004	2003
NET SALES	$499,854	$376,038

COSTS AND EXPENSES (INCOME)
Cost of products sold	405,968	352,655
Selling, general and administrative	26,564	25,603
Interest	17,061	19,791
Loss on early retirement of debt	—	11,246
Other income	(3,545)	(6,196)

	446,048	403,099

INCOME (LOSS) BEFORE INCOME TAXES AND
ACCOUNTING CHANGE	53,806	(27,061)

Income taxes (benefit)	17,923	(12,427)

INCOME (LOSS) BEFORE ACCOUNTING CHANGE	35,883	(14,634)

Cumulative effect of accounting change - net of income taxes	—	(1,071)

NET INCOME (LOSS)	$35,883	$(15,705)

Basic earnings (loss) per share
Income (loss) before accounting change	$1.68	$(.69)
Cumulative effect of accounting change	—	(.05)

Net income (loss)	$1.68	$(.74)

Diluted earnings (loss) per share
Income (loss) before accounting change	$1.51	$(.69)
Cumulative effect of accounting change	—	(.05)

Net income (loss)	$1.51	$(.74)

Average shares outstanding
Basic	21,356	21,146
Diluted	24,992	21,146

Cash dividends per share	$.075	$.075

See notes to consolidated financial statements.

(Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Three months ended August 31,
In thousands	2004	2003
OPERATING ACTIVITIES
Net income (loss)	$35,883	$(15,705)
Adjustments to reconcile net income (loss) to net cash
Cumulative effect of accounting change	—	1,071
Loss on early retirement of debt	—	11,246
Gain on disposal of assets	(1,760)	(1,361)
Depreciation, depletion and amortization	23,675	24,127
Deferred taxes (benefit)	10,336	(12,607)
Other - net	(130)	957
Changes in operating assets and liabilities
Receivables repurchased	—	(115,514)
Accounts receivable - net	(2,926)	(2,542)
Inventories and prepaid expenses	(21,982)	14,346
Accounts payable and accrued liabilities	(752)	10,660
Other credits	1,510	1,819

Net cash provided (used) by operations	43,854	(83,503)

INVESTING ACTIVITIES
Capital expenditures	(9,245)	(7,497)
Proceeds from disposal of assets	2,137	1,806
Investments in life insurance contracts	(53,829)	(519)
Other - net	(1,934)	(1,224)

Net cash used by investing	(62,871)	(7,434)

FINANCING ACTIVITIES
Long-term borrowings	—	717,731
Debt retirements	(5)	(591,236)
Debt issuance costs	—	(15,834)
Debt retirement costs	—	(8,505)
Common dividends paid	(1,600)	(1,581)
Other - net	2,771	(490)

Net cash provided by financing	1,166	100,085

Increase (decrease) in cash and cash equivalents	(17,851)	9,148

Cash and cash equivalents at beginning of period	141,628	6,204

Cash and cash equivalents at end of period	$123,777	$15,352

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 2004, are not necessarily indicative of the results that may be expected for the year ended May 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2004.

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

Cash and Cash Equivalents. Investments with maturities of less than 90 days when purchased are classified as cash equivalents and consist primarily of money market funds and investment grade commercial paper issued by major corporations and financial institutions. Cash and cash equivalents includes $26.7 million used to support letters of credit.

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

Goodwill. Management tests goodwill for impairment at least annually by each reporting unit. If the carrying amount of the goodwill exceeds its fair value an impairment loss is recognized. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the applicable reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future prices for the Company’s products, capital needs, economic trends and other factors. Goodwill identified with CAC’s California cement operations resulted from the acquisition of Riverside Cement Company. Goodwill identified with Steel’s Texas operations resulted from the acquisition of Chaparral Steel Company. In each case the fair value of the respective reporting unit exceeds its carrying value. The carrying value of CAC goodwill was $61.3 million and the carrying value of Steel goodwill was $85.2 million at both August 31, 2004 and May 31, 2004.

Real Estate and Investments. Surplus real estate and real estate acquired for development of high quality industrial, office or multi-use parks totaled $11.2 million at both August 31, 2004 and May 31, 2004.

Investments are composed primarily of life insurance contracts that may be used to fund certain Company benefit agreements. The contracts, recorded at their net cash surrender value, totaled $88.2 million (net of distributions of $1.3 million) at August 31, 2004 and $34.2 million (net of distributions of $52.5 million) at May 31, 2004. During the August 2004 quarter distributed amounts totaling $51.2 million were repaid. Charges incurred on the distributions of $100,000 and $900,000 in the three-month periods ended August 31, 2004 and 2003, respectively, were included in interest expense.

Deferred Charges and Intangibles. Deferred charges are composed primarily of debt issuance costs that totaled $19.1 million and $19.7 million at August 31, 2004 and May 31, 2004, respectively. The costs are associated with various debt issues and amortized over the term of the related debt.

Intangibles are composed of non-compete agreements and other intangibles with finite lives being amortized on a straight-line basis over periods of 5 to 15 years. Their carrying value, adjusted for write-offs, totaled $2.0 million (net of accumulated amortization of $2.6 million) at August 31, 2004 and $2.1 million (net of accumulated amortization of $3.8 million) at May 31, 2004. Amortization expense incurred was $100,000 in both three-month periods ended August 31, 2004 and 2003. Estimated amortization expense for each of the five succeeding years is $400,000 in 2005 and $300,000 per year thereafter.

Other Credits. Other credits of $60.4 million at August 31, 2004 and $68.5 million at May 31, 2004 are composed primarily of liabilities related to the Company’s retirement plans, deferred compensation agreements and asset retirement obligations.

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

The Company incurs legal obligations for asset retirement as part of its normal CAC and Steel operations related to land reclamation, plant removal and Resource Conservation and Recovery Act closures. Prior to the adoption of SFAS No. 143, the Company generally accrued for land reclamation obligations related to its aggregate mining process on the unit of production basis and for its other obligations as incurred. Determining the amount of an asset retirement liability requires estimating the future cost of contracting with third parties to perform the obligation. The estimate is significantly impacted by, among other considerations, management’s assumptions regarding the scope of the work required, labor costs, inflation rates, market-risk premiums and closure dates. The initial application of the new rules at June 1, 2003, resulted in an increase in net property, plant and equipment of $500,000, a net increase in asset retirement obligation liabilities of $2.2 million and a pretax cumulative charge of $1.7 million.

Changes in the Company’s asset retirement obligations are as follows:

	Three months ended August 31,
In thousands	2004	2003
Balance at beginning of period	$4,992	$—
Initial obligation	—	4,092
Accretion expense	90	69
Settlements	(105)	(101)

Balance at end of period	$4,977	$4,060

Pension Liability Adjustment. The pension liability adjustment to shareholders’ equity of $4.5 million at both August 31, 2004 and May 31, 2004 (net of tax of $2.4 million) relates to a defined benefit retirement plan covering approximately 600 employees and retirees of an acquired subsidiary. Comprehensive income or loss consists of net income or loss and the pension liability adjustment to shareholders’ equity. Comprehensive income (loss) was the same as net income (loss) for the three-month periods ended August 31, 2004 and 2003.

Net Sales. Sales are recognized when title has transferred and products are delivered. The Company includes delivery fees in the amount it bills customers to the extent needed to recover the Company’s cost of freight and delivery. Net sales are presented as revenues including these delivery fees.

Other Income. Other income includes routine sales of surplus operating assets and real estate resulting in gains of $1.8 million and $1.4 million in the three-month periods ended August 31, 2004 and 2003, respectively. Also included in other income was $4.2 million resulting from the Company’s litigation against certain graphite electrode suppliers in the three-month period ended August 31, 2003.

Income Taxes. Accounting for income taxes uses the liability method of recognizing and classifying deferred income taxes. The Company joins in filing a consolidated return with its subsidiaries. Current and deferred tax expense is allocated among the members of the group based on a stand-alone calculation of the tax of the individual member.

Earnings Per Share (“EPS”). Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding during the period including certain contingently issuable shares.

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

Diluted EPS adjusts net income and the outstanding shares for the dilutive effect of convertible subordinated debentures, stock options and awards.

Basic and Diluted EPS are calculated as follows:

	Three months ended August 31,
In thousands except per share	2004	2003
Earnings
Income (loss) before accounting change	$35,883	$(14,634)
Cumulative effect of accounting change	—	(1,071)

Net income (loss)	$35,883	$(15,705)

Shares
Weighted-average shares outstanding	21,290	21,074
Contingently issuable shares	66	72

Basic weighted-average shares	21,356	21,146

Convertible subordinated debentures	2,888	—
Stock option and award dilution	748	—

Diluted weighted-average shares*	24,992	21,146

Basic earnings (loss) per share
Income (loss) before accounting change	$1.68	$(.69)
Cumulative effect of accounting change	—	(.05)

Net income (loss)	$1.68	$(.74)

Diluted earnings (loss) per share
Income (loss) before accounting change	$1.51	$(.69)
Cumulative effect of accounting change	—	(.05)

Net income (loss)	$1.51	$(.74)

* Shares excluded due to antidilutive effect
Convertible subordinated debentures	—	2,888
Stock options and awards	519	3,292

Stock-based Compensation. The Company accounts for employee stock options using the intrinsic value method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” as allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Generally, no expense is recognized related to the Company’s stock options because the exercise price of each option is equal to the market value of the underlying common stock on the date of grant.

If the Company had applied the fair value recognition provisions of SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts:

	Three months ended August 31,
In thousands except per share	2004	2003
Net income (loss)
As reported	$35,883	$(15,705)
Plus: stock-based compensation included in the determination of net income (loss) as reported, net of tax	452	27
Less: fair value of stock-based compensation, net of tax	(1,262)	(968)

Pro forma	$35,073	$(16,646)

Basic earnings (loss) per share
As reported	$1.68	$(.74)
Pro forma	1.64	(.79)

Diluted earnings (loss) per share
As reported	$1.51	$(.74)
Pro forma	1.47	(.79)

WORKING CAPITAL

Working capital totaled $477.2 million at August 31, 2004, compared to $466.7 million at May 31, 2004.

Accounts receivable are presented net of allowances for doubtful receivables of $3.9 million at August 31, 2004 and $5.3 million at May 31, 2004. Provisions for bad debts charged to expense were $300,000 and $2.3 million in the three-month periods ended August 31, 2004 and 2003, respectively. Uncollectible accounts written off amounted to $1.7 million and $300,000 in the three-month periods ended August 31, 2004 and 2003, respectively.

Inventories consist of:

In thousands	August 31, 2004	May 31, 2004
Finished products	$100,743	$86,395
Work in process	57,439	56,440
Raw materials and supplies	129,643	123,698

	$287,825	$266,533

Inventories are stated at cost (not in excess of market) primarily using the last-in, first-out (“LIFO”) method. If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $52.6 million at August 31, 2004 and $49.7 million at May 31, 2004.

Accrued interest, wages and other items consist of:

In thousands	August 31, 2004	May 31, 2004
Interest	$13,547	$28,412
Employee compensation	21,324	27,142
Income taxes	6,290	686
Property taxes and other	24,446	22,459

	$65,607	$78,699

LONG-TERM DEBT

Long-term debt is comprised of the following:

In thousands	August 31, 2004	May 31, 2004
Senior secured credit facility expiring in 2007	$—	$—
Senior notes due in 2011, interest rate 10.25%	600,000	600,000
Interest rate swaps
Fair value adjustment	(3,054)	(12,570)
Unamortized gains on termination	7,814	8,102
Pollution control bonds due through 2007, interest rate 3.38% (75% of prime)	3,175	3,175
Other	401	404

	608,336	599,111
Less current maturities	696	699

	$607,640	$598,412

Maturities of long-term debt for each of the five succeeding years are $700,000 per year through 2007, $1.1 million for 2008 and none for 2009.

Senior Secured Credit Facility. The Company has available a $100 million senior secured credit facility expiring June 6, 2007. Borrowings bear annual interest at either the LIBOR rate plus 2.0% or the prime rate. These interest rate margins are subject to performance price adjustments. Commitment fees at an annual rate of .375% are paid on the unused portion of the facility.

No borrowings were outstanding under the facility at August 31, 2004; however, $26.7 million of the facility was utilized to support letters of credit. Borrowings under the facility are limited based on the net amounts of eligible accounts receivable. In addition, there is the requirement to meet certain financial tests and to maintain certain financial ratios if the excess availability under the facility falls below $30 million, including maintaining a fixed charge coverage ratio and meeting a minimum tangible net worth test.

The agreement contains covenants restricting, among other things, prepayment or redemption of notes, distributions, repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. Cash dividends paid on common stock are limited to an annual amount of $7.0 million.

The facility is collateralized by first priority liens on substantially all of the Company’s existing and future acquired accounts receivable, inventory, deposit accounts, and certain of its general intangibles. The Company may terminate the facility at any time, and under certain circumstances may be required to pay a termination fee.

Senior Notes. The senior notes represent general unsecured senior obligations of the Company. The terms of the notes contain covenants that among other things provide for restrictions on the payment of dividends or repurchasing common stock, making certain investments, incurring additional debt or selling preferred stock, creating liens, and transferring assets. The Company is also required to reinvest through capital expenditures the net proceeds from asset sales within 360 days of their receipt. To the extent that the amount not reinvested exceeds $10 million, the Company must make an offer to all note holders to purchase the maximum principal amount of notes that may be purchased out of the remaining proceeds at an offer price equal to 100% of principal amount plus accrued and unpaid interest and liquidated damages, if any, to the date of purchase. The Company has a requirement to reinvest through capital expenditures approximately $15.4 million prior to February 2005. These capital expenditures may be funded, if necessary, from borrowings under the Company’s long-term senior secured credit facility. At any time prior to June 15, 2006, the Company may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 110.25% of the principal amount thereof, plus accrued interest, with the net cash proceeds from certain equity offerings. In addition, at any time on or prior to June 15, 2007, the Company may redeem all or part of the notes at a redemption price equal to the sum of the principal amount thereof, plus accrued interest and a make-whole premium. After June 15, 2007, the Company may redeem all or a part of the notes at a redemption price of 105.125% in 2007, 102.563% in 2008 and 100% in 2009 and thereafter.

Interest Rate Swaps. The Company has outstanding interest rate swap agreements that have the economic effect of modifying the interest obligations associated with $100 million and $200 million of the senior notes, effective January 30, 2004 and April 6, 2004, respectively, such that the interest payable effectively becomes variable based on six-month LIBOR, set on June 15th and December 15th of each year. The interest rate swaps have been designated as fair value hedges and have no ineffective portion. The notional amounts and the termination dates match the principal amounts and maturities of the $300 million portion of the outstanding senior notes. As a result of the interest rate swaps, the current effective interest rate on the hedged portion of the senior notes was reduced to 7.98%.

The amount of interest paid was $33.8 million and $6.4 million in the three-month periods ended August 31, 2004 and 2003, respectively. No interest was capitalized in either of the three-month periods ended August 31, 2004 and 2003.

CONVERTIBLE SUBORDINATED DEBENTURES

On June 5, 1998, the Company issued $206.2 million aggregate principal amount of 5.5% convertible subordinated debentures due June 30, 2028 (the “Debentures”). TXI Capital Trust I (the “Trust”), a Delaware business trust 100% owned by the Company, issued 4,000,000 of its 5.5% Shared Preference Redeemable Securities (“Preferred Securities”) to the public for gross proceeds of $200 million. The combined proceeds from the issuance of the Preferred Securities and the issuance to the Company of the common securities of the Trust were invested by the Trust in the Debentures. At August 31, 2004, 3,998,744 Preferred Securities representing an undivided beneficial interest in $199.9 million of the $206.1 million aggregate principal amount of Debentures issued were outstanding.

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

SHAREHOLDERS’ EQUITY

Common stock consists of:

	August 31, 2004	May 31, 2004
In thousands
Shares authorized	40,000	40,000
Shares outstanding	21,369	21,201
Shares held in treasury	3,698	3,866
Shares reserved for stock options and other	2,957	3,182

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

A summary of option transactions for the three-month period ended August 31, 2004, follows:

	Shares Under Option	Weighted-Average Option Price
Outstanding at May 31, 2004	3,102,268	$28.89
Exercised	(216,372)	21.66
Canceled	(5,500)	29.90

Outstanding at August 31, 2004	2,880,396	$29.43

There were 1,807,756 shares exercisable at August 31, 2004. Outstanding options expire on various dates to May 15, 2013.

INCOME TAXES

Federal income taxes for the interim periods ended August 31, 2004 and August 31, 2003, have been included in the accompanying financial statements on the basis of an estimated annual rate. The primary reason that the tax rate differs from the 35% statutory corporate rate is due to percentage depletion that is tax deductible and state income tax expense. Applying these differences to the estimated current year pretax income resulted in an estimated annualized effective tax rate for 2004 of 33.3% compared to 45.3% for 2003. The tax benefit attributed to cumulative effect of accounting change in 2003 is based on the incremental tax rate of 35%. The Company made no income tax payments in the three-month period ended August 31, 2004, and income tax payments of $700,000 in the three-month period ended August 31, 2003.

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

RETIREMENT PLANS

Approximately 600 employees and retirees of Riverside Cement Company are covered by a defined benefit pension plan and a postretirement health benefit plan. The amount of the defined benefit pension plan and postretirement health benefit plan expense charged to costs and expenses in the three-month periods ended August 31, 2004 and 2003, are as follows:

	Pension Benefit		Health Benefit
In thousands	2004	2003	2004	2003
Service cost	$109	$229	$23	$67
Interest cost	644	591	123	192
Expected return on plan assets	(610)	(503)	—	—
Amortization of prior service cost	—	—	(211)	(86)
Amortization of net actuarial loss	125	233	226	210

	$268	$550	$161	$383

The U.S. Medicare Prescription Drug Improvement and Modernization Act of 2003 provides a new federal prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health benefit plans that provide a benefit that meets certain criteria. The Company’s postretirement health benefit plan currently provides certain prescription drug benefits to eligible participants. Financial Accounting Standards Board Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” is effective for the first interim period beginning after June 15, 2004, and provides that an employer shall measure the accumulated plan benefit obligation and net periodic postretirement benefit cost taking into account any subsidy received under the Act. The Company does not expect that the adoption of FASB Staff Position No. 106-2 will have a material impact on the financial statements of the Company.

The Company has a series of financial security plans (“FSP”) that are non-qualified defined benefit plans providing death and retirement benefits to substantially all of the Company’s executive and key managerial employees. The plans are contributory but not funded.

Life insurance contracts have been purchased that may be used to fund the FSP payments. These insurance contracts, recorded at their net cash surrender value, totaled $88.2 million (net of distributions of $1.3 million) at August 31, 2004.

The amount of FSP benefit expense charged to costs and expenses in the three-month periods ended August 31, 2004 and 2003, are as follows:

	FSP Benefit
In thousands	2004	2003
Service cost	$572	$515
Interest cost	469	463
Amortization of transition amount	45	47
Recognized actuarial gain	—	(14)
Participant contributions	(136)	(134)

	$950	$877

BUSINESS SEGMENTS

The Company has two reportable segments: cement, aggregate and concrete products (the “CAC” segment) and steel (the “Steel” segment). The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because of significant differences in manufacturing processes, distribution and markets served. Through the CAC segment, the Company produces and sells cement, stone, sand and gravel, ready-mix concrete, expanded shale and clay aggregate, and other products. Through the Steel segment, the Company produces and sells structural steel, piling products, special bar quality products, merchant bar quality rounds, reinforcing bar and channels. Operating profit is net sales less operating costs and expenses, excluding general corporate expenses and interest expense. Operating results and certain other financial data for the Company’s business segments are presented on pages 20 and 21 under “Business Segments” of Management’s Discussion and Analysis of Financial Condition and Results of Operations, and are incorporated herein by reference.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company’s senior notes were issued by Texas Industries, Inc. (the parent company), which has no independent assets or operations, excluding amounts related to its investments in its subsidiaries and financing activities. All consolidated subsidiaries of the Company are 100% owned and, excluding the Company’s former accounts receivable subsidiary and other minor subsidiaries without operations or material assets, provided a joint and several, full and unconditional guarantee of the securities. There are no significant restrictions on the parent company’s ability to obtain funds from any of the guarantor subsidiaries in the form of a dividend or loan. Additionally, there are no significant restrictions on the various guarantor subsidiaries’ ability to obtain funds from its direct or indirect subsidiaries.

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

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating balance sheet at August 31, 2004

Cash and cash equivalents	$118,905	$4,872	$—	$—	$123,777
Accounts receivable - net	—	214,395	—	—	214,395
Inventories	—	287,825	—	—	287,825
Deferred taxes and prepaid expenses	214	35,701	—	—	35,915

Total current assets	119,119	542,793	—	—	661,912
Goodwill	—	146,474	—	—	146,474
Real estate and investments	—	100,940	—	—	100,940
Deferred charges and intangibles	19,091	12,457	—	—	31,548
Deferred income taxes	34,035	—	—	(34,035)	—
Investment in subsidiaries	1,129,677	—	—	(1,129,677)	—
Intercompany receivables	841,491	507,662	—	(1,349,153)	—
Property, plant and equipment - net	—	1,049,437	—	(508)	1,048,929

Total assets	$2,143,413	$2,359,763	$—	$(2,513,373)	$1,989,803

Accounts payable	$35	$118,408	$—	$—	$118,443
Accrued interest, wages and other items	19,397	46,210	—	—	65,607
Current portion of long-term debt	680	16	—	—	696

Total current liabilities	20,112	164,634	—	—	184,746
Intercompany payables	507,662	841,491	—	(1,349,153)	—
Long-term debt	607,255	385	—	—	607,640
Convertible subordinated debentures	199,937	—	—	—	199,937
Deferred income taxes and other credits	4,818	227,704	—	(34,189)	198,333
Shareholders’ equity	803,629	1,125,549	—	(1,130,031)	799,147

Total liabilities and shareholders’ equity	$2,143,413	$2,359,763	$—	$(2,513,373)	$1,989,803

Condensed consolidating balance sheet at May 31, 2004

Cash and cash equivalents	$134,813	$6,815	$—	$—	$141,628
Accounts receivable - net	—	211,535	—	—	211,535
Inventories	—	266,533	—	—	266,533
Deferred taxes and prepaid expenses	37	34,917	—	—	34,954

Total current assets	134,850	519,800	—	—	654,650
Goodwill	—	146,474	—	—	146,474
Real estate and investments	—	47,006	—	—	47,006
Deferred charges and intangibles	21,687	10,667	—	—	32,354
Deferred income taxes	32,053	—	—	(32,053)	—
Investment in subsidiaries	1,083,377	—	—	(1,083,377)	—
Intercompany receivables	765,806	429,398	—	(1,195,204)	—
Property, plant and equipment - net	—	1,064,157	—	(508)	1,063,649

Total assets	$2,037,773	$2,217,502	$—	$(2,311,142)	$1,944,133

Accounts payable	$35	$108,522	$—	$—	$108,557
Accrued interest, wages and other items	29,088	49,611	—	—	78,699
Current portion of long-term debt	680	19	—	—	699

Total current liabilities	29,803	158,152	—	—	187,955
Intercompany payables	429,398	765,806	—	(1,195,204)	—
Long-term debt	598,027	385	—	—	598,412
Convertible subordinated debentures	199,937	—	—	—	199,937
Deferred income taxes and other credits	14,142	213,910	—	(32,207)	195,845
Shareholders’ equity	766,466	1,079,249	—	(1,083,731)	761,984

Total liabilities and shareholders’ equity	$2,037,773	$2,217,502	$—	$(2,311,142)	$1,944,133

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating statement of operations for three months ended August 31, 2004

Net sales	$—	$499,854	$—	$—	$499,854
Costs and expenses (income)
Cost of products sold	—	405,968	—	—	405,968
Selling, general and administrative	319	26,245	—	—	26,564
Interest	16,936	1,007	—	(882)	17,061
Loss on early retirement of debt	—	—	—	—	—
Other income	(1,229)	(3,198)	—	882	(3,545)

	16,026	430,022	—	—	446,048

Income (loss) before the following items	(16,026)	69,832	—	—	53,806
Income taxes (benefit)	(5,609)	23,532	—	—	17,923

	(10,417)	46,300	—	—	35,883
Accounting change - net of income taxes	—	—	—	—	—
Equity in earnings (loss) of subsidiaries	46,300	—	—	(46,300)	—

Net income (loss)	$35,883	$46,300	$—	$(46,300)	$35,883

Condensed consolidating statement of operations for three months ended August 31, 2003

Net sales	$—	$376,038	$—	$—	$376,038
Costs and expenses (income)
Cost of products sold	—	352,655	—	—	352,655
Selling, general and administrative	132	25,435	36	—	25,603
Interest	19,063	1,809	31	(1,112)	19,791
Loss on early retirement of debt	11,246	—	—	—	11,246
Other income	(1,133)	(6,300)	(67)	1,304	(6,196)

	29,308	373,599	—	192	403,099

Income (loss) before the following items	(29,308)	2,439	—	(192)	(27,061)
Income taxes (benefit)	(10,258)	(2,102)	—	(67)	(12,427)

	(19,050)	4,541	—	(125)	(14,634)
Accounting change - net of income taxes	—	(1,071)	—	—	(1,071)
Equity in earnings (loss) of subsidiaries	3,345	—	—	(3,345)	—

Net income (loss)	$(15,705)	$3,470	$—	$(3,470)	$(15,705)

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating statement of cash flows for three months ended August 31, 2004

Net cash provided (used) by operations	$(17,140)	$60,994	$—	$—	$43,854

Investing activities
Capital expenditures	—	(9,245)	—	—	(9,245)
Proceeds from disposal of assets	—	2,137	—	—	2,137
Investments in life insurance contracts	—	(53,829)	—	—	(53,829)
Other - net	—	(1,934)	—	—	(1,934)

Net cash used by investing	—	(62,871)	—	—	(62,871)

Financing activities
Long-term borrowings	—	—	—	—	—
Debt retirements	—	(5)	—	—	(5)
Debt issuance costs	—	—	—	—	—
Debt retirement costs	—	—	—	—	—
Common dividends paid	(1,600)	—	—	—	(1,600)
Other - net	2,832	(61)	—	—	2,771

Net cash provided (used) by financing	1,232	(66)	—	—	1,166

Increase (decrease) in cash and cash equivalents	(15,908)	(1,943)	—	—	(17,851)

Cash and cash equivalents at beginning of period	134,813	6,815	—	—	141,628

Cash and cash equivalents at end of period	$118,905	$4,872	$—	$—	$123,777

Condensed consolidating statement of cash flows for three months ended August 31, 2003

Net cash provided (used) by operations	$(88,174)	$4,676	$(5)	$—	$(83,503)

Investing activities
Capital expenditures	—	(7,497)	—	—	(7,497)
Proceeds from disposal of assets	—	1,806	—	—	1,806
Investments in life insurance contracts	—	(519)	—	—	(519)
Other - net	—	(1,224)	—	—	(1,224)

Net cash used by investing	—	(7,434)	—	—	(7,434)

Financing activities
Long-term borrowings	717,731	—	—	—	717,731
Debt retirements	(591,231)	(5)	—	—	(591,236)
Debt issuance costs	(15,834)	—	—	—	(15,834)
Debt retirement costs	(8,505)	—	—	—	(8,505)
Common dividends paid	(1,581)	—	—	—	(1,581)
Other - net	(7)	(483)	—	—	(490)

Net cash provided (used) by financing	100,573	(488)	—	—	100,085

Increase (decrease) in cash and cash equivalents	12,399	(3,246)	(5)	—	9,148

Cash and cash equivalents at beginning of period	4,161	2,038	5	—	6,204

Cash and cash equivalents at end of period	$16,560	$(1,208)	$—	$—	$15,352

EXHIBIT A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Texas Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Texas Industries, Inc. and subsidiaries (the Company) as of August 31, 2004, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended August 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Accounting Oversight Board (United States), the consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of May 31, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended [not presented herein], and in our report dated June 30, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

September 23, 2004

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of operations and financial condition for the three-month period ended August 31, 2004 to the three-month period ended August 31, 2003.

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

	Three months ended August 31,
In thousands	2004	2003

TOTAL SALES
Cement	$104,357	$90,885
Ready-mix	54,519	52,425
Stone, sand & gravel	32,524	32,205
Structural mills	207,119	128,479
Bar mill	62,621	33,146

UNITS SHIPPED
Cement (tons)	1,449	1,323
Ready-mix (cubic yards)	939	905
Stone, sand & gravel (tons)	5,830	5,883
Structural mills (tons)	387	394
Bar mill (tons)	106	99

NET SALES
Cement	$88,935	$75,905
Ready-mix	54,464	52,356
Stone, sand & gravel	24,082	24,082
Other products	24,465	28,724
Delivery fees	17,127	15,305

TOTAL CAC	209,073	196,372

Structural mills	207,119	128,479
Bar mill	62,621	33,146
Other products	7,013	4,683
Delivery fees	14,028	13,358

TOTAL STEEL	290,781	179,666

TOTAL NET SALES	$499,854	$376,038

	Three months ended August 31,
In thousands	2004	2003

CAC OPERATIONS
Gross profit	$42,319	$41,200
Less: Depreciation, depletion & amortization	11,047	11,473
Selling, general & administrative	12,589	11,297
Other income	(2,623)	(1,771)

OPERATING PROFIT	21,306	20,201

STEEL OPERATIONS
Gross profit	74,608	5,609
Less: Depreciation & amortization	12,177	12,178
Selling, general & administrative	7,007	7,466
Other income	(504)	(3,941)

OPERATING PROFIT (LOSS)	55,928	(10,094)

TOTAL OPERATING PROFIT	77,234	10,107

CORPORATE RESOURCES
Other income	418	484
Less: Depreciation & amortization	451	476
Selling, general & administrative	6,334	6,139

	(6,367)	(6,131)

INTEREST EXPENSE	(17,061)	(19,791)

LOSS ON EARLY RETIREMENT OF DEBT	—	(11,246)

INCOME (LOSS) BEFORE INCOME TAXES AND ACCOUNTING CHANGE	$53,806	$(27,061)

RESULTS OF OPERATIONS

CAC Operations

CAC operating profit increased $1.1 million from the prior year period. Overall demand in the Company’s Texas and California markets continues to remain solid.

Net Sales. CAC sales at $209.1 million increased 6% from the prior year period. Total cement sales increased $13.5 million on 5% higher average trade prices and 10% higher shipments. Total ready-mix sales increased $2.1 million on 4% higher volume and comparable average trade prices. Total aggregate sales increased $300,000 as 4% higher average trade prices offset somewhat lower shipments. Record levels of rainfall for summer 2004 restricted shipments in certain Texas markets.

Operating Costs. CAC cost of products sold at $177.6 million, including depreciation, depletion and amortization, increased $11.2 million from the prior year period on higher cement shipments and ready-mix distribution costs.

Selling, general and administrative expense at $12.8 million, including depreciation and amortization, increased $1.3 million from the prior year period primarily due to higher incentive compensation and general expenses.

Other income at $2.6 million increased $800,000 due to higher gains from the disposal of surplus operating assets.

Steel Operations

Steel operating profit increased $66.0 million from the prior year period. Margins that began to recover in January 2004 have generally stabilized as higher selling prices have more than offset higher raw material costs despite continued low levels of nonresidential construction.

Net Sales. Steel sales at $290.8 million increased $111.1 million from the prior year period. Structural steel sales increased $78.6 million on 64% higher average realized prices and comparable shipments. Bar mill sales increased $29.5 million on 76% higher average realized prices and 7% higher shipments.

Operating Costs. Steel cost of products sold at $228.4 million, including depreciation and amortization, increased $42.1 million from the prior year period due to the effect of higher raw material costs on unit costs. During last year the Company experienced unprecedented increases in the cost of steel scrap and certain additives and alloys, the principal raw materials used in its steel production. Scrap cost increases have begun to moderate during the August 2004 quarter.

Selling, general and administration expense at $7.0 million decreased $500,000 from the prior year period as lower bad debt expense was partially offset by higher incentive compensation expense.

Other income in the prior year period included $4.2 million obtained from the Company’s litigation against certain graphite electrode suppliers.

Corporate Resources

Selling, general and administrative expense at $6.8 million, including depreciation and amortization, increased $200,000 from the prior year as higher incentive compensation expense was partially offset by lower general expenses.

Other income at $400,000 was comparable to the prior year period as higher interest income offset lower gains from disposal of corporate assets.

Interest Expense

Interest expense at $17.1 million decreased $2.7 million from the prior year period. The lower interest was primarily the result of the Company’s interest rate swaps on $300 million of the senior notes and the repayment of life insurance contract distributions.

Loss on Early Retirement of Debt

As a result of the June 2003 refinancing, the Company recognized an ordinary loss on early retirement of debt of $11.2 million in the prior year period.

Income Taxes

The Company’s effective tax rate is estimated at 33.3% compared to 45.3% in the prior year period. The primary reason that the tax rate differs from the 35% statutory corporate rate is due to percentage depletion that is tax deductible and state income tax expense.

Cumulative Effect of Accounting Change – Net of Income Taxes

Effective June 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” which applies to legal obligations associated with the retirement of long-lived assets. Application of the new rules resulted in a cumulative charge of $1.1 million, net of income taxes of $600,000 in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

In addition to cash on hand of $123.8 million at August 31, 2004, the Company’s sources of liquidity include cash from operations, borrowings available under its $100 million senior secured credit facility and distributions available under its investments in life insurance contracts.

Senior Secured Credit Facility. The Company has available a $100 million senior secured credit facility expiring June 6, 2007. Borrowings bear annual interest at either the LIBOR rate plus 2.0% or the prime rate. These interest rate margins are subject to performance price adjustments. Commitment fees at an annual rate of .375% are paid on the unused portion of the facility.

No borrowings were outstanding under the facility at August 31, 2004; however, $26.7 million of the facility was utilized to support letters of credit. Borrowings under the facility are limited based on the net amount of eligible accounts receivable. In addition, there is the requirement to meet certain financial tests and to maintain certain financial ratios if the excess availability under the facility falls below $30 million, including maintaining a fixed charge coverage ratio and meeting minimum tangible net worth test.

The agreement contains covenants restricting, among other things, prepayment or redemption of notes, distributions, repurchases of capital stock and other equity interest, acquisitions and investments, indebtedness, liens and affiliate transactions. Cash dividends paid on common stock are limited to an annual amount of $7.0 million.

The facility is collateralized by first priority liens on substantially all of the Company’s existing and future acquired accounts receivable, inventory, deposit accounts, and certain of its general intangibles. The Company may terminate the facility at any time, and under certain circumstances may be required to pay a termination fee.

Investments in Life Insurance Contracts. During the August 2004 quarter previous distributions received from its investments in life insurance contracts in the amount of $51.2 million were repaid. These funds are available for redistribution at the election of the Company.

The Company historically has financed major capital expansion projects with cash from operations and long-term borrowings. Working capital requirements and capital expenditures for normal replacement and technological upgrades of existing equipment and expansions of its operations are funded with cash from operations. The fiscal year 2005 capital expenditure budget for these activities is estimated currently at approximately $75 million. In addition, the Company leases certain mobile and other equipment used in its operations under operating leases that may in the normal course of business be renewed or replaced by subsequent leases.

We expect cash on hand, cash from operations, available borrowings under the senior secured credit facility and available distributions under the investments in life insurance contracts to be sufficient to provide funds for capital expenditure commitments, scheduled debt repayments and working capital needs for at least the next year.

Cash Flows

Net cash provided by operations was $43.9 million, compared to $83.5 million used in the prior year period. Operating cash flows excluding repurchases of trade receivables increased $11.8 million primarily as a result of increased net income and the related effect on deferred taxes partially offset by changes in working capital items. Steel inventories increased $27.7 million in anticipation of a scheduled shutdown to refurbish the Steel production facilities. In the prior year period, the Company funded the repurchase of $115.5 million of trade receivables out of the proceeds of the June 2003 refinancing.

Net cash used by investing activities was $62.9 million, compared to $7.4 million in the prior year period. Capital expenditures for normal replacement and technological upgrades of existing equipment and expansions of the Company’s operations excluding major plant expansions were $9.2 million, up $1.7 million from the prior year period. The Company increased its investments in life insurance contracts $53.3 million over the prior year period, primarily as a result of repaying $51.2 million in prior distributions.

Net cash provided by financing activities was $1.2 million, compared to $100.1 million in the prior year period. The proceeds from the June 2003 refinancing net of issuance and retirement costs funded the repurchase of trade receivables. The Company’s quarterly cash dividend of $.075 per common share remained unchanged from the prior year period.

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

Market Risk

The Company has not historically entered in to derivatives or other financial instruments for trading or speculative purposes. Because of the short duration of the Company’s investments, changes in market interest rates would not have a significant impact on their fair value.

The Company has $600 million of 10.25% fixed-rate senior notes outstanding. The fair value of the debt will vary as interest rates change.

The Company has entered into interest rate swap agreements on $300 million of the underlying fixed rate debt. The swaps change the characteristics of the interest payments from fixed rate payments to short-term LIBOR-based variable rate payments in order to achieve a mix of interest rates on the Company’s long-term debt which, over time, is expected to moderate financing costs. The swaps are sensitive to interest rate changes. For example, if short-term interest rates increase (decrease) by one percentage point, annual pretax interest expense would increase (decrease) by $3 million.

Critical Accounting Policies

The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Changes in the facts and circumstances could have a significant impact on the resulting financial statements. The critical accounting policies that affect its more complex judgments and estimates are described in the Company’s Annual Report on Form 10-K for the year ended May 31, 2004.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the

Private Securities Litigation Reform Act of 1995

Certain statements contained in this quarterly report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the impact of competitive pressures and changing economic and financial conditions on the Company’s business, construction activity in the Company’s markets, abnormal periods of inclement weather, changes in the cost of raw materials, fuel and energy, and the impact of environmental laws and other regulations. For further information refer to the Company’s Annual Report on Form 10-K for the year ended May 31, 2004.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this item is included in the section of the Notes to Consolidated Financial Statements entitled “Legal Proceedings and Contingent Liabilities” presented in Part I on page 14 and incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The shares of the Registrant’s Common Stock, $1 par value, are traded on the New York Stock Exchange (ticker symbol TXI). The restriction on the payment of dividends described in the Notes to Consolidated Financial Statements entitled “Long-term Debt” on pages 11 and 12 is incorporated herein by reference.

The Company is restricted by its loan covenants from purchasing its Common Stock on the open market. However, the Company repurchases shares of Common Stock in connection with so-called “stock swap exercises” of employee stock options in which shares are surrendered or deemed surrendered to the Company to pay the exercise price or to satisfy tax withholding obligations. The following table presents information with respect to such repurchases which occurred during the three-month period ended August 31, 2004.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 1, 2004 - June 30, 2004	49,802	37.22	N/A	N/A
July 1, 2004 - July 31, 2004	—	—	N/A	N/A
August 1, 2004 - August 31, 2004	—	—	N/A	N/A

Total	49,802	37.22	N/A	N/A

Item 6. Exhibits

The following exhibits are included herein:

(10.1) Employment Agreement, dated as of June 1, 2004 as between the Company and Mel G. Brekhus

(12.1) Computation of Ratios of Earnings to Fixed Charges

(15.1) Letter re: Unaudited Interim Financial Information

(31.1) Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2) Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

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

TEXAS INDUSTRIES, INC.

October 8, 2004	/s/ Richard M. Fowler
Richard M. Fowler
Executive Vice President - Finance and Chief Financial Officer
(Principal Financial Officer)

October 8, 2004	/s/ James R. McCraw
James R. McCraw
Vice President – Accounting and Information Services
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibits		Page
10.1	Employment Agreement, dated as of June 1, 2004 as between the Company and Mel G. Brekhus	**

12.1	Computation of Ratios of Earnings to Fixed Charges	29

15.1	Letter re: Unaudited Interim Financial Information	30

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	31

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	32

32.1	Section 1350 Certification of Chief Executive Officer	33

32.2	Section 1350 Certification of Chief Financial Officer	34

**	Electronically filed only.