Form 10-Q
period 2004-11-30
TEXAS INDUSTRIES INC
filed 2005-01-07
CIK 97472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

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

There were 22,215,046 shares of the Registrant’s Common Stock, $1.00 par value, outstanding as of January 4, 2005.

INDEX

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

In thousands	(Unaudited) November 30, 2004	May 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$181,941	$141,628
Accounts receivable - net	177,100	211,535
Inventories	330,487	266,533
Deferred income taxes and prepaid expenses	51,343	34,954

TOTAL CURRENT ASSETS	740,871	654,650

OTHER ASSETS
Goodwill	146,474	146,474
Real estate and investments	106,239	47,006
Deferred charges and intangibles	34,152	32,354

	286,865	225,834
PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	222,800	220,812
Buildings	101,213	101,192
Machinery and equipment	1,740,311	1,733,065
Construction in progress	38,572	24,405

	2,102,896	2,079,474
Less depreciation and depletion	1,059,919	1,015,825

	1,042,977	1,063,649

	$2,070,713	$1,944,133

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$112,545	$108,557
Accrued interest, wages and other items	87,021	78,699
Current portion of long-term debt	694	699

TOTAL CURRENT LIABILITIES	200,260	187,955

LONG-TERM DEBT	605,195	598,412

CONVERTIBLE SUBORDINATED DEBENTURES	199,937	199,937

DEFERRED INCOME TAXES AND OTHER CREDITS	208,825	195,845

SHAREHOLDERS’ EQUITY
Common stock, $1 par value	25,067	25,067
Additional paid-in capital	276,458	261,455
Retained earnings	632,192	568,596
Cost of common stock in treasury	(72,739)	(88,652)
Pension liability adjustment	(4,482)	(4,482)

	856,496	761,984

	$2,070,713	$1,944,133

See notes to consolidated financial statements.

(Unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Three months ended November 30,		Six months ended November 30,
In thousands except per share	2004	2003	2004	2003
NET SALES	$443,717	$368,559	$943,571	$744,597

COSTS AND EXPENSES (INCOME)
Cost of products sold	366,087	333,849	772,055	686,504
Selling, general and administrative	26,212	24,672	52,776	50,275
Interest	17,017	18,132	34,078	37,923
Loss on early retirement of debt	—	—	—	11,246
Other income	(11,746)	(90)	(15,291)	(6,286)

	397,570	376,563	843,618	779,662

INCOME (LOSS) BEFORE INCOME TAXES AND ACCOUNTING CHANGE	46,147	(8,004)	99,953	(35,065)

Income taxes (benefit)	15,190	(1,547)	33,113	(13,974)

INCOME (LOSS) BEFORE ACCOUNTING CHANGE	30,957	(6,457)	66,840	(21,091)

Cumulative effect of accounting change - net of income taxes	—	—	—	(1,071)

NET INCOME (LOSS)	$30,957	$(6,457)	$66,840	$(22,162)

Basic earnings (loss) per share
Income (loss) before accounting change	$1.42	$(.31)	$3.10	$(1.00)
Cumulative effect of accounting change	—	—	—	(.05)

Net income (loss)	$1.42	$(.31)	$3.10	$(1.05)

Diluted earnings (loss) per share
Income (loss) before accounting change	$1.28	$(.31)	$2.79	$(1.00)
Cumulative effect of accounting change	—	—	—	(.05)

Net income (loss)	$1.28	$(.31)	$2.79	$(1.05)

Average shares outstanding
Basic	21,804	21,153	21,580	21,150
Diluted	25,576	21,153	25,284	21,150

Cash dividends per share	$.075	$.075	$.15	$.15

See notes to consolidated financial statements.

(Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Six months ended November 30,
In thousands	2004	2003
OPERATING ACTIVITIES
Net income (loss)	$66,840	$(22,162)
Adjustments to reconcile net income (loss) to net cash
Cumulative effect of accounting change	—	1,071
Loss on early retirement of debt	—	11,246
Gain on disposal of assets	(2,279)	(1,292)
Depreciation, depletion and amortization	47,333	48,809
Deferred income taxes (benefit)	20,846	(14,334)
Income tax benefit from stock option exercises	7,000	—
Other - net	(340)	544
Changes in operating assets and liabilities
Receivables repurchased	—	(115,514)
Accounts receivable - net	34,482	1,615
Inventories and prepaid expenses	(77,046)	9,135
Accounts payable and accrued liabilities	11,344	25,121
Other credits	218	1,384

Net cash provided (used) by operations	108,398	(54,377)

INVESTING ACTIVITIES
Capital expenditures	(27,120)	(15,953)
Proceeds from disposal of assets	2,674	2,481
Investments in life insurance contracts	(57,761)	13
Other - net	(5,341)	(1,664)

Net cash used by investing	(87,548)	(15,123)

FINANCING ACTIVITIES
Long-term borrowings	—	718,097
Debt retirements	(348)	(591,969)
Debt issuance costs	—	(16,016)
Debt retirement costs	—	(8,505)
Proceeds from stock option exercises	23,116	27
Common dividends paid	(3,244)	(3,162)
Other - net	(61)	(26)

Net cash provided by financing	19,463	98,446

Increase in cash and cash equivalents	40,313	28,946

Cash and cash equivalents at beginning of period	141,628	6,204

Cash and cash equivalents at end of period	$181,941	$35,150

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

On December 14, 2004, the Company’s Board of Directors approved a plan to spin-off its wholly-owned steel business. While details of the spin-off have not been finalized the transaction is expected to take the form of a tax-free stock dividend to the Company’s shareholders. The transaction is subject to the following: confirmation that the distribution will be tax-free, continued favorable market conditions, satisfaction of U.S. Securities and Exchange Commission requirements and other customary conditions. It is expected that the distribution will be completed in the August 2005 quarter.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended November 30, 2004, are not necessarily indicative of the results that may be expected for the year ended May 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2004.

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

Goodwill. Management tests goodwill for impairment at least annually by each reporting unit. If the carrying amount of the goodwill exceeds its fair value an impairment loss is recognized. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the applicable reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future prices for the Company’s products, capital needs, economic trends and other factors. Goodwill identified with CAC’s California cement operations resulted from the acquisition of Riverside Cement Company. Goodwill identified with Steel’s Texas operations resulted from the acquisition of Chaparral Steel Company. In each case the fair value of the respective reporting unit exceeds its carrying value. The carrying value of CAC goodwill was $61.3 million and the carrying value of Steel goodwill was $85.2 million at both November 30, 2004 and May 31, 2004.

Real Estate and Investments. Surplus real estate and real estate acquired for development of high quality industrial, office or multi-use parks totaled $10.2 million and $11.2 million at November 30, 2004 and May 31, 2004, respectively.

Investments are composed primarily of life insurance contracts that may be used to fund certain Company benefit agreements. The contracts, recorded at their net cash surrender value, totaled $94.4 million (net of distributions of $1.3 million) at November 30, 2004 and $34.2 million (net of distributions of $52.5 million) at May 31, 2004. During the August 2004 quarter distributed amounts totaling $51.2 million were repaid. Charges incurred on the distributions of $100,000 and $1.7 million in the six-month periods ended November 30, 2004 and 2003, respectively, were included in interest expense.

Deferred Charges and Intangibles. Deferred charges are composed primarily of debt issuance costs that totaled $18.4 million and $19.7 million at November 30, 2004 and May 31, 2004, respectively. The costs are associated with various debt issues and amortized over the term of the related debt.

Intangibles are composed of non-compete agreements and other intangibles with finite lives being amortized on a straight-line basis over periods of 5 to 15 years. Their carrying value, adjusted for write-offs, totaled $1.9 million (net of accumulated amortization of $2.7 million) at November 30, 2004 and $2.1 million (net of accumulated amortization of $3.8 million) at May 31, 2004. Amortization expense incurred was $200,000 in both six-month periods ended November 30, 2004 and 2003. Estimated amortization expense for each of the five succeeding years is $300,000 per year.

Other Credits. Other credits of $60.1 million at November 30, 2004 and $68.5 million at May 31, 2004 are composed primarily of liabilities related to the Company’s retirement plans, deferred compensation agreements and asset retirement obligations.

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

Changes in the Company’s asset retirement obligations for the six-month periods ended November 30, 2004 and 2003, are as follows:

In thousands	2004	2003
Balance at beginning of period	$4,992	$—
Initial obligation	—	4,092
Revisions	—	554
Accretion expense	180	178
Settlements	(154)	(126)

Balance at end of period	$5,018	$4,698

Pension Liability Adjustment. The pension liability adjustment to shareholders’ equity of $4.5 million at both November 30, 2004 and May 31, 2004 (net of tax of $2.4 million) relates to a defined benefit retirement plan covering approximately 600 employees and retirees of an acquired subsidiary. Comprehensive income or loss consists of net income or loss and the pension liability adjustment to shareholders’ equity. Comprehensive income (loss) was the same as net income (loss) for the three-month and six-month periods ended November 30, 2004 and 2003.

Net Sales. Sales are recognized when title has transferred and products are delivered. The Company includes delivery fees in the amount it bills customers to the extent needed to recover the Company’s cost of freight and delivery. Net sales are presented as revenues including these delivery fees.

Other Income. Other income in the November 2004 quarter includes a gain of $6.2 million resulting from the sale of emissions credits associated with the Company’s expanded shale and clay aggregate operations in south Texas. Routine sales of surplus operating assets and real estate resulted in gains of $4.5 million and $1.3 million in the six-month periods ended November 30, 2004 and 2003, respectively. Also included in other income was $4.2 million resulting from the Company’s litigation against certain graphite electrode suppliers in the six-month period ended November 30, 2003.

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

Diluted EPS adjusts net income and the outstanding shares for the dilutive effect of convertible subordinated debentures, stock options and awards.

Basic and Diluted EPS are calculated as follows:

	Three months ended November 30		Six months ended November 30
In thousands except per share	2004	2003	2004	2003
Earnings
Income (loss) before accounting change	$30,957	$(6,457)	$66,840	$(21,091)
Cumulative effect of accounting change	—	—	—	(1,071)

Net income (loss)	$30,957	$(6,457)	$66,840	$(22,162)

Shares
Weighted-average shares outstanding	21,753	21,082	21,521	21,078
Contingently issuable shares	51	71	59	72

Basic weighted-average shares	21,804	21,153	21,580	21,150

Convertible subordinated debentures	2,888	—	2,888	—
Stock option and award dilution	884	—	816	—

Diluted weighted-average shares*	25,576	21,153	25,284	21,150

Basic earnings (loss) per share
Income (loss) before accounting change	$1.42	$(.31)	$3.10	$(1.00)
Cumulative effect of accounting change	—	—	—	(.05)

Net income (loss)	$1.42	$(.31)	$3.10	$(1.05)

Diluted earnings (loss) per share
Income (loss) before accounting change	$1.28	$(.31)	$2.79	$(1.00)
Cumulative effect of accounting change	—	—	—	(.05)

Net income (loss)	$1.28	$(.31)	$2.79	$(1.05)

* Shares excluded due to antidilutive effect
Convertible subordinated debentures	—	2,888	—	2,888
Stock options and awards	—	3,270	259	3,281

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

In accordance with SFAS No. 123, the Company discloses the compensation cost based on the estimated fair value at the date of grant recognizing compensation expense ratably over the vesting period. The weighted-average fair value of options granted in the six-month period ended November 30, 2004 was $20.10. The fair value of each option grant was estimated on the date of grant for purposes of the pro forma disclosures using the Black-Scholes option-pricing model based on weighted average assumptions for dividend yield of .61%, volatility factor of .365, risk-free interest rate of 3.78% and expected life in years of 6.4.

If the Company had applied the fair value recognition provisions of SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been adjusted to the following pro forma amounts:

	Three months ended November 30,		Six months ended November 30,
In thousands except per share	2004	2003	2004	2003
Net income (loss)
As reported	$30,957	$(6,457)	$66,840	$(22,162)
Plus: stock-based compensation included in the determination of net income (loss) as reported, net of tax	1,292	117	1,744	144
Less: fair value of stock-based compensation, net of tax	(635)	(1,021)	(1,897)	(1,989)

Pro forma	$31,614	$(7,361)	$66,687	$(24,007)

Basic earnings (loss) per share
As reported	$1.42	$(.31)	$3.10	$(1.05)
Pro forma	1.45	(.35)	3.09	(1.14)

Diluted earnings (loss) per share
As reported	$1.28	$(.31)	$2.79	$(1.05)
Pro forma	1.31	(.35)	2.78	(1.14)

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) would require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning in the quarter ending November 30, 2005. The effect of the adoption of SFAS No. 123(R) is expected to be comparable to that being disclosed on a pro forma basis as a result of applying the current fair value recognition provisions of SFAS No. 123.

WORKING CAPITAL

Working capital totaled $540.6 million at November 30, 2004, compared to $466.7 million at May 31, 2004.

Accounts receivable are presented net of allowances for doubtful receivables of $3.7 million at November 30, 2004 and $5.3 million at May 31, 2004. Provisions for bad debts charged to expense were $700,000 and $3.3 million in the six-month periods ended November 30, 2004 and 2003, respectively. Uncollectible accounts written off amounted to $2.3 million and $1.8 million in the six-month periods ended November 30, 2004 and 2003, respectively.

Inventories consist of:

In thousands	November 30, 2004	May 31, 2004
Finished products	$123,193	$86,395
Work in process	64,819	56,440
Raw materials and supplies	142,475	123,698

	$330,487	$266,533

Inventories are stated at cost (not in excess of market) primarily using the last-in, first-out (“LIFO”) method. If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $58.7 million at November 30, 2004 and $49.7 million at May 31, 2004.

Accrued interest, wages and other items consist of:

In thousands	November 30, 2004	May 31, 2004
Interest	$27,355	$28,412
Employee compensation	29,782	27,142
Income taxes	757	686
Property taxes and other	29,127	22,459

	$87,021	$78,699

LONG-TERM DEBT

Long-term debt is comprised of the following:

In thousands	November 30, 2004	May 31, 2004
Senior secured credit facility expiring in 2007	$—	$—
Senior notes due in 2011, interest rate 10.25%	600,000	600,000
Interest rate swaps
Fair value adjustment	(4,870)	(12,570)
Unamortized gains on termination	7,526	8,102
Pollution control bonds due through 2007, interest rate 3.75% (75% of prime)	2,835	3,175
Other	398	404

	605,889	599,111
Less current maturities	694	699

	$605,195	$598,412

Maturities of long-term debt for each of the five succeeding years are $700,000 per year through 2007, $800,000 for 2008 and none for 2009.

Senior Secured Credit Facility. The Company has available a $100 million senior secured credit facility expiring June 6, 2007. Borrowings bear annual interest either at the LIBOR rate plus 2.0% or the prime rate. These interest rate margins are subject to performance price adjustments. Commitment fees at an annual rate of .375% are paid on the unused portion of the facility.

No borrowings were outstanding under the facility at November 30, 2004; however, $24.7 million of the facility was utilized to support letters of credit. Borrowings under the facility are limited based on the net amounts of eligible accounts receivable. In addition, there is the requirement to meet certain financial tests and to maintain certain financial ratios if the excess availability under the facility falls below $30 million, including maintaining a fixed charge coverage ratio and meeting a minimum tangible net worth test.

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

Senior Notes. The senior notes represent general unsecured senior obligations of the Company. The terms of the notes contain covenants that among other things provide for restrictions on the payment of dividends or repurchasing common stock, making certain investments, incurring additional debt or selling preferred stock, creating liens, and transferring assets. Also, as required by the terms of the notes, the Company has reinvested through capital expenditures the net proceeds from asset sales within 360 days of their receipt. At any time prior to June 15, 2006, the Company may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 110.25% of the principal amount thereof, plus accrued interest, with the net cash proceeds from certain equity offerings. In addition, at any time on or prior to June 15, 2007, the Company may redeem all or part of the notes at a redemption price equal to the sum of the principal amount thereof, plus accrued interest and a make-whole premium. After June 15, 2007, the Company may redeem all or a part of the notes at a redemption price of 105.125% in 2007, 102.563% in 2008 and 100% in 2009 and thereafter.

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

The amount of interest paid was $36.7 million and $8.0 million in the six-month periods ended November 30, 2004 and 2003, respectively. No interest was capitalized in either of the six-month periods ended November 30, 2004 and 2003.

CONVERTIBLE SUBORDINATED DEBENTURES

On June 5, 1998, the Company issued $206.2 million aggregate principal amount of 5.5% convertible subordinated debentures due June 30, 2028 (the “Debentures”). TXI Capital Trust I (the “Trust”), a Delaware business trust 100% owned by the Company, issued 4,000,000 of its 5.5% Shared Preference Redeemable Securities (“Preferred Securities”) to the public for gross proceeds of $200 million. The combined proceeds from the issuance of the Preferred Securities and the issuance to the Company of the common securities of the Trust were invested by the Trust in the Debentures. At November 30, 2004, 3,998,744 Preferred Securities representing an undivided beneficial interest in $199.9 million of the $206.1 million aggregate principal amount of Debentures issued were outstanding.

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

SHAREHOLDERS’ EQUITY

Common stock consists of:

In thousands	November 30, 2004	May 31, 2004
Shares authorized	40,000	40,000
Shares outstanding	22,132	21,201
Shares held in treasury	2,935	3,866
Shares reserved for stock options and other	4,672	3,182

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

STOCK OPTION PLANS

The Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan as approved by shareholders, in addition to other types of awards, provides that non-qualified and incentive stock options to purchase Common Stock may be granted to directors, officers and key employees at market prices at date of grant. Options become exercisable in installments beginning one year after date of grant and expire ten years later. Outstanding options include options granted under the Company’s 1993 Stock Option Plan prior to its expiration in 2003.

A summary of option transactions for the six-month period ended November 30, 2004, follows:

	Shares Under Option	Weighted-Average Option Price
Outstanding at May 31, 2004	3,102,268	$28.89
Granted	20,000	49.73
Exercised	(963,388)	26.86
Canceled	(12,400)	29.87

Outstanding at November 30, 2004	2,146,480	$29.99

There were 1,073,740 shares exercisable at November 30, 2004. Outstanding options expire on various dates to November 1, 2014. The Company has reserved 2,480,000 shares for future awards under the Texas Industries 2004 Omnibus Equity Compensation Plan.

INCOME TAXES

Federal income taxes for the interim periods ended November 30, 2004 and 2003, have been included in the accompanying financial statements on the basis of an estimated annual rate. The primary reason that the tax rate differs from the 35% statutory corporate rate is due to percentage depletion that is tax deductible and state income tax expense. Applying these differences to the estimated current year pretax income resulted in an estimated annualized effective tax rate for 2004 of 33.1% compared to 39.6% for 2003. The tax benefit attributed to cumulative effect of accounting change in 2003 is based on the incremental tax rate of 35%. The Company made income tax payments of $8.7 million and $1.0 million in the six-month periods ended November 30, 2004 and 2003, respectively.

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

RETIREMENT PLANS

Approximately 600 employees and retirees of Riverside Cement Company are covered by a defined benefit pension plan and a postretirement health benefit plan. The amount of the defined benefit pension plan and postretirement health benefit plan expense charged to costs and expenses in the three-month and six-month periods ended November 30, 2004 and 2003, are as follows:

	Pension Benefit		Health Benefit
In thousands	2004	2003	2004	2003
Three months ended November 30
Service cost	$109	$228	$23	$68
Interest cost	644	591	123	191
Expected return on plan assets	(611)	(503)	—	—
Amortization of prior service cost	—	—	(211)	(87)
Amortization of net actuarial loss	125	233	226	210

	$267	$549	$161	$382

Six months ended November 30
Service cost	$218	$457	$46	$135
Interest cost	1,288	1,182	246	383
Expected return on plan assets	(1,221)	(1,006)	—	—
Amortization of prior service cost	—	—	(422)	(173)
Amortization of net actuarial loss	250	466	452	420

	$535	$1,099	$322	$765

The Company contributed $4.1 million to the defined benefit pension plan during the six-month period ended November 30, 2004. The Company does not expect to make any additional contributions during the remainder of the current fiscal year.

The U.S. Medicare Prescription Drug Improvement and Modernization Act of 2003 provides a new federal prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health benefit plans that provide a benefit that meets certain criteria. The Company’s postretirement health benefit plan currently provides certain prescription drug benefits to eligible participants. Financial Accounting Standards Board Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” provides that an employer shall measure the accumulated plan benefit obligation and net periodic postretirement benefit cost taking into account any subsidy received under the Act. The Company has concluded based on information provided by its actuaries that the enactment of the Act was not a significant event, and therefore, the effect of the Act will be incorporated in the next measurement of the plan benefit obligation at May 31, 2005.

The Company has a series of financial security plans (“FSP”) that are non-qualified defined benefit plans providing death and retirement benefits to substantially all of the Company’s executive and key managerial employees. The plans are contributory but not funded. Life insurance contracts have been purchased that may be used to fund the FSP payments. These insurance contracts, recorded at their net cash surrender value, totaled $94.4 million (net of distributions of $1.3 million) at November 30, 2004.

The amount of FSP benefit expense charged to costs and expenses in the three-month and six-month periods ended November 30, 2004 and 2003, are as follows:

	FSP Benefit
In thousands	2004	2003
Three months ended November 30
Service cost	$572	$515
Interest cost	469	463
Amortization of transition amount	45	47
Recognized actuarial gain	—	(14)
Participant contributions	(118)	(116)

	$968	$895

Six months ended November 30
Service cost	$1,144	$1,030
Interest cost	938	926
Amortization of transition amount	90	94
Recognized actuarial gain	—	(28)
Participant contributions	(254)	(250)

	$1,918	$1,772

BUSINESS SEGMENTS

The Company has two reportable segments: cement, aggregate and concrete products (the “CAC” segment) and steel (the “Steel” segment). The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because of significant differences in manufacturing processes, distribution and markets served. Through the CAC segment, the Company produces and sells cement, stone, sand and gravel, ready-mix concrete, expanded shale and clay aggregate, and other products. Through the Steel segment, the Company produces and sells structural steel, piling products, special bar quality products, merchant bar quality rounds, reinforcing bar and channels. Operating profit is net sales less operating costs and expenses, excluding general corporate expenses and interest expense. Operating results and certain other financial data for the Company’s business segments are presented on pages 22 and 23 under “Business Segments” of Management’s Discussion and Analysis of Financial Condition and Results of Operations, and are incorporated herein by reference.

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

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating balance sheet at November 30, 2004

Cash and cash equivalents	$174,343	$7,598	$—	$—	$181,941
Accounts receivable - net	—	177,100	—	—	177,100
Inventories	—	330,487	—	—	330,487
Deferred taxes and prepaid expenses	6,108	45,235	—	—	51,343

Total current assets	180,451	560,420	—	—	740,871
Goodwill	—	146,474	—	—	146,474
Real estate and investments	—	106,239	—	—	106,239
Deferred charges and intangibles	18,475	15,677	—	—	34,152
Deferred income taxes	34,017	—	—	(34,017)	—
Investment in subsidiaries	1,178,266	—	—	(1,178,266)	—
Intercompany receivables	830,219	540,112	—	(1,370,331)	—
Property, plant and equipment - net	—	1,043,485	—	(508)	1,042,977

Total assets	$2,241,428	$2,412,407	$—	$(2,583,122)	$2,070,713

Accounts payable	$42	$112,503	$—	$—	$112,545
Accrued interest, wages and other items	28,319	58,702	—	—	87,021
Current portion of long-term debt	680	14	—	—	694

Total current liabilities	29,041	171,219	—	—	200,260
Intercompany payables	540,112	830,219	—	(1,370,331)	—
Long-term debt	604,812	383	—	—	605,195
Convertible subordinated debentures	199,937	—	—	—	199,937
Deferred income taxes and other credits	6,548	236,448	—	(34,171)	208,825
Shareholders’ equity	860,978	1,174,138	—	(1,178,620)	856,496

Total liabilities and shareholders’ equity	$2,241,428	$2,412,407	$—	$(2,583,122)	$2,070,713

Condensed consolidating balance sheet at May 31, 2004

Cash and cash equivalents	$134,813	$6,815	$—	$—	$141,628
Accounts receivable - net	—	211,535	—	—	211,535
Inventories	—	266,533	—	—	266,533
Deferred taxes and prepaid expenses	37	34,917	—	—	34,954

Total current assets	134,850	519,800	—	—	654,650
Goodwill	—	146,474	—	—	146,474
Real estate and investments	—	47,006	—	—	47,006
Deferred charges and intangibles	21,687	10,667	—	—	32,354
Deferred income taxes	32,053	—	—	(32,053)	—
Investment in subsidiaries	1,083,377	—	—	(1,083,377)	—
Intercompany receivables	765,806	429,398	—	(1,195,204)	—
Property, plant and equipment - net	—	1,064,157	—	(508)	1,063,649

Total assets	$2,037,773	$2,217,502	$—	$(2,311,142)	$1,944,133

Accounts payable	$35	$108,522	$—	$—	$108,557
Accrued interest, wages and other items	29,088	49,611	—	—	78,699
Current portion of long-term debt	680	19	—	—	699

Total current liabilities	29,803	158,152	—	—	187,955
Intercompany payables	429,398	765,806	—	(1,195,204)	—
Long-term debt	598,027	385	—	—	598,412
Convertible subordinated debentures	199,937	—	—	—	199,937
Deferred income taxes and other credits	14,142	213,910	—	(32,207)	195,845
Shareholders’ equity	766,466	1,079,249	—	(1,083,731)	761,984

Total liabilities and shareholders’ equity	$2,037,773	$2,217,502	$—	$(2,311,142)	$1,944,133

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating statement of operations for three months ended November 30, 2004

Net sales	$—	$443,717	$—	$—	$443,717
Costs and expenses (income)
Cost of products sold	—	366,087	—	—	366,087
Selling, general and administrative	832	25,380	—	—	26,212
Interest	17,005	885	—	(873)	17,017
Loss on early retirement of debt	—	—	—	—	—
Other income	(1,510)	(11,109)	—	873	(11,746)

	16,327	381,243	—	—	397,570

Income (loss) before the following items	(16,327)	62,474	—	—	46,147
Income taxes (benefit)	(5,696)	20,886	—	—	15,190

	(10,631)	41,588	—	—	30,957
Accounting change - net of income taxes	—	—	—	—	—
Equity in earnings (loss) of subsidiaries	41,588	—	—	(41,588)	—

Net income (loss)	$30,957	$41,588	$—	$(41,588)	$30,957

Condensed consolidating statement of operations for three months ended November 30, 2003

Net sales	$—	$368,559	$—	$—	$368,559
Costs and expenses (income)
Cost of products sold	—	333,849	—	—	333,849
Selling, general and administrative	1,766	22,906	—	—	24,672
Interest	17,306	1,698	—	(872)	18,132
Loss on early retirement of debt	—	—	—	—	—
Other income	(917)	(45)	—	872	(90)

	18,155	358,408	—	—	376,563

Income (loss) before the following items	(18,155)	10,151	—	—	(8,004)
Income taxes (benefit)	(6,354)	4,807	—	—	(1,547)

	(11,801)	5,344	—	—	(6,457)
Accounting change - net of income taxes	—	—	—	—	—
Equity in earnings (loss) of subsidiaries	5,344	—	—	(5,344)	—

Net income (loss)	$(6,457)	$5,344	$—	$(5,344)	$(6,457)

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating statement of operations for six months ended November 30, 2004

Net sales	$—	$943,571	$—	$—	$943,571
Costs and expenses (income)
Cost of products sold	—	772,055	—	—	772,055
Selling, general and administrative	1,151	51,625	—	—	52,776
Interest	33,941	1,892	—	(1,755)	34,078
Loss on early retirement of debt	—	—	—	—	—
Other income	(2,739)	(14,307)	—	1,755	(15,291)

	32,353	811,265	—	—	843,618

Income (loss) before the following items	(32,353)	132,306	—	—	99,953
Income taxes (benefit)	(11,305)	44,418	—	—	33,113

	(21,048)	87,888	—	—	66,840
Accounting change - net of income taxes	—	—	—	—	—
Equity in earnings (loss) of subsidiaries	87,888	—	—	(87,888)	—

Net income (loss)	$66,840	$87,888	$—	$(87,888)	$66,840

Condensed consolidating statement of operations for six months ended November 30, 2003

Net sales	$—	$744,597	$—	$—	$744,597
Costs and expenses (income)
Cost of products sold	—	686,504	—	—	686,504
Selling, general and administrative	1,898	48,341	36	—	50,275
Interest	36,369	3,507	31	(1,984)	37,923
Loss on early retirement of debt	11,246	—	—	—	11,246
Other income	(2,050)	(6,345)	(67)	2,176	(6,286)

	47,463	732,007	—	192	779,662

Income (loss) before the following items	(47,463)	12,590	—	(192)	(35,065)
Income taxes (benefit)	(16,612)	2,705	—	(67)	(13,974)

	(30,851)	9,885	—	(125)	(21,091)
Accounting change - net of income taxes	—	(1,071)	—	—	(1,071)
Equity in earnings (loss) of subsidiaries	8,689	—	—	(8,689)	—

Net income (loss)	$(22,162)	$8,814	$—	$(8,814)	$(22,162)

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating statement of cash flows for six months ended November 30, 2004

Net cash provided (used) by operations	$20,559	$87,839	$—	$—	$108,398

Investing activities
Capital expenditures	—	(27,120)	—	—	(27,120)
Proceeds from disposal of assets	—	2,674	—	—	2,674
Investments in life insurance contracts	—	(57,761)	—	—	(57,761)
Other - net	(500)	(4,841)	—	—	(5,341)

Net cash used by investing	(500)	(87,048)	—	—	(87,548)

Financing activities
Long-term borrowings	—	—	—	—	—
Debt retirements	(340)	(8)	—	—	(348)
Debt issuance costs	—	—	—	—	—
Debt retirement costs	—	—	—	—	—
Proceeds from stock option exercises	23,116	—	—	—	23,116
Common dividends paid	(3,244)	—	—	—	(3,244)
Other - net	(61)	—	—	—	(61)

Net cash provided (used) by financing	19,471	(8)	—	—	19,463

Increase (decrease) in cash and cash equivalents	39,530	783	—	—	40,313

Cash and cash equivalents at beginning of period	134,813	6,815	—	—	141,628

Cash and cash equivalents at end of period	$174,343	$7,598	$—	$—	$181,941

Condensed consolidating statement of cash flows for six months ended November 30, 2003

Net cash provided (used) by operations	$(70,060)	$15,688	$(5)	$—	$(54,377)

Investing activities
Capital expenditures	—	(15,953)	—	—	(15,953)
Proceeds from disposal of assets	—	2,481	—	—	2,481
Investments in life insurance contracts	—	13	—	—	13
Other - net	—	(1,664)	—	—	(1,664)

Net cash used by investing	—	(15,123)	—	—	(15,123)

Financing activities
Long-term borrowings	718,097	—	—	—	718,097
Debt retirements	(591,937)	(32)	—	—	(591,969)
Debt issuance costs	(16,016)	—	—	—	(16,016)
Debt retirement costs	(8,505)	—	—	—	(8,505)
Proceeds from stock option exercises	27	—	—	—	27
Common dividends paid	(3,162)	—	—	—	(3,162)
Other - net	(26)	—	—	—	(26)

Net cash provided (used) by financing	98,478	(32)	—	—	98,446

Increase (decrease) in cash and cash equivalents	28,418	533	(5)	—	28,946

Cash and cash equivalents at beginning of period	4,161	2,038	5	—	6,204

Cash and cash equivalents at end of period	$32,579	$2,571	$—	$—	$35,150

EXHIBIT A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Texas Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Texas Industries, Inc. and subsidiaries (the Company) as of November 30, 2004, and the related condensed consolidated statements of operations for the three-month and six-month periods ended November 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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

December 16, 2004

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of operations and financial condition for the three-month and six-month periods ended November 30, 2004 to the three-month and six-month periods ended November 30, 2003.

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

	Three months ended November 30,		Six months ended November 30,
In thousands	2004	2003	2004	2003
TOTAL SALES
Cement	$95,879	$89,538	$200,236	$180,423
Ready-mix	55,225	55,228	109,744	107,653
Stone, sand & gravel	30,596	30,884	63,120	63,089
Structural mills	175,195	120,436	382,314	248,915
Bar mill	53,820	36,552	116,441	69,698

UNITS SHIPPED
Cement (tons)	1,299	1,332	2,748	2,655
Ready-mix (cubic yards)	929	958	1,868	1,863
Stone, sand & gravel (tons)	5,465	5,767	11,295	11,650
Structural mills (tons)	308	363	695	757
Bar mill (tons)	81	106	187	205

NET SALES
Cement	$79,932	$74,867	$168,867	$150,772
Ready-mix	55,166	55,073	109,630	107,429
Stone, sand & gravel	21,822	22,325	45,904	46,407
Other products	21,234	25,622	45,699	54,346
Delivery fees	16,444	14,521	33,571	29,826

TOTAL CAC	194,598	192,408	403,671	388,780

Structural mills	175,195	120,436	382,314	248,915
Bar mill	53,820	36,552	116,441	69,698
Other products	8,156	6,281	15,169	10,964
Delivery fees	11,948	12,882	25,976	26,240

TOTAL STEEL	249,119	176,151	539,900	355,817

TOTAL NET SALES	$443,717	$368,559	$943,571	$744,597

	Three months ended November 30,		Six months ended November 30,
In thousands	2004	2003	2004	2003
CAC OPERATIONS
Gross profit	$39,373	$46,383	$81,692	$87,583
Less: Depreciation, depletion & amortization	11,107	11,439	22,154	22,912
Selling, general & administrative	11,872	11,435	24,461	22,732
Other income	(6,925)	(197)	(9,548)	(1,968)

OPERATING PROFIT	23,319	23,706	44,625	43,907

STEEL OPERATIONS
Gross profit	61,285	12,315	135,893	17,924
Less: Depreciation & amortization	12,104	12,769	24,281	24,947
Selling, general & administrative	5,525	5,572	12,532	13,038
Other income	(1,318)	(200)	(1,822)	(4,141)

OPERATING PROFIT (LOSS)	44,974	(5,826)	100,902	(15,920)

TOTAL OPERATING PROFIT	68,293	17,880	145,527	27,987

CORPORATE RESOURCES
Other income	3,503	(307)	3,921	177
Less: Depreciation & amortization	447	474	898	950
Selling, general & administrative	8,185	6,971	14,519	13,110

	(5,129)	(7,752)	(11,496)	(13,883)

INTEREST EXPENSE	(17,017)	(18,132)	(34,078)	(37,923)

LOSS ON EARLY RETIREMENT OF DEBT	—	—	—	(11,246)

INCOME (LOSS) BEFORE INCOME TAXES AND ACCOUNTING CHANGE	$46,147	$(8,004)	$99,953	$(35,065)

RESULTS OF OPERATIONS

CAC Operations

CAC operating profit at $23.3 million in the current quarter and $44.6 million in the current six-month period was comparable to the prior year periods. The impact of unseasonably wet weather on construction activity throughout the Company’s markets and unscheduled downtime at the Company’s north Texas cement plant reduced shipments in the current quarter. The sale of emissions credits associated with the Company’s expanded shale and clay operations in south Texas contributed $6.2 million to other income. Overall demand remains solid in the Company’s Texas and California markets.

Net Sales. CAC sales at $194.6 million in the current quarter increased $2.2 million from the prior year period. Total cement sales increased $6.3 million on 10% higher average trade prices and 2% lower shipments. Ready-mix sales were comparable to the prior year period on 3% higher average trade prices and 3% lower volume. Aggregate sales declined $300,000 on 2% higher average trade prices and 5% lower shipments.

CAC sales at $403.7 million in the current six-month period increased $14.9 million from the prior year period. Total cement sales increased $19.8 million on 7% higher average trade prices and 4% higher shipments. Ready-mix average trade prices and volumes were comparable to the prior year period. Aggregate sales were comparable to the prior year period on 3% higher average trade prices and 3% lower shipments.

Operating Costs. CAC cost of products sold at $166.1 million in the current quarter, including depreciation, depletion and amortization, increased $8.9 million from the prior year period. Cost of products sold at $343.8 million in the current six-month period increased $20.1 million. Higher maintenance and energy costs impacted cement unit costs.

Selling, general and administrative expense at $12.1 million in the current quarter, including depreciation and amortization, increased $400,000 from the prior year period. Selling, general and administrative expense at $24.8 million in the current six-month period increased $1.6 million from the prior year period. Higher incentive compensation and general expenses contributed to the increase.

Other income in the current periods includes $6.2 million from the sale of emissions credits.

Steel Operations

Steel operating profit at $45.0 million in the current quarter increased $50.8 million from the prior year period. Operating profit at $100.9 million in the current six-month period increased $116.8 million from the prior year period. Margins that began to recover in January 2004 have generally stabilized as higher selling prices have more than offset higher scrap costs despite continued low levels of nonresidential construction. The scheduled shutdown to refurbish the Steel production facilities and service centers seeking to reduce their calendar year-end inventories reduced shipments in the current quarter.

Net Sales. Steel sales at $249.1 million in the current quarter increased $73.0 million from the prior year period. Structural steel sales increased $54.8 million on 71% higher average realized prices and 15% lower shipments. Bar mill sales increased $17.3 million on 94% higher average realized prices and 24% lower shipments.

Steel sales at $539.9 million in the current six-month period increased $184.1 million from the prior year period. Structural steel sales increased $133.4 million on 67% higher average realized prices and 8% lower shipments. Bar mill sales increased $46.7 million on 83% higher average realized prices and 9% lower shipments.

Operating Costs. Steel cost of products sold at $199.9 million in the current quarter, including depreciation and amortization, increased $23.3 million from the prior year period. Cost of products sold at $428.3 million in the current six-month period increased $65.4 million from the prior year period. Higher raw material costs have increased unit costs. While during last year, the Company has experienced unprecedented increases in the cost of steel scrap, the principal raw material used in its steel production, scrap cost increases have begun to moderate.

Selling, general and administration expense at $5.5 million in the current quarter was comparable to the prior year period. Selling, general and administrative expense at $12.5 million in the current six-month period decreased $500,000 from the prior year period as higher incentive compensation expense was offset by lower bad debt and general expenses.

Other income in the prior year six-month period included $4.2 million resulting from the Company’s litigation against certain graphite electrode suppliers.

Corporate Resources

Selling, general and administrative expense at $8.6 million in the current quarter, including depreciation and amortization, increased $1.2 million from the prior year period. Selling, general and administrative expense at $15.4 million in the current six-month period increased $1.4 million from the prior year period. Higher incentive compensation expense was partially offset by lower general expenses in the current periods.

Other income in the current periods includes increased real estate and interest income.

Interest Expense

Interest expense at $34.1 million in the current six-month period decreased $3.8 million from the prior year period primarily as a result of the Company’s interest rate swaps on $300 million of the senior notes and the repayment of life insurance contract distributions.

Loss on Early Retirement of Debt

The Company recognized an ordinary loss on early retirement of debt of $11.2 million in the prior year six-month period as a result of the June 2003 refinancing.

Income Taxes

The Company’s effective tax rate is estimated at 33.1% compared to 39.6% in the prior year period. The primary reason that the tax rate differs from the 35% statutory corporate rate is due to percentage depletion that is tax deductible and state income tax expense.

Cumulative Effect of Accounting Change – Net of Income Taxes

Effective June 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” which applies to legal obligations associated with the retirement of long-lived assets. Application of the new rules resulted in a cumulative charge of $1.1 million, net of income taxes of $600,000 in the prior year six-month period.

LIQUIDITY AND CAPITAL RESOURCES

In addition to cash on hand at November 30, 2004 of $181.9 million, the Company’s sources of liquidity include cash from operations, borrowings available under its $100 million senior secured credit facility and distributions available under its investments in life insurance contracts.

Senior Secured Credit Facility. The Company has available a $100 million senior secured credit facility expiring June 6, 2007. Borrowings bear annual interest either at the LIBOR rate plus 2.0% or the prime rate. These interest rate margins are subject to performance price adjustments. Commitment fees at an annual rate of .375% are paid on the unused portion of the facility.

No borrowings were outstanding under the facility at November 30, 2004; however, $24.7 million of the facility was utilized to support letters of credit. Borrowings under the facility are limited based on the net amount of eligible accounts receivable. In addition, there is the requirement to meet certain financial tests and to maintain certain financial ratios if the excess availability under the facility falls below $30 million, including maintaining a fixed charge coverage ratio and meeting minimum tangible net worth test.

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

Investments in Life Insurance Contracts. During the August 2004 quarter distributions from its investments in life insurance contracts in the amount of $51.2 million were repaid. These funds are available for redistribution at the election of the Company.

Historically, the Company has financed major capital expansion projects with cash from operations and long-term borrowings. Working capital requirements and capital expenditures for normal replacement and technological upgrades of existing equipment and expansions of its operations are funded with cash from operations. The fiscal year 2005 capital expenditure budget for these activities is estimated currently at approximately $75 million. In addition, the Company leases certain mobile and other equipment used in its operations under operating leases that may in the normal course of business be renewed or replaced by subsequent leases.

We expect cash on hand, cash from operations, available borrowings under the senior secured credit facility and available distributions under the investments in life insurance contracts to be sufficient to provide funds for capital expenditure commitments, scheduled debt repayments and working capital needs for at least the next year.

Cash Flows

Net cash provided by operations was $108.4 million in the current six-month period, compared to $54.4 million used in the prior year period. Operating cash flows excluding repurchases of trade receivables increased $47.3 million primarily as a result of increased net income and the related effect on deferred taxes partially offset by changes in working capital items. Steel inventories increased $68.5 million as a result of higher scrap costs and the normal seasonal increase in raw material inventories. Steel prepaid expenses increased $10.2 million as a result of the scheduled shutdown to refurbish the Steel production facilities. In the prior year period, the Company funded the repurchase of $115.5 million of trade receivables out of the proceeds of the June 2003 refinancing.

Net cash used by investing activities was $87.5 million in the current six-month period, compared to $15.1 million in the prior year period. Capital expenditures for normal replacement and technological upgrades of existing equipment and expansions of the Company’s operations excluding major plant expansions were $27.1 million, up $11.2 million from the prior year period. The Company increased its investments in life insurance contracts $57.8 million over the prior year period, primarily as a result of repaying $51.2 million in prior distributions.

Net cash provided by financing activities was $19.5 million in the current six-month period, compared to $98.4 million in the prior year period. Proceeds from stock option exercises increased $23.1 million from the prior year period. The proceeds from the June 2003 refinancing net of issuance and retirement costs funded the repurchase of trade receivables. The Company’s quarterly cash dividend of $.075 per common share remained unchanged from the prior year period.

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

Market Risk

Historically, the Company has not entered into derivatives or other financial instruments for trading or speculative purposes. Because of the short duration of the Company’s investments, changes in market interest rates would not have a significant impact on their fair value.

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

New Accounting Prouncement

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) would require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning in the quarter ending November 30, 2005. The effect of the adoption of SFAS No. 123(R) is expected to be comparable to that being disclosed on a pro forma basis as a result of applying the current fair value recognition provisions of SFAS No. 123. See Notes to Consolidated Financial Statements entitled “Stock-based Compensation” on pages 9 and 10.

Subsequent Event

On December 14, 2004, the Company’s Board of Directors approved a plan to spin-off its wholly-owned steel business. While details of the spin-off have not been finalized the transaction is expected to take the form of a tax-free stock dividend to the Company’s shareholders. The transaction is subject to the following: confirmation that the distribution will be tax-free, continued favorable market conditions, satisfaction of U.S. Securities and Exchange Commission requirements and other customary conditions. It is expected that the distribution will be completed in the August 2005 quarter.

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

Issuer Purchases of Equity Securities

The Company is restricted by its loan covenants from purchasing its Common Stock on the open market. However, the Company repurchases shares of Common Stock in connection with so-called “stock swap exercises” of employee stock options in which shares are surrendered or deemed surrendered to the Company to pay the exercise price or to satisfy tax withholding obligations. The following table presents information with respect to such repurchases which occurred during the three-month period ended November 30, 2004.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 1, 2004 – September 30, 2004	—	—	N/A	N/A
October 1, 2004 - October 31, 2004	—	—	N/A	N/A
November 1, 2004 – November 30, 2004	15,800	57.365	N/A	N/A

Total	15,800	57.365	N/A	N/A

Unregistered Sales of Equity Securities

Under a deferred compensation agreement, annual and meeting fees of Directors may be deferred in whole or in part at the election of the Director. Compensation so deferred is denominated in shares of the Company’s Common Stock determined by reference to the average market price during the thirty (30) trading days prior to the date of the agreement. Dividends are credited to the account in the form of Common Stock equivalents at a value equal to the fair market value of the Common Stock on the date of the payment of such dividend. The table below describes unregistered shares of Common Stock issued pursuant to such deferred compensation agreements during the three-month period ended November 30, 2004.

Beginning in January 1997, each non-employee Director received an annual grant of 500 restricted shares of unregistered Common Stock. Beginning in January 1998, the Board annually approved an additional grant of 2,000 restricted shares of unregistered Common Stock to the Chairman of the Board. The shares are held by the Company until the Director ceases his/her tenure as a Director. At November 30, 2004, 23,500 restricted shares of unregistered Common Stock issued to continuing Directors were being held by the Company. The table below describes unregistered shares of Common Stock delivered to directors who retired from the Board of Directors during the three-month period ended November 30, 2004.

Name	Number of Shares Issued	Aggregate Consideration Received		Date Issued	Date Delivered
Deferred compensation shares
Gerald R. Heffernan	29,710	$716,798	*	10/28/04	11/02/04
David A. Reed	1,381	34,823	*	10/28/04	11/02/04
Restricted shares
Gerald R. Heffernan	18,500	N/A		01/02/97 - 01/15/04	11/02/04
David A. Reed	2,000	N/A		01/02/01 - 01/02/04	11/02/04

*	The Company received no cash consideration. The consideration received is equal to the amount of directors fees deferred and dividends paid.

The unregistered shares were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

Item 4. Submission of Matters to a Vote of Security Holders

The following provides information concerning each matter submitted to a vote at the Annual Meeting of the shareholders on October 19, 2004.

Proposal No. 1. Shareholders elected each of the following persons as a director of the Company for a term of office expiring in 2007.

Name	Affirmative Votes	Negative Votes	Abstained or Non-voted
Mel G. Brekhus	17,979,951	2,064,454	1,302,136
Robert D. Rogers	17,973,047	2,071,358	1,302,136
Ian Wachtmeister	17,549,854	2,494,551	1,302,136

Terms of office expire for the continuing directors Robert Alpert, Eugenio Clariond and Elizabeth C. Williams in 2005 and for the continuing directors Gordon E. Forward, James M. Hoak, Jr., Keith W. Hughes and Henry H. Mauz, Jr. in 2006.

Proposal No. 2. Shareholders approved the adoption of the Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan with 10,215, 908 affirmative votes, 8,268,469 negative votes and 2,862,164 votes abstaining or non-voted.

Item 6. Exhibits

The following exhibits are included herein:

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

TEXAS INDUSTRIES, INC.

January 7, 2005	/s/ Richard M. Fowler
Richard M. Fowler
Executive Vice President - Finance and Chief Financial Officer
(Principal Financial Officer)

January 7, 2005	/s/ James R. McCraw
James R. McCraw
Vice President – Accounting and Information Services
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibits
12.1	Computation of Ratios of Earnings to Fixed Charges

15.1	Letter re: Unaudited Interim Financial Information

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer