Form 10-Q
period 2005-02-28
TEXAS INDUSTRIES INC
filed 2005-04-08
CIK 97472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X  No

There were 22,679,649 shares of the Registrant’s Common Stock, $1.00 par value, outstanding as of April 4, 2005.

INDEX

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	(Unaudited) February 28,	May 31,

In thousands	2005	2004

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$164,651	$141,628
Accounts receivable - net	214,844	211,535
Inventories	332,525	266,533
Deferred income taxes and prepaid expenses	43,066	34,954

TOTAL CURRENT ASSETS	755,086	654,650

OTHER ASSETS
Goodwill	146,474	146,474
Real estate and investments	107,926	47,006
Deferred charges and intangibles	28,286	32,354

	282,686	225,834
PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	220,613	220,812
Buildings	101,036	101,192
Machinery and equipment	1,718,699	1,733,065
Construction in progress	44,529	24,405

	2,084,877	2,079,474
Less depreciation and depletion	1,044,791	1,015,825

	1,040,086	1,063,649

	$2,077,858	$1,944,133

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$116,158	$108,557
Accrued interest, wages and other items	61,210	78,699
Current portion of long-term debt	687	699

TOTAL CURRENT LIABILITIES	178,055	187,955

LONG-TERM DEBT	603,507	598,412

CONVERTIBLE SUBORDINATED DEBENTURES	199,937	199,937

DEFERRED INCOME TAXES AND OTHER CREDITS	207,375	195,845

SHAREHOLDERS’ EQUITY
Common stock, $1 par value	25,067	25,067
Additional paid-in capital	284,646	261,455
Retained earnings	646,486	568,596
Cost of common stock in treasury	(62,733)	(88,652)
Pension liability adjustment	(4,482)	(4,482)

	888,984	761,984

	$2,077,858	$1,944,133

See notes to consolidated financial statements.

(Unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,

In thousands except per share	2005	2004	2005	2004

NET SALES	$440,158	$407,970	$1,383,729	$1,152,567

COSTS AND EXPENSES (INCOME)
Cost of products sold	384,044	368,746	1,156,099	1,055,250
Selling, general and administrative	24,537	22,877	77,313	73,152
Interest	17,845	17,961	51,923	55,884
Loss on early retirement of debt	--	--	--	11,246
Other income	(8,930)	(36,601)	(24,221)	(42,887)

	417,496	372,983	1,261,114	1,152,645

INCOME (LOSS) BEFORE INCOME TAXES AND ACCOUNTING CHANGE	22,662	34,987	122,615	(78)

Income taxes	6,672	14,098	39,785	124

INCOME (LOSS) BEFORE ACCOUNTING CHANGE	15,990	20,889	82,830	(202)

Cumulative effect of accounting change - net of income taxes	--	--	--	(1,071)

NET INCOME (LOSS)	$15,990	$20,889	$82,830	$(1,273)

Basic earnings (loss) per share
Income (loss) before accounting change	$.71	$.99	$3.79	$(.01)
Cumulative effect of accounting change	--	--	--	(.05)

Net income (loss)	$.71	$.99	$3.79	$(.06)

Diluted earnings (loss) per share
Income (loss) before accounting change	$.68	$.92	$3.45	$(.01)
Cumulative effect of accounting change	--	--	--	(.05)

Net income (loss)	$.68	$.92	$3.45	$(.06)

Average shares outstanding
Basic	22,413	21,189	21,858	21,163
Diluted	26,119	24,688	25,562	21,163

Cash dividends per share	$.075	$.075	$.225	$.225

See notes to consolidated financial statements.

(Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Nine months ended
	February 28,	February 29,

In thousands	2005	2004

OPERATING ACTIVITIES
Net income (loss)	$82,830	$(1,273)
Adjustments to reconcile net income (loss) to net cash
Cumulative effect of accounting change	--	1,071
Loss on early retirement of debt	--	11,246
Gain on disposal of assets	(5,451)	(35,516)
Depreciation, depletion and amortization	71,244	72,897
Deferred income taxes (benefit)	22,691	(731)
Income tax benefit from stock option exercises	8,000	--
Other - net	476	1,214
Changes in operating assets and liabilities
Receivables repurchased	--	(115,514)
Accounts receivable - net	(3,185)	(19,249)
Inventories and prepaid expenses	(71,512)	15,082
Accounts payable and accrued liabilities	(10,056)	5,186
Other credits	2,456	4,608

Net cash provided (used) by operations	97,493	(60,979)

INVESTING ACTIVITIES
Capital expenditures	(48,792)	(24,725)
Proceeds from disposal of assets	6,621	40,065
Investments in life insurance contracts	(59,094)	213
Other - net	(1,159)	(1,788)

Net cash provided (used) by investing	(102,424)	13,765

FINANCING ACTIVITIES
Long-term borrowings	--	718,097
Debt retirements	(357)	(592,052)
Debt issuance costs	--	(16,373)
Debt retirement costs	--	(8,505)
Interest rate swap termination costs	(6,315)	--
Proceeds from stock option exercises	39,565	1,678
Common dividends paid	(4,939)	(4,748)
Other - net	--	(285)

Net cash provided by financing	27,954	97,812

Increase in cash and cash equivalents	23,023	50,598

Cash and cash equivalents at beginning of period	141,628	6,204

Cash and cash equivalents at end of period	$164,651	$56,802

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Texas Industries, Inc. and subsidiaries (unless the context indicates otherwise, collectively, the “Company” or “TXI”) is a leading supplier of construction materials through two business segments: cement, aggregate and concrete products (the “CAC” segment); and structural steel and steel bar products (the “Steel” segment). Through the CAC segment, the Company produces and sells cement, stone, sand and gravel, ready-mix concrete, expanded shale and clay aggregate, and other products from facilities concentrated in Texas, Louisiana and California. Through the Steel segment, the Company produces and sells structural steel, piling products, special bar quality products, merchant bar quality rounds, reinforcing bar and channels from facilities located in Texas and Virginia.

On December 14, 2004, the Company’s Board of Directors approved a plan to spin-off its wholly-owned steel operations. While many details of the spin-off have not been finalized, the steel operations will be placed in a new holding company named Chaparral Steel Company, whose stock will be distributed to the Company’s shareholders in a transaction that is expected to take the form of a tax-free stock dividend. Chaparral Steel Company has filed a Registration Statement on Form 10 with the Securities and Exchange Commission. The transaction is subject to the following: confirmation that the distribution will be tax-free, continued favorable market conditions, satisfaction of U.S. Securities and Exchange Commission requirements and other customary conditions. It is expected that the distribution will be completed during the quarter ending August 31, 2005.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended February 28, 2005, are not necessarily indicative of the results that may be expected for the year ended May 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2004.

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

Cash and Cash Equivalents. Investments with maturities of less than 90 days when purchased are classified as cash equivalents and consist primarily of money market funds and investment grade commercial paper issued by major corporations and financial institutions. Cash and cash equivalents includes $24.7 million used to support letters of credit.

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

Property, plant and equipment is recorded at cost. Provisions for depreciation are computed generally using the straight-line method. Provisions for depletion of mineral deposits are computed on the basis of the estimated quantity of recoverable raw materials. Useful lives for the Company’s primary operating facilities range from 10 to 20 years. Maintenance and repairs are charged to expense as incurred. Costs incurred for scheduled shutdowns to refurbish the Steel facilities are amortized over the benefited period, typically 12 months.

Goodwill. Management tests goodwill for impairment at least annually by each reporting unit. If the carrying amount of the goodwill exceeds its fair value an impairment loss is recognized. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the applicable reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future prices for the Company’s products, capital needs, economic trends and other factors. Goodwill identified with CAC’s California cement operations resulted from the acquisition of Riverside Cement Company. Goodwill identified with Steel’s Texas operations resulted from the acquisition of Chaparral Investments, Inc., formerly known as Chaparral Steel Company. In each case the fair value of the respective reporting unit exceeds its carrying value. The carrying value of CAC goodwill was $61.3 million and the carrying value of Steel goodwill was $85.2 million at both February 28, 2005 and May 31, 2004.

Real Estate and Investments. Surplus real estate and real estate acquired for development of high quality industrial, office or multi-use parks totaled $10.1 million and $11.2 million at February 28, 2005 and May 31, 2004, respectively.

Investments are composed primarily of life insurance contracts purchased in connection with certain Company benefit plans. The contracts, recorded at their net cash surrender value, totaled $96.0 million (net of distributions of $1.3 million) at February 28, 2005 and $34.2 million (net of distributions of $52.5 million) at May 31, 2004. During the quarter ended August 31, 2004, distributed amounts totaling $51.2 million were repaid. Charges incurred on the distributions of $100,000 and $2.5 million in the nine-month periods ended February 28, 2005 and February 29, 2004, respectively, were included in interest expense.

Deferred Charges and Intangibles. Deferred charges are composed primarily of debt issuance costs that totaled $17.8 million and $19.7 million at February 28, 2005 and May 31, 2004, respectively. The costs are associated with various debt issues and amortized over the term of the related debt.

Intangibles are composed of non-compete agreements and other intangibles with finite lives being amortized on a straight-line basis over periods of 5 to 15 years. Their carrying value, adjusted for write-offs, totaled $1.9 million (net of accumulated amortization of $2.8 million) at February 28, 2005 and $2.1 million (net of accumulated amortization of $3.8 million) at May 31, 2004. Amortization expense incurred was $300,000 in both nine-month periods ended February 28, 2005 and February 29, 2004. Estimated amortization expense for each of the five succeeding years is $300,000 per year.

Other Credits. Other credits of $57.2 million at February 28, 2005 and $68.5 million at May 31, 2004 are composed primarily of liabilities related to the Company’s retirement plans, deferred compensation agreements and asset retirement obligations.

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

Changes in the Company’s asset retirement obligations for the nine-month periods ended February 28, 2005 and February 29, 2004, are as follows:

In thousands	2005	2004

Balance at beginning of period	$4,992	$--
Initial obligation	--	4,092
Revisions	--	554
Accretion expense	282	267
Settlements	(253)	(164)

Balance at end of period	$5,021	$4,749

Pension Liability Adjustment. The pension liability adjustment to shareholders’ equity of $4.5 million at both February 28, 2005 and May 31, 2004 (net of tax of $2.4 million) relates to a defined benefit retirement plan covering approximately 600 employees and retirees of an acquired subsidiary. Comprehensive income or loss consists of net income or loss and the pension liability adjustment to shareholders’ equity. Comprehensive income (loss) was the same as net income (loss) for the three-month and nine-month periods ended February 28, 2005 and February 29, 2004.

Net Sales. Sales are recognized when title has transferred and products are delivered. The Company includes delivery fees in the amount it bills customers to the extent needed to recover the Company’s cost of freight and delivery. Net sales are presented as revenues including these delivery fees.

Other Income. Other income in the three-month and nine-month periods ended February 28, 2005, includes gains of $3.2 million and $7.6 million, respectively, from routine sales of surplus operating assets and real estate. Other income in the nine-month period ended February 28, 2005 also includes a gain of $6.2 million from the sale of emissions credits associated with the Company’s expanded shale and clay aggregate operation in south Texas.

Other income in the three-month and nine-month periods ended February 29, 2004 includes a gain of $34.4 million from the sale of the Company’s Texas and Louisiana brick production facilities. Other income in the nine-month period ended February 29, 2004, also includes $4.2 million from the Company’s litigation against certain graphite electrode suppliers.

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

Contingently issuable shares relate to deferred compensation agreements in which directors elected to defer annual and meeting fees or executives elected to defer incentive compensation and vested shares under the Company’s former stock awards program. The deferred compensation is denominated in shares of the Company’s common stock and issued in accordance with the terms of the agreement subsequent to retirement or separation from the Company. The shares are considered contingently issuable because the director or executive has an unconditional right to the shares to be issued. Vested stock award shares are issued in the year in which the employee reaches age 60.

Diluted EPS adjusts net income and the outstanding shares for the dilutive effect of convertible subordinated debentures, stock options and awards.

Basic and Diluted EPS are calculated as follows:

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,

In thousands except per share	2005	2004	2005	2004

Earnings
Income (loss) before accounting change	$15,990	$20,889	$82,830	$(202)
Cumulative effect of accounting change	--	--	--	(1,071)

Net income (loss)	$15,990	$20,889	$82,830	$(1,273)

Shares
Weighted-average shares outstanding	22,378	21,120	21,807	21,092
Contingently issuable shares	35	69	51	71

Basic weighted-average shares	22,413	21,189	21,858	21,163

Convertible subordinated debentures	2,888	2,888	2,888	--
Stock option and award dilution	818	611	816	--

Diluted weighted-average shares*	26,119	24,688	25,562	21,163

Basic earnings (loss) per share
Income (loss) before accounting change	$.71	$.99	$3.79	$(.01)
Cumulative effect of accounting change	--	--	--	(.05)

Net income (loss)	$.71	$.99	$3.79	$(.06)

Diluted earnings (loss) per share
Income (loss) before accounting change	$.68	$.92	$3.45	$(.01)
Cumulative effect of accounting change	--	--	--	(.05)

Net income (loss)	$.68	$.92	$3.45	$(.06)

* Shares excluded due to antidilutive effect
Convertible subordinated debentures	--	--	--	2,888
Stock options and awards	--	756	173	3,262

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

In accordance with SFAS No. 123, the Company discloses the compensation cost based on the estimated fair value at the date of grant. Compensation expense is recognized ratably over the vesting period. The weighted-average fair value of options granted in the nine-month period ended February 28, 2005 was $23.83. The fair value of each option grant was estimated on the date of grant for purposes of the pro forma disclosures using the Black-Scholes option-pricing model based on weighted average assumptions for dividend yield of .50%, volatility factor of .345, risk-free interest rate of 3.89% and expected life in years of 6.4.

If the Company had applied the fair value recognition provisions of SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been adjusted to the following pro forma amounts:

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,

In thousands except per share	2005	2004	2005	2004

Net income (loss)
As reported	$15,990	$20,889	$82,830	$(1,273)
Plus: stock-based compensation included in the determination of net income (loss) as reported, net of tax	933	1,147	2,677	1,291
Less: fair value of stock-based compensation, net of tax	(748)	(1,975)	(2,645)	(3,964)

Pro forma	$16,175	$20,061	$82,862	$(3,946)

Basic earnings (loss) per share
As reported	$.71	$.99	$3.79	$(.06)
Pro forma	.72	.95	3.79	(.19)

Diluted earnings (loss) per share
As reported	$.68	$.92	$3.45	$(.06)
Pro forma	.69	.89	3.45	(.19)

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB Opinion No. 25. Among other items, SFAS No. 123R eliminates the use of APB Opinion No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123R is the first reporting period beginning after June 15, 2005, which is the second quarter of the Company’s fiscal year ending May 31, 2006. The Company currently expects to adopt SFAS No. 123R effective September 1, 2005 using the “modified prospective” method. Under the modified prospective method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Financial information for periods prior to the date of adoption of SFAS No. 123R would not be restated. The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS No. 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company has not yet determined which model it will use to measure the fair value of awards of equity instruments to employees upon the adoption of SFAS No. 123R.

The adoption of SFAS No. 123R will have a significant effect on the Company’s future results of operations. However, it will not have an impact on the Company’s consolidated financial position. The impact of SFAS No. 123R on the Company’s results of operations can not be predicted at this time, because it will depend on the number of equity awards granted in the future, as well as the model used to value the awards. However, had the Company adopted the requirements of SFAS No. 123R in prior periods, the impact would have approximated the amounts disclosed in the table above.

WORKING CAPITAL

Working capital totaled $577.0 million at February 28, 2005, compared to $466.7 million at May 31, 2004.

Accounts receivable are presented net of allowances for doubtful receivables of $3.9 million at February 28, 2005 and $5.3 million at May 31, 2004. Provisions for bad debts charged to expense were $1.2 million and $4.1 million in the nine-month periods ended February 28, 2005 and February 29, 2004, respectively. Uncollectible accounts written off amounted to $2.6 million and $2.9 million in the nine-month periods ended February 28, 2005 and February 29, 2004, respectively.

Inventories consist of:

	February 28,	May 31,

In thousands	2005	2004

Finished products	$125,495	$86,395
Work in process	60,506	56,440
Raw materials and supplies	146,524	123,698

	$332,525	$266,533

Inventories are stated at cost (not in excess of market) primarily using the last-in, first-out (“LIFO”) method. If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $67.0 million at February 28, 2005 and $49.7 million at May 31, 2004.

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which will become effective for the Company beginning June 1, 2006. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.

Accrued interest, wages and other items consist of:

	February 28,	May 31,

In thousands	2005	2004

Interest	$14,914	$28,412
Employee compensation	27,876	27,142
Income taxes	891	686
Property taxes and other	17,529	22,459

	$61,210	$78,699

LONG-TERM DEBT

Long-term debt is comprised of the following:

	February 28,	May 31,

In thousands	2005	2004

Senior secured credit facility expiring in 2007	$--	$--
Senior notes due in 2011, interest rate 10.25%	600,000	600,000
Interest rate swaps
Fair value adjustment	--	(12,570)
Unamortized gains on termination	7,239	8,102
Unamortized losses on termination	(6,269)	--
Pollution control bonds due through 2007, interest rate 4.125% (75% of prime)	2,835	3,175
Other	389	404

	604,194	599,111
Less current maturities	687	699

	$603,507	$598,412

Maturities of long-term debt for each of the five succeeding years are $700,000 per year for 2006 and 2007, $1.5 million for 2008 and none for 2009 and 2010.

Senior Secured Credit Facility. The Company has available a $100 million senior secured credit facility expiring June 6, 2007. Borrowings bear annual interest either at the LIBOR rate plus 2.0% or the prime rate. These interest rate margins are subject to financial performance price adjustments. Commitment fees at an annual rate of .375% are paid on the unused portion of the facility.

No borrowings were outstanding under the facility at February 28, 2005; however, $27.1 million of the facility was utilized to support letters of credit. Borrowings under the facility are limited based on the net amounts of eligible accounts receivable. In addition, there is the requirement to meet certain financial tests and to maintain certain financial ratios if the excess availability under the facility falls below $30 million, including maintaining a fixed charge coverage ratio and meeting a minimum tangible net worth test.

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

Interest Rate Swaps. On February 14, 2005, the Company terminated its outstanding interest rate swap agreements associated with $300 million of the senior notes resulting in a loss of $6.3 million. Gains and losses from interest rate swap terminations have been recorded as increases or decreases in the carrying value of the Company’s long-term debt and are being amortized as adjustments to interest expense over the remaining term of the senior notes.

The amount of interest paid was $66.6 million and $46.5 million in the nine-month periods ended February 28, 2005 and February 29, 2004, respectively. No interest was capitalized in the nine-month periods ended February 28, 2005 and February 29, 2004.

CONVERTIBLE SUBORDINATED DEBENTURES

On June 5, 1998, the Company issued $206.2 million aggregate principal amount of 5.5% convertible subordinated debentures due June 30, 2028 (the “Debentures”). TXI Capital Trust I (the “Trust”), a Delaware business trust 100% owned by the Company, issued 4,000,000 of its 5.5% Shared Preference Redeemable Securities (“Preferred Securities”) to the public for gross proceeds of $200 million. The combined proceeds from the issuance of the Preferred Securities and the issuance to the Company of the common securities of the Trust were invested by the Trust in the Debentures. At February 28, 2005, 3,998,744 Preferred Securities representing an undivided beneficial interest in $199.9 million of the $206.1 million aggregate principal amount of Debentures issued were outstanding.

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

SHAREHOLDERS’ EQUITY

Common stock consists of:

	February 28,	May 31,

In thousands	2005	2004

Shares authorized	40,000	40,000
Shares outstanding	22,665	21,201
Shares held in treasury	2,402	3,866
Shares reserved for stock options and other	4,102	3,182

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

STOCK OPTION PLANS

The Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (the “2004 Plan”) provides that, in addition to other types of awards, non-qualified and incentive stock options to purchase Common Stock may be granted to directors, officers and key employees at market prices at date of grant. Options become exercisable in installments beginning one year after date of grant and expire ten years later. Stock options are outstanding under both the 2004 Plan and the Company’s 1993 Stock Option Plan, which expired in 2003.

A summary of option transactions for the nine-month period ended February 28, 2005, follows:

	Shares Under Option	Weighted-Average Option Price

Outstanding at May 31, 2004	3,102,268	$28.89
Granted	235,650	60.18
Exercised	(1,483,438)	28.53
Canceled	(51,890)	26.54

Outstanding at February 28, 2005	1,802,590	$33.34

There were 772,320 shares exercisable at February 28, 2005. Outstanding options expire on various dates to January 11, 2015. The Company has reserved 2,253,850 shares for future awards under the 2004 Plan.

INCOME TAXES

Federal income taxes for the interim periods ended February 28, 2005 and February 29, 2004, have been included in the accompanying financial statements on the basis of an estimated annual rate. The primary reason that the tax rate differs from the 35% statutory corporate rate is due to percentage depletion that is tax deductible and state income tax expense. Applying these differences to the estimated current year pretax income resulted in an estimated annualized effective tax rate for 2005 of 32.4% compared to 26.2% for 2004. The tax benefit attributed to cumulative effect of accounting change in 2004 is based on the incremental tax rate of 35%. The Company made income tax payments of $8.9 million and $1.3 million in the nine-month periods ended February 28, 2005 and February 29, 2004, respectively.

The American Jobs Creation Act of 2004, among other things, allows a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The Company is currently evaluating the impact of the new law on its future taxable income. For financial reporting purposes, any deductions for qualified domestic production activities will be accounted for as a special deduction rather than as a rate reduction.

LEGAL PROCEEDINGS AND CONTINGENT LIABILITIES

The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, air emissions, furnace dust disposal and wastewater discharge. The Company believes it is in substantial compliance with applicable environmental laws and regulations; however, from time to time the Company receives claims from federal and state environmental regulatory agencies and entities asserting that the Company is or may be in violation of certain environmental laws and regulations. Based on its experience in dealing with such claims in the past and the information currently available to it regarding any such claims that are currently unresolved, the Company believes that such claims will not have a material impact on its financial condition or results of operations. Despite the Company’s compliance and experience, it is possible that the Company could be held liable for future charges which might be material but are not currently known or estimable. In addition, changes in federal or state laws, regulations or requirements or discovery of currently unknown conditions could require additional expenditures by the Company.

The Company and its subsidiaries are defendants in lawsuits which arose in the normal course of business. In management’s judgment (based on the opinion of counsel) the ultimate liability, if any, from such legal proceedings will not have a material effect on the consolidated financial position or results of operations of the Company.

RETIREMENT PLANS

Approximately 600 employees and retirees of Riverside Cement Company are covered by a defined benefit pension plan and a postretirement health benefit plan. The amount of the defined benefit pension plan and postretirement health benefit plan expense charged to costs and expenses in the three-month and nine-month periods ended February 28, 2005 and February 29, 2004, is as follows:

	Pension Benefit		Health Benefit
In thousands	2005	2004	2005	2004

Three months ended February 28/29
Service cost	$109	$229	$23	$67
Interest cost	644	590	123	192
Expected return on plan assets	(611)	(502)	--	--
Amortization of prior service cost	--	--	(211)	(86)
Amortization of net actuarial loss	125	233	226	210

	$267	$550	$161	$383

Nine months ended February 28/29
Service cost	$327	$686	$69	$202
Interest cost	1,932	1,772	369	575
Expected return on plan assets	(1,832)	(1,508)	--	--
Amortization of prior service cost	--	--	(633)	(259)
Amortization of net actuarial loss	375	699	678	630

	$802	$1,649	$483	$1,148

The Company contributed $4.1 million to the defined benefit pension plan during the nine-month period ended February 28, 2005. The Company does not expect to make any additional contributions during the remainder of the current fiscal year.

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

The Company has a series of financial security plans (“FSP”) that are non-qualified defined benefit plans providing retirement and death benefits to substantially all of the Company’s executive and key managerial employees. The plans are contributory but not funded.

The amount of FSP benefit expense charged to costs and expenses in the three-month and nine-month periods ended February 28, 2005 and February 29, 2004, is as follows:

	FSP Benefit
In thousands	2005	2004

Three months ended February 28/29
Service cost	$572	$515
Interest cost	469	464
Amortization of transition amount	45	47
Recognized actuarial gain	--	(14)
Participant contributions	(124)	(137)

	$962	$875

Nine months ended February 28/29
Service cost	$1,716	$1,545
Interest cost	1,407	1,390
Amortization of transition amount	135	141
Recognized actuarial gain	--	(42)
Participant contributions	(378)	(387)

	$2,880	$2,647

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

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating balance sheet at February 28, 2005

Cash and cash equivalents	$159,040	$5,611	$--	$--	$164,651
Accounts receivable - net	--	214,844	--	--	214,844
Intercompany receivables	315,505	591,046	--	(906,551)	--
Inventories	--	332,525	--	--	332,525
Deferred taxes and prepaid expenses	3,601	39,465	--	--	43,066

Total current assets	478,146	1,183,491	--	(906,551)	755,086

Goodwill	--	146,474	--	--	146,474
Real estate and investments	--	107,926	--	--	107,926
Deferred charges and intangibles	17,860	10,426	--	--	28,286
Deferred income taxes	34,611	--	--	(34,611)	--
Investment in subsidiaries	1,178,536	--	--	(1,178,536)	--
Long-term intercompany receivables	593,246	--	--	(593,246)	--
Property, plant and equipment - net	--	1,040,594	--	(508)	1,040,086

Total assets	$2,302,399	$2,488,911	$--	$(2,713,452)	$2,077,858

Accounts payable	$228	$115,930	$--	$--	$116,158
Intercompany payables	591,046	315,505	--	(906,551)	--
Accrued interest, wages and other items	15,888	45,322	--	--	61,210
Current portion of long-term debt	680	7	--	--	687

Total current liabilities	607,842	476,764	--	(906,551)	178,055

Long-term debt	603,125	382	--	--	603,507
Convertible subordinated debentures	199,937	--	--	--	199,937
Long-term intercompany payables	--	593,246	--	(593,246)	--
Deferred income taxes and other credits	2,511	239,629	--	(34,765)	207,375
Shareholders’ equity	888,984	1,178,890	--	(1,178,890)	888,984

Total liabilities and shareholders’ equity	$2,302,399	$2,488,911	$--	$(2,713,452)	$2,077,858

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating balance sheet at May 31, 2004

Cash and cash equivalents	$134,813	$6,815	$--	$--	$141,628
Accounts receivable - net	--	211,535	--	--	211,535
Intercompany receivables	172,560	429,398	--	(601,958)	--
Inventories	--	266,533	--	--	266,533
Deferred taxes and prepaid expenses	37	34,917	--	--	34,954

Total current assets	307,410	949,198	--	(601,958)	654,650

Goodwill	--	146,474	--	--	146,474
Real estate and investments	--	47,006	--	--	47,006
Deferred charges and intangibles	21,687	10,667	--	--	32,354
Deferred income taxes	32,053	--	--	(32,053)	--
Investment in subsidiaries	1,078,895	--	--	(1,078,895)	--
Long-term intercompany receivables	593,246	--	--	(593,246)	--
Property, plant and equipment - net	--	1,064,157	--	(508)	1,063,649

Total assets	$2,033,291	$2,217,502	$--	$(2,306,660)	$1,944,133

Accounts payable	$35	$108,522	$--	$--	$108,557
Intercompany payables	429,398	172,560	--	(601,958)	--
Accrued interest, wages and other items	29,088	49,611	--	--	78,699
Current portion of long-term debt	680	19	--	--	699

Total current liabilities	459,201	330,712	--	(601,958)	187,955

Long-term debt	598,027	385	--	--	598,412
Convertible subordinated debentures	199,937	--	--	--	199,937
Long-term intercompany payables	--	593,246	--	(593,246)	--
Deferred income taxes and other credits	14,142	213,910	--	(32,207)	195,845
Shareholders’ equity	761,984	1,079,249	--	(1,079,249)	761,984

Total liabilities and shareholders’ equity	$2,033,291	$2,217,502	$--	$(2,306,660)	$1,944,133

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating statement of operations for three months ended February 28, 2005

Net sales	$--	$440,158	$--	$--	$440,158
Costs and expenses (income)
Cost of products sold	--	384,044	--	--	384,044
Selling, general and administrative	1,314	23,223	--	--	24,537
Interest	17,797	13,106	--	(13,058)	17,845
Loss on early retirement of debt	--	--	--	--	--
Other income	(14,005)	(7,983)	--	13,058	(8,930)

	5,106	412,390	--	--	417,496

Income (loss) before the following items	(5,106)	27,768	--	--	22,662
Income taxes (benefit)	(1,787)	8,459	--	--	6,672

	(3,319)	19,309	--	--	15,990
Accounting change - net of income taxes	--	--	--	--	--
Equity in earnings (loss) of subsidiaries	19,309	--	--	(19,309)	--

Net income (loss)	$15,990	$19,309	$--	$(19,309)	$15,990

Condensed consolidating statement of operations for three months ended February 29, 2004

Net sales	$--	$407,970	$--	$--	$407,970
Costs and expenses (income)
Cost of products sold	--	368,746	--	--	368,746
Selling, general and administrative	982	21,895	--	--	22,877
Interest	17,136	14,222	--	(13,397)	17,961
Loss on early retirement of debt	--	--	--	--	--
Other income	(47,851)	(2,147)	--	13,397	(36,601)

	(29,733)	402,716	--	--	372,983

Income (loss) before the following items	29,733	5,254	--	--	34,987
Income taxes (benefit)	10,407	3,691	--	--	14,098

	19,326	1,563	--	--	20,889
Accounting change - net of income taxes	--	--	--	--	--
Equity in earnings (loss) of subsidiaries	1,563	--	--	(1,563)	--

Net income (loss)	$20,889	$1,563	$--	$(1,563)	$20,889

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating statement of operations for nine months ended February 28, 2005

Net sales	$--	$1,383,729	$--	$--	$1,383,729
Costs and expenses (income)
Cost of products sold	--	1,156,099	--	--	1,156,099
Selling, general and administrative	2,465	74,848	--	--	77,313
Interest	51,738	38,902	--	(38,717)	51,923
Loss on early retirement of debt	--	--	--	--	--
Other income	(40,648)	(22,290)	--	38,717	(24,221)

	13,555	1,247,559	--	--	1,261,114

Income (loss) before the following items	(13,555)	136,170	--	--	122,615
Income taxes (benefit)	(4,744)	44,529	--	--	39,785

	(8,811)	91,641	--	--	82,830
Accounting change - net of income taxes	--	--	--	--	--
Equity in earnings (loss) of subsidiaries	91,641	--	--	(91,641)	--

Net income (loss)	$82,830	$91,641	$--	$(91,641)	$82,830

Condensed consolidating statement of operations for nine months ended February 29, 2004

Net sales	$--	$1,152,567	$--	$--	$1,152,567
Costs and expenses (income)
Cost of products sold	--	1,055,250	--	--	1,055,250
Selling, general and administrative	2,880	70,236	36	--	73,152
Interest	53,505	42,331	31	(39,983)	55,884
Loss on early retirement of debt	11,246	--	--	--	11,246
Other income	(74,503)	(8,492)	(67)	40,175	(42,887)

	(6,872)	1,159,325	--	192	1,152,645

Income (loss) before the following items	6,872	(6,758)	--	(192)	(78)
Income taxes (benefit)	2,405	(2,214)	--	(67)	124

	4,467	(4,544)	--	(125)	(202)
Accounting change - net of income taxes	--	(1,071)	--	--	(1,071)
Equity in earnings (loss) of subsidiaries	(5,740)	--	--	5,740	--

Net income (loss)	$(1,273)	$(5,615)	$--	$5,615	$(1,273)

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating statement of cash flows for nine months ended February 28, 2005

Net cash provided (used) by operations	$(3,244)	$100,737	$--	$--	$97,493

Investing activities
Capital expenditures	--	(48,792)	--	--	(48,792)
Proceeds from disposal of assets	--	6,621	--	--	6,621
Investments in life insurance contracts	--	(59,094)	--	--	(59,094)
Other - net	(500)	(659)	--	--	(1,159)

Net cash used by investing	(500)	(101,924)	--	--	(102,424)

Financing activities
Long-term borrowings	--	--	--	--	--
Debt retirements	(340)	(17)	--	--	(357)
Debt issuance costs	--	--	--	--	--
Debt retirement costs	--	--	--	--	--
Interest rate swap termination costs	(6,315)	--	--	--	(6,315)
Proceeds from stock option exercises	39,565	--	--	--	39,565
Common dividends paid	(4,939)	--	--	--	(4,939)
Other - net	--	--	--	--	--

Net cash provided (used) by financing	27,971	(17)	--	--	27,954

Increase (decrease) in cash and cash equivalents	24,227	(1,204)	--	--	23,023
Cash and cash equivalents at beginning of period	134,813	6,815	--	--	141,628

Cash and cash equivalents at end of period	$159,040	$5,611	$--	$--	$164,651

Condensed consolidating statement of cash flows for nine months ended February 29, 2004

Net cash provided (used) by operations	$(77,431)	$16,457	$(5)	$--	$(60,979)

Investing activities
Capital expenditures	--	(24,725)	--	--	(24,725)
Proceeds from disposal of assets	37,566	2,499	--	--	40,065
Investments in life insurance contracts	--	213	--	--	213
Other - net	--	(1,788)	--	--	(1,788)

Net cash used by investing	37,566	(23,801)	--	--	13,765

Financing activities
Long-term borrowings	718,097	--	--	--	718,097
Debt retirements	(591,937)	(115)	--	--	(592,052)
Debt issuance costs	(16,373)	--	--	--	(16,373)
Debt retirement costs	(8,505)	--	--	--	(8,505)
Interest rate swap termination costs	--	--	--	--	--
Proceeds from stock option exercises	1,678	--	--	--	1,678
Common dividends paid	(4,748)	--	--	--	(4,748)
Other - net	(259)	(26)	--	--	(285)

Net cash provided (used) by financing	97,953	(141)	--	--	97,812

Increase (decrease) in cash and cash equivalents	58,088	(7,485)	(5)	--	50,598
Cash and cash equivalents at beginning of period	4,161	2,038	5	--	6,204

Cash and cash equivalents at end of period	$62,249	$(5,447)	$--	$--	$56,802

EXHIBIT A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Texas Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Texas Industries, Inc. and subsidiaries (the Company) as of February 28, 2005, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended February 28, 2005 and February 29, 2004, and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 2005 and February 29, 2004. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of May 31, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended [not presented herein], and in our report dated June 30, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

April 5, 2005

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of operations and financial condition for the three-month and nine-month periods ended February 28, 2005 to the three-month and nine-month periods ended February 29, 2004.

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

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,

In thousands	2005	2004	2005	2004

TOTAL SALES
Cement	$84,935	$80,019	$285,171	$260,442
Ready-mix	47,750	43,231	157,494	150,884
Stone, sand & gravel	30,223	23,990	93,343	87,079
Structural mills	182,237	169,758	564,551	418,673
Bar mill	56,876	49,757	173,317	119,455

UNITS SHIPPED
Cement (tons)	1,133	1,179	3,881	3,834
Ready-mix (cubic yards)	782	734	2,650	2,597
Stone, sand & gravel (tons)	5,392	4,490	16,687	16,140
Structural mills (tons)	318	438	1,013	1,195
Bar mill (tons)	83	132	270	337

NET SALES
Cement	$71,312	$67,973	$240,179	$218,745
Ready-mix	47,680	43,210	157,310	150,639
Stone, sand & gravel	22,638	17,541	68,542	63,948
Other products	22,095	24,900	67,794	79,246
Delivery fees	17,314	12,656	50,885	42,482

TOTAL CAC	181,039	166,280	584,710	555,060

Structural mills	182,237	169,758	564,551	418,673
Bar mill	56,876	49,757	173,317	119,455
Other products	7,823	7,094	22,992	18,058
Delivery fees	12,183	15,081	38,159	41,321

TOTAL STEEL	259,119	241,690	799,019	597,507

TOTAL NET SALES	$440,158	$407,970	$1,383,729	$1,152,567

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,

In thousands	2005	2004	2005	2004

CAC OPERATIONS
Gross profit	$27,861	$34,009	$109,553	$121,592
Less: Depreciation, depletion & amortization	11,244	11,333	33,398	34,245
Selling, general & administrative	9,162	9,506	33,623	32,238
Other income	(5,979)	(34,716)	(15,527)	(36,684)

OPERATING PROFIT	13,434	47,886	58,059	91,793

STEEL OPERATIONS
Gross profit	51,548	28,620	187,441	46,544
Less: Depreciation & amortization	12,234	12,287	36,515	37,234
Selling, general & administrative	6,417	5,623	18,949	18,661
Other income	(1,923)	(884)	(3,745)	(5,025)

OPERATING PROFIT (LOSS)	34,820	11,594	135,722	(4,326)

TOTAL OPERATING PROFIT	48,254	59,480	193,781	87,467

CORPORATE RESOURCES
Other income	1,028	1,001	4,949	1,178
Less: Depreciation & amortization	433	468	1,331	1,418
Selling, general & administrative	8,342	7,065	22,861	20,175

	(7,747)	(6,532)	(19,243)	(20,415)

INTEREST EXPENSE	(17,845)	(17,961)	(51,923)	(55,884)

LOSS ON EARLY RETIREMENT OF DEBT	--	--	--	(11,246)

INCOME (LOSS) BEFORE INCOME TAXES AND ACCOUNTING CHANGE	$22,662	$34,987	$122,615	$(78)

RESULTS OF OPERATIONS

CAC Operations

CAC operating profit at $13.4 million in the current quarter and $58.1 million in the current nine-month period decreased from the prior year periods $34.5 million and $33.7 million, respectively. Operating profit in the prior year periods included $34.4 million of other income from the February 2004 sale of the Company’s brick production facilities in Texas and Louisiana. The impact of abnormally wet weather in the Company’s Texas and California markets and cement plant downtime reduced cement shipments and increased cement unit costs in the current quarter, offsetting the effect of higher realized prices for the Company’s major products. Overall demand remains solid in the Company’s Texas and California markets.

Net Sales. CAC sales at $181.0 million in the current quarter increased $14.8 million from the prior year period. Total cement sales increased $4.9 million on 11% higher average trade prices and 4% lower shipments. Ready-mix sales increased $4.5 million on 4% higher average trade prices and 7% higher volume. Aggregate sales increased $6.2 million on 3% higher average trade prices and 20% higher shipments.

CAC sales at $584.7 million in the current nine-month period increased $29.7 million from the prior year period. Total cement sales increased $24.7 million on 8% higher average trade prices and comparable shipments. Ready-mix sales increased $6.6 million on 2% higher average trade prices and 2% higher volume. Aggregate sales increased $6.3 million on 3% higher average trade prices and 3% higher shipments.

Operating Costs. CAC cost of products sold at $164.2 million in the current quarter, including depreciation, depletion and amortization, increased $20.9 million from the prior year period. Cost of products sold at $508.0 million in the current nine-month period increased $41.0 million. Cement plant downtime and higher maintenance costs increased cement unit costs.

Selling, general and administrative expense at $9.3 million in the current quarter, including depreciation and amortization, decreased $400,000 from the prior year period due primarily to lower bad debt expense. Selling, general and administrative expense at $34.2 million in the current nine-month period increased $1.3 million from the prior year period due to higher general expenses.

Other income in the current quarter and nine-month periods includes gains of $3.8 million and $6.3 million, respectively, from routine sales of surplus operating assets. The current nine-month period also includes a gain of $6.2 million from the sale of emissions credits associated with the Company’s expanded shale and clay aggregate operation in south Texas. Other income in the prior year quarter and nine-month periods includes a gain of $34.4 million from the sale of the Company’s brick production facilities in Texas and Louisiana.

Steel Operations

Steel operating profit at $34.8 million in the current quarter increased $23.2 million from the prior year period. Operating profit at $135.7 million in the current nine-month period increased $140.0 million from the prior year period. Margins that began to recover in January 2004 have generally stabilized as higher selling prices have more than offset higher scrap costs despite continued low levels of nonresidential construction. Overall shipments in the current quarter declined 30% from the prior year period as customers reduced their calendar year-end inventories while in the prior year period customers increased inventories in anticipation of higher prices.

Net Sales. Steel sales at $259.1 million in the current quarter increased $17.4 million from the prior year period. Structural steel sales increased $12.5 million on 48% higher average realized prices and 27% lower shipments. Bar mill sales increased $7.1 million on 82% higher average realized prices and 37% lower shipments.

Steel sales at $799.0 million in the current nine-month period increased $201.5 million from the prior year period. Structural steel sales increased $145.9 million on 59% higher average realized prices and 15% lower shipments. Bar mill sales increased $53.9 million on 81% higher average realized prices and 20% lower shipments.

Operating Costs. Steel cost of products sold at $219.8 million in the current quarter, including depreciation and amortization, decreased $5.6 million from the prior year period. Cost of products sold at $648.1 million in the current nine-month period increased $59.9 million from the prior year period. Higher raw material costs have increased unit costs. During the past year, the Company experienced unprecedented increases in the cost of steel scrap, the principal raw material used in its steel production. In recent months scrap costs have moderated but remain at historically high levels.

Selling, general and administrative expense at $6.4 million in the current quarter increased $800,000 from the prior year period due to higher incentive compensation expense. Selling, general and administrative expense at $18.9 million in the current nine-month period increased $300,000 from the prior year period as higher incentive compensation expense was partially offset by lower bad debt and general expenses.

Other income in the prior year nine-month period included $4.2 million resulting from the Company’s litigation against certain graphite electrode suppliers.

Corporate Resources

Selling, general and administrative expense at $8.8 million in the current quarter, including depreciation and amortization, increased $1.2 million from the prior year period. Selling, general and administrative expense at $24.2 million in the current nine-month period increased $2.6 million from the prior year period. Higher incentive compensation expense was partially offset by lower general expenses in the current periods.

Other income in the current nine-month period increased from the prior year period due to higher real estate and interest income.

Interest Expense

Interest expense at $51.9 million in the current nine-month period decreased $4.0 million from the prior year period primarily as a result of the repayment of life insurance contract distributions.

Interest rate swap agreements associated with $300 million of the senior notes reduced interest expense $4.1 million and $4.2 million in the nine-month periods ended February 28, 2005 and February 29, 2004, respectively. On February 14, 2005, the Company terminated its outstanding interest rate swap agreements resulting in a loss of $6.3 million. The loss has been recorded as a decrease in the carrying value of the Company’s long-term debt and will be amortized as an adjustment to interest expense over the remaining term of the senior notes.

Loss on Early Retirement of Debt

The Company recognized an ordinary loss on early retirement of debt of $11.2 million in the prior year nine-month period as a result of the June 2003 refinancing.

Income Taxes

The Company’s effective tax rate is estimated at 32.4% compared to 26.2% in the prior year period. The primary reason that the tax rate differs from the 35% statutory corporate rate is due to percentage depletion that is tax deductible and state income tax expense.

The American Jobs Creation Act of 2004, among other things, allows a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The Company is currently evaluating the impact of the new law on its future taxable income. For financial reporting purposes, any deductions for qualified domestic production activities will be accounted for as a special deduction rather than as a rate reduction.

Cumulative Effect of Accounting Change – Net of Income Taxes

Effective June 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” which applies to legal obligations associated with the retirement of long-lived assets. Application of the new rules resulted in a cumulative charge of $1.1 million, net of income taxes of $600,000 in the prior year nine-month period.

LIQUIDITY AND CAPITAL RESOURCES

In addition to cash and cash equivalents at February 28, 2005 of $164.7 million, the Company’s sources of liquidity include cash from operations, borrowings available under its $100 million senior secured credit facility and distributions available under its investments in life insurance contracts.

Senior Secured Credit Facility. The Company has available a $100 million senior secured credit facility expiring June 6, 2007. Borrowings bear annual interest either at the LIBOR rate plus 2.0% or the prime rate. These interest rate margins are subject to financial performance price adjustments. Commitment fees at an annual rate of .375% are paid on the unused portion of the facility.

No borrowings were outstanding under the facility at February 28, 2005; however, $27.1 million of the facility was utilized to support letters of credit. Borrowings under the facility are limited based on the net amount of eligible accounts receivable. In addition, there is the requirement to meet certain financial tests and to maintain certain financial ratios if the excess availability under the facility falls below $30 million, including maintaining a fixed charge coverage ratio and meeting a minimum tangible net worth test.

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

Investments in Life Insurance Contracts. During the quarter ended August 31, 2004, distributions from the Company’s investments in life insurance contracts in the amount of $51.2 million were repaid. These funds are available for redistribution at the election of the Company.

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

The following is a summary of the Company’s estimated future payments under its material contractual obligations as of February 28, 2005.

	Future Payments by Period
In thousands	Total	2006	2007	2008	2009-2010	After 2010

Long-term debt (1)	$604,194	$687	$683	$1,475	$--	$601,349
Convertible subordinated debentures	199,937	--	--	--	--	199,937
Leases (2)	53,410	14,817	7,440	6,419	11,017	13,717
Purchased gas supply contracts (3)	46,748	6,088	6,088	6,088	12,176	16,308
In-plant mill services (4)	32,807	4,453	4,453	4,453	8,906	10,542

Total contractual obligations	$937,096	$26,045	$18,664	$18,435	$32,099	$841,853

(1)	The Company’s outstanding letters of credit issued under the senior secured credit facility generally only collateralize payment of recorded liabilities.
(2)

The Company leases certain mobile and other equipment used in its operations under operating leases that may in the normal course of business be renewed or replaced by subsequent leases. Future payments under leases exclude mineral rights which are insignificant and are generally required only for products produced.

(3)	The Company purchases processed gases for use at its steel facilities under long-term supply contracts that require a minimum amount of processed gases be purchased.
(4)	The Company purchases in-plant mill services under long-term contracts that require a minimum amount of services be purchased.

As discussed in Notes to Consolidated Financial Statements entitled “Retirement Plans” on pages 14 through 15, the Company contributed $4.1 million to a defined benefit pension plan during the nine-month period ended February 28, 2005. The Company is not able to reasonably estimate its future required contributions. The Company paid benefits under a health benefit plan during the nine-month period ended February 28, 2005 at an annual rate of $500,000. The Company paid benefits under a series of non-qualified defined benefit plans during the nine-month period ended February 28, 2005 at an annual rate of $2.3 million.

We expect cash and cash equivalents, cash from operations, available borrowings under the senior secured credit facility and available distributions under the investments in life insurance contracts to be sufficient to provide funds for capital expenditure commitments, scheduled debt repayments and working capital needs for at least the next year.

Cash Flows

Net cash provided by operations was $97.5 million in the current nine-month period, compared to $61.0 million used in the prior year period. Operating cash flows, excluding repurchases of trade receivables, increased $43.0 million primarily as a result of increased net income and the related effect on deferred taxes partially offset by changes in working capital items. Steel inventories increased $67.1 million as a result of lower shipments and higher scrap costs. Steel prepaid expenses increased $7.0 million as a result of the scheduled shutdown to refurbish the Steel production facilities. In the prior year period, the Company funded the repurchase of $115.5 million of trade receivables out of the proceeds of the June 2003 refinancing.

Net cash used by investing activities was $102.4 million in the current nine-month period, compared to $13.8 million provided in the prior year period. Capital expenditures for normal replacement and technological upgrades of existing equipment and expansions of the Company’s operations excluding major plant expansions were $48.8 million, up $24.1 million from the prior year period. The Company increased its investments in life insurance contracts $59.3 million over the prior year period, primarily as a result of repaying $51.2 million in prior distributions.

Net cash provided by financing activities was $28.0 million in the current nine-month period, compared to $97.8 million in the prior year period. Proceeds from stock option exercises increased $37.9 million from the prior year period. The Company terminated its interest rate swap agreements resulting in a loss of $6.3 million. The proceeds from the June 2003 refinancing net of issuance and retirement costs funded the repurchase of trade receivables. The Company’s quarterly cash dividend of $.075 per common share remained unchanged from the prior year period.

OTHER ITEMS

Environmental Matters

The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, air emissions, furnace dust disposal and wastewater discharge. The Company believes it is in substantial compliance with applicable environmental laws and regulations; however, from time to time the Company receives claims from federal and state environmental regulatory agencies and entities asserting that the Company is or may be in violation of certain environmental laws and regulations. Based on its experience in dealing with such claims in the past and the information currently available to it regarding any such claims that are currently unresolved, the Company believes that such claims will not have a material impact on its financial condition or results of operations. Despite the Company’s compliance and experience, it is possible that the Company could be held liable for future charges which might be material but are not currently known or estimable. In addition, changes in federal or state laws, regulations or requirements or discovery of currently unknown conditions could require additional expenditures by the Company.

Market Risk

Historically, the Company has not entered into derivatives or other financial instruments for trading or speculative purposes. Because of the short duration of the Company’s investments, changes in market interest rates would not have a significant impact on their fair value.

The Company has $600 million of 10.25% fixed-rate senior notes outstanding. The fair value of the debt will vary as interest rates change. On February 14, 2005, the Company terminated its interest rate swap agreements on $300 million of the underlying fixed rate debt. The swaps had changed the characteristics of the interest payments from fixed rate payments to short-term LIBOR-based variable rate payments in order to achieve a mix of interest rates on the Company’s long-term debt which, over time, was expected to moderate financing costs. At February 28, 2005, the fair value of long-term debt estimated based on broker/dealer quoted market prices, was approximately $682.9 million compared to a carrying value of $604.2 million.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB Opinion No. 25. Among other items, SFAS No. 123R eliminates the use of APB Opinion No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123R is the first reporting period beginning after June 15, 2005, which is the second quarter of the Company’s fiscal year ending May 31, 2006. The Company currently expects to adopt SFAS No. 123R effective September 1, 2005 using the “modified prospective” method. Under the modified prospective method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Financial information for periods prior to the date of adoption of SFAS No. 123R would not be restated. The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS No. 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company has not yet determined which model it will use to measure the fair value of awards of equity instruments to employees upon the adoption of SFAS No. 123R.

The adoption of SFAS No. 123R will have a significant effect on the Company’s future results of operations. However, it will not have an impact on the Company’s consolidated financial position. The impact of SFAS No. 123R on the Company’s results of operations can not be predicted at this time, because it will depend on the number of equity awards granted in the future, as well as the model used to value the awards. However, had the Company adopted the requirements of SFAS No. 123R in prior periods, the impact would have approximated the amounts disclosed in the Notes to Consolidated Financial Statements entitled “Stock-based Compensation” on pages 9 and 10 .

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which will become effective for the Company beginning June 1, 2006. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.

Spin-off of Steel Operations

On December 14, 2004, the Company’s Board of Directors approved a plan to spin-off its wholly-owned steel operations. While many details of the spin-off have not been finalized, the steel operations will be placed in a new holding company named Chaparral Steel Company, whose stock will be distributed to the Company’s shareholders in a transaction that is expected to take the form of a tax-free stock dividend. Chaparral Steel Company has filed a Registration Statement on Form 10 with the Securities and Exchange Commission. The transaction is subject to the following: confirmation that the distribution will be tax-free, continued favorable market conditions, satisfaction of U.S. Securities and Exchange Commission requirements and other customary conditions. It is expected that the distribution will be completed during the quarter ending August 31, 2005.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the

Private Securities Litigation Reform Act of 1995

Certain statements contained in this quarterly report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the impact of competitive pressures and changing economic and financial conditions on the Company’s business, construction activity in the Company’s markets, abnormal periods of inclement weather, changes in the cost of raw materials, fuel and energy, unscheduled plant shutdowns and the impact of environmental laws and other regulations. For further information refer to the Company’s Annual Report on Form 10-K for the year ended May 31, 2004.

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

Issuer Purchases of Equity Securities

The Company is restricted by its loan covenants from purchasing its Common Stock on the open market. However, the Company may repurchase shares of Common Stock in connection with so-called “stock swap exercises” of employee stock options in which shares are surrendered or deemed surrendered to the Company to pay the exercise price or to satisfy tax withholding obligations. No such repurchases occurred during the three-month period ended February 28, 2005.

Unregistered Sales of Equity Securities

During the period from January 1997 through January 2004, each non-employee Director received an annual grant of 500 restricted shares of unregistered Common Stock. During the period from January 1998 through January 2004, the Board annually approved an additional grant of 2,000 restricted shares of unregistered Common Stock to the Chairman of the Board. The shares are held by the Company until the Director ceases his/her tenure as a Director. At February 28, 2005, 23,500 restricted shares of unregistered Common Stock issued to continuing Directors were being held by the Company. No unregistered shares of Common Stock were delivered to directors during the three-month period ended February 28, 2005.

A former executive of the Company elected to defer a portion of his annual incentive compensation under a deferred compensation agreement. The compensation so deferred was denominated in shares of the Company’s Common Stock determined by references to the average market price on the date of deferral. Dividends were credited to the account in the form of Common Stock equivalents at a value equal to the fair market value of the Common Stock on the date of the payment of such dividend. On January 14, 2005, the Company issued 3,123 unregistered shares of Common Stock in final settlement of the $102,950 of incentive compensation deferred and dividends credited.

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

TEXAS INDUSTRIES, INC.

April 8, 2005	/s/ Richard M. Fowler
Richard M. Fowler
Executive Vice President - Finance and Chief Financial Officer
(Principal Financial Officer)

April 8, 2005	/s/ James R. McCraw
James R. McCraw
Vice President – Accounting and Information Services
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibits		Page

12.1	Computation of Ratios of Earnings to Fixed Charges	33

15.1	Letter re: Unaudited Interim Financial Information	34

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	35

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	36

32.1	Section 1350 Certification of Chief Executive Officer	37

32.2	Section 1350 Certification of Chief Financial Officer	38