Form 10-K
period 2005-05-31
TEXAS INDUSTRIES INC
filed 2005-08-12
CIK 97472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-4887

TEXAS INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-0832210
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1341 West Mockingbird Lane, Ste.700W, Dallas, Texas 75247-6913

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

The aggregate market value of the Registrant’s Common Stock, $1.00 par value, held by non-affiliates of the Registrant as of November 30, 2004, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1,298,590,000 (based on the closing sale price of the Registrant’s common stock on that date as reported on the New York Stock Exchange).

As of July 20, 2005, 22,803,867 shares of the Registrant’s common stock, $1.00 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant’s definitive proxy statement for the annual meeting of shareholders to be held October 18, 2005, are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

Recent Developments–Refinancing and Spin-off of Steel Operations

On December 15, 2004, our board of directors adopted a plan to spin off our wholly-owned steel operations in order to permit our cement, aggregates and concrete, or CAC, business and our steel business to each more efficiently obtain and allocate resources for its distinct business and allow the management of each business to focus on the opportunities and challenges specific to its particular operations.

In anticipation of the spin-off, we entered into the following transactions:

•	We formed Chaparral Steel Company as our wholly-owned subsidiary. On June 25, 2005, we contributed to Chaparral all of our subsidiaries engaged in the steel business. On July 6, 2005, we contributed or transferred to Chaparral certain real estate and transportation assets used in the steel business. Chaparral assumed all liabilities arising out of the steel business and the transferred assets.

•	At various times we settled intercompany indebtedness between and among us and our subsidiaries, including our subsidiaries engaged in the steel business. We settled these accounts through offsets, contributions of such indebtedness to the capital of the debtor subsidiaries and other non-cash transfers. By the effective date of the spin-off, we had contributed to the capital of Chaparral and its subsidiaries the net intercompany indebtedness owed to us by Chaparral and its subsidiaries (approximately $494.3 million at May 31, 2005).

•	On July 6, 2005, we issued $250 million principal amount of 7.25% senior unsecured notes due 2013, entered into a new $200 million senior secured revolving credit facility with a syndicate of lenders, and terminated our then existing credit facility. We received net proceeds from our note offering of $245.0 million, and as of the date hereof we have not borrowed any funds under the credit facility. The terms of our new notes and credit facility are more fully described in “Liquidity and Capital Resources” in Item 7.

•	On July 6, 2005, Chaparral issued $300 million principal amount of senior notes and entered into a new $150 million credit facility. Chaparral used the net proceeds from its note offering and borrowings under its credit facility to pay us a dividend of $341.1 million.

•	On July 6, 2005, we used the net proceeds from our offering of notes, the dividend paid by Chaparral and existing cash to purchase for cash all of our outstanding $600 million principal amount of 10.25% senior notes due 2011, or old notes. We paid a total of $699.5 million to the holders of the old notes, which was comprised of $600 million of principal, $3.6 million of accrued interest and $95.9 million of make-whole premiums and consent fees.

The spin-off was completed on July 29, 2005 in the form of a pro-rata, tax-free dividend to our stockholders of one share of Chaparral common stock for each share of our common stock owned on July 20, 2005.

As a consequence of the spin-off:

•	On July 29, 2005, Chaparral became an independent, public company. We have no further ownership interest in Chaparral or in any steel business, and Chaparral has no ownership interest in us. In addition, Chaparral is not a guarantor of any of our indebtedness nor are we a guarantor of any Chaparral indebtedness. Our relationship with Chaparral is now governed by a separation and distribution agreement and the ancillary agreements described in that agreement. See “Liquidity and Capital Resources – Spin-off of Chaparral” in Item 7.

•	In the first quarter of fiscal year 2006 we will record a charge of approximately $107.0 million related to the early retirement of the old notes and credit facility and an estimated charge of approximately $6.2 million consisting of the expenses of the spin-off. The loss on the early retirement of the old notes and credit facility consists of the payment of $95.9 million of make-whole premiums and consent fees related to our purchase of the old notes and the write-off of $11.1 million of debt issuance costs and interest rate swap gains and losses related to the old notes and credit facility.

•	Beginning with our quarterly report on Form 10-Q for the first quarter of fiscal year 2006, we will report the historical results of our steel operations as discontinued operations in our financial statements.

Because we no longer own any interest in Chaparral or its steel operations, we have omitted any discussion of the steel operations from this Item 1.

General

We are one of the largest suppliers of heavy building materials, including cement, aggregates and ready-mix concrete, in the United States. Based on production capacity, we are the largest producer of cement in Texas with a 30% share in that state and the fourth largest producer in southern California. We are also a major supplier of aggregates, ready-mix concrete and other concrete construction products in Texas and Louisiana and, to a lesser extent, in Oklahoma, Arkansas and Colorado. As of May 31, 2005, we operated 93 manufacturing facilities in six states. For the year ended May 31, 2005, our CAC business had net sales of $834.8 million, of which 41% was generated by cement, 12% by aggregates, 27% by ready-mix concrete products, and 20% by other products and delivery fees.

Our cement production and distribution facilities are concentrated primarily in Texas and California, the two largest cement markets in the United States. For the year ended May 31, 2005, we shipped 5.4 million tons of finished cement, 23.6 million tons of aggregates and 3.7 million cubic yards of ready-mix concrete. Our revenue is derived from multiple end-use markets, including the public works, residential, commercial, retail, industrial and institutional construction sectors as well as the energy industry. Our diversified mix of products provides access to this broad range of end-user markets and mitigates the exposure to cyclical downturns in any one product and end-user market. No one customer accounted for more than 10% of total net sales in our CAC business for the year ended May 31, 2005.

On April 13, 2005, we announced a project to expand and modernize our Oro Grande, California cement plant. We plan to expand the Oro Grande plant to approximately 2.3 million tons of advanced dry process cement production capacity annually, and retire the 1.3 million tons of existing, but less efficient, production after the new plant is commissioned. As a result of the increase in capacity, we expect to become the second largest producer of cement in southern California. Once completed, the Oro Grande plant will be a modern, low cost facility, similar to our Midlothian facility, and we will be well positioned to cost-effectively supply the southern California market. We expect the Oro Grande project will take at least two years to construct and will cost approximately $358 million.

Our Competitive Strengths and Strategies

We believe the following competitive strengths and strategies are key to our ability to grow and compete successfully:

Leading Market Positions. We strive to be a major supplier in markets that have attractive characteristics, such as large market size, above average long-term projected population growth, strong economic activity and a year-round building season. We are the largest producer of cement in Texas (with a 30% share of total capacity in that state) and the fourth largest cement producer in southern California. We believe we are also the largest supplier of expanded shale and clay specialty aggregate products west of the Mississippi River, the second largest supplier of stone, sand and gravel aggregate products, one of the largest suppliers of ready-mix concrete in North Texas and one of the largest suppliers of sand and gravel aggregate products and ready-mix concrete in Louisiana. We believe our leadership in these markets enhances our competitive position.

Low Cost Supplier. We strive to be a low cost supplier in our markets. We believe we have some of the lowest operating costs in the cement, aggregate and concrete industries, with the exception of our Oro Grande, California cement plant, which we are planning to expand and modernize. We focus on optimizing the use of our equipment, enhancing our productivity and exploring new technologies to further improve our unit cost of production at each of our facilities. Our low operating costs are primarily a result of our efficient plant designs, high productivity rate and innovative manufacturing processes.

Strategic Locations and Markets. The strategic locations of our facilities near our customer base and sources of raw materials allow us to access the largest cement consuming markets in the United States. Our cement manufacturing facilities are located in California and Texas, the two largest U.S. cement markets. During 2004, California and Texas accounted for approximately 31 million tons of cement consumption or approximately 23% of total U.S. cement consumption. California and Texas have also been the largest beneficiaries of increased federal transportation funding during the last several years. Funds distributed under multi-year federal highway legislation historically have comprised a majority of California and Texas’ public works spending.

Diversified Product Mix and Broad Range of End-User Markets. Our revenue streams are derived from multiple end-user markets, including the public works, residential, commercial, retail, industrial and institutional construction sectors, as well as the energy industry. Accordingly, we have a broad and diverse customer base. Our diversified mix of products provides access to this broad range of end-user markets and mitigates the exposure to cyclical downturns in any one product or end-user market. No one customer accounted for more than 10% of net sales for our CAC business in fiscal year 2005.

Long-Standing Customer Relationships. We have established a solid base of long-standing customer relationships. For example, our ten largest customers during fiscal year 2005 have done business with us for an average of fifteen years. We strive to achieve customer loyalty by delivering superior customer service and maintaining an experienced sales force with in-depth market knowledge. We believe our long-standing relationships and our leading market positions help to provide additional stability to our operating performance and make us a preferred supplier.

Experienced Management Team. Mel Brekhus, our chief executive officer, Dick Fowler, our chief financial officer, and the vice presidents responsible for the cement, aggregates and concrete operations have an average of twenty-five years of industry experience. Our management team has led our company through several industry cycles and has demonstrated the ability to successfully complete and operate major expansion projects.

Products

Cement

Our cement operations produce gray portland cement as its principal product. We also produce specialty cements such as white portland, masonry and oil well.

Our cement production facilities are located at four sites in Texas and California: Midlothian, Texas, south of Dallas/ Fort Worth, the largest cement plant in Texas; Hunter, Texas, south of Austin; and Oro Grande and Crestmore, California, both near Los Angeles. Except for the Crestmore facility, the limestone reserves used as the primary raw material are located on property we own adjacent to each of the plants. We purchase raw material for the Crestmore facility from multiple outside suppliers. Information regarding each of our facilities is as follows:

Plant	Rated Annual Productive Capacity— Tons of Clinker	Manufacturing Process	Service Date	Internally Estimated Minimum Reserves—Years
Midlothian, TX	2,200,000	Dry	2001	50
	600,000	Wet	1960
Hunter, TX	850,000	Dry	1979	100
Oro Grande, CA	1,150,000	Dry	1948	100
Crestmore, CA	100,000	Dry	1962	N/A

Total	4,900,000

We use, under license, the patented CemStarSM process in both of our Texas facilities and our Oro Grande, California facility to increase combined annual production by 6%. The CemStarSM process adds “slag”, a co-product of steel-making, into a cement kiln along with the regular raw material feed. The slag is added to the feedstock materials fed into the kiln and serves to increase the production of clinker with little additional cost. We purchase the slag for our Midlothian plant from Chaparral’s adjacent steel plant, and we expect to continue purchasing slag from Chaparral after the spin-off. We originally developed and patented the CemStarSM process, and in 2004 we sold the patent to a third party and retained a license to use the process.

The primary fuel source for all of our facilities is coal; however, we currently displace approximately 15% of our coal needs at our Midlothian plant and approximately 10% of our coal needs at our Hunter plant by utilizing alternative fuels such as waste-derived fuels and tires. Our facilities also consume large amounts of electricity obtained primarily under fixed-price firm supply contracts of short duration. We believe that adequate supplies of both fuel and electricity are readily available.

We produced approximately 5.1 million tons of finished cement in fiscal year 2005, 5.1 million tons in 2004, and 4.8 million tons in 2003. Total shipments of finished cement were approximately 5.4 million tons in fiscal year 2005, 5.3 million tons in 2004 and 4.9 million tons in 2003, of which 4.4 million tons in fiscal year 2005, 4.4 million tons in 2004 and 4.0 million tons in 2003 were shipped to outside trade customers. The difference between production and shipments of cement is cement we purchased from third parties. At June 30, 2005, our backlog was approximately 1.4 million tons, approximately 0.6 million tons of which we do not expect to fill in fiscal year 2006. At June 30, 2004, our backlog was approximately 1.5 million tons.

We market our cement products in the southwestern United States. Our principal marketing area includes the states of Texas, Louisiana, Oklahoma, California, Nevada, Arizona and Utah. Sales offices are maintained throughout the marketing area and sales are made primarily to numerous customers in the construction industry, no one of which accounted for more than 10% of the trade sales volume in fiscal year 2005.

Cement is distributed by rail or truck to eight distribution terminals located throughout the marketing area.

The cement industry is highly competitive with suppliers differentiating themselves based on price, service and quality.

Aggregates

Our aggregate operations, which produce sand, gravel and crushed limestone, are conducted from facilities primarily serving the Dallas/Fort Worth, Austin and Houston areas in Texas; the southern Oklahoma area; and the Alexandria, New Orleans, Baton Rouge and Monroe areas in Louisiana. The following table summarizes certain information about our aggregate production facilities.

Type of Facility and General Location	Number of Plants	Rated Annual Productive Capacity	Internally Estimated Minimum Reserves—Years
Crushed Limestone:
North Central & South Texas	1	8.0 million tons	30
Oklahoma	1	5.5 million tons	90

Sand & Gravel:
North Central Texas	4	3.3 million tons	10
Central Texas	3	3.3 million tons	5
Louisiana	9	5.6 million tons	10
South Central Oklahoma	1	1.4 million tons	5

Reserves identified with the facilities shown above and additional reserves available to support future plant sites are contained on approximately 42,000 acres of land, of which we own approximately 30,000 acres and lease the remainder. The plants operated at 85% of rated annual productive capacity for 2005 and sales for the year totaled 23.8 million tons, of which approximately 18.9 million tons were shipped to outside trade customers. In addition, we own and operate two industrial sand plants.

The cost of transportation limits the marketing of aggregate products to the areas within approximately 100 miles of the plant sites, therefore, sales are related to the level of construction activity near the plants. The products are marketed by our sales organization located in the areas served by the plants and are sold to numerous customers, no one of which would be considered significant to our business. Products are distributed to trade customers principally by contract or customer-owned haulers or through rail distribution facilities.

Ready-mix Concrete

Our ready-mix concrete operations are situated in three areas in Texas (Dallas/Fort Worth/Denton, Houston and east Texas), in north and central Louisiana, and at one location in southern Arkansas. The following table summarizes various information concerning these facilities.

Location	Number of Plants	Number of Trucks
Texas	44	389
Louisiana	13	105
Arkansas	1	3

The plants listed above are located on sites we own or lease. We manufacture and supply a substantial amount of the cement and aggregates used by the ready-mix plants with the remainder being purchased from outside suppliers. Ready-mix concrete is sold to various contractors in the construction industry, no one of which would be considered significant to our business. We believe that we are a significant participant in each of the Texas and Louisiana concrete products markets. The principal methods of competition in concrete products markets are quality and service at competitive prices.

Other Products

Expanded shale and clay, a specialty aggregate product, is manufactured from facilities serving the Dallas/Fort Worth, Austin and Houston areas in Texas; the Oakland/San Francisco and Los Angeles areas in California; and the Denver area in Colorado. The following table summarizes certain information about our expanded shale and clay production facilities.

Location	Number of Plants	Rated Annual Productive Capacity	Internally Estimated Minimum Reserves—Years
North Central & South Texas	2	1.2 million cu. yds.	25
California	1	.3 million cu. yds.	25
Colorado	1	.4 million cu. yds.	25

The expanded shale and clay plants operated at 91% of rated annual productive capacity for fiscal year 2005 and sales for the year totaled approximately 1.7 million cubic yards, of which approximately 1.5 million cubic yards were shipped to outside trade customers.

The cost of transportation limits the marketing of expanded shale and clay products to the areas within approximately 100 miles of the plant sites, therefore, sales are related to the level of construction activity near the plants. The products are marketed by our sales organization located in the areas served by the plants and are sold to numerous customers, no one of which would be considered significant to our business. Products are distributed to trade customers principally by contract or customer-owned haulers and, to a lesser extent, by rail.

We manufacture and market prepackaged concrete and related products from plant or distribution sites we own in the Dallas/Fort Worth, Austin and Houston areas in Texas. The products are marketed by our sales force in each of these locations, and are delivered primarily by contract haulers. Since the cost of delivery is significant to the overall cost of most of these products, the market area is generally restricted to within approximately 100 miles of the plant locations. These products are sold to various contractors, owners and distributors, no one of which would be considered significant to our business.

Competition

All of the markets in which we participate are highly competitive. Our competitors in our cement, aggregate and concrete products markets include domestic subsidiaries of Holcim Ltd. and Cemex S.A. de C. V., other domestic suppliers and importers of foreign cement. Competition is based largely on price and, to a lesser extent, quality and service due to the lack of product differentiation and the homogenous nature of our products. As a result, the prices that we charge our customers are not likely to be materially different from the prices charged by other producers in the same markets. Accordingly, our profitability is generally dependent on the level of demand for cement, aggregates and concrete products as a whole and on our ability to control operating costs. Prices are subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions and other market conditions beyond our control. We may face price or volume declines in the future. Further, due to the high fixed cost nature of our business, our operating results may be significantly affected by relatively small changes in production volumes. In addition, some of our competitors are larger, have greater financial resources or have less financial leverage than we do. As a result, these competitors may cope better with any downward pricing pressure and adverse economic or industry conditions than we would.

Employees

At August 1, 2005, we had approximately 2,700 employees. Approximately 200 employees at our Oro Grande, California cement facility are covered by a collective bargaining agreement that expires in September 2005. We are in negotiations with representatives of the union regarding a new collective bargaining agreement. We cannot predict how long negotiations will continue before a new agreement is reached. Employees at our Crestmore, California cement plant recently voted to join the same union, pursuant to which an additional 85 employees will be covered by a collective bargaining agreement.

We believe our relationship with our employees is good.

Legal Proceedings

We are defendants in lawsuits that arose in the ordinary course of business. In our judgment, the ultimate liability, if any, from such legal proceedings will not have a material effect on our consolidated financial position or results of operations.

Environmental

Our operations and those of our subsidiaries are subject to various federal, state and local environmental, health and safety laws and regulations. These laws and regulations govern the generation, use, handling, storage, transportation and disposal of hazardous substances and wastes, and provide for the investigation and remediation of contamination existing at current and former properties, and at third-party waste disposal sites. They have tended to become increasingly stringent over time. As with others in our business, we expend substantial amounts to comply with these laws and regulations, including amounts for pollution control equipment required to monitor and regulate wastewater discharges and air emissions. The U.S. Environmental Protection Agency, or EPA, and state agencies are charged with enforcing these laws and regulations, and these agencies can impose substantial fines and penalties, as well as curtail or suspend our operations, for violations and non-compliance. Moreover, certain of these laws and regulations permit private parties to bring actions against us for injuries to persons and damages to property allegedly caused by our operations. Changes in environmental laws may interrupt production, increase the cost of compliance and hinder our ability to build new or expand production facilities.

Emission sources at our facilities are regulated by a combination of permit limitations and emission standards of national and statewide application. We believe we are in substantial compliance with our permit limitations and emission standards and regulations applicable to our facilities. Future changes in permit limitations and emission standards, however, may result in prolonged production interruption, significant costs of compliance or a hindrance of our ability to build new or expand existing production facilities.

Many of the raw materials, products and by-products associated with the operation of any industrial facility, including those for the production of cement or concrete products, contain chemical elements or compounds that can be designated as hazardous. Some examples are the metals present in cement kiln dust, or CKD, and the ignitability of the waste derived fuels that we use as a primary or supplementary fuel substitute for nonrenewable coal and natural gas to fire certain of our cement kilns. Currently, CKD is exempt from hazardous waste management standards under the Resource Conservation and Recovery Act, or RCRA, if certain tests are satisfied. We have demonstrated that the CKD we generate satisfies these tests.

We utilize hazardous materials such as gasoline, acids, solvents and chemicals as well as materials that have been designated or characterized as hazardous waste by the EPA, which we utilize for energy recovery. This requires us to familiarize our work force with the more exacting requirements of applicable environmental laws and regulations with respect to human health and the environment related to these activities. The failure to observe these exacting requirements could jeopardize our hazardous waste management permits and, under certain circumstances, expose us to significant liabilities and costs of cleaning up releases of hazardous substances into the environment or claims by employees or others alleging exposure to hazardous substances.

We intend to comply with all legal requirements regarding the environment and health and safety matters, but since many of these requirements are subjective and therefore not quantifiable, are presently not determinable, or are likely to be affected by future legislation or rule making by government agencies, it is not possible to accurately predict the aggregate future costs of compliance and their effect on our operations, future net income or financial condition. Notwithstanding our intentions to comply with all legal requirements, if injury to persons or damage to property or contamination of the environment has been or is caused by the conduct of our business or hazardous substances or wastes used in, generated or disposed of by us, we may be liable for such injuries and damages, and be required to pay the cost of investigation and remediation of such contamination. The amount of such liability could be material and we may incur material liability in connection with possible claims related to our operations and properties under environmental, health and safety laws.

Intellectual Property

While we maintain trademarks such as TXI® and Maximizer® and certain process patents, we believe that none of our active trademarks or patents are essential to our business as a whole.

Real Estate

We are involved in the development of our surplus real estate and real estate acquired for development of high quality industrial, office and multi-use parks in the metropolitan areas of Dallas/Fort Worth and Houston, Texas.

Research and Development

We incurred no research and development cost for any of the past three fiscal years. All of our innovations are developed through the production process.

Risk Factors

In addition to the risks discussed elsewhere in this annual report, you should carefully consider the risks described below before making an investment decision. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations. Any of the events discussed in the risk factors below may occur. If they do, our business, results of operations or financial condition could be materially adversely affected. In such an instance, the trading price of our securities could decline, and you might lose all or part of your investment.

Our project to expand and modernize our Oro Grande, California cement plant or future expansionary capital expenditures may not strengthen our competitive position.

In order to strengthen our competitive position, in recent years we have made significant capital expenditures to expand our facilities. We recently announced that our board of directors has approved a project to expand and modernize our cement plant in Oro Grande, California. We expect the project will take at least two years to construct and will cost approximately $358 million. We could experience construction delays or cost overruns for many reasons, including inclement weather, unavailability of materials and unanticipated site conditions. Although we have all material environmental permits necessary for the construction of the plant, we cannot obtain operating permits until the construction is complete. In addition, as we finalize the construction plans during the course of construction, we expect that amendments to our existing construction permits will be required to accommodate any changes we make to the original construction plans. Failure to timely receive any such permits, or permit amendments, could delay construction. Our construction costs would also increase if we incur unanticipated costs to comply with any permit requirements that may be imposed as conditions to obtaining such permits. We cannot assure you that the new plant, when completed, will operate in accordance with its design specifications. If it does not, we could incur additional costs or production delays while problems are corrected and operating permits are obtained. As we do not have control over the cost or the outcome of these factors, we cannot assure you that the planned expansion will occur on schedule, within budget or at all. Also, the Oro Grande project or any other future expansionary capital expenditures may not improve our competitive position and business prospects as anticipated. Any of these events could materially and adversely affect our results of operations and financial condition.

Our business is sensitive to economic cycles within the public, residential and non-residential construction segments as well as seasonality and inclement weather conditions.

A significant percentage of sales of our products is attributable to the level of construction activity. Historically, construction spending and cement consumption have been cyclical. Demand for cement is derived primarily from public (infrastructure), residential and non-residential construction. Construction activity in each of these segments is cyclical and is influenced by prevailing economic conditions, including availability of public funds, interest rate levels, inflation, consumer spending habits and employment.

In particular, our customers are engaged in a substantial amount of construction in which government funding is a component and, as a result, can be subject to government budget constraints and political shifts resulting in fund reallocation. For example, funds distributed under multi-year federal highway legislation historically comprised a majority of California and Texas’ public works spending. A significant decline in the level of construction activity in our markets would negatively affect our operating results.

The cement, aggregate and concrete markets are also generally regional because transportation costs are high relative to the value of the product. Regional markets in particular are highly cyclical. Sales in regional markets are dependent on regional demand, which is tied to local economic factors that may fluctuate more widely than those of the United States as a whole. As a result, even though we sell in more than one area of the country, our operating results are subject to significant fluctuation. The regional nature of our business also makes us vulnerable to changes in regional weather and its impact on the regional construction industry. Our operating profit is generally lower in our fiscal quarter ending on the last day of February than it is in our other three fiscal quarters because of the impact of winter weather on construction activity. Although southern California and Texas are regions characterized by longer periods of favorable weather, extended periods of inclement weather can reduce construction activity at any time of the year.

The availability and pricing of energy could lower our results of operations and harm our financial condition.

In the past, our results of operations and financial condition have been, and may again in the future be, worsened by increases in energy costs or lack of availability of energy sources. We are dependent upon energy sources, including electricity and fossil fuels. Prices for energy are subject to market forces largely beyond our control. We have generally not entered into any long-term contracts to satisfy our fuel and electricity needs. If we are unable to meet our requirements for fuel and electricity, we may experience interruptions in our production. Price increases or disruption of the uninterrupted supply of these products could adversely affect our results of operations.

We may incur substantial expenditures to comply with environmental laws which may adversely affect our results of operations and harm our financial condition.

We are subject to federal, state and local environmental laws and regulations concerning, among other matters, air emissions, kiln dust disposal and wastewater discharge. We believe we are in substantial compliance with applicable environmental laws and regulations. However, from time to time we receive claims from federal and state environmental regulatory agencies and entities asserting that we are or may be in violation of certain environmental laws and regulations. Based on our experience and information currently available to us, we believe that such claims will not have a material impact on our financial condition or results of operations. Despite our compliance and experience, it is possible that we could be held liable for future charges which might be material but are not currently known or estimable. In addition, changes in federal or state laws, regulations or requirements or discovery of currently unknown conditions could require additional expenditures by us, interrupt production or hinder our ability to build new or expand production facilities.

Many of the raw materials, products and by-products associated with the operation of any industrial facility, including those for the production of cement or concrete products, contain chemical elements or compounds that can be designated as hazardous. Some examples are the metals present in cement kiln dust, or CKD, and the ignitability of the waste-derived fuels that we use as a primary or supplementary fuel substitute for nonrenewable coal and natural gas to fire certain of our cement kilns. Currently, CKD is exempt from hazardous waste management standards under the Resource Conservation and Recovery Act, or RCRA, if certain tests are satisfied. We have demonstrated that the CKD we generate satisfies these tests.

We utilize hazardous materials such as gasoline, acids, solvents and chemicals as well as materials that have been designated or characterized as hazardous waste by the EPA, for energy recovery. As a result, we need to familiarize our work force with the more exacting requirements of applicable environmental laws and regulations with respect to human health and the environment related to these activities. The failure to observe these exacting requirements could jeopardize our hazardous waste management permits and, under certain circumstances, expose us to significant liabilities and costs of cleaning up releases of hazardous substances into the environment or claims by employees or others alleging exposure to hazardous substances.

On occasion, we dispose hazardous waste that we use in our plants, such as cleaning fluids, at hazardous waste disposal facilities. If a landfill or hazardous material disposal operator disposes of our waste in a way that creates an environmental hazard, we and all others who deposited materials could become liable for cleanup costs, fines and other expenses many years after the disposal was completed.

We intend to comply with all legal requirements regarding the environment and health and safety matters, but since many of these requirements are subjective and therefore not quantifiable, are presently not determinable, or are likely to be affected by future legislation or rule making by government agencies, it is not possible to accurately predict the aggregate future costs of compliance and their effect on our operations, future net income or financial condition. Notwithstanding our intentions to comply with all legal requirements, if injury to persons or damage to property or contamination of the environment has been or is caused by the conduct of our business or hazardous substances or waste used in, generated or disposed of by us, we may be liable for such injuries and damages, and be required to pay the cost of investigation and remediation of such contamination. The amount of such liability could be material, and we may incur material liability in connection with possible claims related to our operations and properties under environmental, health and safety laws.

The requirements of complying with the Sarbanes-Oxley Act may strain our resources, and our internal control over financial reporting may not be sufficient to ensure timely and reliable external financial reports.

We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002. These requirements may place a strain on our systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, corporate governance standards and internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act requires that management furnish a report annually regarding our internal control over financial reporting. Among other things, the report will contain (i) an assessment and statement as to the effectiveness of our internal control over financial reporting, which must include disclosure of any material weaknesses in our internal control over financial reporting and (ii) a statement that our auditors have issued an attestation report on management’s assessment of such internal control. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight have been and will continue to be required. We may need to devote additional financial resources, time and personnel to legal, financial and accounting activities to ensure our ongoing compliance with public company reporting requirements. In the future, if our management identifies one or more material weaknesses in our internal control over financial reporting, as prescribed by Section 404, we may be unable to assert that our internal control over financial reporting is effective as of the end of the preceding year or our auditors may be unable to attest that our management’s report is fairly stated or to express an opinion on the effectiveness of our internal controls, even if our auditors issue an unqualified opinion on our financial statements for the preceding fiscal year. If the auditors are unable to provide an unqualified attestation of our assessment of our internal control over financial reporting, it could result in a loss of investor confidence in our financial reports, adversely affect our stock price and our ability to access the capital markets or borrow money, and may subject us to sanctions or investigation by regulatory authorities.

Future litigation could affect our profitability.

The nature of our business exposes us to various litigation matters including product liability claims, employment matters, environmental matters, regulatory and administrative proceedings, governmental investigations, tort claims and contract disputes. We contest these matters vigorously and make insurance claims where appropriate. However, litigation is inherently costly and unpredictable, making it difficult to accurately estimate the outcome of existing or future litigation. Although we make accruals as we believe warranted, the amounts that we accrue could vary significantly from any amounts we actually pay due to the inherent uncertainties and shortcomings in the estimation process. Future litigation costs, settlements or judgments could materially and adversely affect our results of operations.

Unexpected equipment failures, catastrophic events and scheduled maintenance may lead to production curtailments or shutdowns.

Due to the high fixed cost nature of our business, interruptions in our production capabilities may cause our productivity and results of operations to decline significantly during the affected period. Our manufacturing processes are dependent upon critical pieces of equipment, such as our kilns and finishing mills. This equipment, on occasion, may be out of service as a result of unanticipated failures or damaged during accidents. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. In addition, our operations in California are susceptible to damage from earthquakes, for which we maintain only a limited amount of earthquake insurance and, therefore, we are not fully insured against earthquake risk. We also have one to two-week scheduled shut-downs every 12 to 24 months to refurbish our cement production facilities. Any significant interruption in production capability may require us to make significant capital expenditures to remedy problems or damage as well as cause us to lose revenue due to lost production time, which could have a material adverse effect on our results of operations and financial condition.

Implementation of our growth strategy has certain risks.

As part of our growth strategy, we may expand existing facilities, build additional plants, acquire other reserves or operations, enter into joint ventures or form strategic alliances that we believe will expand or complement our existing business. If any of these transactions occur, they will likely involve some or all of the following risks:

•	the potential disruption of our ongoing business;

•	the diversion of resources and management’s time;

•	the inability of management to maintain uniform standards, controls, procedures and policies;

•	the difficulty of managing the operations of a larger company;

•	the risk of becoming involved in labor, commercial or regulatory disputes or litigation related to the new enterprise;

•	the risk of contractual or operational liability to joint venture participants or to third parties as a result of our participation;

•	the difficulty of competing for acquisitions and other growth opportunities with companies having greater financial resources than us; and

•	the difficulty of integrating the acquired operations and personnel into our existing business.

Pursuing our growth strategy may be required for us to remain competitive, but we may not be able to complete any such transactions or obtain financing, if necessary, for such transactions on favorable terms or at all. Future transactions may not improve the competitive position and business prospects as anticipated, and could reduce sales or profit margins, and, therefore, earnings if they are not successful.

Our business is sensitive to economic cycles.

A significant percentage of our sales are attributable to the level of construction activity. Construction activity is cyclical and is influenced by prevailing economic conditions, including, interest rate levels, inflation, consumer spending habits and employment. The demand for cement, aggregate and concrete products is also generally affected by macroeconomic fluctuations in the U.S. and global economies. Additionally, fluctuations in the value of the dollar can be expected to affect our business because a strong U.S. dollar makes imported cement less expensive, resulting in more imports into the United States by foreign competitors.

Future economic downturns, stagnant economies or currency fluctuations could decrease the demand for our products or increase imports, which could have a material adverse effect on our results of operations by decreasing our volume of shipments, sales and profitability. Moreover, our industry is characterized by low backlogs, which means that our results of operations are promptly affected by short-term economic fluctuations.

Our business could suffer if antidumping duties on imports from Mexico and Japan are reduced or eliminated or foreign competitors not subject to such duties increase imports.

A substantial reduction or elimination of the existing antidumping duties on imports of cement and clinker from Mexico and Japan could lower our results of operations. A group of domestic cement producers, including us, filed antidumping petitions that have resulted in the imposition of significant antidumping duty cash deposits on imports of gray portland cement and clinker from Mexico and Japan. On an annual basis, the antidumping duties are subject to review by the Department of Commerce to determine whether the current antidumping duty deposit rates should be adjusted upward or downward.

In 1995, the Antidumping Code of the General Agreement on Tariffs and Trade was substantially altered pursuant to the Uruguay Round of multilateral trade negotiations. U.S. legislation approving and implementing the Uruguay Round agreements requires the Department of Commerce and the U.S. International Trade Commission, or ITC, to conduct “sunset” reviews of all outstanding antidumping orders including the antidumping orders against gray portland cement and clinker from Mexico and Japan to determine whether they should be terminated or remain in effect. In 2000, the Department of Commerce and the ITC conducted sunset reviews and determined that the antidumping orders against Mexico and Japan should remain in effect. Mexican cement producers have appealed the sunset review determinations regarding imports from Mexico to a dispute settlement panel established under the North American Free Trade Agreement, or NAFTA. Mexican cement producers have also appealed other determinations of the ITC and the Department of Commerce to NAFTA panels. The Government of Mexico has challenged the sunset review decisions and various other decisions of the ITC and the Department of Commerce before a dispute settlement panel of the World Trade Organization, or WTO. These pending NAFTA and WTO appeals could result in the reduction of antidumping duties or the revocation of the antidumping order against cement and clinker from Mexico. The ITC and the Department of Commerce are scheduled to conduct second sunset reviews of the antidumping orders beginning in October 2005. Revocation of the antidumping orders pursuant to the pending appeals or pursuant to the second sunset reviews could lower our results of operations.

Independently owned cement operators could undertake to construct new import facilities and begin to purchase cement from countries not subject to antidumping orders, such as those in Asia, which could compete with domestic producers. An influx of cement or clinker products from countries not subject to antidumping orders could lower our results of operations.

The financing agreements governing our debt contain various covenants that limit our discretion in the operation of our business and could lead to acceleration of debt.

Our financing agreements, including our senior secured credit facility and the indenture governing our outstanding notes, impose operating and financial restrictions on our activities. Our senior secured credit facility requires us to comply with or maintain certain financial tests and ratios, including a leverage ratio and an interest coverage ratio. Restrictions contained in these financing agreements also limit or prohibit our ability and certain of our subsidiaries ability to, among other things:

•	pay dividends;

•	make certain investments and capital expenditures;

•	incur additional debt or sell preferred stock;

•	create liens;

•	restrict dividend payments or other payments from subsidiaries to us;

•	engage in consolidations and mergers or sell or transfer assets;

•	engage in transactions with our affiliates; and

•	sell stock in our subsidiaries.

Various risks and events beyond our control could affect our ability to comply with these covenants and maintain financial tests and ratios. If we cannot comply with the financial covenants in our senior secured credit facility, we may not be able to borrow under this facility. In addition, failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing that debt. In addition, lenders may be able to terminate any commitments they made to supply us with further funds. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by our financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. We cannot assure you that we will be able to obtain waivers or amendments of our financing agreements, if necessary, at acceptable terms or at all.

The spin-off could result in significant tax liability.

Our distribution of the common stock of Chaparral was conditioned upon our receipt of an opinion from our tax counsel to the effect that, among other things, the distribution qualified as a tax-free spin-off under Section 355 of the Internal Revenue Code of 1986, as amended, or the Code, to us and our stockholders for U.S. federal income tax purposes. The opinion is based upon various factual representations and assumptions, as well as upon certain undertakings. We are not aware of any facts or circumstances that would cause the representations and assumptions to be untrue or incomplete in any material respect. If, however, any of those factual representations or assumptions were untrue or incomplete in any material respect, any undertaking was not complied with, or the facts upon which the opinion is based were materially different from the facts at the time of the distribution, the distribution may not qualify for tax-free treatment.

Under current policy of the Internal Revenue Service, or IRS, advance rulings will not be issued for certain significant aspects of spin-off transactions. Therefore, we did not apply for an advance ruling from the IRS with respect to the U.S. federal income tax consequences of the distribution. Opinions of counsel are not binding on the courts or the IRS, and the conclusions expressed in the opinion delivered to us could be challenged by the IRS.

If the spin-off fails to qualify for tax-free treatment for U.S. federal income tax purposes, then, in general, we would be subject to tax as if we had sold the Chaparral common stock in a taxable sale for its fair market value. Our stockholders would be treated as if they had received a taxable dividend equal to the fair market value of the Chaparral common stock that was distributed to them, taxed as a dividend (without reduction for any portion of a stockholder’s basis in its shares of our common stock) for U.S. federal income tax purposes and possibly for purposes of state and local tax law, to the extent of a stockholder’s pro rata share of our current and accumulated earnings and profits (including any taxable gain of ours with respect to the spin-off). It is expected that the amount of any such taxes to our stockholders and us would be substantial.

Our ability to engage in acquisitions and other strategic transactions is subject to limitations because we agreed to certain restrictions in order to comply with U.S. federal income tax requirements for a tax-free spin-off.

Current U.S. tax law that applies to spin-offs generally creates a presumption that the spin-off would be taxable to us but not to our stockholders if we engage in, or enter into an agreement to engage in, a transaction (or series of transactions) that would result in a 50% or greater change by vote or by value in our stock ownership during the four-year period beginning on the date two years before the distribution date, unless it is established that the transaction (or a series of transactions) is not pursuant to a plan related to the spin-off. U.S. Treasury regulations generally provide that whether an acquisition transaction and a spin-off transaction are part of a plan is determined based on all of the facts and circumstances, including specific factors listed in the regulations. In addition, the regulations provide certain “safe harbors” for acquisition transactions that are not considered to be part of a plan.

There are other restrictions imposed on us under current U.S. federal income tax laws for spin-offs with which we will need to comply in order to preserve the favorable tax treatment of the distribution of Chaparral common stock to our stockholders, such as continuing to own and manage our CAC business and limitations on sales or redemptions of our common stock for cash or other property following the distribution.

In our tax sharing and indemnification agreement with Chaparral, we agreed that, among other things, we will not take any actions that would result in any tax being imposed on the spin-off. Further, during the two-year period following the spin-off, we may not repurchase any of our stock except in certain circumstances permitted by the IRS nor may we during the six-month period following the spin-off, except in certain specified transactions, liquidate, merge or consolidate with another person or sell or dispose of our assets (or those of certain of our subsidiaries) except in the ordinary course of business. We may, however, take certain actions prohibited by the tax sharing and indemnification agreement if we receive an unqualified opinion of tax counsel or an IRS ruling acceptable to us, to the effect that these actions will not affect the tax-free nature of the spin-off. These restrictions could substantially limit our strategic and operational flexibility, including our ability to finance our operations by issuing equity securities, make acquisitions using equity securities, repurchase our equity securities, raise money by selling assets or enter into business combination transactions.

We may be required to satisfy certain indemnification obligations to Chaparral or may not be able to collect on indemnification rights from Chaparral.

In the tax sharing and indemnification agreement between us and Chaparral, Chaparral agreed to indemnify us and our subsidiaries for any loss, including any adjustment to our taxes, resulting from (1) any action or failure to act by Chaparral or any of its subsidiaries following the completion of the spin-off that would be inconsistent with or prohibit the spin-off from qualifying as a tax-free transaction to us and our stockholders under Section 355 of the Code, (2) certain acquisitions of its equity securities or assets or those of certain of its subsidiaries, and (3) any breach of any representation or covenant given by Chaparral or its subsidiaries in the separation documents or in connection with the tax opinion delivered by our tax counsel in connection with the spin-off. Chaparral’s indemnification obligations to us and our subsidiaries, officers and directors, are not limited in amount or subject to any cap.

Under the terms of the separation and distribution agreement between us and Chaparral, we and Chaparral have agreed to indemnify each other with respect to the indebtedness, liabilities and obligations that will be retained by our respective companies. These indemnification obligations could be significant.

The ability to satisfy these indemnities if called upon to do so will depend upon the future financial strength of each of our companies. We cannot determine whether we will have to indemnify Chaparral for any substantial obligations after the distribution. We also cannot assure you that, if Chaparral has to indemnify us for any substantial obligations, Chaparral will have the ability to satisfy those obligations to us. If Chaparral is unable to satisfy its obligations under its indemnity to us under the circumstances set forth above, we may be subject to substantial liabilities.

Executive Officers

Following is information as of July 1, 2005 about the persons who are our executive officers after the spin-off:

Mel G. Brekhus, age 56, has been President and Chief Executive Officer since June 1, 2004. From 1998 through May 2004, he was Executive Vice President, Cement, Aggregate and Concrete. He joined us in 1989 as Vice President, Cement Production and within a short period became Vice President, Cement. His career in the cement industry began in 1972 when he joined Lehigh Portland Cement Company (1972-1983). While at Lehigh, he held various positions as Chemist, Production Manager and Plant Manager throughout the United States. He was Technical Manager and Plant Manager for Missouri Portland Cement Company (1984-1989) in their Midwest operations. His professional affiliations include the Portland Cement Association, where he is Past Chairman and presently a Director.

Richard M. Fowler, age 62, has been Executive Vice President-Finance and Chief Financial Officer since July 2000. He was Vice President-Controller (1972-1984), Vice President Finance-Steel (1985-1987) and Vice President Finance-TXI (1987-2000). As a Certified Public Accountant (CPA), he maintains membership in both the Texas Society and the American Institute of CPAs, is a member of the Financial Executive Institute and serves on the Advisory Board of FM Global and the Board of Directors of Dee Brown, Inc.

Frederick G. Anderson, age 54, has been Vice President, General Counsel and Secretary since November 2004. He has been a practicing attorney for 25 years. From March 2003 until November 2004 he engaged in the private practice of law, including as of counsel to Davis Munck P.C., a Dallas, Texas based law firm. From August 1997 through March 2003, he was Senior Vice President, General Counsel and Secretary of WebLink Wireless, Inc., a wireless telecommunications company that filed a petition under chapter 11 of the Bankruptcy Code in May 2001 and emerged from chapter 11 a year later. Mr. Anderson maintains membership in the State Bar of Texas, American Bar Association and Dallas Bar Association.

Barry M. Bone, age 47, has been Vice President—Real Estate since 1995 and President of Brookhollow Corporation, our real estate subsidiary, since 1991.

J. Lynn Davis, age 56, has been Vice President-Cement since December 1996. He joined us in 1971 and has served in various positions in our CAC operations since then.

William J. Durbin, age 60, has been Vice President—Human Resources since March 2000. From 1996 to 2000, he served as Vice President-Human Resources and Administration of USI Bath & Plumbing Products, and Vice President-Human Resources of Zurn Industries .

Stephen D. Mayfield, age 45, has been Vice President-Aggregates since September 2000. He joined us in 1984 and has held various positions in our CAC operations since then. He is a director of the National Stone Sand and Gravel Association and a member and former director of the Texas Aggregate and Concrete Association.

James B. Rogers, age 38, has been Vice President-Consumer Products since August 2002. He joined us in 1996 and has held various positions in our CAC operations since then, including General Manager-Consumer Products from November 2000 until August 2002. He is a director of the National Ready-Mix Concrete Association and the Texas Aggregates and Concrete Association. Mr. Rogers is the son of Robert D. Rogers, our Chairman of the Board.

Executive officers are elected annually by the board of directors and serve at the pleasure of the board.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any reports, statements and other information filed by us at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call (800) SEC-0330 for further information on the Public Reference Room. The SEC maintains an internet web site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Our filings are also available to the public at the website maintained by the SEC, http://www.sec.gov.

We make available, free of charge, through our investor relations website our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with the SEC. The URL for our investor relations website is www.txi.com.

ITEM 2. PROPERTIES

The information required by this item is included in Item 1.

ITEM 3. LEGAL PROCEEDINGS

The information required by this item is included in the section of the Notes to Consolidated Financial Statements footnote entitled “Legal Proceedings and Contingent Liabilities” presented in Part II, Item 8 on page 48 and incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock, $1 par value, are traded on the New York Stock Exchange (ticker symbol TXI). As of August 5, 2005 there were 2,196 shareholder accounts of record. Restrictions on the payment of dividends are described in the Notes to Consolidated Financial Statements footnote entitled “Long-term Debt” on pages 43 and 44 and are incorporated herein by reference. The following table sets forth for each of the quarterly periods indicated the high and low prices per share for our common stock as reported on the New York Stock Exchange and dividends paid per share.

Per share		Aug.	Nov.	Feb.	May
2005
Stock prices:	High	$44.17	$60.00	$68.54	$69.01
	Low	36.24	43.89	55.68	42.00
Dividends paid		.075	.075	.075	.075
2004
Stock prices:	High	$25.96	$29.50	$38.40	$38.79
	Low	21.11	23.60	28.90	30.24
Dividends paid		.075	.075	.075	.075

Issuer Purchases of Equity Securities

We are restricted by our loan covenants from purchasing our Common Stock on the open market. However, in connection with so-called “stock swap exercises” of employee stock options, shares are surrendered or deemed surrendered to the Company to pay the exercise price or to satisfy tax withholding obligations. The following table presents information with respect to such transactions which occurred during the three-month period ended May 31, 2005.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2005 – March 31, 2005	—	$—	—	—
April 1, 2005 - April 30, 2005	—	—	—	—
May 1, 2005 – May 31, 2005	565	45.62	—	—

Total	565	$45.62	—	—

ITEM 6. SELECTED FINANCIAL DATA

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

$ In thousands except per share	2005	2004	2003	2002	2001
FOR THE YEAR
Net sales	$1,951,179	$1,672,503	$1,364,109	$1,447,642	$1,347,609
Operating profit
CAC	113,573	122,809	80,718	119,234	134,745
Steel	170,962	44,119	(48,633)	31,381	(22,526)
Net income (loss)	124,523	36,348	(24,197)	51,276	26,223
Capital expenditures	74,137	29,763	54,734	29,662	136,892

PER SHARE INFORMATION
Net income (loss) (diluted)	$5.12	$1.69	$(1.15)	$2.38	$1.24
Cash dividends	.30	.30	.30	.30	.30
Book value	40.62	35.32	34.44	35.43	33.43

YEAR END POSITION
Total assets	$2,197,366	$1,944,133	$1,729,610	$1,773,277	$1,857,361
Net working capital	635,508	466,695	209,616	202,614	192,992
Long-term debt	603,126	598,412	477,145	474,963	614,250
Convertible subordinated debentures	199,937	199,937	199,937	200,000	200,000
Shareholders’ equity	927,567	761,984	727,509	762,410	712,245
Return on average common equity	14.7%	5.0%	(3.2)%	7.0%	3.7%

OTHER INFORMATION
Diluted average common shares outstanding (in 000’s)	25,723	21,572	21,123	21,517	21,307
Number of employees	4,200	4,100	4,100	4,400	4,400
Common stock prices
High	$69.01	$38.79	$37.70	$44.85	$34.94
Low	36.24	21.11	17.35	23.00	20.88

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

During all periods presented below, we have been a leading supplier of construction materials through two business segments: cement, aggregate and concrete products, or the CAC segment; and structural steel and steel bar products, or the Steel segment. Through the CAC segment, we produce and sell cement, stone, sand and gravel, ready-mix concrete, expanded shale and clay aggregate, and other products. Through the Steel segment, we produce and sell structural steel, piling products, special bar quality products, merchant bar quality rounds, reinforcing bar and channels.

Our CAC facilities are concentrated primarily in Texas, Louisiana and California, with several products marketed throughout the United States. We own long-term reserves of the primary raw materials for the production of cement and aggregates.

Our steel facilities produce a broad array of steel products, utilizing recycled steel scrap obtained from crushed automobiles and other sources as the principal raw material. Steel products, sold principally to steel service centers, fabricators, cold finishers, forgers and original equipment manufacturers, are distributed primarily to markets in North America.

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

RECENT DEVELOPMENTS

On December 15, 2004, our board of directors adopted a plan to spin off our wholly-owned steel operations in order to permit each of the CAC business and the steel business to more efficiently obtain and allocate resources for its distinct business and allow the management of each business to focus on the opportunities and challenges specific to its particular operations.

In anticipation of the spin-off, we entered into the following transactions:

•	We formed Chaparral Steel Company as our wholly-owned subsidiary. On June 25, 2005, we contributed to Chaparral all of our subsidiaries engaged in the steel business. On July 6, 2005, we contributed or transferred to Chaparral real estate and transportation assets used in the steel business. Chaparral assumed all liabilities arising out of the steel business and the transferred assets.

•	At various times we settled intercompany indebtedness between and among us and our subsidiaries, including our subsidiaries engaged in the steel business. We settled these accounts through offsets, contributions of such indebtedness to the capital of the debtor subsidiaries and other non-cash transfers. By the effective date of the spin-off, we had contributed to the capital of Chaparral and its subsidiaries the net intercompany indebtedness owed to us by Chaparral and its subsidiaries (approximately $494.3 million at May 31, 2005).

•	On July 6, 2005, we issued $250 million principal amount of 7.25% senior unsecured notes due 2013, we entered into a new $200 million senior secured revolving credit facility with a syndicate of lenders, and we terminated our then existing credit facility. We received net proceeds from our note offering of $245.0 million, and as of the date hereof we have not borrowed any funds under the credit facility. The terms of our new notes and credit facility are more fully described in Notes to Consolidated Financial Statements footnote entitled “Long-term Debt” on pages 43 and 44.

•	On July 6, 2005, Chaparral issued $300 million principal amount of senior notes and entered into a new $150 million credit facility. Chaparral used the net proceeds from its note offering and borrowings under its credit facility to pay us a dividend of $341.1 million.

•	On July 6, 2005, we used the net proceeds from our offering of notes, the dividend paid by Chaparral and existing cash to purchase for cash all of our outstanding $600 million principal amount of 10.25% senior notes due 2011, or old notes. We paid a total of $699.5 million to the holders of the old notes, which was comprised of $600 million of principal, $3.6 million of accrued interest and $95.9 million of make-whole premiums and consent fees.

The spin-off was completed on July 29, 2005 in the form of a pro-rata, tax-free dividend to our shareholders of one share of Chaparral common stock for each share of our common stock owned on July 20, 2005.

As a consequence of the spin-off:

•	On July 29, 2005, Chaparral became an independent, public company. We have no further ownership interest in Chaparral or in any steel business, and Chaparral has no ownership interest in us. In addition, Chaparral is not a guarantor of any of our indebtedness nor are we a guarantor of any Chaparral indebtedness. Our relationship with Chaparral is now governed by a separation and distribution agreement and the ancillary agreements described in that agreement. See “Liquidity and Capital Resources—Spin-off of Chaparral” on page 26.

•	In the first quarter of fiscal year 2006 we will record a charge of approximately $107.0 million related to the early retirement of the old notes and credit facility and an estimated charge of approximately $6.2 million consisting of the expenses of the spin-off. The loss on the early retirement of the old notes and credit facility consist of the payment of $95.9 million of make-whole premiums and consent fees related to our purchase of the old notes and the write-off of $11.1 million of debt issuance costs and interest rate swap gains and losses related to the old notes and credit facility.

•	Beginning with our quarterly report on Form 10-Q for the first quarter of fiscal year 2006, we will report the historical results of our steel operations as discontinued operations in our financial statements.

The following discussion in this Item 7 includes our steel operations because we owned and operated the steel operations during the periods reported.

RESULTS OF OPERATIONS

The following table highlights certain of our operating information.

	Year ended May 31,
In thousands	2005	2004	2003
CAC Operations
Shipments
Cement (tons)	5,394	5,298	4,900
Stone, sand & gravel (tons)	23,616	22,282	19,003
Ready-mix (cubic yards)	3,678	3,562	3,513

Sales
Cement	$404,823	$362,824	$337,624
Stone, sand & gravel	134,220	120,997	105,521
Ready-mix	222,680	206,394	203,349
Other products	104,847	116,108	117,810
Interplant	(105,576)	(98,353)	(100,478)
Delivery fees	73,809	59,209	54,292

Net sales	$834,803	$767,179	$718,118

Operating profit
Gross profit	$186,410	$174,510	$167,350
Less: Depreciation, depletion & amortization	44,743	45,530	47,336
Selling, general & administrative	44,440	45,304	40,553
Other income	(16,346)	(39,133)	(1,257)

CAC operating profit	113,573	122,809	80,718

	Year ended May 31,
In thousands	2005	2004	2003
Steel Operations
Shipments
Structural mills (tons)	1,426	1,637	1,464
Bar mill (tons)	369	449	360

Sales
Structural mills	$790,784	$643,043	$460,227
Bar mill	238,939	177,967	116,231
Other products	32,254	27,076	18,921
Delivery fees	54,399	57,238	50,612

Net sales	$1,116,376	$905,324	$645,991

Operating profit (loss)
Gross profit	$239,543	$112,722	$20,563
Less: Depreciation & amortization	49,039	49,708	47,916
Selling, general & administrative	25,141	26,463	20,943
Other income	(5,599)	(7,568)	337

Steel operating profit	170,962	44,119	(48,633)

Total Operating Profit	284,535	166,928	32,085

Corporate Resources
Other income	6,387	1,349	3,504
Less: Depreciation & amortization	1,731	1,879	1,860
Selling, general & administrative	34,444	28,853	28,238

	(29,788)	(29,383)	(26,594)

Interest Expense	(70,808)	(73,698)	(45,882)

Loss on Early Retirement of Debt	—	(12,302)	—

Income (Loss) before Income Taxes & Accounting Change	$183,939	$51,545	$(40,391)

Capital Expenditures
CAC	$44,987	$15,545	$31,688
Steel	27,959	13,876	22,407
Corporate resources	1,191	342	639

	$74,137	$29,763	$54,734

Identifiable Assets
CAC	$678,141	$674,504	$645,416
Steel	1,098,677	1,023,177	989,399
Corporate resources	420,548	246,452	94,795

	$2,197,366	$1,944,133	$1,729,610

Operating Profit – Fiscal 2005 Compared to Fiscal 2004

CAC Operations

Operating Profit. CAC operating profit at $113.6 million decreased $9.2 million from fiscal year 2004. Operating profit in 2004 included $34.7 million of other income from the February 2004 sale of our brick production facilities in Texas and Louisiana. Continued solid demand for all major CAC products has resulted in higher average selling prices. Favorable weather and improved cement production efficiencies in the May 2005 quarter increased shipments and contributed to improved margins for the year.

Net Sales. CAC net sales at $834.8 million increased $67.6 million from fiscal year 2004. Total sales for cement increased $42.0 million on 10% higher average trade prices and 2% higher shipments. Total sales for aggregates increased $13.2 million on 3% higher trade prices and 6% higher shipments. Total sales for ready-mix increased $16.3 million on 4% higher average trade prices and 3% higher volume.

Operating Costs. Cost of products sold at $692.4 million, including depreciation, depletion and amortization, increased $55.1 million from fiscal year 2004. Cement plant downtime and higher maintenance costs in the February 2005 quarter resulted in higher cement unit costs for the year, offset in part by improved production efficiencies in the May 2005 quarter.

Selling, General and Administrative. Selling, general and administrative expense at $45.2 million, including depreciation and amortization, decreased $1.0 million from fiscal year 2004. Higher incentive compensation was offset by lower bad debt and insurance expenses.

Other Income. Other income included a gain of $6.2 million from the sale of emissions credits associated with our expanded shale and clay aggregate operations in south Texas in fiscal year 2005 and a gain of $34.7 million from the sale of our brick production facilities in Texas and Louisiana in fiscal year 2004. Additional routine sales of surplus operating assets resulted in gains of $6.7 million in fiscal year 2005 compared to $3.1 million in fiscal year 2004.

Steel Operations

Operating Profit. Steel operating profit at $171.0 million increased $126.8 million from fiscal 2004. Margins that began to recover in January 2004 have generally stabilized as higher selling prices have more than offset higher scrap costs despite continued low levels of nonresidential construction. Average prices in fiscal year 2005 have increased 46% allowing margins to expand. Overall shipments declined 14% as customers that had increased inventories in anticipation of higher prices in fiscal year 2004 reduced inventories in fiscal year 2005.

Net Sales. Steel sales at $1,116.4 million increased $211.1 million from fiscal year 2004. Structural steel sales increased $147.7 million on 41% higher average realized prices and 13% lower shipments. Bar mill sales increased $61.0 million on 63% higher average realized prices and 18% lower shipments.

Operating Costs. Cost of products sold at $925.9 million, including depreciation and amortization, increased $83.6 million from fiscal year 2004. Higher raw material costs have increased unit costs. During the past year, we experienced significant increases in the cost of steel scrap, the principal raw material used in our steel production. In recent months scrap costs have declined but remain high compared to historical levels.

Selling, General and Administrative. Selling, general and administrative expense at $25.1 million decreased $1.3 million as higher incentive compensation was offset by lower bad debt and general expenses.

Other Income. Other income in fiscal year 2004 included $4.2 million obtained from our litigation against certain graphite electrode suppliers.

Operating Profit - Fiscal 2004 Compared to Fiscal 2003

CAC Operations

Operating Profit. CAC operating profit at $122.8 million increased $42.1 million from fiscal year 2003, including the $34.7 million contribution to other income from the sale of our brick production facilities in Texas and Louisiana. Higher shipments for all major CAC products contributed to the increased operating profit. We experienced improving overall demand for our CAC products in 2004 compared to 2003.

Net Sales. CAC net sales at $767.2 million increased $49.1 million from fiscal year 2003. Total sales for cement increased $25.2 million on 8% higher shipments. Total sales for aggregates increased $15.5 million on 17% higher shipments. Total sales for ready-mix increased $3.0 million on somewhat higher volume. Average trade prices for the major CAC products were comparable to the prior year.

Operating Costs. CAC cost of products sold at $637.3 million, including depreciation, depletion and amortization, increased $40.6 million on higher shipments and aggregate production. Cement unit costs were comparable to the prior year.

Selling, General and Administrative. Selling, general and administrative expense at $46.2 million, including depreciation and amortization, increased $4.2 million primarily due to higher incentive compensation and general expenses.

Other income includes $34.7 million from the sale of the our brick production facilities in Texas and Louisiana.

Steel Operations

Operating Profit. Steel operating profit at $44.1 million increased $92.8 million from fiscal year 2003. Higher selling prices and shipments, and improved production rates and efficiencies at the Virginia facility, contributed to the improvement. During the year rapidly escalating raw material costs affected results. Beginning in January 2004 margins began to recover due to increased selling prices and the implementation of a raw material surcharge.

Net Sales. Steel sales at $905.3 million increased $259.3 million from fiscal year 2003. Structural steel sales increased $182.8 million on 12% higher shipments and 25% higher average realized prices. Bar mill sales increased $61.7 million on 25% higher shipments and 23% higher realized prices.

Operating Costs. Steel cost of products sold at $842.3 million, including depreciation and amortization, increased $169.0 million. The increased costs were the result of higher shipments and the effect of higher raw material costs on unit costs, partially offset by improved operating efficiencies at the Virginia facility due to increased production levels.

We experienced unprecedented increases in the cost of steel scrap, the principal raw material used in our steel production. As a result of these increases in scrap costs we incurred a charge to value inventories using the last-in, first-out (“LIFO”) method of accounting of $26.9 million in 2004 compared to $8.5 million in the prior year.

Selling, General and Administrative. Selling, general and administrative expense at $26.5 million increased $5.5 million from fiscal year 2003 primarily due to higher incentive compensation and bad debt expense.

Other income in fiscal year 2004 includes $4.2 million obtained from our litigation against certain graphite electrode suppliers.

Corporate Resources

Selling, general and administrative expense at $36.2 million in fiscal year 2005, including depreciation and amortization, increased $5.4 million from fiscal year 2004 as a result of higher incentive compensation, fees for professional services and retirement plan expense. Other income in fiscal year 2005 increased $5.0 million from fiscal year 2004 as a result of higher interest and real estate income.

Selling, general and administrative expense at $30.7 million in fiscal year 2004, including depreciation and amortization, increased $600,000 from fiscal year 2003. Increased incentive compensation and retirement plan expenses of $6.0 million were offset by decreased bad debt and general expenses, and the effect of the termination of our agreement to sell receivables. Other income in fiscal year 2004 decreased $2.2 million from fiscal year 2003 primarily as a result of lower real estate income.

Interest Expense

Interest expense at $70.8 million in fiscal year 2005 decreased $2.9 million from fiscal year 2004 primarily as a result of the repayment of life insurance contract distributions.

Interest rate swap agreements associated with $300 million of our 10.25% senior notes reduced interest expense $4.1 million in fiscal year 2005 and $5.9 million in fiscal year 2004. In February 2005, we terminated our outstanding interest rate swap agreements resulting in a loss of $6.3 million. The loss was recorded as a decrease in the carrying value of our long-term debt and amortized as an adjustment to interest over the remaining term of the senior notes and written-off upon the early retirement of the senior notes.

Interest expense at $73.7 million in fiscal year 2004 increased $27.8 million from fiscal year 2003. The increase was the result of the June 2003 refinancing which increased our outstanding debt $114.8 million and the effective interest rate on fixed rate debt 3%. We also entered into interest rate swaps on $300 million of the senior notes such that the interest payable effectively became variable based on six-month LIBOR.

Loss on Early Retirement of Debt

We recognized an ordinary loss on early retirement of debt of $12.3 million in fiscal year 2004 as a result of the June 2003 refinancing and May 2004 partial termination of our old senior secured credit facility.

Income Taxes

The Company’s effective tax rate was 32.3% in 2005, 27.4% in 2004 and 40.1% in 2003. The primary reason that the effective tax rate differed from the 35% statutory corporate rate was due to percentage depletion that is tax deductible and state income tax expense. We fully utilized our federal net operating loss carryforwards in 2005. Deferred taxes include a $15.8 million alternative minimum tax credit carryforward that is available for offset against future regular federal income taxes.

The American Jobs Creation Act of 2004, among other things, allows a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. We are currently evaluating the impact of the new law on our future taxable income. For financial reporting purposes, any deductions for qualified domestic production activities will be accounted for as a special deduction rather than as a rate reduction.

Cumulative Effect of Accounting Change - Net of Income Taxes

Effective June 1, 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which applies to legal obligations associated with the retirement of long-lived assets. We incur legal obligations for asset retirement as part of our normal CAC and Steel operations related to land reclamation, plant removal and Resource Conservation and Recovery Act closures. Application of the new rules resulted in a cumulative charge of $1.1 million, net of income taxes of $600,000 in fiscal year 2004.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Changes in the facts and circumstances could have a significant impact on the resulting financial statements. We believe the following critical accounting policies affect management’s more complex judgments and estimates.

Receivables. Management evaluates the ability to collect accounts receivable based on a combination of factors. A reserve for doubtful accounts is maintained based on the length of time receivables are past due or the status of a customer’s financial condition. If we are aware of a specific customer’s inability to make required payments, specific amounts are added to the reserve.

Environmental Liabilities. We are subject to environmental laws and regulations established by federal, state and local authorities, and makes provision for the estimated costs related to compliance when it is probable that a reasonably estimable liability has been incurred.

Legal Contingencies. We and our subsidiaries are defendants in lawsuits which arose in the normal course of business, and make provision for the estimated loss from any claim or legal proceeding when it is probable that a reasonably estimable liability has been incurred.

Long-lived Assets. Management reviews long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be recoverable and would record an impairment charge if necessary. Such evaluations compare the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset and are significantly impacted by estimates of future prices for our products, capital needs, economic trends and other factors.

Goodwill. Management tests goodwill for impairment at least annually. If the carrying amount of the goodwill exceeds its fair value an impairment loss is recognized. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the applicable reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future prices for our products, capital needs, economic trends and other factors.

New Accounting Standards. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The current effective date of SFAS 123R is the first fiscal year beginning after June 15, 2005, which will be the first quarter of our fiscal year ending May 31, 2007. We currently expect to adopt the SFAS 123R effective June 1, 2006 using the “modified prospective” method. Under the modified prospective method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Financial information for periods prior to the date of adoption of SFAS 123R would not be restated. We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. We have not yet determined which model we will use to measure the fair value of awards of equity instruments to employees upon the adoption of SFAS 123R.

The adoption of SFAS 123R will have significant effect on our future results of operations. However, it will not have an impact on our consolidated financial position. The impact of SFAS 123R on our results of operations cannot be predicted at this time, because it will depend on the number of equity awards granted in the future, as well as the model used to value the awards. However, had we adopted the requirements of SFAS 123R in prior periods, the impact would have approximated the amounts disclosed in Summary of Significant Accounting Policies – Stock-based Compensation in the Notes to Consolidated Financial Statements.

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which will become effective for the Company beginning June 1, 2006. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead cost to inventory be based on the normal capacity of the production facilities. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which is effective for the Company for reporting changes in accounting principles beginning June 1, 2006. SFAS No. 154 changes the reporting of a change in accounting principle to require retrospective application to prior periods’ financial statements, unless explicit transition provisions are provided for in new accounting pronouncements or existing pronouncements that are in the transition phase when SFAS No. 154 becomes effective.

LIQUIDITY AND CAPITAL RESOURCES

With the completion of the spin-off of Chaparral, in addition to cash and cash equivalents, our sources of liquidity include cash from CAC operations, borrowings available under our new $200 million senior secured revolving credit facility and distributions available under our investments in life insurance contracts.

Historically, we have financed major capital expansion projects with cash from operations and long-term borrowings. Working capital requirements and capital expenditures for normal replacement and technological upgrades of existing equipment and acquisitions to sustain our current operations were funded with cash from operations. In addition, we lease certain mobile and other equipment used in our operations under operating leases that in the normal course of business are renewed or replaced by subsequent leases.

Refinancing in Connection with the Spin-off of Chaparral. In connection with the spin-off of Chaparral in July 2005 (see Notes to Consolidated Financial Statements footnote entitled “Spin-off of Chaparral” on page 54), we entered into new financing agreements and purchased our outstanding 10.25% Senior Notes. On July 6, 2005, we issued $250 million aggregate principal amount of our new 7.25% senior notes due July 15, 2013 (“7.25% Senior Notes”) and entered into a new senior secured credit facility. In addition, Chaparral issued $300 million aggregate principal amount of its new 10% senior notes due July 15, 2013 (“Chaparral Senior Notes”) and entered into a separate new senior secured revolving credit facility. Chaparral used the net proceeds from its note offering and borrowings under its credit facility to pay us a dividend of $341.1 million. We used the net proceeds from our offering of notes, the dividend paid by Chaparral and existing cash to purchase for cash all of our outstanding $600 million principal amount of 10.25% Senior Notes. We paid a total of $699.5 million to the holders of the old notes, which was comprised of $600 million of principal, $3.6 million of accrued interest and $95.9 million of make-whole premiums and consent fees. In the first quarter of fiscal year 2006, we will record a charge of approximately $107.0 million related to the early retirement of the 10.25% Senior Notes and old credit facility, consisting of $95.9 million in premiums or consent payments and a write-off of $11.1 million of debt issuance costs and interest rate swap gains and losses associated with the debt repaid. On July 29, 2005, Chaparral became an independent, public company and we no longer have any obligations with respect to Chaparral’s long-term debt. Chaparral is not a guarantor of any of our indebtedness nor are we a guarantor of any Chaparral indebtedness.

7.25% Senior Notes. At any time on or prior to July 15, 2009, we may redeem the notes at a redemption price equal to the sum of the principal amount thereof, plus accrued interest and a make-whole premium. On and after July 15, 2009, we may redeem the notes at a premium of 103.625% in 2009, 101.813% in 2010 and 100% in 2011 and thereafter. In addition, prior to July 15, 2008, we may redeem up to 35% of the aggregate principal amount of the notes at a redemption price equal to 107.25% of the principal amount thereof, plus accrued interest and liquidated damages, if any, with the net cash proceeds from certain equity offerings.

If we experience a change of control, we may be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued interest.

All of our consolidated subsidiaries following the spin-off of Chaparral, have unconditionally guaranteed the 7.25% Senior Notes. The indenture governing the notes contain covenants that will limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem our stock, make investments, sell assets, incur liens, enter into agreements restricting our subsidiaries’ ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of our assets.

New Senior Secured Revolving Credit Facility. The senior secured revolving credit facility matures in July 2010 and provides up to $200 million of available borrowings. It includes a $50 million sub-limit for letters of credit. Any outstanding letters of credit will be deducted from the borrowing availability under the facility. Amounts drawn under the facility will bear interest either at the LIBOR rate plus a margin of 1% to 2%, or at a base rate (which will be the higher of the federal funds rate plus .5% and the prime rate) plus a margin of up to 1%. The interest rate margins are subject to adjustments based on our leverage ratio. The commitment fee calculated on the unused portion of the facility will range from .25% to .5% per year based on the leverage ratio. We may terminate the facility at any time.

All of our consolidated subsidiaries, following the spin-off of Chaparral, have guaranteed our obligations under the credit facility. The credit facility is secured by first priority security interests in all or most of our existing and future accounts, inventory, equipment, intellectual property and other personal property, and in all of our equity interest in present and future domestic subsidiaries and 66% of the equity interest in present and future foreign subsidiaries, if any.

The credit facility contains covenants restricting, among other things, prepayment or redemption of our new senior notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. We are required to comply with certain financial tests and to maintain certain financial ratios, such as leverage and interest coverage ratios.

Investments in Life Insurance Contracts. During the quarter ended August 31, 2004, we repaid distributions from our investments in life insurance contracts in the amount of $51.2 million. These funds are available for redistribution to us at our election.

Contractual Obligations. The following is a summary of our estimated future payments under our material contractual obligations after giving effect to the July 6, 2005 refinancing and initial borrowing under Chaparral’s new senior secured revolving credit facility.

	Future Payments by Period
In thousands	Total	2006	2007	2008	2009-2010	After 2010
TXI excluding Chaparral
Long-term debt (1)	$252,882	$688	$681	$1,135	$—	$250,378
Convertible subordinated debentures (2)	199,937	—	—	—	—	199,937
Leases (3)	51,210	14,335	6,952	6,541	10,823	12,559
Asset retirement obligations (6)	19,593	1,193	491	288	379	17,242
Defined benefit plan (7) (8)	94,591	2,838	2,532	2,535	6,276	80,410

	618,213	19,054	10,656	10,499	17,478	560,526
Chaparral
Long-term debt (1)	350,000	—	—	—	—	350,000
Leases (3)	1,219	1,017	184	17	1	—
Purchase gas supply contracts (4)	44,126	5,813	5,813	5,813	11,626	15,061
In-plant mill services (5)	31,694	4,453	4,453	4,453	8,906	9,429
Asset retirement obligations (6)	19,127	30	31	32	67	18,967
Defined benefit plan (7)	37,922	188	189	353	1,271	35,921

	484,088	11,501	10,670	10,668	21,871	429,378

Total contractual obligations	$1,102,301	$30,555	$21,326	$21,167	$39,349	$989,904

(1)	Our long-term debt is described in Notes to Consolidated Financial Statements footnote entitled “ Long-term Debt” on pages 43 and 44. Our outstanding letters of credit issued under the senior secured credit facility generally only collateralize payment of recorded liabilities.
(2)	Our convertible subordinated debentures are described in Notes to Consolidated Financial Statements footnote entitled “Convertible Subordinated Debentures” on pages 44 and 45.
(3)	We lease certain mobile and other equipment used in our operations under operating leases that may in the normal course of business be renewed or replaced by subsequent leases. Future payments under leases exclude mineral rights which are insignificant and are generally required only for products produced.
(4)	Chaparral purchases processed gases for use at its steel facilities under long-term supply contracts that require a minimum amount of processed gases be purchased.
(5)	Chaparral purchases in-plant mill services under long-term contracts that require a minimum amount of services be purchased.
(6)	We incur legal obligations for asset retirement as part of our normal CAC and Steel operations related to land reclamation, plant removal and Resource Conservation and Recovery Act closures.
(7)	We pay benefits under a series of non-qualified defined benefit plans.
(8)	We pay benefits under a health benefit plan covering approximately 600 employees and retirees of an acquired subsidiary.

As discussed in Notes to Consolidated Financial Statements footnote entitled “Retirement Plans” on pages 49 through 51, we contributed $4.1 million to a qualified defined benefit pension plan in 2005 and expect to make a contribution of $3.0 million in 2006.

On April 13, 2005, we announced a project to expand and modernize our Oro Grande, California cement plant. We plan to expand the Oro Grande plant to approximately 2.3 million tons of advanced dry process cement production capacity annually, and retire the 1.3 million tons of existing, but less efficient, production after the new plant is commissioned. We expect the Oro Grande project will take at least two years to construct and will cost approximately $358 million. We expect our capital expenditures in fiscal year 2006, including those relating to the expansion and modernization of our Oro Grande cement plant, will be approximately $160 million.

We expect cash and cash equivalents, cash from operations, available borrowings under the new senior revolving secured credit facility and available distributions under the investments in life insurance contracts to be sufficient to provide funds for capital expenditure commitments (including the expansion and modernization of our Oro Grande, California cement plant), scheduled debt payments, working capital needs and other general corporate purposes for at least the next year.

Spin-off of Chaparral. We have entered into a separation and distribution agreement with Chaparral in which we each released the other from all liabilities existing or arising from all acts and events occurring before the spin-off with respect to our respective businesses. The liabilities released or discharged do not include liabilities arising under or assigned by the separation and distribution agreement or any ancillary agreement, such as tax liabilities and liabilities to third parties. In the separation and distribution agreement Chaparral assumed all the liabilities related to the steel business and the transferred assets, and we and Chaparral agreed on the allocation of responsibility for certain employee benefits matters. The separation and distribution agreement also requires that each party indemnify the other against certain liabilities. See Notes to Consolidated Financial Statements footnote entitled “Legal Proceedings and Contingent Liabilities” on page 48.

Cash Flows

Net cash provided by operations was $218.2 million, compared to $16.9 million in fiscal year 2004. Operating cash flows, excluding repurchases of trade receivables, increased $85.8 million primarily as a result of increased net income and the related effect on deferred taxes partially offset by changes in working capital items. CAC receivables increased $9.4 million and inventories decreased $6.1 million as a result of increased sales at higher realized prices. Steel receivables increased $24.2 million as a result of higher realized prices. Steel inventories increased $69.1 million as a result of lower shipments and higher scrap costs. Steel prepaid expenses increased $4.3 million as a result of the scheduled shutdown to refurbish the Steel production facilities. Accounts payable and accrued liabilities increased $53.3 million primarily as a result of increased Steel raw material purchases. In fiscal year 2004, we funded the repurchase of $115.5 million of trade receivables out of the proceeds of the June 2003 refinancing.

Net cash used by investing activities was $126.7 million, compared to $13.3 million provided in fiscal year 2004. Capital expenditures were $74.1 million, up $44.4 million from fiscal year 2004. Expenditures were primarily for normal replacement and technological upgrades of existing equipment and acquisitions to sustain our existing operations. We increased our investment in life insurance contracts $57.8 million over fiscal year 2004, primarily as a result of repaying $51.2 million in prior distributions. Proceeds from asset disposals result from the routine sale of surplus operating assets, which in fiscal year 2004 included the proceeds from the sale of our brick production facilities in Texas and Louisiana.

Net cash provided by financing activities was $27.7 million, compared to $105.3 million in fiscal year 2004. Proceeds from stock option exercises increased $38.9 million from fiscal year 2004. We terminated interest rate swap agreements resulting in a loss of $6.3 million in fiscal year 2005 and a gain of $8.4 million in fiscal year 2004. The proceeds from our June 2003 refinancing net of issuance and retirement costs funded the repurchase of trade receivables in fiscal year 2004. Our quarterly cash dividend of $.075 per common share remained unchanged from fiscal year 2004.

UNAUDITED PRO FORMA FINANCIAL INFORMATION

As described in Recent Developments, on July 29, 2005, we completed the spin-off of Chaparral and beginning with our quarterly report on Form 10-Q for the first quarter of fiscal year 2006, we will report the results of our steel operations as discontinued operations in our financial statements.

The unaudited pro forma consolidated condensed financial statements presented below consist of the unaudited pro forma consolidated condensed balance sheet as of May 31, 2005 and the unaudited pro forma consolidated condensed statement of operations for the year ended May 31, 2005. The unaudited pro forma consolidated condensed balance sheet has been prepared giving effect to the spin-off and related transactions described in Recent Developments as if they occurred on the balance sheet date. The unaudited pro forma consolidated condensed statement of operations has been prepared giving effect to the spin-off and related transactions described in Recent Developments as if they occurred as of the beginning of the period presented.

The unaudited pro forma consolidated condensed balance sheet and unaudited pro forma consolidated condensed statement of operations have been derived from our financial statements included in Item 8 and do not purport to represent what our financial position and results of operations actually would have been had the transactions occurred on the dates indicated or to project our financial performance for any future period. We did not account for Chaparral as a separate, stand-alone entity for the period presented.

UNAUDITED PRO FORMA CONSOLIDATED CONDENSED BALANCE SHEET

AS OF MAY 31, 2005

In thousands	TXI Historical	Pro forma Adjustments for the Refinancing Transactions (Note 1)		TXI Pro Forma	Pro Forma Adjustments for the Spin-off (Note 2)	TXI Pro Forma As Adjusted
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$260,887	$250,000	(a)	$114,255	$—	$114,255
		(6,861	)(b)
		350,000	(c)
		(9,200	)(d)
		(730,571	)(e)
Accounts receivable – net	244,746	—		244,746	(127,383)	117,363
Inventories	329,514	—		329,514	(246,223)	83,291
Deferred income taxes and prepaid expenses	39,278	—		39,278	(10,525)	28,753

TOTAL CURRENT ASSETS	874,425	(146,632)		727,793	(384,131)	343,662

OTHER ASSETS
Goodwill	146,474	—		146,474	(85,166)	61,308
Real estate and investments	107,786	—		107,786	(5,099)	102,687
Deferred charges and intangibles	27,571	6,861	(b)	31,529	(9,200)	22,329
		9,200	(d)
		(12,103	)(e)

	281,831	3,958		285,789	(99,465)	186,324
PROPERTY, PLANT AND EQUIPMENT - NET	1,041,110	—		1,041,110	(626,531)	414,579

	$2,197,366	$(142,674)		$2,054,692	$(1,110,127)	$944,565

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$152,375	$—		$152,375	$(94,352)	$58,023
Accrued interest, wages and other items	85,854	(28,382	)(e)	57,472	(14,988)	42,484
Current portion of long-term debt	688	—		688	—	688

TOTAL CURRENT LIABILITIES	238,917	(28,382)		210,535	(109,340)	101,195

LONG-TERM DEBT	603,126	250,000	(a)	602,194	(350,000)	252,194
		350,000	(c)
		(600,932	)(e)
CONVERTIBLE SUBORDINATED DEBENTURES	199,937	—		199,937	—	199,937

DEFERRED INCOME TAXES AND OTHER CREDITS	227,819	(39,676	)(e)	188,143	(147,882)	40,261

SHAREHOLDERS’ EQUITY
Common stock	25,067	—		25,067	—	25,067
Additional paid-in-capital	285,313	—		285,313	—	285,313
Retained earnings	686,476	(73,684	)(e)	612,792	(502,905)	109,887
Cost of common shares in treasury	(61,566)	—		(61,566)	—	(61,566)
Pension liability adjustment	(7,723)	—		(7,723)	—	(7,723)

	927,567	(73,684)		853,883	(502,905)	350,978

	$2,197,366	$(142,674)		$2,054,692	$(1,110,127)	$944,565

UNAUDITED PRO FORMA CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED MAY 31, 2005

In thousands	TXI Historical	Pro forma Adjustments for the Refinancing Transactions (Note 1)		TXI Pro Forma	Pro Forma Adjustments for the Spin-off (Note 2)	TXI Pro Forma As Adjusted
NET SALES	$1,951,179	$—		$1,951,179	$(1,116,376)	$834,803

COSTS AND EXPENSES (INCOME)
Cost of products sold	1,618,286	—		1,618,286	(925,872)	692,414
Selling, general and administrative	106,478	—		106,478	(27,151)	79,327
Interest	70,808	(59,112	)(f)	66,010	(34,086)	31,924
		20,229	(g)
		34,085	(h)
Loss on early retirement of debt	—	—		—	—	—
Other income	(28,332)	—		(28,332)	5,606	(22,726)

	1,767,240	(4,798)		1,762,442	(981,503)	780,939

INCOME BEFORE INCOME TAXES AND ACCOUNTING CHANGE	183,939	4,798		188,737	(134,873)	53,864
Income taxes	59,416	1,679	(i)	61,095	(47,222)	13,873

INCOME BEFORE ACCOUNTING CHANGE	$124,523	$3,119		$127,642	$(87,651)	$39,991

Share information (Note 3)
Weighted average shares outstanding
Basic	22,076			22,076		22,075
Diluted*	25,723			25,723		22,806

Income before accounting change per share
Basic	$5.64			$5.78		$1.81
Diluted	5.12			5.24		1.75

* Shares excluded due to antidilutive effect
Convertible subordinated debentures	—			—		3,897
Stock options and awards	184			184		153

NOTES TO UNAUDITED PRO FORMA CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	Pro Forma Adjustments for the Refinancing Transactions

(a)	Reflects issuance of $250 million aggregate principal of 7.25% senior unsecured notes due 2013.

(b)	Reflects payment of transaction costs associated with the new notes described in (a) and the new senior secured credit facility maturing in 2010.

(c)	Reflects issuance by Chaparral of $300 million aggregate principal of senior notes and borrowings by Chaparral of $50 million under its new $150 million senior secured revolving credit facility.

(d)	Reflects payment by Chaparral of transaction costs associated with its new debt facilities described in (c).

(e)	Reflects a total cash outlay of $730.6 million for the purchase of $600 million principal amount of our outstanding 10.25% senior notes due 2011, or the old notes, the payment of $28.4 million of accrued interest as of May 31, 2005, the payment of $95.9 million in premium and consent fees and $6.3 million in transaction costs related to the repurchase and spin-off. As a result of the Refinancing Transactions, we would have recognized as of May 31, 2005, a pretax loss of $113.4 million which includes the payment of $95.9 million in premium and consent fees to holders of the old notes, the write-offs of $12.1 million of debt issuance costs and recognition of an unamortized net gain of $900,000 related to interest rate swaps associated with the old notes and $6.3 million in transactions costs related to the repurchase and spin-off. Based on the statutory tax rate, the after tax impact of the loss would be $73.7 million. The $39.7 million tax provision associated with the loss would include an adjustment to deferred income taxes.

(f)	Reflects the elimination of the historical interest expense associated with the old notes, which were repurchased, and our existing senior secured credit facility, which was terminated.

(g)	Reflects the estimated annual interest expense, including amortization of estimated debt costs associated with the issuance of $250 million aggregate principal amount of 7.25% senior unsecured notes due 2013, and entering into the $200 million senior secured credit facility. Interest expense on the new senior notes was at a rate of 7.25% per annum. Commitment fees payable under the $200 million senior secured credit facility were at an assumed annual rate of 0.5% on the unused portion of the facility. No advances were outstanding during the year ended May 31, 2005. Amortization of estimated capitalized debt origination fees and expenses was calculated using the terms of the respective debt agreements.

(h)	Reflects the estimated annual interest expense including amortization of estimated debt costs of Chaparral. Interest expense was calculated at a LIBOR-based floating interest rate assumed to have been 4.94% per annum based on a $50 million advance under Chaparral’s five-year $150 million senior secured revolving credit facility, and the issuance of $300 million aggregate principal amount of Chaparral senior unsecured notes at a fixed rate of 10% per annum. If the annual interest rate on the senior secured revolving credit facility were to change by 0.125% per annum, interest expense would change by approximately $62,500 for the year ended May 31, 2005. Amortization of estimated debt costs was calculated using the terms of the debt.

(i)	Reflects the estimated income tax impact at the incremental tax rate of 35% for pro forma adjustments described in notes (g) and (h). The primary reason that our historical income taxes differs from the 35% statutory corporate rate is percentage depletion that is tax deductible.

2.	Pro Forma Adjustments for the Spin-off

The unaudited pro forma consolidated condensed balance sheet includes the pro forma adjustments for the spin-off representing all assets and liabilities associated with our steel business recorded at historical cost adjusted for the Refinancing Transactions described in Note 1.

The unaudited pro forma consolidated condensed statement of operations includes the pro forma adjustments for the spin-off representing the historical operating results of our steel business. The operating results have been adjusted to include specifically identified corporate general and administrative expense directly attributed to our steel business and the Refinancing Transactions described in Note 1. Pro forma income taxes, as adjusted for the spin-off, have been computed as if Chaparral was not included in our income tax returns during the period presented.

3.	Pro Forma Share Information

Our pro forma basic and diluted income before accounting change per share were computed based on the weighted average number of common shares outstanding during the periods presented, including certain contingently issuable shares. Diluted income before accounting change per share assumes the dilutive effect of convertible subordinated debentures, stock options and awards.

Our pro forma as adjusted basic and diluted income before accounting change per share were computed based on the weighted average number of common shares outstanding during the periods presented, including certain contingently issuable shares, adjusted for the effect of the spin-off. Diluted income before accounting change per share assumes the dilutive effect of convertible subordinated debentures, stock option and awards, adjusted for the effect of the spin-off. Contingently issuable shares, stock options and awards held by Chaparral employees and new directors have been excluded. Contingently issuable shares, stock options and awards held by continuing directors and employees have been adjusted based on the closing share prices of TXI and Chaparral on July 29, 2005. In addition, the conversion rate for the convertible debentures was adjusted from .77218 shares to .97468 shares.

OTHER ITEMS

Environmental Matters

We are subject to federal, state and local environmental laws and regulations concerning, among other matters, air emissions, furnace dust disposal and wastewater discharge. We believe we are in substantial compliance with applicable environmental laws and regulations; however, from time to time we receive claims from federal and state environmental regulatory agencies and entities asserting that we are or may be in violation of certain environmental laws and regulations. Based on our experience and the information currently available to us, we believe that such claims will not have a material impact on our financial condition or results of operations. Despite our compliance and experience, it is possible that we could be held liable for future charges which might be material but are not currently known or estimable. In addition, changes in federal or state laws, regulations or requirements or discovery of currently unknown conditions could require additional expenditures by us.

Market Risk

Historically, we have not entered into derivatives or other financial instruments for trading or speculative purposes. Because of the short duration of our investments, changes in market interest rates would not have a significant impact on their fair value. The fair value of fixed rate debt will vary as interest rates change.

The estimated fair value of each class of financial instrument as of May 31, 2005 approximates its carrying value except for long-term debt having fixed interest rates and convertible subordinated debentures. The fair value of long-term debt at May 31, 2005, estimated based on broker/dealer quoted market prices, is approximately $692.9 million compared to the carrying amount of $603.8 million. The fair value of convertible subordinated debentures at May 31, 2005, estimated based on NYSE quoted market prices, is approximately $176.9 million compared to the carrying amount of $199.9 million.

As noted under Recent Developments, on July 6, 2005, we issued $250 million aggregate principal amount of new fixed-rate 7.25% senior unsecured notes and purchased our $600 million aggregate principal amount of old 10.25% senior notes after which the fair value of our debt did not exceed its carrying value.

Our operations require large amounts of energy and are dependent upon energy sources, including electricity and fossil fuels. Prices for energy are subject to market forces largely beyond our control. We have generally not entered into any long-term contracts to satisfy our fuel and electricity needs. If we are unable to meet our requirements for fuel and electricity, we may experience interruptions in our production. Price increases or disruption of the uninterrupted supply of these products could adversely affect our results of operations.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Certain statements contained in this annual report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the impact of competitive pressures and changing economic and financial conditions on our business, construction activity in our markets, abnormal periods of inclement weather, changes in the cost of raw materials, fuel and energy, and the impact of environmental laws and other regulations (see Part I, Item 1 under the caption “Risk Factors” on pages 7 through 12).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	May 31,
In thousands	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$260,887	$141,628
Accounts receivable - net	244,746	211,535
Inventories	329,514	266,533
Deferred income taxes and prepaid expenses	39,278	34,954

TOTAL CURRENT ASSETS	874,425	654,650

OTHER ASSETS
Goodwill	146,474	146,474
Real estate and investments	107,786	47,006
Deferred charges and intangibles	27,571	32,354

	281,831	225,834

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	226,877	220,812
Buildings	100,811	101,192
Machinery and equipment	1,709,518	1,733,065
Construction in progress	50,171	24,405

	2,087,377	2,079,474
Less depreciation and depletion	1,046,267	1,015,825

	1,041,110	1,063,649

	$2,197,366	$1,944,133

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$152,375	$108,557
Accrued interest, wages and other items	85,854	78,699
Current portion of long-term debt	688	699

TOTAL CURRENT LIABILITIES	238,917	187,955

LONG-TERM DEBT	603,126	598,412

CONVERTIBLE SUBORDINATED DEBENTURES	199,937	199,937

DEFERRED INCOME TAXES AND OTHER CREDITS	227,819	195,845

SHAREHOLDERS’ EQUITY
Common stock, $1 par value	25,067	25,067
Additional paid-in capital	285,313	261,455
Retained earnings	686,476	568,596
Cost of common stock in treasury	(61,566)	(88,652)
Pension liability adjustment	(7,723)	(4,482)

	927,567	761,984

	$2,197,366	$1,944,133

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Year Ended May 31,
In thousands except per share	2005	2004	2003
NET SALES	$1,951,179	$1,672,503	$1,364,109

COSTS AND EXPENSES (INCOME)
Cost of products sold	1,618,286	1,479,657	1,270,081
Selling, general and administrative	106,478	103,351	92,961
Interest	70,808	73,698	45,882
Loss on early retirement of debt	—	12,302	—
Other income	(28,332)	(48,050)	(4,424)

	1,767,240	1,620,958	1,404,500

INCOME (LOSS) BEFORE INCOME TAXES AND ACCOUNTING CHANGE	183,939	51,545	(40,391)

Income taxes (benefit)	59,416	14,126	(16,194)

INCOME (LOSS) BEFORE ACCOUNTING CHANGE	124,523	37,419	(24,197)

Cumulative effect of accounting change - net of income taxes	—	(1,071)	—

NET INCOME (LOSS)	$124,523	$36,348	$(24,197)

Basic earnings (loss) per share
Income (loss) before accounting change	$5.64	$1.77	$(1.15)
Cumulative effect of accounting change	—	(.05)	—

Net income (loss)	$5.64	$1.72	$(1.15)

Diluted earnings (loss) per share
Income (loss) before accounting change	$5.12	$1.74	$(1.15)
Cumulative effect of accounting change	—	(.05)	—

Net income (loss)	$5.12	$1.69	$(1.15)

Average shares outstanding
Basic	22,076	21,183	21,123
Diluted	25,723	21,572	21,123

Cash dividends per share	$.30	$.30	$.30

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Year Ended May 31,
In thousands	2005	2004	2003
OPERATING ACTIVITIES
Net income (loss)	$124,523	$36,348	$(24,197)
Adjustments to reconcile net income to net cash
Cumulative effect of accounting change	—	1,071	—
Loss on early retirement of debt	—	12,302	—
Loss (gain) on asset disposals	(5,831)	(37,635)	1,774
Depreciation, depletion and amortization	95,513	97,117	97,112
Deferred income taxes (benefit)	38,636	13,297	(18,036)
Income tax benefit from stock option exercises	8,000	—	—
Other - net	743	5,373	6,588
Changes in operating assets and liabilities
Receivables repurchased	—	(115,514)	(9,486)
Accounts receivable - net	(33,085)	(36,403)	(7,254)
Inventories	(62,981)	4,430	5,709
Prepaid expenses	(5,970)	2,394	(3,954)
Accounts payable and accrued liabilities	53,257	25,412	4,510
Other credits	5,431	8,728	4,137

Net cash provided by operations	218,236	16,920	56,903

INVESTING ACTIVITIES
Capital expenditures	(74,137)	(29,763)	(54,734)
Proceeds from asset disposals	7,349	47,315	11,308
Investments in life insurance contracts	(59,215)	(1,426)	(1,621)
Other - net	(677)	(2,875)	2,961

Net cash provided (used) by investing	(126,680)	13,251	(42,086)

FINANCING ACTIVITIES
Long-term borrowings	—	718,097	366,640
Debt retirements	(699)	(592,398)	(372,960)
Debt issuance costs	(39)	(16,378)	(1,458)
Debt retirement costs	—	(8,605)	—
Interest rate swap terminations	(6,315)	8,358	—
Stock option exercises	41,399	2,541	512
Common dividends paid	(6,643)	(6,336)	(6,315)
Other - net	—	(26)	(2,462)

Net cash provided (used) by financing	27,703	105,253	(16,043)

Increase (decrease) in cash and cash equivalents	119,259	135,424	(1,226)

Cash and cash equivalents at beginning of year	141,628	6,204	7,430

Cash and cash equivalents at end of year	$260,887	$141,628	$6,204

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

$ In thousands except per share	Common Stock $1 Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Pension Liability Adjustment	Total Shareholders’ Equity
May 31, 2002	$25,067	$260,091	$569,096	$(91,844)	$—	$762,410

Net loss			(24,197)			(24,197)
Pension liability adjustment - net of tax					(5,892)	(5,892)
Common dividends paid - $.30 per share			(6,315)			(6,315)
Treasury shares issued for bonuses and options and conversion of subordinated debentures - 35,220 shares		845		660		1,505
Treasury shares purchased - 72 shares				(2)		(2)

May 31, 2003	25,067	260,936	538,584	(91,186)	(5,892)	727,509

Net income			36,348			36,348
Pension liability adjustment - net of tax					1,410	1,410
Common dividends paid - $.30 per share			(6,336)			(6,336)
Treasury shares issued for bonuses and options – 139,957 net shares		519		2,534		3,053

May 31, 2004	25,067	261,455	568,596	(88,652)	(4,482)	761,984

Net income			124,523			124,523
Pension liability adjustment - net of tax					(3,241)	(3,241)
Common dividends paid - $.30 per share			(6,643)			(6,643)
Treasury shares issued for bonuses and options and settlement of deferred compensation agreements – 1,526,995 net shares		23,858		27,086		50,944

May 31, 2005	$25,067	$285,313	$686,476	$(61,566)	$(7,723)	$927,567

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During all periods presented below, Texas Industries, Inc. and subsidiaries (unless the context indicates otherwise, collectively, the “Company” or “TXI”) has been a leading supplier of construction materials through two business segments: cement, aggregate and concrete products (the “CAC” segment); and structural steel and steel bar products (the “Steel” segment). Through the CAC segment, the Company produces and sells cement, stone, sand and gravel, ready-mix concrete, expanded shale and clay aggregate, and other products from facilities concentrated in Texas, Louisiana and California. Through the Steel segment, the Company produces and sells structural steel, piling products, special bar quality products, merchant bar quality rounds, reinforcing bar and channels from facilities located in Texas and Virginia.

On July 29, 2005, the Company completed the spin-off of the Steel segment in the form of a pro-rata, tax-free dividend to the Company’s shareholders of one share of Chaparral Steel Company (“Chaparral”) common stock for each share of the Company’s stock owned on July 20, 2005. See “Spin-off of Chaparral” footnote on page 54.

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

Fair Value of Financial Instruments. The estimated fair value of each class of financial instrument as of May 31, 2005 approximates its carrying value except for long-term debt having fixed interest rates and convertible subordinated debentures. The fair value of long-term debt at May 31, 2005, estimated based on broker/dealer quoted market prices, is approximately $692.9 million compared to the carrying amount of $603.8 million. The fair value of convertible subordinated debentures at May 31, 2005, estimated based on NYSE quoted market prices, is approximately $176.9 million compared to the carrying amount of $199.9 million.

Cash and Cash Equivalents. Investments with maturities of less than 90 days when purchased are classified as cash equivalents and consist primarily of money market funds and investment grade commercial paper issued by major corporations and financial institutions. Cash and cash equivalents include $27.2 million used to support letters of credit.

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

Property, plant and equipment is recorded at cost. Provisions for depreciation are computed generally using the straight-line method. Provisions for depletion of mineral deposits are computed on the basis of the estimated quantity of recoverable raw materials. Useful lives for the Company’s primary operating facilities range from 10 to 25 years. Maintenance and repairs are charged to expense as incurred. Costs incurred for scheduled shut-downs to refurbish the Steel facilities are amortized over the benefited period, typically 12 months.

Goodwill. Management tests goodwill for impairment at least annually by each reporting unit. If the carrying amount of the goodwill exceeds its fair value an impairment loss is recognized. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the applicable reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future prices for the Company’s products, capital needs, economic trends and other factors. Goodwill identified with CAC’s California cement operations resulted from the acquisition of Riverside Cement Company. Goodwill identified with Steel’s Texas operations resulted from the acquisition of Chaparral Steel Investments, Inc., formerly known as Chaparral Steel Company. In each case the fair value of the respective reporting unit exceeds its carrying value. At both May 31, 2005 and 2004, the carrying value of CAC goodwill was $61.3 million and the carrying value of Steel goodwill was $85.2 million.

Real Estate and Investments. Surplus real estate and real estate acquired for development of high quality industrial, office or multi-use parks totaled $9.9 million and $11.2 million at May 31, 2005 and 2004, respectively.

Investments are composed primarily of life insurance contracts purchased in connection with certain Company benefit plans. The contracts, recorded at their net cash surrender value, totaled $96.3 million (net of distributions of $1.3 million) at May 31, 2005 and $34.2 million (net of distributions of $52.5 million) at May 31, 2004. Distributed amounts totaling $51.2 million were repaid in 2005. Charges incurred on the distributions of $100,000 in 2005, $3.3 million in 2004 and $3.6 million in 2003 were included in interest expense.

Deferred Charges and Intangibles. Deferred charges are composed primarily of debt issuance costs that totaled $17.3 million and $19.7 million at May 31, 2005 and 2004, respectively. The costs are associated with various debt issues and amortized over the term of the related debt.

Intangibles are composed of non-compete agreements and other intangibles with finite lives being amortized on a straight-line basis over periods of 7 to 15 years. Their carrying value, adjusted for write-offs, totaled $1.8 million (net of accumulated amortization of $2.6 million) at May 31, 2005 and $2.1 million (net of accumulated amortization of $3.8 million) at May 31, 2004. Amortization expense incurred was $400,000 in 2005, $400,000 in 2004 and $900,000 in 2003. Estimated amortization expense for each of the five succeeding years is $300,000 per year.

Other Credits. Other credits of $65.2 million at May 31, 2005 and $68.5 million at May 31, 2004 are composed primarily of liabilities related to the Company’s retirement plans, deferred compensation agreements and asset retirement obligations.

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

The Company incurs legal obligations for asset retirement as part of its normal CAC and Steel operations related to land reclamation, plant removal and Resource Conservation and Recovery Act closures. Prior to the adoption of SFAS No. 143, the Company generally accrued for land reclamation obligations related to its aggregate mining process on the unit of production basis and for its other obligations as incurred. Determining the amount of an asset retirement liability requires estimating the future cost of contracting with third parties to perform the obligation. The estimate is significantly impacted by, among other considerations, management’s assumptions regarding the scope of the work required, labor costs, inflation rates, market-risk premiums and closure dates. The initial application of the new rules at June 1, 2003, resulted in an increase in net property, plant and equipment of $500,000, a net increase in asset retirement obligation liabilities of $2.2 million and a pretax cumulative charge of $1.7 million. The pro forma effect of assuming that the adoption of SFAS No. 143 was applied retroactively was not material to net income (loss) or the related per-share amounts for 2003.

Changes in asset retirement obligations are as follows:

In thousands	2005	2004
Balance at beginning of year	$4,992	$—
Initial obligation	—	4,092
Revisions	—	554
Additions	190	185
Accretion expense	375	358
Settlements	(336)	(197)

Balance at end of year	$5,221	$4,992

Pension Liability Adjustment. The pension liability adjustment to shareholders’ equity totaled $7.7 million (net of tax of $4.2 million) at May 31, 2005 and $4.5 million (net of tax of $2.4 million) at May 31, 2004. The adjustment relates to a defined benefit retirement plan covering approximately 600 employees and retirees of an acquired subsidiary. Comprehensive income or loss consists of net income or loss and the pension liability adjustment to shareholders’ equity. In 2005 and 2004, comprehensive income was $121.3 million and $37.8 million, respectively. In 2003, comprehensive loss was $30.1 million.

Net Sales. Sales are recognized when title has transferred and products are delivered. The Company includes delivery fees in the amount it bills customers to the extent needed to recover the Company’s cost of freight and delivery. Net sales are presented as revenues including these delivery fees.

Other Income. Other income in 2005 includes a gain of $6.2 million from the sale of emissions credits associated with the Company’s expanded shale and clay aggregate operations in south Texas. Other income in 2004 includes a gain of $34.7 million resulting from the sale of the Company’s Texas and Louisiana brick production facilities. Additional routine sales of surplus operating assets and real estate resulted in gains of $8.1 million in 2005, $3.8 million in 2004 and $300,000 in 2003. Also included in other income was $4.2 million in 2004 and $500,000 in 2003 resulting from the Company’s litigation against certain graphite electrode suppliers.

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

Diluted EPS adjusts net income and the outstanding shares for the dilutive effect of convertible subordinated debentures, stock options and awards.

Basic and Diluted EPS are calculated as follows:

In thousands except per share	2005	2004	2003
Basic earnings (loss)
Income (loss) before accounting change	$124,523	$37,419	$(24,197)
Cumulative effect of accounting change	—	(1,071)	—

Basic income (loss)	$124,523	$36,348	$(24,197)

Diluted earnings (loss)
Income (loss) before accounting change	$124,523	$37,419	$(24,197)
Interest on convertible subordinated debentures - net of tax	7,148	—	—

Diluted income (loss) before accounting change	131,671	37,419	(24,197)
Cumulative effect of accounting change	—	(1,071)	—

Diluted income (loss)	$131,671	$36,348	$(24,197)

Shares
Weighted-average shares outstanding	22,029	21,113	21,049
Contingently issuable shares	47	70	74

Basic weighted-average shares	22,076	21,183	21,123

Convertible subordinated debentures	2,888	—	—
Stock option and award dilution	759	389	—

Diluted weighted-average shares*	25,723	21,572	21,123

Basic earnings (loss) per share
Income (loss) before accounting change	$5.64	$1.77	$(1.15)
Cumulative effect of accounting change	—	(.05)	—

Net income (loss)	$5.64	$1.72	$(1.15)

Diluted earnings (loss) per share
Income (loss) before accounting change	$5.12	$1.74	$(1.15)
Cumulative effect of accounting change	—	(.05)	—

Net income (loss)	$5.12	$1.69	$(1.15)

* Shares excluded due to antidilutive effect
Convertible subordinated debentures	—	2,888	2,888
Stock options and awards	184	1,305	2,568

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

In accordance with SFAS No. 123, the Company discloses the compensation cost based on the estimated fair value at the date of grant recognizing compensation expense ratably over the vesting period. The fair value of each option grant was estimated on the date of grant for purposes of the pro forma disclosures using the Black-Scholes option-pricing model. In 2005, the weighted-average fair value of options granted was $23.83 based on weighted average assumptions for dividend yield of .50%, volatility factor of .345, risk-free interest rate of 3.89% and expected life in years of 6.4. No options were granted in 2004. In 2003, the weighted-average fair value of options granted was $8.20 based on weighted average assumptions for dividend yield of 1.33%, volatility factor of ..361, risk-free interest rate of 3.38% and expected life in years of 6.4.

In addition to grants under its stock option plans, the Company has provided stock-based compensation to employees and directors under stock appreciation rights contracts, deferred compensation agreements, restricted stock payments and a former stock awards program. Stock compensation expense related to these grants is included in the determination of net income as reported in the financial statements over the vesting periods of the related grants.

If the Company had applied the fair value recognition provision of SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been adjusted to the following pro forma amounts:

In thousands except per share	2005	2004	2003
Net income (loss)
As reported	$124,523	$36,348	$(24,197)
Plus: stock-based compensation included in the determination of net income (loss) as reported, net of tax	1,180	1,386	270
Less: fair value of stock-based compensation, net of tax	(1,420)	(4,866)	(3,964)

Pro forma	$124,283	$32,868	$(27,891)

Basic earnings (loss) per share
As reported	$5.64	$1.72	$(1.15)
Pro forma	5.63	1.55	(1.32)

Diluted earnings (loss) per share
As reported	5.12	1.69	(1.15)
Pro forma	5.11	1.52	(1.32)

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB Opinion No. 25. Among other items, SFAS No. 123R eliminates the use of APB Opinion No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The current effective date of SFAS No. 123R is the first fiscal year beginning after June 15, 2005, which will be the first quarter of the Company’s fiscal year ending May 31, 2007. We currently expect to adopt SFAS No. 123R effective June 1, 2006 using the “modified prospective” method. Under the modified prospective method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Financial information for periods prior to the date of adoption of SFAS No. 123R would not be restated. The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS No. 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company has not yet determined which model it will use to measure the fair value of awards of equity instruments to employees upon the adoption of SFAS No. 123R.

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

SFAS No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated because they depend on, among other things, when employees exercise stock options.

Accounting for Changes in Accounting Principles. In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections,” which is effective for the Company for reporting changes in accounting principles beginning June 1, 2006. SFAS No. 154 changes the reporting of a change in accounting principle to require retrospective application to prior periods’ financial statements, unless explicit transition provisions are provided for in new accounting pronouncements or existing pronouncements that are in the transition phase when SFAS No. 154 becomes effective.

WORKING CAPITAL

Working capital totaled $635.5 million at May 31, 2005, compared to $466.7 million at May 31, 2004.

Accounts receivable are presented net of allowances for doubtful receivables of $4.1 million at May 31, 2005 and $5.3 million at May 31, 2004. Provisions for bad debts charged to expense were $2.0 million in 2005, $4.6 million in 2004 and $2.9 million in 2003. Uncollectible accounts written off amounted to $3.2 million in 2005, $3.7 million in 2004 and $3.2 million in 2003.

Inventories consist of:

In thousands	2005	2004
Finished products	$113,828	$86,395
Work in process	56,294	56,440
Raw materials and supplies	159,392	123,698

	$329,514	$266,533

Inventories are stated at cost (not in excess of market) with approximately 65% of inventories using the last-in, first-out (“LIFO”) method. If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $79.8 million in 2005 and $49.7 million in 2004. In 2005 and 2004 certain inventory quantities were reduced, which resulted in a liquidation of LIFO inventory layers carried at lower costs prevailing in prior years. The effect of the liquidation was to decrease cost of products sold by approximately $900,000 in 2005 and $4.4 million in 2004.

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

Accrued interest, wages and other items consist of:

In thousands	2005	2004
Interest	$30,325	$28,412
Employee compensation	35,013	27,142
Income taxes	2,449	686
Property taxes and other	18,067	22,459

	$85,854	$78,699

LONG-TERM DEBT

Long-term debt at May 31, 2005 is composed of the following:

In thousands	2005	2004
Senior secured credit facility expiring in 2007	$—	$—
Senior notes due in 2011, interest rate 10.25%	600,000	600,000
Interest rate swaps
Fair value adjustment	—	(12,570)
Unamortized gains on termination	6,951	8,102
Unamortized losses on termination	(6,019)	—
Pollution control bonds due through 2007, interest rate 4.5% (75% of prime)	2,495	3,175
Other	387	404

	603,814	599,111
Less current maturities	688	699

	$603,126	$598,412

Debt Outstanding at May 31, 2005. On June 6, 2003, the Company issued $600 million of 10.25% senior notes due June 15, 2011 (“10.25% Senior Notes”). A portion of the net proceeds was used to repay $473.5 million of the outstanding debt at May 31, 2003. The remaining proceeds were used to repurchase the entire outstanding interest in the defined pool of trade receivables previously sold totaling $115.5 million. The Company recognized a loss on early retirement of debt of $11.2 million, representing $8.5 million in premium or consent payments to holders of the existing senior notes and a write-off of $2.7 million of debt issuance costs associated with the debt repaid. To replace the terminated revolving credit facility and agreement to sell receivables, the Company also entered into a senior secured credit facility expiring June 6, 2007. Available borrowings under the senior secured credit facility were lowered from $200 million to $100 million effective May 27, 2004. As a result, the Company recognized a loss on early retirement of debt of $1.1 million, representing a termination fee of $100,000 and a write-off of $1.0 million of debt issuance costs related to the portion of the facility that was terminated. No borrowings were outstanding under this senior secured credit facility at May 31, 2005; however, $27.1 million of the facility was utilized to support letters of credit. Commitment fees at an annual rate of .375% were paid on the unused portion of the facility.

On February 14, 2005, the Company terminated its outstanding interest rate swap agreements associated with $300 million of the 10.25% Senior Notes resulting in a loss of $6.3 million. On March 11, 2004, the Company terminated its August 5, 2003 interest rate swap agreements associated with $200 million of the 10.25% Senior Notes resulting in a gain of $8.4 million. Gains and losses from interest rate swap terminations have been recorded as increases or decreases in the carrying value of the Company’s long-term debt and amortized as adjustments to interest expense over the remaining term of the 10.25% Senior Notes.

Refinancing in Connection with the Spin-off of Chaparral. In connection with the spin-off of Chaparral in July 2005 (see “Spin-off of Chaparral” footnote on page 54), the Company entered into new financing agreements and purchased the outstanding 10.25% Senior Notes. On July 6, 2005, the Company issued $250 million aggregate principal amount of its new 7.25% senior notes due July 15, 2013 (“7.25% Senior Notes”) and entered into a new senior secured credit facility. In addition, Chaparral issued $300 million aggregate principal amount of its new 10% senior notes due July 15, 2013 (“Chaparral Senior Notes”) and entered into a separate new senior secured revolving credit facility. Chaparral used the net proceeds from its note offering and borrowings under its credit facility to pay the Company a dividend of $341.1 million. The Company used the net proceeds from its offering of notes, the dividend paid by Chaparral and existing cash to purchase for cash all of its outstanding $600 million principal amount of 10.25% Senior Notes. The Company paid a total of $699.5 million to the holders of the old notes, which was comprised of $600 million of principal, $3.6 million of accrued interest and $95.9 million of make-whole premiums and consent fees. In the first quarter of fiscal year 2006, the Company will record a charge of approximately $107.0 million related to the early retirement of the 10.25% Senior Notes and old credit facility, consisting of $95.9 million in premiums or consent payments and a write-off of $11.1 million of debt issuance costs and interest rate swap gains and losses associated with the debt repaid. On July 29, 2005, Chaparral became an independent, public company and the Company no longer has any obligations with respect to Chaparral’s long-term debt. Chaparral is not a guarantor of any of the Company’s indebtedness nor is the Company a guarantor of any Chaparral indebtedness.

7.25% Senior Notes. At any time on or prior to July 15, 2009, the Company may redeem the notes at a redemption price equal to the sum of the principal amount thereof, plus accrued interest and a make-whole premium. On and after July 15, 2009, the Company may redeem the notes at a premium of 103.625% in 2009, 101.813% in 2010 and 100% in 2011 and thereafter. In addition, prior to July 15, 2008, the Company may redeem up to 35% of the aggregate principal amount of the notes at a redemption price equal to 107.25% of the principal amount thereof, plus accrued interest and liquidated damages, if any, with the net cash proceeds from certain equity offerings.

If the Company experiences a change of control, it may be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued interest.

All of the Company’s consolidated subsidiaries, following the spin-off of Chaparral, have unconditionally guaranteed the 7.25% Senior Notes. The indenture governing the notes contain covenants that will limit the Company’s ability and the ability of its subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem its stock, make investments, sell assets, incur liens, enter into agreements restricting its subsidiaries’ ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of its assets.

New Senior Secured Revolving Credit Facility. The senior secured revolving credit facility matures in July 2010 and provides up to $200 million of available borrowings. It includes a $50 million sub-limit for letters of credit. Any outstanding letters of credit will be deducted from the borrowing availability under the facility. Amounts drawn under the facility will bear interest either at the LIBOR rate plus a margin of 1% to 2%, or at a base rate (which will be the higher of the federal funds rate plus .5% and the prime rate) plus a margin of up to 1%. The interest rate margins are subject to adjustments based on the Company’s leverage ratio. The commitment fee calculated on the unused portion of the facility will range from .25% to .5% per year based on the leverage ratio. The Company may terminate the facility at any time.

All of the Company’s consolidated subsidiaries, following the spin-off of Chaparral, have guaranteed the Company’s obligations under the credit facility. The credit facility is secured by first priority security interests in all or most of the Company’s existing and future accounts, inventory, equipment, intellectual property and other personal property, and in all of the Company’s equity interest in present and future domestic subsidiaries and 66% of the equity interest in present and future foreign subsidiaries, if any.

The credit facility contains covenants restricting, among other things, prepayment or redemption of the Company’s new senior notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. The Company is required to comply with certain financial tests and to maintain certain financial ratios, such as leverage and interest coverage ratios.

Other. Following the refinancing transactions and the spin-off of Chaparral, the maturities of the Company’s long-term debt for each of the five succeeding years are approximately $700,000 per year through 2007, $1.1 million for 2008 and none for 2009 and 2010. The amount of interest paid was $69.5 million in 2005, $47.8 million in 2004 and $33.7 million in 2003. No interest was capitalized in the three-year period ended May 31, 2005.

CONVERTIBLE SUBORDINATED DEBENTURES

On June 5, 1998, the Company issued $206.2 million aggregate principal amount of 5.5% convertible subordinated debentures due June 30, 2028 (the “Debentures”). TXI Capital Trust I (the “Trust”), a Delaware business trust 100% owned by the Company, issued 4,000,000 of its 5.5% Shared Preference Redeemable Securities (“Preferred Securities”) to the public for gross proceeds of $200 million. The combined proceeds from the issuance of the Preferred Securities and the issuance to the Company of the common securities of the Trust were invested by the Trust in the Debentures. At May 31, 2005, 3,998,744 Preferred Securities representing an undivided beneficial interest in $199.9 million of the $206.1 million aggregate principal amount of Debentures issued were outstanding.

The Debentures are redeemable for cash, at par, plus accrued and unpaid interest, under certain circumstances relating to federal income tax matters or in whole or in part at the option of the Company. Upon any redemption of the Debentures, a like aggregate liquidation amount of Preferred Securities will be redeemed. Debentures are convertible at any time prior to the close of business on June 30, 2028, at the option of the holder of the Preferred Securities into shares of the Company’s common stock. On July 29, 2005, due to the spin-off of Chaparral the conversion rate was adjusted from .72218 shares to .97468 shares of the Company’s common stock for each Preferred Security.

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

COMMITMENTS

Operating Leases. The Company leases certain mobile and other equipment, office space and other items which in the normal course of business are renewed or replaced by subsequent leases. Total expense for such operating leases (other than for mineral rights) amounted to $23.7 million in 2005, $28.6 million in 2004 and $26.2 million in 2003. Non-cancelable operating leases with an initial or remaining term of more than one year totaled $52.4 million at May 31, 2005. Estimated lease payments for each of the five succeeding years are $15.4 million, $7.1 million, $6.6 million, $6.0 million and $4.9 million.

Purchase Obligations. Chaparral, in the normal course of business, purchases in-plant mill services for use at its steel facilities under long-term contracts that contain provisions for minimum payments. At May 31, 2005, required payments under these contracts for each of the five succeeding years are $5.8 million per year with an aggregate commitment of $44.1 million. Chaparral also purchases processed gases for use at its steel facilities under long-term supply contracts that require a minimum amount of processed gases be purchased. At May 31, 2005, required payments under these contracts for each of the five succeeding years are $4.4 million per year with an aggregate commitment of $31.7 million.

SHAREHOLDERS’ EQUITY

Common stock at May 31 consists of:

In thousands	2005	2004
Shares authorized	40,000	40,000
Shares outstanding	22,728	21,201
Shares held in treasury	2,339	3,866
Shares reserved for stock options and other	4,036	3,182

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

STOCK-BASED COMPENSATION

Stock Option Plans. The Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (the “2004 Plan”) provides that, in addition to other types of awards, non-qualified and incentive stock options to purchase Common Stock may be granted to directors, officers and key employees at market prices at date of grant. Options become exercisable in installments beginning one year after date of grant and expire ten years later. In addition, non-qualified and incentive stock options remain outstanding under the Company’s 1993 Stock Option Plan.

A summary of option transactions for the three years ended May 31, 2005, follows:

	Shares Under Option	Weighted-Average Option Price
Outstanding at May 31, 2002	2,399,153	$31.02

Granted	952,600	22.65
Exercised	(21,880)	23.40
Canceled	(24,450)	40.88

Outstanding at May 31, 2003	3,305,423	28.59

Exercised	(147,735)	20.32
Canceled	(55,420)	33.67

Outstanding at May 31, 2004	3,102,268	28.89

Granted	235,650	60.18
Exercised	(1,547,048)	28.56
Canceled	(54,820)	27.33

Outstanding at May 31, 2005	1,736,050	$33.48

Options exercisable as of May 31 were 818,710 shares in 2005, 2,025,428 shares in 2004 and 1,803,933 shares in 2003 at a weighted-average option price of $32.96, $30.42 and $30.12, respectively. The following table summarizes information about stock options outstanding as of May 31, 2005.

	Range of Exercise Prices
	$21.39 -$26.38	$27.93 -$37.13	$41.53 -$61.15
Options outstanding
Shares outstanding	801,543	464,007	470,500
Weighted-average remaining life in years	7.19	4.41	6.49
Weighted-average exercise price	$22.91	$32.40	$52.53
Options exercisable
Shares exercisable	264,513	318,347	235,850
Weighted-average exercise price	$23.44	$32.01	$44.92

Outstanding options expire on various dates to January 11, 2015. The Company has reserved 2,254,850 shares for future awards under the 2004 Plan.

Non-vested options held by Chaparral’s employees and new directors totaling 295,220 shares were cancelled on July 29, 2005 in connection with the spin-off of Chaparral. Options held by the Company’s continuing employees and directors and vested options held by Chaparral’s employees and new directors were adjusted based on the closing share prices of the Company and Chaparral at July 29, 2005. Following the adjustment, there were 1,774,983 options shares outstanding at a weighted average exercise price of $25.45, of which 991,890 shares were exercisable at a weighted average exercise price of $25.08.

Other Stock-based Compensation. The Company has provided stock-based compensation to employees and directors under stock appreciation rights contracts, deferred compensation agreements, restricted stock payments and a former stock awards program. At May 31, 2005, outstanding Stock Appreciation Rights totaled 128,000 shares, deferred compensation agreements payable in cash totaled 73,073 shares, deferred compensation agreements payable in common stock totaled 34,756 shares and stock awards totaled 10,487 shares. Total charges under these grants and restricted stock payments included in selling, general and administrative expense were $1.8 million in 2005, $2.1 million in 2004 and $400,000 in 2003.

INCOME TAXES

The provisions (benefit) for income taxes are composed of:

In thousands	2005	2004	2003
Current	$20,780	$829	$1,843
Deferred	38,636	13,297	(18,037)

	$59,416	$14,126	$(16,194)

A reconciliation from income taxes at the federal statutory rate to the preceding provisions (benefit) follows:

In thousands	2005	2004	2003
Taxes at statutory rate	$64,379	$18,041	$(14,137)
Additional depletion	(5,387)	(4,693)	(3,552)
State income taxes	1,167	602	406
Nontaxable insurance benefits	(823)	(793)	(905)
Other – net	80	969	1,994

	$59,416	$14,126	$(16,194)

The components of the net deferred tax liability at May 31 are summarized below.

In thousands	2005	2004
Deferred tax assets
Deferred compensation	$10,394	$12,786
Accrued expenses not currently tax deductible	5,297	9,043
Other comprehensive income	4,159	2,414
Alternative minimum tax credit carryforward	15,845	12,969
Net operating loss carryforward	—	28,135

Total deferred tax assets	35,695	65,347

Deferred tax liabilities
Property, plant and equipment	175,140	165,981
Deferred real estate gains	5,224	5,590
Inventory costs	1,650	2,790
Other	3,910	4,324

Total deferred tax liabilities	185,924	178,685

Net deferred tax liability	150,229	113,338
Less current deferred tax asset	(12,387)	(14,034)

Long-term deferred tax liability	$162,616	$127,372

The Company received income tax refunds of $400,000 in 2004 and $2.8 million in 2003 and made income tax payments of $8.9 million, $1.6 million and $2.8 million in 2005, 2004 and 2003, respectively.

The Company fully utilized its federal net operating loss carryforwards in 2005. As of May 31, 2005, the Company had an alternative minimum tax credit carryforward of $15.8 million. The credit, which does not expire, is available for offset against future regular federal income tax. Management believes it is more likely than not that its deferred tax assets will be realized.

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

The Company and its subsidiaries are defendants in lawsuits which arose in the normal course of business. In management’s judgment the ultimate liability, if any, from such legal proceedings will not have a material effect on the consolidated financial position or results of operations of the Company.

In connection with the Company’s spin-off of Chaparral, the Company entered into a separation and distribution agreement and a tax sharing and indemnification agreement with Chaparral. In these agreements, the Company has indemnified Chaparral against, among other things, any liabilities arising out of the businesses, assets or liabilities retained by the Company and any taxes imposed on Chaparral in connection with the spin-off that result from the Company’s breach of its covenants in the tax sharing and indemnification agreement. Chaparral has indemnified the Company against, among other things, any liabilities arising out of the businesses, assets or liabilities transferred to Chaparral and any taxes imposed on the Company in connection with the spin-off that result from Chaparral’s breach of its covenants in the tax sharing and indemnification agreement.

The Company and Chaparral have made certain covenants to each other in connection with the spin-off that prohibit the Company and Chaparral from taking certain actions. Pursuant to these covenants: (1) neither the Company nor Chaparral will liquidate, merge, or consolidate with any other person, sell, exchange, distribute or otherwise dispose of our assets (or those of certain of our subsidiaries) except in the ordinary course of business, or enter into any substantial negotiations, agreements, or arrangements, or arrangements with respect to any such transaction, during the six months following the distribution date of July 29, 2005; (2) the Company and Chaparral will, for a minimum of two years after the distribution date, continue the active conduct of the cement or steel business, respectively; (3) neither the Company nor Chaparral will repurchase its stock for two years following the distribution except in certain circumstances permitted by the IRS; (4) the Company and Chaparral will not take any actions inconsistent with the representations made in the separation and distribution agreement or in connection with the issuance by the Company’s tax counsel of its tax opinion with respect to the spin-off; and (5) the Company and Chaparral will not take or fail to take any other action that would result in any tax being imposed on the spin-off. The Company or Chaparral may take actions inconsistent with these covenants if it obtains an unqualified opinion of counsel or a private letter ruling from the IRS that such actions will not cause the spin-off to become taxable, except that Chaparral may not, under any circumstances, take any action described in (1) above.

INCENTIVE PLANS

All personnel employed as of May 31 and not subject to production-based incentive awards share in the pretax income of the Company for the year then ended based on predetermined formulas. The duration of most of the plans is one year. Certain executives are additionally covered under a three-year plan. All plans are subject to annual review by the Company’s Board of Directors. Incentive compensation included in selling, general and administrative expense was $15.0 million in 2005, $8.5 million in 2004 and $1.3 million in 2003.

RETIREMENT PLANS

Substantially all employees of the Company are covered by a series of defined contribution retirement plans. The amount of pension expense charged to costs and expenses for these plans was $6.0 million in 2005, $4.6 million in 2004 and $6.1 million in 2003. It is the Company’s policy to fund the plans to the extent of charges to income.

Approximately 600 employees and retirees of Riverside Cement Company are covered by a defined benefit pension plan and a postretirement health benefit plan. The amount of the defined benefit pension plan and postretirement health benefit plan expense charged to costs and expenses was as follows:

	Defined Pension Benefit			Health Benefit
In thousands	2005	2004	2003	2005	2004	2003
Service cost	$436	$915	$780	$91	$269	$105
Interest cost	2,575	2,363	2,426	494	767	309
Expected return on plan assets	(2,441)	(2,011)	(2,116)	—	—	—
Amortization of prior service cost	—	—	—	(845)	(346)	—
Amortization of net actuarial loss	500	932	216	904	840	—

	$1,070	$2,199	$1,306	$644	$1,530	$414

Weighted average assumptions used to determine net cost
Assumed discount rate	6.60%	6.00%	7.25%	6.60%	6.00%	7.25%
Assumed long-term rate of return on pension plan assets	8.50%	8.50%	8.50%	—	—	—
Average long-term pay progression	3.80%	3.80%	3.80%	—	—	—

The Company contributes amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts as are considered appropriate. The Company expects to make a contribution of $3.0 million in 2006.

Obligation and asset data for the defined benefit pension plan and health benefit plan at May 31, 2005 were as follows:

	Defined Pension Benefit		Health Benefit
In thousands	2005	2004	2005	2004
Change in projected benefit obligation
Benefit obligation at beginning of year	$39,526	$39,296	$7,666	$12,760
Service cost	436	915	91	269
Interest cost	2,575	2,363	494	767
Participant’s contributions	—	—	122	62
Benefits paid	(1,939)	(1,637)	(524)	(525)
Plan amendments	—	—	—	(6,392)
Actuarial loss (gain)	6,052	(1,411)	(1,325)	725

Benefit obligation at end of year	$46,650	$39,526	$6,524	$7,666

Change in plan assets
Fair value of plan assets at beginning of year	$26,801	$23,429	$—	$—
Actual return on plan assets	2,445	3,509	—	—
Employer contribution	4,100	1,500	402	463
Benefits paid	(1,939)	(1,637)	(402)	(463)

Fair value of plan assets at end of year	$31,407	$26,801	$—	$—

Reconciliation of funded status
Funded status	$(15,243)	$(12,725)	$(6,524)	$(7,666)
Unrecognized net actuarial loss	14,260	8,712	10,107	12,336
Unrecognized prior service cost	—	—	(9,803)	(10,648)

Net accrued benefit cost at end of year	$(983)	$(4,013)	$(6,220)	$(5,978)

Amounts recognized in the balance sheet
Accrued benefit cost	$(983)	$(4,013)	$(6,220)	$(5,978)
Additional minimum liability	(11,882)	(6,896)	—	—
Pension liability adjustment	11,882	6,896	—	—

Net amount recognized at end of year	$(983)	$(4,013)	$(6,220)	$(5,978)

Accumulated benefit obligation	$44,272	$37,709	$—	$—

Weighted average assumptions used to determine benefit obligations
Assumed discount rate	5.40%	6.60%	5.40%	6.60%
Average long-term pay progression	3.00%	3.80%	—	—

The estimated future benefit payments for each of the five succeeding years are $2.0 million, $2.1 million, $2.2 million, $2.3 million and $2.5 million and for the five-year period thereafter an aggregate of $14.9 million.

The plan fiduciaries set the long-term strategic investment objectives for the defined benefit pension plan assets. The objectives include preserving the funded status of the trust and balancing risk and return. The fiduciaries engaged external consultants to conduct an asset and liability study in order to determine the most appropriate investment strategy and asset mix for the plan assets. The expected long-term rate of return on plan assets of 8.5% for 2005 was determined by considering historical and expected returns for each asset class as identified in the asset and liability study and the effect of periodic target asset allocation rebalancing. The long-term rate of inflation was assumed to average 4%. Fixed income returns are expected to exceed the inflation rate by 2% and equity security returns are expected to exceed fixed income returns by 5%.

The actual defined benefit pension plan asset allocation at May 31, 2005 and 2004, and the target asset allocation for 2006, by asset category were as follows:

% of Plan Assets	2005	2004	Target 2006
Fixed income securities	41%	42%	45%
Equity securities	59%	58%	55%

	100%	100%	100%

The health benefit plan provisions were amended in 2003 for non-union active employees such that a non-union active employee who did not retire on or before December 31, 2003 is no longer eligible for any postretirement medical and/or life insurance benefits. Additional plan changes effective January 1, 2005 and January 1, 2007 reduce the percentage of the annual cost of the retiree’s and dependent’s health insurance to be paid by the Company and set a limit on the total annual cost the Company will incur.

The assumed health care cost trend rates attributed to all participant age groups were 11% for 2005 and 10% for 2006, declining to an ultimate trend rate of 6% in 2009. Increasing or decreasing health care cost trend rates by one percentage point would have increased or decreased the health benefit obligation at May 31, 2005 by approximately $300,000 and the 2005 plan expense by approximately $30,000.

The effect of the U.S. Medicare Prescription Drug Improvement and Modernization Act of 2003 was incorporated in the measurement of the plan benefit obligation at May 31, 2005. The estimated future benefit payments for each of the five succeeding years are $400,000 per year and for the five-year period thereafter an aggregate of $2.2 million.

The Company has a series of financial security plans (“FSP”) that are non-qualified defined benefit plans providing retirement and death benefits to substantially all of the Company’s executive and key managerial employees. The plans are contributory but not funded.

The amount of FSP benefit expense and the projected FSP benefit obligation are determined using assumptions as of the end of the year. The weighted-average discount rate used was 6% in 2005 and 7% in 2004. Actuarial gains or losses are recognized when incurred, and therefore, the end of year benefit obligation is the same as the accrued benefit costs recognized in the balance sheet. The amount of FSP benefit expense charged to costs and expenses was as follows:

In thousands	2005	2004	2003
Service cost	$3,242	$2,061	$2,057
Interest cost	1,925	1,853	1,703
Amortization of transition amount	181	188	188
Recognized actuarial loss	3,638	1,452	221
Participant contributions	(504)	(503)	(497)

	$8,482	$5,051	$3,672

The following provides a reconciliation of the FSP benefit obligation.

In thousands	2005	2004
Change in projected benefit obligation
Benefit obligation at beginning of year	$27,503	$24,199
Service cost	3,242	2,061
Interest cost	1,925	1,853
Amortization of transition amount	181	188
Recognized actuarial loss	3,638	1,452
Benefits paid	(2,332)	(2,250)

Benefit obligation/funded status at end of year	$34,157	$27,503

The estimated future benefit payments for each of the five succeeding years are $2.6 million, $2.4 million, $2.6 million, $3.0 million and $3.8 million and for the five-year period thereafter an aggregate of $22.7 million.

BUSINESS SEGMENTS

During all periods presented below, the Company had two reportable segments: cement, aggregate and concrete products (the “CAC” segment) and steel (the “Steel” segment). The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because of significant differences in manufacturing processes, distribution and markets served. Through the CAC segment, the Company produces and sells cement, stone, sand and gravel, ready-mix concrete, expanded shale and clay aggregate, and other products. Through the Steel segment, the Company produces and sells structural steel, piling products, special bar quality products, merchant bar quality rounds, reinforcing bar and channels. Operating profit is net sales less operating costs and expenses, excluding general corporate expenses and interest expense. Identifiable assets by segment are those assets that are used in the Company’s operation in each segment. Corporate assets consist primarily of cash and cash equivalents, real estate and other financial assets not identified with a major business segment.

On July 29, 2005, the Company completed the spin-off of the Steel segment in the form of a pro-rata, tax-free dividend to the Company’s shareholders of one share of Chaparral common stock for each share of the Company’s stock owned on July 20, 2005. See “Spin-off of Chaparral” footnote on page 54. Beginning with the quarterly report on Form 10-Q for the first quarter of fiscal year 2006, the Company will report the historical results of its steel operations as discontinued operations in its financial statements.

The following is a summary of operating results and certain other financial data for the Company’s business segments.

	Year ended May 31,
In thousands	2005	2004	2003
Net sales
CAC
Cement	$341,252	$305,580	$278,116
Stone, sand & gravel	99,622	89,956	74,084
Ready-mix	222,420	206,126	203,013
Other products	97,700	106,308	108,613
Delivery fees	73,809	59,209	54,292

Total CAC net sales	834,803	767,179	718,118

Steel
Structural mills	790,784	643,043	460,227
Bar mill	238,939	177,967	116,231
Other products	32,254	27,076	18,921
Delivery fees	54,399	57,238	50,612

Total Steel net sales	1,116,376	905,324	645,991

Total net sales	$1,951,179	$1,672,503	$1,364,109

	Year ended May 31,
In thousands	2005	2004	2003
CAC operations
Gross profit	$186,410	$174,510	$167,350
Less: Depreciation, depletion & amortization	44,743	45,530	47,336
Selling, general & administrative	44,440	45,304	40,553
Other income	(16,346)	(39,133)	(1,257)

Operating profit	113,573	122,809	80,718

Steel operations
Gross profit	239,543	112,722	20,563
Less: Depreciation & amortization	49,039	49,708	47,916
Selling, general & administrative	25,141	26,463	20,943
Other income	(5,599)	(7,568)	337

Operating profit (loss)	170,962	44,119	(48,633)

Total operating profit	284,535	166,928	32,085

Corporate resources
Other income	6,387	1,349	3,504
Less: Depreciation & amortization	1,731	1,879	1,860
Selling, general & administrative	34,444	28,853	28,238

	(29,788)	(29,383)	(26,594)

Interest expense	(70,808)	(73,698)	(45,882)

Loss on early retirement of debt	—	(12,302)	—

Income (loss) before income taxes & accounting change	$183,939	$51,545	$(40,391)

Capital expenditures
CAC	$44,987	$15,545	$31,688
Steel	27,959	13,876	22,407
Corporate resources	1,191	342	639

	$74,137	$29,763	$54,734

Identifiable assets
CAC	$678,141	$674,504	$645,416
Steel	1,098,677	1,023,177	989,399
Corporate resources	420,548	246,452	94,795

	$2,197,366	$1,944,133	$1,729,610

SPIN-OFF OF CHAPARRAL

On December 15, 2004, the Company’s board of directors adopted a plan to spin-off the Company’s steel operations, which was completed on July 29, 2005. In anticipation of the spin-off, the Company entered into the following transactions:

The Company formed Chaparral Steel Company as a wholly-owned subsidiary. On June 25, 2005, the Company contributed to Chaparral all of its subsidiaries engaged in the steel business. On July 6, 2005, the Company contributed or transferred to Chaparral real estate and transportation assets used in the steel business. Chaparral assumed all liabilities arising out of the steel business and the transferred assets.

At various times the Company settled intercompany indebtedness between and among the Company and its subsidiaries, including its subsidiaries engaged in the steel business. The Company settled these accounts through offsets, contributions of such indebtedness to the capital of the debtor subsidiaries and other non-cash transfers. By the effective date of the spin-off, the Company had contributed to the capital of Chaparral and its subsidiaries the net intercompany indebtedness owed to it by Chaparral and its subsidiaries (approximately $494.3 million at May 31, 2005).

On July 6, 2005, the Company issued $250 million principal amount of its 7.25% Senior Notes, entered into a new $200 million senior secured credit facility with a syndicate of lenders, and terminated its then existing credit facility. The Company received net proceeds from the note offering of $245.0 million. The terms of the new 7.25% Senior Notes and credit facility are more fully described in the “Long-term Debt” footnote on pages 43 and 44.

On July 6, 2005, Chaparral issued $300 million principal amount of senior notes and entered into a new $150 million credit facility. Chaparral used the net proceeds from its note offering and borrowings under its credit facility to pay the Company a dividend of $341.1 million.

On July 6, 2005, the Company used the net proceeds from its offering of notes, the dividend paid by Chaparral and existing cash to purchase for cash all of its outstanding $600 million principal amount of 10.25% Senior Notes. The Company paid a total of $699.5 million to the holders of the 10.25% Senior Notes, which was comprised of $600 million of principal, $3.6 million of accrued interest and $95.9 million of make-whole premiums and consent fees.

As a consequence of the spin-off:

On July 29, 2005, Chaparral became an independent, public company. The Company has no further ownership interest in Chaparral or in any steel business, and Chaparral has no ownership interest in the Company. In addition, Chaparral is not a guarantor of any of the Company’s indebtedness nor is the Company a guarantor of any Chaparral indebtedness. The Company’s relationship with Chaparral is now governed by a separation and distribution agreement and the ancillary agreements described in that agreement. The terms of the agreements are more fully described in the “Legal Proceedings and Contingent Liabilities” note on page 48.

In the first quarter of fiscal year 2006 the Company will record a charge of approximately $107.0 million related to the early retirement of the 10.25% Senior Notes and old credit facility and an estimated charge of approximately $6.2 million consisting of the expenses of the spin-off.

Beginning with the quarterly report on Form 10-Q for the first quarter of fiscal year 2006, the Company will report the historical results of its steel operations as discontinued operations in its financial statements.

QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following is a summary of quarterly financial information (in thousands except per share).

2005	Aug.	Nov.	Feb.	May
Net sales
CAC	$209,073	$194,598	$181,039	$250,093
Steel	290,781	249,119	259,119	317,357

	499,854	443,717	440,158	567,450

Operating profit
CAC	21,306	23,319	13,434	55,514
Steel	55,928	44,974	34,820	35,240

Earnings
Income before accounting change	35,883	30,957	15,990	41,693
Cumulative effect of accounting change	—	—	—	—

Net income	35,883	30,957	15,990	41,693

Per share
Basic earnings
Income before accounting change	1.68	1.42	.71	1.83
Cumulative effect of accounting change	—	—	—	—

Net income	1.68	1.42	.71	1.83

Diluted earnings
Income before accounting change	1.51	1.28	.68	1.66
Cumulative effect of accounting change	—	—	—	—

Net income	1.51	1.28	.68	1.66

2004	Aug.	Nov.	Feb.	May
Net sales
CAC	$196,372	$192,408	$166,280	$212,119
Steel	179,666	176,151	241,690	307,817

	376,038	368,559	407,970	519,936

Operating profit (loss)
CAC	20,201	23,706	47,886	31,016
Steel	(10,094)	(5,826)	11,594	48,445

Earnings (loss)
Income (loss) before accounting change	(14,634)	(6,457)	20,889	37,621
Cumulative effect of accounting change	(1,071)	—	—	—

Net income (loss)	(15,705)	(6,457)	20,889	37,621

Per share
Basic earnings (loss)
Income (loss) before accounting change	(.69)	(.31)	.99	1.77
Cumulative effect of accounting change	(.05)	—	—	—

Net income (loss)	(.74)	(.31)	.99	1.77

Diluted earnings (loss)
Income (loss) before accounting change	(.69)	(.31)	.92	1.59
Cumulative effect of accounting change	(.05)	—	—	—

Net income (loss)	(.74)	(.31)	.92	1.59

On February 29, 2004, the Company sold its Texas and Louisiana brick production facilities for a total pretax gain of $34.7 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Texas Industries, Inc.

We have audited the accompanying consolidated balance sheets of Texas Industries, Inc. and subsidiaries (the Company) as of May 31, 2005 and 2004, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended May 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Texas Industries, Inc. and subsidiaries at May 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in the “Summary of Significant Accounting Policies” footnote to the consolidated financial statements, in fiscal year 2004 the Company changed its method of accounting for asset retirement obligations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Texas Industries, Inc. and subsidiaries’ internal control over financial reporting as of May 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 10, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP

August 10, 2005

Dallas, Texas

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining a system of internal control over financial reporting that is designed to provide reasonable assurance, in a cost-effective manner, that financial statements are prepared in accordance with generally accepted accounting principles, assets are safeguarded and transactions occur and are recorded in accordance with management’s authorization. Internal control systems over financial reporting have inherent limitations and may not prevent or detect all material misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance that the internal control objectives are met.

With the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2005. The criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework were used by management in its assessment. Based on the assessment, management concluded that the Company’s internal control over financial reporting was effective as of May 31, 2005.

Management’s assessment of the effectiveness of internal control over financial reporting as of May 31, 2005 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. This audit report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders

Texas Industries, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Texas Industries, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of May 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Texas Industries, Inc. and subsidiaries maintained effective internal control over financial reporting as of May 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Texas Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Texas Industries, Inc. and subsidiaries as of May 31, 2005 and 2004, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended May 31, 2005, and our report dated August 10, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP

Dallas, Texas

August 10, 2005

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information with respect to our executive officers, see “Executive Officers” included as a separate item in Part I, Item 1 of this Report. For information with respect to our directors, see the “Election of Directors” section of the Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after May 31, 2005, which is incorporated herein by reference. For information with respect to Section 16 reports, see “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement for the 2005 Annual Meeting of Shareholders, which is incorporated herein by reference. For information with respect to the Audit Committee and an audit committee financial expert, see “Board of Directors, Board Committees, Meetings, Attendance and Fees” section of the Proxy Statement for the 2005 Annual Meeting of Shareholders, which is incorporated herein by reference.

We have a code of ethics applicable to all of our employees and directors. In addition, our principal executive, financial and accounting officers are subject to the provisions of the Code of Ethics of Texas Industries, Inc. for the CEO and Senior Financial Officers, a copy of which is available on our website at www.txi.com. If we amend or waive any of the provisions of these codes of ethics applicable to our principal executive, financial and accounting officers, we intend to disclose the same on our website.

ITEM 11. EXECUTIVE COMPENSATION

For information with respect to executive and director compensation, see the “Executive Compensation,” “Report of the Compensation Committee on Executive Compensation,” and “Board of Directors, Board Committees, Meetings, Attendance and Fees” sections of the Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For information with respect to security ownership of certain beneficial owners and management, see the “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” sections of the Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which are incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the Company’s equity compensation plans as of May 31, 2005, prior to adjustment for the spin-off.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,736,050	$33.48	—
Equity compensation plans not approved by security holders (2) (3)	45,243	—	—

Total	1,781,293	$32.63	—

(1)	Our equity compensation plans are described in the Notes to Consolidated Financial Statements footnote entitled “Stock–based Compensation” on page 46.
(2)	Includes 34,756 shares of common stock issuable under deferred compensation agreements in which directors elected to defer annual and meeting fees or executives elected to defer incentive compensation. Compensation so deferred is denominated in shares of our common stock determined by reference to the average market price as specified by the terms of the individual agreement. Dividends are credited to the account denominated in shares of our common stock at a value equal to the fair market value of the stock on the date of payment of such dividend.
(3)	Includes 10,487 shares of Common Stock issuable under the Company’s former stock award program in which certain employees were granted stock awards at no cost. Subject to continued employment, the 19 remaining participants are to be issued shares in five-year installments until age 60. The program was discontinued in 1990.

All shares of common stock issuable under our compensation plans are subject to adjustment to reflect any increase or decrease in the number of shares outstanding as a result of stock splits, combination of shares, recapitalizations, mergers or consolidations.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information with respect to certain relationships and related transactions, see caption “Other Relationships and Transactions” of “Board of Directors, Board Committees, Meetings, Attendance and Fees” section of the Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information with respect to principal accountant fees and services, see “Report of the Audit Committee” and “Fees Paid to Independent Auditors” sections of the Proxy statement for the 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which are incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as a part of this report.

(1)	Financial Statements and Supplementary Data

Consolidated Balance Sheets - May 31, 2005 and 2004

Consolidated Statements of Operations - Years ended May 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows - Years ended May 31, 2005, 2004 and 2003

Consolidated Statements of Shareholders’ Equity - Years ended May 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(2)	Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

(3)	Listing of Exhibits

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K dated August 28, 1996, File No. 001-04887)

3.2	By-laws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated April 13, 2005, File No. 001-04887)

3.1	Form of Rights Agreement dated as of November 1, 1996, between Texas Industries, Inc. and ChaseMellon Shareholder Services, L.L.C. (incorporated by reference to Exhibit (4) to Current Report on Form 8-K dated November 1, 1996, File No. 001-04887)

4.2	Form of Amended and Restated Trust Agreement, dated as of June 5, 1998, among Texas Industries, Inc., The First National Bank of Chicago, First Chicago Delaware, Inc., Kenneth R. Allen, Larry L. Clark and James R. McCraw (incorporated by reference to Exhibit 4.5 to Form S-3/A dated June 1, 1996, File No. 333-50517)

4.3	Form of Convertible Subordinated Debenture Indenture, dated as of June 5, 1998, between Texas Industries, Inc. and First Chicago Delaware Inc. (incorporated by reference to Exhibit 4.6 to Form S-3/A dated June 1, 1996, File No. 333-50517)

4.4	Form of Guarantee Agreement, dated as of June 5, 1998, by Texas Industries, Inc. and First Chicago Delaware Inc. (incorporated by reference to Exhibit 4.7 to Form S-3/A dated June 1, 1996, File No. 333-50517)

4.5	Form of the Company’s 7 1/4% Senior Note due 2013 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

4.6	Form of the Company’s Notation of Guarantee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

4.7	Registration Rights Agreement, dated July 6, 2005, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

4.8	Indenture, dated July 6, 2005, among the Company, the Guarantors and Wells Fargo, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

The Registrant agrees to furnish to the Commission, upon request, copies of all instruments with respect to long-term debt not being registered where the total amount of securities authorized thereunder does not exceed 10% of the total assets of Registrant and its subsidiaries on a consolidated basis.

10.1	Purchase Agreement, dated June 29, 2005, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.2	Credit Agreement, dated July 6, 2005, among the Company, Bank of America, N.A., as Administrative Agent and lender, L/C Issuer and Swing Line Lender, UBS Securities LLC, as Syndication Agent, JPMorgan Chase Bank, N.A, Wells Fargo Bank, National Association, and Suntrust Bank, as Co-Documentation Agents and as lenders, and UBS Loan Finance LLC, General Electric Capital Corporation, Hibernia National Bank, U.S. Bank National Association and Comerica Bank, as lenders (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.3	Separation and Distribution Agreement, dated July 6, 2005, between the Company and Chaparral (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.4	Amendment No. 1 to Separation and Distribution Agreement dated as of July 27, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated July 27, 2005, File No. 001-04887)

10.5	Tax Sharing and Indemnification Agreement, dated July 6, 2005, between the Company and Chaparral (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.6	Security Agreement, dated as of July 6, 2005, among the Company, the Guarantors and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.7	Employment Agreement of Mel G. Brekhus (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended August 31, 2004, File No. 001-04887)

10.8	Texas Industries, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 as filed May 19, 1994, File No. 033-53715)

10.9	Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated by reference to Appendix B to definitive proxy statement filed on September 27, 2004, File No. 001-04887)

10.10	Form of Stock Option Agreement under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan

10.11	TXI Annual Incentive Plans Fiscal Year 2006

10.12	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2008

10.13	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2007

10.14	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2006

10.15	Texas Industries, Inc. 2003 Share Appreciation Rights Plan

10.16	Form of SAR Agreement for Non-Employee Directors under Texas Industries, Inc. 2003 Share Appreciation Rights Plan

21.1	Subsidiaries of the Registrant as of May 31, 2005

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney for certain members of the Board of Directors

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.2	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of August, 2005.

TEXAS INDUSTRIES, INC.

By	/s/ Mel G. Brekhus
Mel G. Brekhus,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date
	/s/ Mel G. Brekhus Mel G. Brekhus	Director, President and Chief Executive Officer (Principal Executive Officer)	August 12, 2005

	/s/ Richard M. Fowler Richard M. Fowler	Executive Vice President - Finance and Chief Financial Officer (Principal Financial Officer)	August 12, 2005

	/s/ James R. McCraw James R. McCraw	Vice President - Accounting/Information Services (Principal Accounting Officer)	August 12, 2005

	/s/ Robert Alpert Robert Alpert	Director	August 12, 2005

	/s/ Sam Coats Sam Coats	Director	August 12, 2005

	/s/ Gordon E. Forward * Gordon E. Forward	Director	August 12, 2005

	/s/ Keith W. Hughes* Keith W. Hughes	Director	August 12, 2005

	/s/ Henry H. Mauz, Jr.* Henry H. Mauz, Jr.	Director	August 12, 2005

	/s/ Thomas Ransdell Thomas Ransdell	Director	August 12, 2005

	/s/ Robert D. Rogers* Robert D. Rogers	Director	August 12, 2005

* By	/s/ James R. McCraw
James R. McCraw
Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit Number
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K dated August 28, 1996, File No. 001-04887)

3.2	By-laws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated April 13, 2005, File No. 001-04887)

4.1	Form of Rights Agreement dated as of November 1, 1996, between Texas Industries, Inc. and ChaseMellon Shareholder Services, L.L.C. (incorporated by reference to Exhibit (4) to Current Report on Form 8-K dated November 1, 1996, File No. 001-04887)

4.2	Form of Amended and Restated Trust Agreement, dated as of June 5, 1998, among Texas Industries, Inc., The First National Bank of Chicago, First Chicago Delaware, Inc., Kenneth R. Allen, Larry L. Clark and James R. McCraw (incorporated by reference to Exhibit 4.5 to Form S-3/A dated June 1, 1996, File No. 333-50517)

4.3	Form of Convertible Subordinated Debenture Indenture, dated as of June 5, 1998, between Texas Industries, Inc. and First Chicago Delaware Inc. (incorporated by reference to Exhibit 4.6 to Form S-3/A dated June 1, 1996, File No. 333-50517)

4.4	Form of Guarantee Agreement, dated as of June 5, 1998, by Texas Industries, Inc. and First Chicago Delaware Inc. (incorporated by reference to Exhibit 4.7 to Form S-3/A dated June 1, 1996, File No. 333-50517)

4.5	Form of the Company’s 7¼% Senior Note due 2013 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

4.6	Form of the Company’s Notation of Guarantee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

4.7	Registration Rights Agreement, dated July 6, 2005, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

4.8	Indenture, dated July 6, 2005, among the Company, the Guarantors and Wells Fargo, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.1	Purchase Agreement, dated June 29, 2005, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.2	Credit Agreement, dated July 6, 2005, among the Company, Bank of America, N.A., as Administrative Agent and lender, L/C Issuer and Swing Line Lender, UBS Securities LLC, as Syndication Agent, JPMorgan Chase Bank, N.A, Wells Fargo Bank, National Association, and Suntrust Bank, as Co-Documentation Agents and as lenders, and UBS Loan Finance LLC, General Electric Capital Corporation, Hibernia National Bank, U.S. Bank National Association and Comerica Bank, as lenders (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.3	Separation and Distribution Agreement, dated July 6, 2005, between the Company and Chaparral (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

Index to Exhibits-(Continued)

Exhibit Number
10.4	Amendment No. 1 to Separation and Distribution Agreement dated as of July 27, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated July 27, 2005, File No. 001-04887)

10.5	Tax Sharing and Indemnification Agreement, dated July 6, 2005, between the Company and Chaparral (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.6	Security Agreement, dated as of July 6, 2005, among the Company, the Guarantors and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.7	Employment Agreement of Mel G. Brekhus (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended August 31, 2004, File No. 001-04887)

10.8	Texas Industries, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 as filed May 19, 1994, File No. 033-53715)

10.9	Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated by reference to Appendix B to definitive proxy statement filed on September 27, 2004, File No. 001-04887)

10.10	Form of Stock Option Agreement under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan

10.11	TXI Annual Incentive Plans Fiscal Year 2006

10.12	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2008

10.13	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2007

10.14	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2006

10.15	Texas Industries, Inc. 2003 Share Appreciation Rights Plan

10.16	Form of SAR Agreement for Non-Employee Directors under Texas Industries, Inc. 2003 Share Appreciation Rights Plan

21.1	Subsidiaries of the Registrant as of May 31, 2005

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney for certain members of the Board of Directors

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer