Form 10-Q
period 2005-08-31
TEXAS INDUSTRIES INC
filed 2005-10-11
CIK 97472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 23,001,082 shares of the Registrant’s Common Stock, $1.00 par value, outstanding as of October 3, 2005.

INDEX

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

In thousands	(Unaudited) August 31, 2005	May 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$137,503	$251,600
Accounts receivable - net	117,817	117,363
Inventories	87,961	83,291
Deferred income taxes and prepaid expenses	30,072	28,754

TOTAL CURRENT ASSETS	373,353	481,008

OTHER ASSETS
Goodwill	61,307	61,307
Real estate and investments	100,597	100,200
Deferred income taxes, intangibles and other charges	36,805	27,571
Net assets of discontinued operations	—	836,100

	198,709	1,025,178

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	131,784	131,911
Buildings	45,612	45,847
Machinery and equipment	681,613	682,962
Construction in progress	26,824	22,096

	885,833	882,816
Less depreciation and depletion	474,458	470,163

	411,375	412,653

	$983,437	$1,918,839

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$66,396	$58,022
Accrued interest, wages and other items	31,966	49,449
Current portion of long-term debt	687	688

TOTAL CURRENT LIABILITIES	99,049	108,159

LONG-TERM DEBT	252,188	603,126

CONVERTIBLE SUBORDINATED DEBENTURES	199,937	199,937

DEFERRED INCOME TAXES AND OTHER CREDITS	63,961	80,050

SHAREHOLDERS’ EQUITY
Common stock, $1 par value	25,067	25,067
Additional paid-in capital	292,126	285,313
Retained earnings	116,775	686,476
Cost of common stock in treasury	(57,943)	(61,566)
Pension liability adjustment	(7,723)	(7,723)

	368,302	927,567

	$983,437	$1,918,839

See notes to consolidated financial statements.

(Unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

In thousands except per share	Three months ended August 31,
	2005	2004
NET SALES	$241,884	$209,073

COSTS AND EXPENSES (INCOME)
Cost of products sold	194,221	177,618
Selling, general and administrative	23,228	19,190
Interest	9,264	5,130
Loss on debt retirements and spin-off charges	112,284	—
Other income	(4,141)	(3,041)

	334,856	198,897

INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(92,972)	10,176

Income taxes (benefit)	(32,948)	2,649

INCOME (LOSS) FROM CONTINUING OPERATIONS	(60,024)	7,527

Income from discontinued operations – net of income taxes	8,691	28,356

NET INCOME (LOSS)	$(51,333)	$35,883

Basic earnings (loss) per share
Income (loss) from continuing operations	$(2.63)	$.35
Income from discontinued operations	.38	1.33

Net income (loss)	$(2.25)	$1.68

Diluted earnings (loss) per share
Income (loss) from continuing operations	$(2.63)	$.34
Income from discontinued operations	.38	1.28

Net income (loss)	$(2.25)	$1.62

Average shares outstanding
Basic	22,822	21,356
Diluted	22,822	22,104

Cash dividends per share	$.075	$.075

See notes to consolidated financial statements.

(Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

In thousands	Three months ended August 31,
	2005	2004
CONTINUING OPERATIONS
Operating Activities
Income (loss) from continuing operations	$(60,024)	$7,527
Adjustments to reconcile income (loss) to cash provided by continuing operating activities
Loss on debt retirements	107,001	—
Gain on asset disposals	(355)	(2,059)
Depreciation, depletion and amortization	11,185	11,498
Deferred income taxes (benefit)	(31,832)	4,306
Other - net	(161)	(89)
Changes in operating assets and liabilities
Accounts receivable - net	211	(3,179)
Inventories	(4,670)	6,411
Prepaid expenses	(791)	(837)
Accounts payable and accrued liabilities	(11,198)	(2,531)
Other credits	4,993	1,328

Cash provided by continuing operating activities	14,359	22,375

Investing Activities
Capital expenditures	(10,321)	(5,676)
Proceeds from asset disposals	817	2,135
Investments in life insurance contracts	(1,028)	(53,553)
Other - net	1,605	(1,934)

Cash used for continuing investing activities	(8,927)	(59,028)

Financing Activities
Long-term borrowings	250,000	—
Debt retirements	(600,009)	(5)
Debt issuance costs	(7,051)	—
Debt retirement costs	(96,024)	—
Stock option exercises	3,853	2,832
Common dividends paid	(1,711)	(1,600)
Other - net	—	(61)

Cash provided by (used for) continuing financing activities	(450,942)	1,166

Net Cash Used for Continuing Operations	(445,510)	(35,487)

DISCONTINUED OPERATIONS
Cash provided by (used for) discontinued operating activities	(6,587)	26,223
Cash used for discontinued investing activities	(2,712)	(3,843)
Cash provided by discontinued financing activities	340,712	—

Net Cash Provided by Discontinued Operations	331,413	22,380

Decrease in Cash and Cash Equivalents	(114,097)	(13,107)

Cash and Cash Equivalents at Beginning of Period	251,600	133,053

Cash and Cash Equivalents at End of Period	$137,503	$119,946

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Texas Industries, Inc. and subsidiaries (unless the context indicates otherwise, collectively, the “Company” or “TXI”) is a leading supplier of construction materials. On July 29, 2005, the Company completed the spin-off of its steel segment in the form of a pro-rata, tax-free dividend to the Company’s shareholders of one share of Chaparral Steel Company (“Chaparral”) common stock for each share of the Company’s stock that was owned on July 20, 2005. The Company’s continuing operations produce and sell cement, stone, sand and gravel, ready-mix concrete, expanded shale and clay aggregate, and other products from facilities concentrated in Texas, Louisiana and California, with several products marketed throughout the United States.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 2005, are not necessarily indicative of the results that may be expected for the year ended May 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2005.

Principles of Consolidation. The consolidated financial statements include the accounts of Texas Industries, Inc. and all subsidiaries except a subsidiary trust in which the Company has a variable interest but is not the primary beneficiary. As a result of the spin-off of the steel segment the prior period financial statements have been reclassified to present the steel segment as discontinued operations. See “Discontinued Operations” footnote on pages 17 and 18.

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

Goodwill. Management tests goodwill for impairment at least annually by reporting unit. If the carrying amount of the goodwill exceeds its fair value an impairment loss is recognized. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future prices for the Company’s products, capital needs, economic trends and other factors. Goodwill having a carrying value of $61.3 million at both August 31, 2005 and May 31, 2005 resulted from the acquisition of Riverside Cement Company and is identified with the Company’s California cement operations. The fair value of the reporting unit exceeds its carrying value.

Real Estate and Investments. Surplus real estate and real estate acquired for development of high quality industrial, office or multi-use parks totaled $8.2 million at August 31, 2005 and $9.2 million at May 31, 2005.

Investments are composed primarily of life insurance contracts purchased in connection with certain Company benefit plans. The contracts, recorded at their net cash surrender value, totaled $91.5 million (net of distributions of $1.3 million) at August 31, 2005 and $89.4 million (net of distributions of $1.3 million) at May 31, 2005. During the August 2004 quarter distributed amounts totaling $51.2 million were repaid.

Deferred Charges and Intangibles. Deferred charges are composed primarily of debt issuance costs that totaled $12.0 million at August 31, 2005 and $17.3 million at May 31, 2005. The costs are associated with various debt issues and amortized over the term of the related debt.

Intangibles are composed of non-compete agreements and other intangibles with finite lives being amortized on a straight-line basis over periods of 7 to 15 years. Their carrying value, adjusted for write-offs, totaled $1.7 million (net of accumulated amortization of $2.7 million) at August 31, 2005 and $1.8 million (net of accumulated amortization of $2.6 million) at May 31, 2005. Amortization expense incurred was $100,000 in both three-month periods ended August 31, 2005 and 2004. Estimated amortization expense for each of the five succeeding years is $300,000 per year.

Other Credits. Other credits totaled $61.8 million at August 31, 2005 and $57.8 million at May 31, 2005 are composed primarily of liabilities related to the Company’s retirement plans, deferred compensation agreements and asset retirement obligations.

Asset Retirement Obligations. Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which applies to legal obligations associated with the retirement of long-lived assets, requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through a charge to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

The Company incurs legal obligations for asset retirement as part of its normal operations related to land reclamation, plant removal and Resource Conservation and Recovery Act closures. Determining the amount of an asset retirement liability requires estimating the future cost of contracting with third parties to perform the obligation. The estimate is significantly impacted by, among other considerations, management’s assumptions regarding the scope of the work required, labor costs, inflation rates, market-risk premiums and closure dates.

Changes in the Company’s asset retirement obligations are as follows:

	Three months ended August 31,
In thousands	2005	2004
Balance at beginning of period	$4,655	$4,455
Additions	5	—
Accretion expense	82	77
Settlements	(120)	(90)

Balance at end of period	$4,622	$4,442

Pension Liability Adjustment. The pension liability adjustment to shareholders’ equity of $7.7 million (net of tax of $4.2 million) at both August 31, 2005 and May 31, 2005 relates to a defined benefit retirement plan covering approximately 600 employees and retirees of the Company’s California cement subsidiary. Comprehensive income or loss consists of net income or loss and the pension liability adjustment to shareholders’ equity. Comprehensive income (loss) was the same as net income (loss) for the three-month periods ended August 31, 2005 and 2004.

Net Sales. The Company recognizes sales when title has transferred and products are delivered. The Company includes delivery fees in the amount it bills customers to the extent needed to recover the Company’s cost of freight and delivery. Net sales are presented as revenues including these delivery fees. The following is a summary of net sales by product.

	Three months ended August 31,
In thousands	2005	2004
Cement	$92,605	$88,935
Stone, sand and gravel	32,044	24,082
Ready-mix	69,663	54,464
Other products	26,678	24,465
Delivery fees	20,894	17,127

	$241,884	$209,073

Other Income. Other income includes routine sales of surplus operating assets and real estate resulting in gains of $2.2 million and $2.1 million in the three-month periods ended August 31, 2005 and 2004, respectively.

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

Contingently issuable shares relate to deferred compensation agreements in which directors elected to defer annual and meeting fees and vested shares under the Company’s former stock awards program. The deferred compensation is denominated in shares of the Company’s common stock and issued in accordance with the terms of the agreement subsequent to retirement or separation from the Company. The shares are considered contingently issuable because the director has an unconditional right to the shares to be issued. Vested stock award shares are issued in the year in which the employee reaches age 60.

Diluted EPS adjusts income from continuing operations and the outstanding shares for the dilutive effect of convertible subordinated debentures, stock options and awards.

Basic and Diluted EPS are calculated as follows:

	Three months ended August 31,
In thousands except per share	2005	2004
Basic earnings (loss)
Income (loss) from continuing operations	$(60,024)	$7,527
Income from discontinued operations	8,691	28,356

Net income (loss)	$(51,333)	$35,883

Diluted earnings (loss)
Income (loss) from continuing operations	$(60,024)	$7,527
Interest on convertible subordinated debentures - net of tax	—	—

Diluted income (loss) from continuing operations	(60,024)	7,527
Income from discontinued operations	8,691	28,356

Diluted income (loss)	$(51,333)	$35,883

Shares
Weighted-average shares outstanding	22,791	21,290
Contingently issuable shares	31	66

Basic weighted-average shares	22,822	21,356

Convertible subordinated debentures	—	—
Stock option and award dilution	—	748

Diluted weighted-average shares*	22,822	22,104

Basic earnings (loss) per share
Income (loss) from continuing operations	$(2.63)	$.35
Income from discontinued operations	.38	1.33

Net income (loss)	$(2.25)	$1.68

Diluted earnings (loss) per share
Income (loss) from continuing operations	$(2.63)	$.34
Income from discontinued operations	.38	1.28

Net income (loss)	$(2.25)	$1.62

* Shares excluded due to antidilutive effect

Convertible subordinated debentures	3,897	2,888
Stock options and awards	928	519

Stock-based Compensation. The Company accounts for employee stock options using the intrinsic value method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” as allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Generally, no expense is recognized related to the Company’s stock options because the exercise price of each option is set at the fair market value of the underlying common stock on the date the option is granted.

In accordance with SFAS No. 123, the Company discloses the compensation cost based on the estimated fair value at the date of grant recognizing compensation expense ratably over the vesting period. The fair value of each option grant was estimated on the date of grant for purposes of the pro forma disclosures using the Black-Scholes option-pricing model. No options were granted in the three-month periods ended August 31, 2005 and 2004.

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

If the Company had applied the fair value recognition provision of SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been adjusted to the following pro forma amounts:

	Three months ended August 31,
In thousands except per share	2005	2004
Net income (loss)
As reported	$(51,333)	$35,883
Plus: stock-based compensation included in the determination of net income (loss) as reported, net of tax	3,064	452
Less: fair value of stock-based compensation, net of tax	(2,228)	(1,262)

Pro forma	$(50,497)	$35,073

Basic earnings (loss) per share
As reported	$(2.25)	$1.68
Pro forma	(2.21)	1.64

Diluted earnings (loss) per share
As reported	$(2.25)	$1.62
Pro forma	(2.21)	1.59

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

Accounting for Changes in Accounting Principles. In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections,” which is effective for the Company for reporting changes in accounting principles beginning June 1, 2006. SFAS No. 154 modifies the reporting of a change in accounting principle to require retrospective application to prior periods’ financial statements, unless explicit transition provisions are provided for in new accounting pronouncements or existing pronouncements that are in the transition phase when SFAS No. 154 becomes effective.

WORKING CAPITAL

Working capital totaled $274.3 million at August 31, 2005, compared to $372.8 million at May 31, 2005.

Accounts receivable are presented net of allowances for doubtful receivables of $2.5 million at August 31, 2005 and $2.3 million at May 31, 2005. Provisions for bad debts charged to expense were $300,000 and $100,000 in the three-month periods ended August 31, 2005 and 2004, respectively. Uncollectible accounts written off amounted to $100,000 and $1.7 million in the three-month periods ended August 31, 2005 and 2004, respectively.

Inventories consist of:

In thousands	August 31, 2005	May 31, 2005
Finished products	$6,106	$6,353
Work in process	36,243	34,273
Raw materials and supplies	45,612	42,665

	$87,961	$83,291

Inventories are stated at cost (not in excess of market) with approximately 62% of inventories using the last-in, first-out (“LIFO”) method. If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $16.9 million at August 31, 2005 and $16.8 million at May 31, 2005.

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

Accrued interest, wages and other items consist of:

In thousands	August 31, 2005	May 31, 2005
Interest	$4,813	$8,908
Employee compensation	13,462	27,919
Income taxes	21	2,036
Property taxes and other	13,670	10,586

	$31,966	$49,449

LONG-TERM DEBT

Long-term debt is comprised of the following:

In thousands	August 31, 2005	May 31, 2005
Senior secured revolving credit facility expiring in 2010	$—	$—
Senior notes due in 2013, interest rate 7.25%	250,000	—
Pollution control bonds due through 2007, interest rate 4.88% (75% of prime)	2,495	2,495
Refinanced debt	—	600,932
Other	380	387

	252,875	603,814
Less current maturities	687	688

	$252,188	$603,126

Refinancing in Connection with the Spin-off of Chaparral. In connection with the spin-off of Chaparral in July 2005 (see “Discontinued Operations” footnote on pages 17 and 18), the Company entered into new financing agreements and purchased the outstanding $600 million aggregate principal amount of 10.25% senior notes due July 15, 2011 (“10.25% Senior Notes”). On July 6, 2005, the Company issued $250 million aggregate principal amount of its new 7.25% senior notes due July 15, 2013 (“7.25% Senior Notes”) and entered into a new senior secured revolving credit facility. In addition, Chaparral issued $300 million aggregate principal amount of its new 10% senior notes due July 15, 2013 (“Chaparral Senior Notes”) and entered into a separate new senior secured revolving credit facility. Chaparral used the net proceeds from its note offering and borrowings under its credit facility to pay the Company a dividend of $341.1 million. The Company used the net proceeds from its offering of notes, the dividend paid by Chaparral and existing cash to purchase for cash all of its outstanding $600 million aggregate principal amount of 10.25% Senior Notes. The Company paid a total of $699.5 million to the holders of the 10.25% Senior Notes, which was comprised of $600 million of principal, $3.6 million of accrued interest and $95.9 million of make-whole premiums and consent fees. In the current quarter, the Company recorded a charge of $107.0 million related to the early retirement of the 10.25% Senior Notes and old credit facility, consisting of $96.0 million in premiums or consent payments and transaction costs and a write-off of $11.0 million of debt issuance costs and interest rate swap gains and losses associated with the debt repaid. On July 29, 2005, Chaparral became an independent, public company and the Company no longer has any obligations with respect to Chaparral’s long-term debt. Chaparral is not a guarantor of any of the Company’s indebtedness nor is the Company a guarantor of any Chaparral indebtedness.

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

All of the Company’s consolidated subsidiaries have unconditionally guaranteed the 7.25% Senior Notes. The indenture governing the notes contain covenants that will limit the Company’s ability and the ability of its subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem its stock, make investments, sell assets, incur liens, enter into agreements restricting its subsidiaries’ ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of its assets.

New Senior Secured Revolving Credit Facility. The senior secured revolving credit facility expires in July 2010 and provides up to $200 million of available borrowings. It includes a $50 million sub-limit for letters of credit. Any outstanding letters of credit are deducted from the borrowing availability under the facility. At August 31, 2005, $27.1 million of the facility was utilized to support letters of credit. Amounts drawn under the facility bear interest either at the LIBOR rate plus a margin of 1% to 2%, or at a base rate (which is the higher of the federal funds rate plus 0.5% and the prime rate) plus a margin of up to 1%. The interest rate margins are subject to adjustments based on the Company’s leverage ratio. Commitment fees are payable currently at an annual rate of 0.375% on the unused portion of the facility. The Company may terminate the facility at any time.

All of the Company’s consolidated subsidiaries have guaranteed the Company’s obligations under the credit facility. The credit facility is secured by first priority security interests in all or most of the Company’s existing and future accounts, inventory, equipment, intellectual property and other personal property, and in all of the Company’s equity interest in present and future domestic subsidiaries and 66% of the equity interest in present and future foreign subsidiaries, if any.

The credit facility contains covenants restricting, among other things, prepayment or redemption of the Company’s new senior notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. The Company is required to comply with certain financial tests and to maintain certain financial ratios, such as leverage and interest coverage ratios. At August 31, 2005, the Company was in compliance with all of its loan covenants.

Other. Maturities of long-term debt for each of the five succeeding years are $700,000 per year through 2007, $1.1 million for 2008 and none for 2009 and 2010.

Interest was allocated between continuing and discontinued operations based on the historic use of funds derived from long-term borrowings. Total accrued interest for the three-month period ended August 31, 2005 was $14.7 million, of which $5.4 million was allocated to discontinued operations. Total accrued interest for the three-month period ended August 31, 2004 was $17.0 million, of which $11.9 million was allocated to discontinued operations.

The total amount of interest paid during the three-month period ended August 31, 2005 was $37.2 million, of which $23.1 million was allocated to discontinued operations. The total amount of interest paid during the three-month period ended August 31, 2004 was $33.8 million, of which $24.9 million was allocated to discontinued operations. No interest was capitalized in either of the three-month periods ended August 31, 2005 and 2004.

CONVERTIBLE SUBORDINATED DEBENTURES

On June 5, 1998, the Company issued $206.2 million aggregate principal amount of 5.5% convertible subordinated debentures due June 30, 2028 (the “Debentures”). TXI Capital Trust I (the “Trust”), a Delaware business trust 100% owned by the Company, issued 4,000,000 of its 5.5% Shared Preference Redeemable Securities (“Preferred Securities”) to the public for gross proceeds of $200 million. The combined proceeds from the issuance of the Preferred Securities and the issuance to the Company of the common securities of the Trust were invested by the Trust in the Debentures. At August 31, 2005, 3,998,744 Preferred Securities representing an undivided beneficial interest in $199.9 million of the $206.1 million aggregate principal amount of Debentures issued were outstanding.

The Debentures are redeemable for cash, at par, plus accrued and unpaid interest, under certain circumstances relating to federal income tax matters or in whole or in part at the option of the Company. Upon any redemption of the Debentures, a like aggregate liquidation amount of Preferred Securities will be redeemed. Debentures are convertible at any time prior to the close of business on June 30, 2028, at the option of the holder of the Preferred Securities into shares of the Company’s common stock. On July 29, 2005, due to the spin-off of Chaparral the conversion rate was adjusted from 0.72218 shares to 0.97468 shares of the Company’s common stock for each Preferred Security.

Holders of the Preferred Securities are entitled to receive cumulative cash distributions at an annual rate of $2.75 per Preferred Security (equivalent to a rate of 5.5% per annum of the stated liquidation amount of $50 per Preferred Security). The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Preferred Securities, to the extent the Trust has funds available therefor and subject to certain other limitations (the “Guarantee”). The Guarantee, when taken together with the obligations of the Company under the Debentures, the Indenture pursuant to which the Debentures were issued, and the Amended and Restated Trust Agreement of the Trust (including its obligations to pay costs, fees, expenses, debts and other obligations of the Trust, other than with respect to the Preferred Securities and the common securities of the Trust), provide a full and unconditional guarantee of amounts due on the Preferred Securities. The Preferred Securities do not have a stated maturity date, although they are subject to mandatory redemption upon maturity of the Debentures on June 30, 2028, or upon earlier redemption.

SHAREHOLDERS’ EQUITY

Common stock consists of:

In thousands	August 31, 2005	May 31, 2005
Shares authorized	40,000	40,000
Shares outstanding	22,874	22,728
Shares held in treasury	2,193	2,339
Shares reserved for stock options and other	4,016	4,036

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

STOCK-BASED COMPENSATION

Stock Option Plans. The Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan provides that, in addition to other types of awards, non-qualified and incentive stock options to purchase Common Stock may be granted to directors, officers and key employees at market prices at date of grant. Options become exercisable in installments beginning one year after date of grant and expire ten years later. In addition, non-qualified and incentive stock options remain outstanding under the Company’s 1993 Stock Option Plan.

A summary of option transactions for the three-month period ended August 31, 2005, follows:

	Shares Under Option	Weighted-Average Option Price
Outstanding at May 31, 2005	1,736,050	$33.48
Spin-off share adjustment	443,629	—
Exercised	(145,300)	26.52
Canceled	(329,910)	32.78

Outstanding at August 31, 2005	1,704,469	$25.49

Exercisable at August 31, 2005	921,043	$25.11

Non-vested options held by Chaparral’s employees and new directors were cancelled on July 29, 2005 in connection with the spin-off of Chaparral. Options held by the Company’s continuing employees and directors and vested options held by Chaparral’s employees and new directors were adjusted based on the closing share prices of the Company and Chaparral on July 29, 2005. Outstanding options expire on various dates to January 11, 2015.

Other Stock-based Compensation. The Company has provided stock-based compensation to employees and directors under stock appreciation rights contracts, deferred compensation agreements, restricted stock payments and a former stock awards program. At August 31, 2005, outstanding Stock Appreciation Rights totaled 163,978 shares, deferred compensation agreements payable in cash totaled 97,558 shares, deferred compensation agreements payable in common stock totaled 27,594 shares and stock awards totaled 10,020 shares. Total charges under these grants and restricted stock payments included in selling, general and administrative expense were $4.7 million and $700,000 in the three-month periods ended August 31, 2005 and 2004, respectively.

INCOME TAXES

Federal income taxes for the interim periods ended August 31, 2005 and August 31, 2004, have been included in the accompanying financial statements on the basis of an estimated annual rate for continuing operations. The estimated annualized rate for continuing operations does not include the tax impact of the loss on debt retirements and Chaparral spin-off charges. The estimated annualized rate for continuing operations excluding these charges is 29.4% for 2005 compared to 26% for 2004. The estimated effective rate for discontinued operations is 35% for 2005 and 2004, and reflects Chaparral’s allocable share of such tax as prescribed in the tax sharing agreement between the Company and Chaparral. The Company made income tax payments of $2.2 million in the three-month period ended August 31, 2005 and no income tax payments in the three-month period ended August 31, 2004.

The American Jobs Creation Act of 2004, among other things, allows a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The Company is currently evaluating the impact of the new law on its future taxable income for the applicable years, but does not anticipate a benefit for the current year because of an expected taxable loss for the year.

LEGAL PROCEEDINGS AND CONTINGENT LIABILITIES

The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, air emissions and wastewater discharge. The Company believes it is in substantial compliance with applicable environmental laws and regulations; however, from time to time the Company receives claims from federal and state environmental regulatory agencies and entities asserting that the Company is or may be in violation of certain environmental laws and regulations. Based on its experience and the information currently available to it, the Company believes that such claims will not have a material impact on its financial condition or results of operations. Despite the Company’s compliance and experience, it is possible that the Company could be held liable for future charges which might be material but are not currently known or estimable. In addition, changes in federal or state laws, regulations or requirements or discovery of currently unknown conditions could require additional expenditures by the Company.

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

RETIREMENT PLANS

Approximately 600 employees and retirees of Riverside Cement Company are covered by a defined benefit pension plan and a postretirement health benefit plan. The amount of the defined benefit pension plan and postretirement health benefit plan expense charged to costs and expenses in the three-month periods ended August 31, 2005 and 2004, are as follows:

	Pension Benefit		Health Benefit
In thousands	2005	2004	2005	2004
Service cost	$143	$109	$27	$23
Interest cost	624	644	86	123
Expected return on plan assets	(691)	(610)	—	—
Amortization of prior service cost	—	—	(211)	(211)
Amortization of net actuarial loss	264	125	185	226

	$340	$268	$87	$161

The Company has a series of financial security plans (“FSP”) that are non-qualified defined benefit plans providing retirement and death benefits to substantially all of the Company’s executive and key managerial employees. The plans are contributory but not funded.

The amount of FSP benefit expense charged to costs and expenses in the three-month periods ended August 31, 2005 and 2004, are as follows:

	FSP Benefit
In thousands	2005	2004
Service cost	$487	$415
Interest cost	418	347
Amortization of transition amount	—	41
Participant contributions	(83)	(83)

	$822	$720

DISCONTINUED OPERATIONS

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

At various times the Company settled intercompany indebtedness between and among the Company and its subsidiaries, including its subsidiaries engaged in the steel business. The Company settled these accounts through offsets, contributions of such indebtedness to the capital of the debtor subsidiaries and other non-cash transfers. By the effective date of the spin-off, the Company had contributed to the capital of Chaparral and its subsidiaries the net intercompany indebtedness owed to it by Chaparral and its subsidiaries.

On July 6, 2005, the Company issued $250 million principal amount of its 7.25% Senior Notes, entered into a new $200 million senior secured revolving credit facility with a syndicate of lenders, and terminated its then existing credit facility. The Company received net proceeds from the note offering of $245.0 million. The terms of the new 7.25% Senior Notes and credit facility are more fully described in the “Long-term Debt” footnote on pages 12 and 13.

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

As a consequence of the spin-off:

On July 29, 2005, Chaparral became an independent, public company. The Company has no further ownership interest in Chaparral or in any steel business, and Chaparral has no ownership interest in the Company. In addition, Chaparral is not a guarantor of any of the Company’s indebtedness nor is the Company a guarantor of any Chaparral indebtedness. The Company’s relationship with Chaparral is now governed by a separation and distribution agreement and the ancillary agreements described in that agreement. The terms of the agreements are more fully described in the “Legal Proceedings and Contingent Liabilities” note on page 16.

In the current quarter the Company recorded a loss of $107.0 million related to the early retirement of the 10.25% Senior Notes and old credit facility and incurred $5.3 million in spin-off related charges.

Summarized financial information for discontinued operations is presented below:

	August 31,
In thousands	2005 (a)	2004
Net sales	$198,893	$290,781
Income before income/taxes	13,384	43,630
Income taxes	4,693	15,274
Income from discontinued operations	8,691	28,356
(a) Includes operations through July 29, 2005.

The following is a summary of the assets and liabilities of discontinued operations as of the July 29, 2005 spin-off and prior year-end.

In thousands	July 29, 2005	May 31, 2005
Assets
Current assets	$361,863	$393,417
Property, plant and equipment – net	623,165	628,457
Goodwill	85,167	85,167
Other assets	16,617	7,586

	1,086,812	1,114,627
Liabilities
Current liabilities	70,839	130,757
Long-term debt	350,000	—
Deferred income taxes and other credits	149,316	147,770

	570,155	278,527

	516,657	836,100
Total distribution charged to retained earnings	(516,657)	—

Net Assets of Discontinued Operations	$—	$836,100

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

On July 6, 2005, Texas Industries, Inc. (the parent company) issued $250 million principal amount of its 7.25% Senior Notes. All consolidated subsidiaries of the parent company are 100% owned and excluding its Chaparral subsidiaries and minor subsidiaries without operations or material assets, provide a joint and several, full and unconditional guarantee of the securities. There are no significant restrictions on the parent company’s ability to obtain funds from any of the guarantor subsidiaries in the form of a dividend or loan. Additionally, there are no significant restrictions on a guarantor subsidiary’s ability to obtain funds from the parent company or its direct or indirect subsidiaries.

The following condensed consolidating balance sheets, statements of operations and statements of cash flows are provided for the parent company, all guarantor subsidiaries and all non-guarantor subsidiaries. The information has been presented as if the parent company accounted for its ownership of the guarantor and non-guarantor subsidiaries using the equity method of accounting.

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating balance sheet at August 31, 2005

Cash and cash equivalents	$137,558	$(55)	$—	$—	$137,503
Accounts receivable - net	—	117,817	—	—	117,817
Intercompany receivables	1,467	98,148	—	(99,615)	—
Inventories	—	87,961	—	—	87,961
Deferred income taxes and prepaid expenses	1,752	28,320	—	—	30,072

Total current assets	140,777	332,191	—	(99,615)	373,353

Goodwill	—	61,307	—	—	61,307
Real estate and investments	91,510	9,087	—	—	100,597
Deferred income taxes, intangibles and other charges	54,300	7,470	—	(24,965)	36,805
Net assets of discontinued operations	—	—	—	—	—
Investment in subsidiaries	621,304	—	—	(621,304)	—
Long-term intercompany receivables	50,000	—	—	(50,000)	—
Property, plant and equipment - net	—	411,375	—	—	411,375

Total assets	$957,891	$821,430	$—	$(795,884)	$983,437

Accounts payable	$645	$65,751	$—	$—	$66,396
Intercompany payables	98,148	1,467	—	(99,615)	—
Accrued interest, wages and other items	9,856	22,110	—	—	31,966
Current portion of long-term debt	687	—	—	—	687

Total current liabilities	109,336	89,328	—	(99,615)	99,049

Long-term debt	252,188	—	—	—	252,188
Convertible subordinated debentures	199,937	—	—	—	199,937
Long-term intercompany payables	—	50,000	—	(50,000)	—
Deferred income taxes and other credits	28,128	60,798	—	(24,965)	63,961
Shareholders’ equity	368,302	621,304	—	(621,304)	368,302

Total liabilities and shareholders’ equity	$957,891	$821,430	$—	$(795,884)	$983,437

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating balance sheet at May 31, 2005

Cash and cash equivalents	$241,287	$10,313	$—	$—	$251,600
Accounts receivable - net	—	117,363	—	—	117,363
Intercompany receivables	240,978	15,360	—	(256,338)	—
Inventories	—	83,291	—	—	83,291
Deferred income taxes and prepaid expenses	698	28,056	—	—	28,754

Total current assets	482,963	254,383	—	(256,338)	481,008

Goodwill	—	61,307	—	—	61,307
Real estate and investments	—	100,200	—	—	100,200
Deferred income taxes, intangibles and other charges	18,077	10,287	—	(793)	27,571
Net assets of discontinued operations	(12,891)	489,720	359,764	(493)	836,100
Investment in subsidiaries	1,221,131	—	—	(1,221,131)	—
Long-term intercompany receivables	50,000	—	—	(50,000)	—
Property, plant and equipment - net	—	412,653	—	—	412,653

Total assets	$1,759,280	$1,328,550	$359,764	$(1,528,755)	$1,918,839

Accounts payable	$297	$57,725	$—	$—	$58,022
Intercompany payables	15,360	240,978	—	(256,338)	—
Accrued interest, wages and other items	11,084	38,365	—	—	49,449
Current portion of long-term debt	680	8	—	—	688

Total current liabilities	27,421	337,076	—	(256,338)	108,159

Long-term debt	602,747	379	—	—	603,126
Convertible subordinated debentures	199,937	—	—	—	199,937
Long-term intercompany payables	—	50,000	—	(50,000)	—
Deferred income taxes and other credits	1,608	79,235	—	(793)	80,050
Shareholders’ equity	927,567	861,860	359,764	(1,221,624)	927,567

Total liabilities and shareholders’ equity	$1,759,280	$1,328,550	$359,764	$(1,528,755)	$1,918,839

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating statement of operations for three months ended August 31, 2005

Net sales	$—	$241,884	$—	$—	$241,884
Costs and expenses (income)
Cost of products sold	—	194,221	—	—	194,221
Selling, general and administrative	2,795	20,433	—	—	23,228
Interest	9,260	886	—	(882)	9,264
Loss on debt retirements and spin-off charges	112,284	—	—	—	112,284
Other income	(1,462)	(2,679)	—	—	(4,141)
Intercompany other income	(882)	—	—	882	—

	121,995	212,861	—	—	334,856

Income (loss) before the following items	(121,995)	29,023	—	—	(92,972)
Income taxes (benefit)	(42,851)	9,903	—	—	(32,948)

	(79,144)	19,120	—	—	(60,024)
Income from discontinued operations - net of income taxes	—	(176)	8,867	—	8,691
Equity in earnings (loss) of subsidiaries	27,811	—	—	(27,811)	—

Net income (loss)	$(51,333)	$18,944	$8,867	$(27,811)	$(51,333)

Condensed consolidating statement of operations for three months ended August 31, 2004

Net sales	$—	$209,073	$—	$—	$209,073
Costs and expenses (income)
Cost of products sold	—	177,618	—	—	177,618
Selling, general and administrative	319	18,871	—	—	19,190
Interest	5,005	1,007	—	(882)	5,130
Loss on debt retirements and spin-off charges	—	—	—	—	—
Other income	(347)	(2,694)	—	—	(3,041)
Intercompany other income	(882)	—	—	882	—

	4,095	194,802	—	—	198,897

Income (loss) before the following items	(4,095)	14,271	—	—	10,176
Income taxes (benefit)	(1,433)	4,082	—	—	2,649

	(2,662)	10,189	—	—	7,527
Income from discontinued operations - net of income taxes	—	(262)	28,621	(3)	28,356
Equity in earnings (loss) of subsidiaries	38,545	—	—	(38,545)	—

Net income (loss)	$35,883	$9,927	$28,621	$(38,548)	$35,883

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating statement of cash flows for three months ended August 31, 2005

Continuing Operations
Cash provided by continuing operating activities	$7,102	$(2,469)	$—	$9,726	$14,359

Investing activities
Capital expenditures	—	(10,321)	—	—	(10,321)
Proceeds from asset disposals	—	817	—	—	817
Investments in life insurance contracts	(1,028)	—	—	—	(1,028)
Intercompany investing activities	341,139	—	—	(341,139)	—
Other - net	—	1,605	—	—	1,605

Cash used for continuing investing activities	340,111	(7,899)	—	(341,139)	(8,927)

Financing activities
Long-term borrowings	250,000	—	—	—	250,000
Debt retirements	(600,009)	—	—	—	(600,009)
Debt issuance costs	(7,051)	—	—	—	(7,051)
Debt retirement costs	(96,024)	—	—	—	(96,024)
Stock option exercises	3,853	—	—	—	3,853
Common dividends paid	(1,711)	—	—	—	(1,711)
Other - net	—	—	—	—	—

Cash provided by (used for ) continuing financing activities	(450,942)	—	—	—	(450,942)

Net Cash Used for Continuing Operations	(103,729)	(10,368)	—	(331,413)	(445,510)

Discontinued Operations
Cash provided by (used for) discontinued operating activities	—	—	3,139	(9,726)	(6,587)
Cash used for discontinued investing activities	—	—	(343,851)	341,139	(2,712)
Cash provided by discontinued financing activities	—	—	340,712	—	340,712

Net Cash Provided by Discontinued Operations	—	—	—	331,413	331,413

Decrease in cash and cash equivalents	(103,729)	(10,368)	—	—	(114,097)
Cash and cash equivalents at beginning of year	241,287	10,313	—	—	251,600

Cash and cash equivalents at end of year	$137,558	$(55)	$—	$—	$137,503

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating statement of cash flows for three months ended August 31, 2004

Continuing Operations
Cash provided by continuing operating activities	$(17,140)	$61,895	$—	$(22,380)	$22,375
Investing activities
Capital expenditures	—	(5,676)	—	—	(5,676)
Proceeds from asset disposals	—	2,135	—	—	2,135
Investments in life insurance contracts	—	(53,553)	—	—	(53,553)
Intercompany investing activities	—	—	—	—	—
Other - net	—	(1,934)	—	—	(1,934)

Cash used for continuing investing activities	—	(59,028)	—	—	(59,028)

Financing activities
Long-term borrowings	—	—	—	—	—
Debt retirements	—	(5)	—	—	(5)
Debt issuance costs	—	—	—	—	—
Debt retirement costs	—	—	—	—	—
Stock option exercises	2,832	—	—	—	2,832
Common dividends paid	(1,600)	—	—	—	(1,600)
Other - net	—	(61)	—	—	(61)

Cash provided by (used for ) continuing financing activities	1,232	(66)	—	—	1,166

Net Cash Used for Continuing Operations	(15,908)	2,801	—	(22,380)	(35,487)

Discontinued Operations
Cash provided by (used for) discontinued operating activities	—	—	3,843	22,380	26,223
Cash used for discontinued investing activities	—	—	(3,843)	—	(3,843)
Cash provided by discontinued financing activities	—	—	—	—	—

Net Cash Provided by Discontinued Operations	—	—	—	22,380	22,380

Decrease in cash and cash equivalents	(15,908)	2,801	—	—	(13,107)
Cash and cash equivalents at beginning of year	134,813	(1,760)	—	—	133,053

Cash and cash equivalents at end of year	$118,905	$1,041	$—	$—	$119,946

EXHIBIT A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Texas Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Texas Industries, Inc. and subsidiaries (the Company) as of August 31, 2005, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended August 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of May 31, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended [not presented herein], and in our report dated August 10, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

October 5, 2005

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading supplier of construction materials. On July 29, 2005, we completed the spin-off of our steel segment in the form of a pro-rata, tax-free dividend to our shareholders of one share of Chaparral Steel Company (“Chaparral”) common stock for each share of our common stock that was owned on July 20, 2005. As a result of the spin-off, the operating results of the steel segment prior to the spin-off are presented as discontinued operations. See Notes to Consolidated Financial Statements footnote entitled “Discontinued Operations” on pages 17 and 18. Our continuing operations produce and sell cement, stone, sand and gravel, ready-mix concrete, expanded shale and clay aggregate, and other products from facilities concentrated in Texas, Louisiana and California, with several products marketed throughout the United States.

RESULTS OF OPERATIONS

Three Months ended August 31, 2005 Compared to Three Months ended August 31, 2004

Net Sales. Construction activity in the Texas and California markets we serve remain solid. We believe market conditions should continue to support the price improvement we have experienced. The following presents certain sales information regarding our major products.

	Three months ended August 31,
In thousands except per unit	2005	2004
Sales
Cement	$110,075	$104,357
Stone, sand and gravel	41,893	32,524
Ready-mix	69,753	54,519
Other products	28,748	26,009
Interplant	(29,479)	(25,463)
Delivery fees	20,894	17,127

Net Sales	$241,884	$209,073

Shipments
Cement (tons)	1,342	1,449
Stone, sand and gravel (tons)	7,313	5,830
Ready-mix (cubic yards)	1,041	939

Prices
Cement ($/ton)	$82.02	$71.99
Stone, sand and gravel ($/ton)	5.73	5.58
Ready-mix ($/cubic yard)	66.99	58.13

Net sales at $241.9 million increased 16% from the prior year period. Total cement sales increased $5.7 million on 14% higher average prices and 7% lower shipments. Unexpected downtime of our north Texas cement plant’s largest finish mill reduced production of finished cement and limited shipments. Total aggregate sales increased $9.4 million on 3% higher average prices and 25% higher shipments. Total ready-mix sales increased $15.2 million on 15% higher average prices and 11% higher volume. Aggregate and ready-mix shipments in the prior year period were impacted by inclement weather.

Cost of Products Sold. Cost of products sold at $194.2 million increased $16.6 million from the prior year period on increased aggregate and ready-mix shipments and higher energy costs, particularly the cost of electricity we use in cement production. Energy costs accelerated during the last half of the August 2005 quarter and continue to remain at high levels. These increases were partially offset by the efficiencies of higher aggregate and ready-mix production levels.

Selling, General and Administrative. Selling, general and administrative expense at $23.2 million increased $4.0 million from the prior year period primarily as a result of the effect on stock-based compensation accruals of the significant increase in our stock price during the August 2005 quarter.

Interest. Interest expense at $9.3 million increased $4.1 million from the prior year period. In connection with the spin-off of Chaparral, we entered into new financing agreements and purchased the outstanding $600 million of 10.25% senior notes due July 15, 2011. On July 6, 2005, we issued $250 million of new 7.25% senior notes due July 15, 2013 and entered into a separate new senior secured revolving credit facility. Interest was allocated between continuing and discontinued operations based on the historic use of funds derived from long-term borrowings. Total accrued interest for the three-month period ended August 31, 2005 was $14.7 million, of which $5.4 million was allocated to discontinued operations. Total accrued interest for the three-month period ended August 31, 2004 was $17.0 million, of which $11.9 million was allocated to discontinued operations. We currently estimate our future quarterly interest expense at approximately $8.0 million.

Loss on Debt Retirements and Spin-off Charges. In the August 2005 quarter we recorded a loss of $107.0 million related to the early retirement of our 10.25% senior notes and old credit facility. This loss consisted of $96.0 million in make-whole premiums and consent payments plus transaction costs and a write-off of $11.0 million of debt issuance costs and interest rate swap gains and losses associated with the debt repaid. In addition, we incurred $5.3 million in charges for financial, accounting and legal services related to the spin-off of Chaparral.

Other Income. Other income at $4.1 million increased $1.1 million from the prior year due to increased interest income. Included in other income are routine sales of surplus operating assets and real estate that resulted in gains of $2.2 million and $2.1 million in the three-month periods ended August 21, 2005 and 2004, respectively.

Income Taxes. Federal income taxes for the interim periods ended August 31, 2005 and 2004 have been included in the accompanying financial statements on the basis of an estimated annual rate for continuing operations. The estimated annualized rate for continuing operations does not include the tax impact of the loss on debt retirements and Chaparral spin-off charges. The estimated annualized rate for continuing operations excluding these charges is 29.4% for 2005 compared to 26% for 2004. The estimated effective rate for discontinued operations is 35% for 2005 and 2004, and reflects Chaparral’s allocable share of such tax as prescribed in our tax sharing agreement with Chaparral.

The American Jobs Creation Act of 2004, among other things, allows a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The Company is currently evaluating the impact of the new law on its future taxable income for the applicable years, but does not anticipate a benefit for the current year because of an expected taxable loss for the year.

Income from Discontinued Operations – Net of Income Taxes. As a result of the spin-off of Chaparral, the operating results of our steel segment, including the allocation of certain corporate expenses, have been reclassified and presented as discontinued operations. The August 2005 quarter includes steel operations through the July 29, 2005 spin-off date.

LIQUIDITY AND CAPITAL RESOURCES

In addition to cash and cash equivalents of $137.5 million at August 31, 2005, our sources of liquidity include cash from operations, borrowings available under our $200 million senior secured revolving credit facility and distributions available from our investments in life insurance contracts.

Senior Secured Revolving Credit Facility. We have available a $200 million senior secured revolving credit facility expiring in July 2010. It includes a $50 million sub-limit for letters of credit. Any outstanding letters of credit are deducted from the borrowing availability under the facility. At August 31, 2005, $27.1 million of the facility was utilized to support letters of credit. Amounts drawn under the facility bear interest either at the LIBOR rate plus a margin of 1% to 2%, or at a base rate (which is the higher of the federal funds rate plus 0.5% and the prime rate) plus a margin of up to 1%. The interest rate margins are subject to adjustments based on our leverage ratio. Commitment fees are payable currently at an annual rate of 0.375% on the unused portion of the facility. We may terminate the facility at any time.

All of our consolidated subsidiaries have guaranteed our obligations under the credit facility. The credit facility is secured by first priority security interests in all or most of our existing and future accounts, inventory, equipment, intellectual property and other personal property, and in all of our equity interest in present and future domestic subsidiaries and 66% of the equity interest in present and future foreign subsidiaries, if any.

The credit facility contains covenants restricting, among other things, prepayment or redemption of our new 7.25% senior notes, distributions, dividends and repurchases of capital stock and other equity interest, acquisitions and investments, indebtedness, liens and affiliate transactions. We are required to comply with certain financial tests and to maintain certain financial ratios, such as leverage and interest coverage ratios. At August 31, 2005, we were in compliance with all of our loan covenants.

Investments of Life Insurance Contracts. During the August 2004 quarter previous distributions received from our investments in life insurance contracts in the amount of $51.2 million were repaid. Approximately $50 million of these funds are available for redistribution at our election.

Contractual Obligations. The following is a summary of our estimated future payments under our material contractual obligations as of August 31, 2005.

	Future Payments by Period
In thousands	Total	2006	2007	2008	2009-2010	After 2010
Long-term debt (1)	$252,875	$687	$680	$1,135	$—	$250,373
Convertible subordinated debentures (2)	199,937	—	—	—	—	199,937
Leases (3)	62,134	16,109	8,707	8,365	17,551	11,402
Asset retirement obligations (4)	19,530	1,130	491	288	379	17,242
Defined benefit plans (5) (6)	96,893	5,762	2,533	2,641	6,482	79,475

	$631,369	$23,688	$12,411	$12,429	$24,412	$558,429

(1)	Our long-term debt is described in Notes to Consolidated Financial Statements footnote entitled “ Long-term Debt” on pages 12 and 13. Our outstanding letters of credit issued under the senior secured revolving credit facility only collateralize payment of recorded liabilities.
(2)	Our convertible subordinated debentures are described in Notes to Consolidated Financial Statements footnote entitled “Convertible Subordinated Debentures” on page 14.
(3)	We lease certain mobile and other equipment used in our operations under operating leases that may in the normal course of business be renewed or replaced by subsequent leases. Future payments under leases exclude mineral rights which are insignificant and are generally required only for products produced.
(4)	We incur legal obligations for asset retirement as part of our normal operations related to land reclamation, plant removal and Resource Conservation and Recovery Act closures.
(5)	We pay benefits under a series of non-qualified defined benefit plans.
(6)	We pay benefits under a health benefit plan covering approximately 600 employees and retirees of our California cement subsidiary. These employees are also covered by a qualified defined benefit pension plan. We contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus additional amounts considered appropriate. Included in 2006 is our expected contribution of $3.0 million to the plan.

On April 13, 2005, we announced a project to expand and modernize our Oro Grande, California cement plant. We plan to expand the Oro Grande plant to approximately 2.3 million tons of advanced dry process cement production capacity annually, and retire the 1.3 million tons of existing, but less efficient, production after the new plant is commissioned. We expect the Oro Grande project will take at least two years to construct and will cost approximately $358 million. We expect our capital expenditures in fiscal year 2006 including those related to the expansion and modernization of our Oro Grande cement plant will be approximately $160 million.

We expect cash and cash equivalents, cash from operations, available borrowings under our senior secured revolving credit facility and available distributions from our investments in life insurance contracts to be sufficient to provide funds for capital expenditure commitments (including the expansion and modernization or our Oro Grande, California cement plant), scheduled debt payments, working capital needs and other general corporate purposes for at least the next year.

Spin-off of Chaparral. We entered into a separation and distribution agreement with Chaparral in which we each released the other from all liabilities existing or arising from all acts and events occurring before the spin-off regarding our respective businesses. The liabilities released or discharged do not include liabilities arising under or assigned by the separation and distribution agreement or any ancillary agreement, such as tax liabilities and liabilities to third parties. In the separation and distribution agreement Chaparral assumed all the liabilities related to the steel business and the transferred assets, and we and Chaparral agreed on the allocation of responsibility for certain employee benefits. The separation and distribution agreement also requires that each party indemnify the other against certain liabilities. See Notes to Consolidated Financial Statements footnote entitled “Legal Proceedings and Contingent Liabilities on page 16.

Cash Flows

Net cash provided by continuing operating activities was $14.4 million, compared to $22.4 million in the prior year period. The decrease resulted primarily from changes in working capital items. Inventories increased $4.7 million due to lower cement shipments. Accounts payable and accrued expenses decreased $11.2 million due to the timing of interest and incentive compensation payments. Other credits increased $5.0 million due to stock-based compensation accruals.

Net cash used for continuing investing activities was $8.9 million, compared to $59.0 million in the prior year period. Capital expenditures were $10.3 million, up $4.6 million from the prior year period. Expenditures were primarily for normal replacement and technological upgrades of existing equipment and acquisitions to sustain our existing operations. In the prior year period we repaid distributions received from our investments in life insurance contracts in the amount of $51.2 million.

Net cash used for continuing financing activities was $450.9 million, compared to $1.2 million provided in the prior year period. We purchased $600 million of our old 10.25% senior notes, paying $96.0 million in make-whole premiums and consent payments plus transaction costs. To fund the purchase we issued $250 million of our new 7.25% senior notes and incurred $7.1 million in debt issuance costs, received a cash dividend of $341.1 million from Chaparral and used $112 million of cash and cash equivalents on hand.

Net cash provided by discontinued operations was $331.4 million, compared to $22.4 million the prior year period. In connection with our refinancing and spin-off transactions Chaparral issued $300 million of senior notes and borrowed $50 million under its new $150 million credit facility. The net proceeds were used to pay us a dividend of $341.1 million.

OTHER ITEMS

Environmental Matters

We are subject to federal, state and local environmental laws and regulations concerning, among other matters, air emissions and wastewater discharge. We believe we are in substantial compliance with applicable environmental laws and regulations; however, from time to time we receive claims from federal and state environmental regulatory agencies and entities asserting that we are or may be in violation of certain environmental laws and regulations. Based on our experience and the information currently available to us, we believe that such claims will not have a material impact on our financial condition or results of operations. Despite our compliance and experience, it is possible that we could be held liable for future charges which might be material but are not currently known or estimable. In addition, changes in federal or state laws, regulations or requirements or discovery of currently unknown conditions could require additional expenditures by us.

Market Risk

Historically, we have not entered into derivatives or other financial instruments for trading or speculative purposes. Because of the short duration our investments, changes in market interest rates would not have a significant impact on their fair value. We have $250 million of $7.25% fixed-rate senior notes outstanding. The fair value of the debt will vary as interest rates change.

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

Critical Accounting Policies

The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Changes in the facts and circumstances could have a significant impact on the resulting financial statements. The critical accounting policies that affect its more complex judgments and estimates are described in our Annual Report on Form 10-K for the year ended May 31, 2005.

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

The adoption of SFAS 123R will have a significant effect on our future results of operations. However, it will not have an impact on our consolidated financial position. The impact of SFAS 123R on our results of operations cannot be predicted at this time, because it will depend on the number of equity awards granted in the future, as well as the model used to value the awards. However, had we adopted the requirements of SFAS 123R in prior periods, the impact would have approximated the amounts disclosed in Summary of Significant Accounting Policies – Stock-based Compensation in the Notes to Consolidated Financial Statements.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which is effective for the Company for reporting changes in accounting principles beginning June 1, 2006. SFAS No. 154 modifies the reporting of a change in accounting principle to require retrospective application to prior periods’ financial statements, unless explicit transition provisions are provided for in new accounting pronouncements or existing pronouncements that are in the transition phase when SFAS No. 154 becomes effective.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Certain statements contained in this quarterly report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the impact of competitive pressures and changing economic and financial conditions on our business, construction activity in the our markets, abnormal periods of inclement weather, unexpected periods of equipment downtime, changes in the cost of raw materials, fuel and energy, and the impact of environmental laws and other regulations. For further information refer to our Annual Report on Form 10-K for the year ended May 31, 2005.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer evaluated, with the participation of the Company’s management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this item is included in the section of the Notes to Consolidated Financial Statements entitled “Legal Proceedings and Contingent Liabilities” presented in Part I on page 16 and incorporated herein by reference.

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

TEXAS INDUSTRIES, INC.

October 7, 2005	/s/ Richard M. Fowler
Richard M. Fowler
Executive Vice President - Finance and Chief Financial Officer
(Principal Financial Officer)

October 7, 2005	/s/ James R. McCraw
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