Form 10-Q
period 2005-11-30
TEXAS INDUSTRIES INC
filed 2006-01-06
CIK 97472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

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

There were 23,075,845 shares of the Registrant’s Common Stock, $1.00 par value, outstanding as of January 3, 2006.

INDEX

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

In thousands	(Unaudited) November 30, 2005	May 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$133,287	$251,600
Short-term investments	24,527	—
Accounts receivable – net	105,329	117,363
Inventories	90,986	83,291
Deferred income taxes and prepaid expenses	29,295	28,754

TOTAL CURRENT ASSETS	383,424	481,008

OTHER ASSETS
Goodwill	61,307	61,307
Real estate and investments	102,746	100,200
Deferred income taxes, intangibles and other charges	37,907	27,571
Net assets of discontinued operations	—	836,100

	201,960	1,025,178
PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	130,687	131,911
Buildings	45,659	45,847
Machinery and equipment	682,614	682,962
Construction in progress	41,756	22,096

	900,716	882,816
Less depreciation and depletion	483,279	470,163

	417,437	412,653

	$1,002,821	$1,918,839

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$69,343	$58,022
Accrued interest, wages and other items	45,644	49,449
Current portion of long-term debt	685	688

TOTAL CURRENT LIABILITIES	115,672	108,159

LONG-TERM DEBT	251,848	603,126

CONVERTIBLE SUBORDINATED DEBENTURES	199,937	199,937

DEFERRED INCOME TAXES AND OTHER CREDITS	58,551	80,050

SHAREHOLDERS’ EQUITY
Common stock, $1 par value	25,067	25,067
Additional paid-in capital	293,868	285,313
Retained earnings	120,588	686,476
Cost of common stock in treasury	(54,987)	(61,566)
Pension liability adjustment	(7,723)	(7,723)

	376,813	927,567

	$1,002,821	$1,918,839

See notes to consolidated financial statements.

(Unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Three months ended November 30,		Six months ended November 30,
In thousands except per share	2005	2004	2005	2004

NET SALES	$220,764	$194,598	$462,648	$403,671

COSTS AND EXPENSES (INCOME)
Cost of products sold	197,935	166,149	392,156	343,767
Selling, general and administrative	14,832	20,323	38,060	39,513
Interest	7,851	5,044	17,115	10,174
Loss on debt retirements and spin-off charges	107	—	112,391	—
Other income	(8,161)	(10,421)	(12,302)	(13,462)

	212,564	181,095	547,420	379,992

INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	8,200	13,503	(84,772)	23,679

Income taxes (benefit)	2,006	3,761	(30,942)	6,410

INCOME (LOSS) FROM CONTINUING OPERATIONS	6,194	9,742	(53,830)	17,269

Income from discontinued operations – net of income taxes	—	21,215	8,691	49,571

NET INCOME (LOSS)	$6,194	$30,957	$(45,139)	$66,840

Basic earnings (loss) per share
Income (loss) from continuing operations	$.27	$.45	$(2.35)	$.80
Income from discontinued operations	—	.97	.38	2.30

Net income (loss)	$.27	$1.42	$(1.97)	$3.10

Diluted earnings (loss) per share
Income (loss) from continuing operations	$.26	$.43	$(2.35)	$.77
Income from discontinued operations	—	.93	.38	2.21

Net income (loss)	$.26	$1.36	$(1.97)	$2.98

Average shares outstanding
Basic	23,020	21,804	22,921	21,580
Diluted	23,671	22,688	22,921	22,396

Cash dividends per share	$.075	$.075	$.15	$.15

See notes to consolidated financial statements.

(Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Six months ended November 30,
In thousands	2005	2004

CONTINUING OPERATIONS
Operating Activities
Income (loss) from continuing operations	$(53,830)	$17,269
Adjustments to reconcile income (loss) from continuing operations to cash provided by continuing operating activities
Loss on debt retirements	107,006	—
Gain on asset disposals	(6,405)	(2,490)
Depreciation, depletion and amortization	22,319	23,052
Deferred income taxes (benefit)	(31,328)	16,628
Income tax benefit from stock option exercises	—	7,000
Other – net	1,259	(266)
Changes in operating assets and liabilities
Accounts receivable – net	11,957	22,581
Inventories	(7,695)	4,498
Prepaid expenses	(812)	324
Accounts payable and accrued liabilities	5,089	9,758
Other credits	1,162	(51)

Cash provided by continuing operating activities	48,722	98,303

Investing Activities
Capital expenditures – expansions	(12,019)	(1,294)
Capital expenditures – other	(17,884)	(15,604)
Proceeds from asset disposals	10,429	2,607
Purchases of short-term investments	(24,527)	(500)
Investments in life insurance contracts	(2,749)	(57,342)
Other – net	237	(4,841)

Cash used by continuing investing activities	(46,513)	(76,974)

Financing Activities
Long-term borrowings	250,000	—
Debt retirements	(600,351)	(348)
Debt issuance costs	(7,298)	—
Debt retirement costs	(96,029)	—
Stock option exercises	5,880	23,116
Common dividends paid	(3,440)	(3,244)
Other – net	—	(61)

Cash provided (used) by continuing financing activities	(451,238)	19,463

Net Cash Provided (Used) by Continuing Operations	(449,029)	40,792

DISCONTINUED OPERATIONS
Cash provided (used) by discontinued operating activities	(7,114)	14,168
Cash used by discontinued investing activities	(2,757)	(10,574)
Cash provided by discontinued financing activities	340,587	—

Net Cash Provided by Discontinued Operations	330,716	3,594

Increase (Decrease) in Cash and Cash Equivalents	(118,313)	44,386

Cash and Cash Equivalents at Beginning of Period	251,600	133,053

Cash and Cash Equivalents at End of Period	$133,287	$177,439

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Texas Industries, Inc. and subsidiaries (unless the context indicates otherwise, collectively, the “Company” or “TXI”) is a leading supplier of construction materials. On July 29, 2005, the Company completed the spin-off of its steel segment in the form of a pro-rata, tax-free dividend to the Company’s shareholders of one share of Chaparral Steel Company (“Chaparral”) common stock for each share of the Company’s stock that was owned on July 20, 2005. The Company’s continuing operations constitute a single business segment which produces and sells cement, stone, sand and gravel, ready-mix concrete, expanded shale and clay aggregate, and other products from facilities concentrated in Texas, Louisiana and California.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended November 30, 2005, are not necessarily indicative of the results that may be expected for the year ended May 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Current Report on Form 8-K dated November 15, 2005.

Principles of Consolidation. The consolidated financial statements include the accounts of Texas Industries, Inc. and all subsidiaries except a subsidiary trust in which the Company has a variable interest but is not the primary beneficiary. As a result of the spin-off of the steel segment the prior period financial statements have been reclassified to present the steel segment as discontinued operations. See “Discontinued Operations” footnote on pages 18 and 19. Unless otherwise indicated, all amounts in the accompanying footnotes relate to continuing operations.

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

Short-Term Investments. The Company’s short-term investments consist of investment grade auction rate securities with an active resale market to ensure liquidity and the ability to be readily converted into cash to fund current operations, or satisfy other cash requirements as needed. These securities have legal maturities ranging from 19 to 38 years, but have their interest rates reset at predetermined intervals, typically less than 30 days, through an auction process. These securities are expected to be sold within one year, regardless of their legal maturity date. Accordingly, these securities have been classified as available-for-sale and as current assets in the consolidated balance sheet as of November 30, 2005. The auction rate securities are stated at cost which approximates fair value. Net unrealized gains and losses, net of deferred taxes, are not significant due to the short duration between interest rate reset dates. Purchase and sale activity of short-term investments is presented as cash flows from investing activities in the consolidated statements of cash flows.

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

Goodwill. Management tests goodwill for impairment at least annually by reporting unit. If the carrying amount of the goodwill exceeds its fair value an impairment loss is recognized. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future prices for the Company’s products, capital needs, economic trends and other factors. Goodwill having a carrying value of $61.3 million at both November 30, 2005 and May 31, 2005 resulted from the acquisition of Riverside Cement Company and is identified with the Company’s California cement operations. The fair value of the reporting unit exceeds its carrying value.

Real Estate and Investments. Surplus real estate and real estate acquired for development of high quality industrial, office or multi-use parks totaled $8.2 million at November 30, 2005 and $9.2 million at May 31, 2005.

Investments are composed primarily of life insurance contracts purchased in connection with certain Company benefit plans. The contracts, recorded at their net cash surrender value, totaled $94.2 million (net of distributions of $1.3 million) at November 30, 2005 and $89.4 million (net of distributions of $1.3 million) at May 31, 2005. During the six-month period ended November 30, 2004 distributed amounts totaling $51.2 million were repaid.

Deferred Charges and Intangibles. Deferred charges are composed primarily of debt issuance costs that totaled $11.9 million at November 30, 2005 and $17.3 million at May 31, 2005. The costs are associated with various debt issues and amortized over the term of the related debt.

Intangibles are composed of non-compete agreements and other intangibles with finite lives being amortized on a straight-line basis over periods of 7 to 15 years. Their carrying value, adjusted for write-offs, totaled $1.6 million (net of accumulated amortization of $2.8 million) at November 30, 2005 and $1.8 million (net of accumulated amortization of $2.6 million) at May 31, 2005. Amortization expense incurred was $200,000 in both six-month periods ended November 30, 2005 and 2004. Estimated amortization expense for each of the five succeeding years is $300,000 per year.

Other Credits. Other credits totaled $57.8 million at both November 30, 2005 and May 31, 2005 are composed primarily of liabilities related to the Company’s retirement plans, deferred compensation agreements and asset retirement obligations.

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

Changes in the Company’s asset retirement obligations are as follows:

	Six months ended November 30,
In thousands	2005	2004
Balance at beginning of period	$4,655	$4,455
Additions	5	—
Accretion expense	166	153
Settlements	(399)	(129)

Balance at end of period	$4,427	$4,479

Pension Liability Adjustment. The pension liability adjustment to shareholders’ equity of $7.7 million (net of tax of $4.2 million) at both November 30, 2005 and May 31, 2005 relates to a defined benefit retirement plan covering approximately 600 employees and retirees of the Company’s California cement subsidiary. Comprehensive income or loss consists of net income or loss and the pension liability adjustment to shareholders’ equity. Comprehensive income (loss) was the same as net income (loss) for the three-month and six-month periods ended November 30, 2005 and 2004.

Net Sales. The Company recognizes sales when title has transferred and products are delivered. All of the Company’s sales were made in the United States during the periods presented. The Company includes delivery fees in the amount it bills customers to the extent needed to recover the Company’s cost of freight and delivery. Net sales are presented as revenues including these delivery fees. The following is a summary of net sales by product.

	Three-months ended November 30,		Six months ended November 30,
In thousands	2005	2004	2005	2004
Cement	$88,027	$79,932	$180,632	$168,867
Stone, sand and gravel	25,401	21,822	57,445	45,904
Ready-mix	66,467	55,166	136,130	109,630
Other products	21,996	21,234	48,674	45,699
Delivery fees	18,873	16,444	39,767	33,571

	$220,764	$194,598	$462,648	$403,671

Other Income. Other income in the three-month period ended November 2005 includes a gain of $3.7 million resulting from the sale of certain investment assets. Other income in the three-month period ended November 2004 includes a gain of $6.2 million resulting from the sale of emissions credits associated with the Company’s expanded shale and clay operations in south Texas. Routine sales of surplus operating assets and real estate resulted in gains of $2.4 million and $2.6 million in the three-month periods ended November 30, 2005 and 2004, respectively, and $4.6 million and $4.7 million in the six-month periods ended November 30, 2005 and 2004, respectively.

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

Contingently issuable shares relate to deferred compensation agreements in which directors elected to defer annual and meeting fees and vested shares under the Company’s former stock awards program. The deferred compensation is denominated in shares of the Company’s common stock and issued in accordance with the terms of the agreement subsequent to retirement or separation from the Company or with the approval of the Compensation Committee of the Board of Directors. The shares are considered contingently issuable because the director has an unconditional right to the shares to be issued. Vested stock award shares are issued in the year in which the employee reaches age 60.

Diluted EPS adjusts income from continuing operations and the outstanding shares for the dilutive effect of convertible subordinated debentures, stock options and awards.

Basic and Diluted EPS are calculated as follows:

	Three months ended November 30,		Six months ended November 30,
In thousands except per share	2005	2004	2005	2004
Basic earnings (loss)
Income (loss) from continuing operations	$6,194	$9,742	$(53,830)	$17,269
Income from discontinued operations	—	21,215	8,691	49,571

Net income (loss)	$6,194	$30,957	$(45,139)	$66,840

Diluted earnings (loss)
Income (loss) from continuing operations	$6,194	$9,742	$(53,830)	$17,269
Interest on convertible subordinated debentures – net of tax	—	—	—	—

Diluted income (loss) from continuing operations	6,194	9,742	(53,830)	17,269
Income from discontinued operations	—	21,215	8,691	49,571

Diluted income (loss)	$6,194	$30,957	$(45,139)	$66,840

Shares
Weighted-average shares outstanding	22,992	21,753	22,891	21,521
Contingently issuable shares	28	51	30	59

Basic weighted-average shares	23,020	21,804	22,921	21,580

Convertible subordinated debentures	—	—	—	—
Stock option and award dilution	651	884	—	816

Diluted weighted-average shares*	23,671	22,688	22,921	22,396

Basic earnings (loss) per share
Income (loss) from continuing operations	$.27	$.45	$(2.35)	$.80
Income from discontinued operations	—	.97	.38	2.30

Net income (loss)	$.27	$1.42	$(1.97)	$3.10

Diluted earnings (loss) per share
Income (loss) from continuing operations	$.26	$.43	$(2.35)	$.77
Income from discontinued operations	—	.93	.38	2.21

Net income (loss)	$.26	$1.36	$(1.97)	$2.98

* Shares excluded due to antidilutive effect
Convertible subordinated debentures	3,897	2,888	3,897	2,888
Stock options and awards	—	—	790	259

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

In accordance with SFAS No. 123, the Company discloses the compensation cost based on the estimated fair value at the date of grant recognizing compensation expense ratably over the vesting period. The fair value of each option grant was estimated on the date of grant for purposes of the pro forma disclosures using the Black-Scholes option-pricing model. No options were granted in the six-month period ended November 30, 2005.

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

If the Company had applied the fair value recognition provision of SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been adjusted to the following pro forma amounts:

	Three months ended November 30,		Six months ended November 30,
In thousands except per share	2005	2004	2005	2004

Net income (loss)
As reported	$6,194	$30,957	$(45,139)	$66,840
Plus: stock-based compensation included in the determination of net income (loss) as reported, net of tax	(597)	1,292	2,467	1,744
Less: fair value of stock-based compensation, net of tax	198	(635)	(2,030)	(1,897)

Pro forma	$5,795	$31,614	$(44,702)	$66,687

Basic earnings (loss) per share
As reported	$.27	$1.42	$(1.97)	$3.10
Pro forma	.25	1.45	(1.95)	3.09

Diluted earnings (loss) per share
As reported	$.26	$1.36	$(1.97)	$2.98
Pro forma	.24	1.39	(1.95)	2.98

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

The adoption of SFAS No. 123R will not have an impact on the Company’s consolidated financial position. Although the impact of SFAS No. 123R on the Company’s results of operations can not be predicted at this time, because it will depend on the number of equity awards granted in the future, as well as the model used to value the awards, it is expected to have a significant effect on the Company’s future results of operations. However, had the Company adopted the requirements of SFAS No. 123R in prior periods, the impact would have approximated the amounts disclosed in the table above.

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

WORKING CAPITAL

Working capital totaled $267.8 million at November 30, 2005, compared to $372.8 million at May 31, 2005.

Accounts receivable are presented net of allowances for doubtful receivables of $2.3 million at November 30, 2005 and $2.2 million at May 31, 2005. Provisions for bad debts charged to expense were $300,000 and $400,000 in the six-month periods ended November 30, 2005 and 2004, respectively. Uncollectible accounts written off amounted to $200,000 and $2.0 million in the six-month periods ended November 30, 2005 and 2004, respectively.

Inventories consist of:

In thousands	November 30, 2005	May 31, 2005

Finished products	$7,265	$6,353
Work in process	37,447	34,273
Raw materials and supplies	46,274	42,665

	$90,986	$83,291

Inventories are stated at cost (not in excess of market) with approximately 63% of inventories using the last-in, first-out (“LIFO”) method. If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $17.1 million at November 30, 2005 and $16.8 million at May 31, 2005.

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

Accrued interest, wages and other items consist of:

In thousands	November 30, 2005	May 31, 2005

Interest	$9,351	$8,908
Employee compensation	17,928	27,919
Income taxes	392	2,036
Property taxes and other	17,973	10,586

	$45,644	$49,449

LONG-TERM DEBT

Long-term debt is comprised of the following:

In thousands	November 30, 2005	May 31, 2005

Senior secured revolving credit facility expiring in 2010	$—	$—
Senior notes due 2013, interest rate 7.25%	250,000	—
Pollution control bonds due through 2007, interest rate 5.25% (75% of prime)	2,155	2,495
Refinanced debt	—	600,932
Other	378	387

	252,533	603,814
Less current maturities	685	688

	$251,848	$603,126

Refinancing in Connection with the Spin-off of Chaparral. In connection with the spin-off of Chaparral in July 2005 (see “Discontinued Operations” footnote on pages 18 and 19), the Company entered into new financing agreements and purchased the outstanding $600 million aggregate principal amount of its 10.25% senior notes due 2011 (“10.25% Senior Notes”). On July 6, 2005, the Company issued $250 million aggregate principal amount of its new 7.25% senior notes due July 15, 2013 (“7.25% Senior Notes”) and entered into a new senior secured revolving credit facility. In addition, Chaparral issued $300 million aggregate principal amount of its new senior notes due 2013 (“Chaparral Senior Notes”) and entered into a separate new senior secured revolving credit facility. Chaparral used the net proceeds from its note offering and borrowings under its credit facility to pay the Company a dividend of $341.1 million. The Company used the net proceeds from its offering of notes, the dividend paid by Chaparral and existing cash to purchase for cash all of its outstanding $600 million aggregate principal amount of 10.25% Senior Notes. The Company paid a total of $699.5 million to the holders of the 10.25% Senior Notes, which was comprised of $600 million of principal, $3.6 million of accrued interest and $95.9 million of make-whole premiums and consent fees. In the current six-month period, the Company recorded a charge of $107.0 million related to the early retirement of the 10.25% Senior Notes and old credit facility, consisting of $96.0 million in premiums or consent payments and transaction costs and a write-off of $11.0 million of debt issuance costs and interest rate swap gains and losses associated with the debt repaid. On July 29, 2005, Chaparral became an independent, public company and the Company has no obligations with respect to Chaparral’s long-term debt. Chaparral is not a guarantor of any of the Company’s indebtedness nor is the Company a guarantor of any Chaparral indebtedness.

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

All of the Company’s consolidated subsidiaries have unconditionally guaranteed the 7.25% Senior Notes. The indenture governing the notes contains covenants that will limit the Company’s ability and the ability of its subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem its stock, make investments, sell assets, incur liens, enter into agreements restricting its subsidiaries’ ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of its assets.

Senior Secured Revolving Credit Facility. The senior secured revolving credit facility expires in July 2010 and provides up to $200 million of available borrowings. It includes a $50 million sub-limit for letters of credit. Any outstanding letters of credit are deducted from the borrowing availability under the facility. At November 30, 2005, $27.3 million of the facility was utilized to support letters of credit. Amounts drawn under the facility bear interest either at the LIBOR rate plus a margin of 1% to 2%, or at a base rate (which is the higher of the federal funds rate plus 0.5% and the prime rate) plus a margin of up to 1%. The interest rate margins are subject to adjustments based on the Company’s leverage ratio. Commitment fees are payable currently at an annual rate of 0.375% on the unused portion of the facility. The Company may terminate the facility at any time.

All of the Company’s consolidated subsidiaries have guaranteed the Company’s obligations under the credit facility. The credit facility is secured by first priority security interests in all or most of the Company’s existing and future accounts, inventory, equipment, intellectual property and other personal property, and in all of the Company’s equity interest in present and future domestic subsidiaries and 66% of the equity interest in any future foreign subsidiaries.

The credit facility contains covenants restricting, among other things, prepayment or redemption of the Company’s new senior notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. The Company is required to comply with certain financial tests and to maintain certain financial ratios, such as leverage and interest coverage ratios. At November 30, 2005, the Company was in compliance with all of its loan covenants.

Other. Maturities of long-term debt for each of the five succeeding years are $700,000 for 2006, $1.5 million for 2007 and none for 2008 through 2010. The amount of interest paid was $40.3 million and $36.7 million in the six-month periods ended November 30, 2005 and 2004, respectively. No interest was capitalized in either of the six-month periods ended November 30, 2005 and 2004.

CONVERTIBLE SUBORDINATED DEBENTURES

On June 5, 1998, the Company issued $206.2 million aggregate principal amount of 5.5% convertible subordinated debentures due June 30, 2028 (the “Debentures”). TXI Capital Trust I (the “Trust”), a Delaware business trust 100% owned by the Company, issued 4,000,000 of its 5.5% Shared Preference Redeemable Securities (“Preferred Securities”) to the public for gross proceeds of $200 million. The combined proceeds from the issuance of the Preferred Securities and the issuance to the Company of the common securities of the Trust were invested by the Trust in the Debentures which are the sole assets of the Trust. At November 30, 2005, 3,998,744 Preferred Securities, representing an undivided beneficial interest in $199.9 million of the $206.1 million aggregate principal amount of Debentures, were outstanding.

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

Holders of the Preferred Securities are entitled to receive cumulative cash distributions at an annual rate of $2.75 per Preferred Security (equivalent to a rate of 5.5% per annum of the stated liquidation amount of $50 per Preferred Security). The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Preferred Securities, to the extent not paid by the Trust (the “Guarantee”). The Guarantee, when taken together with the obligations of the Company under the Debentures, the Indenture pursuant to which the Debentures were issued, and the Amended and Restated Trust Agreement of the Trust (including its obligations to pay costs, fees, expenses, debts and other obligations of the Trust, other than with respect to the Preferred Securities and the common securities of the Trust), provide a full and unconditional guarantee of amounts due on the Preferred Securities. The Preferred Securities do not have a stated maturity date, although they are subject to mandatory redemption upon maturity of the Debentures on June 30, 2028, or upon earlier redemption.

SHAREHOLDERS’ EQUITY

Common stock consists of:

In thousands	November 30, 2005	May 31, 2005

Shares authorized	40,000	40,000
Shares outstanding	23,046	22,728
Shares held in treasury	2,021	2,339
Shares reserved for stock options and other	3,758	4,036

There are authorized 100,000 shares of Cumulative Preferred Stock, no par value, of which 20,000 shares are designated $5 Cumulative Preferred Stock (Voting), redeemable at $105 per share and entitled to $100 per share upon dissolution. An additional 25,000 shares are designated Series B Junior Participating Preferred Stock. The Series B Preferred Stock is not redeemable and ranks, with respect to the payment of dividends and the distribution of assets, junior to (i) all other series of the Preferred Stock unless the terms of any other series shall provide otherwise and (ii) the $5 Cumulative Preferred Stock. No shares of Cumulative Preferred Stock or Series B Junior Participating Preferred Stock were outstanding as of November 30, 2005. Pursuant to a Rights Agreement, in November 1996, the Company distributed a dividend of one preferred share purchase right for each outstanding share of the Company’s Common Stock. Each right entitles the holder to purchase from the Company one two-thousandth of a share of the Series B Junior Participating Preferred Stock at a price of $122.50, subject to adjustment. The rights will expire on November 1, 2006 unless the date is extended or the rights are earlier redeemed or exchanged by the Company pursuant to the Rights Agreement.

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

A summary of option transactions for the six-month period ended November 30, 2005, follows:

	Shares Under Option	Weighted-Average Option Price
Outstanding at May 31, 2005	1,736,050	$33.48
Spin-off share adjustment	443,462	—
Exercised	(383,511)	24.80
Canceled	(357,075)	32.21

Outstanding at November 30, 2005	1,438,926	$25.79

Exercisable at November 30, 2005	689,497	$25.63

Non-vested options held by Chaparral’s employees and new directors were cancelled on July 29, 2005 in connection with the spin-off of Chaparral. Options held by the Company’s continuing employees and directors and vested options held by Chaparral’s employees and new directors were adjusted based on the closing share prices of the Company and Chaparral on July 29, 2005. Outstanding options expire on various dates to January 11, 2015. The Company has reserved 2,280,995 shares for future awards under the 2004 Plan.

Other Stock-based Compensation. The Company has provided stock-based compensation to employees and directors under stock appreciation rights contracts, deferred compensation agreements, restricted stock payments and a former stock awards program. At November 30, 2005, outstanding Stock Appreciation Rights totaled 161,311 shares, deferred compensation agreements payable in cash totaled 97,707 shares, deferred compensation agreements payable in common stock totaled 27,636 shares and stock awards totaled 10,020 shares. Total charges (credits) under these grants and restricted stock payments included in selling, general and administrative expense were $(900,000) and $2.0 million in the three-month periods ended November 30, 2005 and 2004, respectively, and $3.8 million and $2.7 million in the six-month periods ended November 30, 2005 and 2004, respectively.

INCOME TAXES

Federal income taxes for the interim periods ended November 30, 2005 and November 30, 2004, have been included in the accompanying financial statements on the basis of an estimated annual rate for continuing operations. The estimated annualized rate for continuing operations does not include the tax impact of the loss on debt retirements and Chaparral spin-off charges. The estimated annualized rate for continuing operations, excluding these charges, is 27.8% for 2005 compared to 27.1% for 2004. The effective rate for discontinued operations is 35% for 2005 and 2004, and reflects Chaparral’s allocable share of such tax as prescribed in the tax sharing agreement between the Company and Chaparral. The Company made income tax payments of $3.4 million and $8.7 million in the six-month periods ended November 30, 2005 and 2004, respectively.

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

The Company and Chaparral have made certain covenants to each other in connection with the spin-off that prohibit the Company and Chaparral from taking certain actions. Pursuant to these covenants: (1) neither the Company nor Chaparral will liquidate, merge, or consolidate with any other person, sell, exchange, distribute or otherwise dispose of its assets (or those of certain of its subsidiaries) except in the ordinary course of business, or enter into any substantial negotiations, agreements, or arrangements, or arrangements with respect to any such transaction, during the six months following the distribution date of July 29, 2005; (2) the Company and Chaparral will, for a minimum of two years after the distribution date, continue the active conduct of the cement or steel business, respectively; (3) neither the Company nor Chaparral will repurchase its stock for two years following the distribution except in certain circumstances permitted by the IRS; (4) the Company and Chaparral will not take any actions inconsistent with the representations made in the separation and distribution agreement or in connection with the issuance by the Company’s tax counsel of its tax opinion with respect to the spin-off; and (5) the Company and Chaparral will not take or fail to take any other action that would result in any tax being imposed on the spin-off. The Company or Chaparral may take actions inconsistent with these covenants if it obtains an unqualified opinion of counsel or a private letter ruling from the IRS that such actions will not cause the spin-off to become taxable, except that Chaparral may not, under any circumstances, take any action described in (1) above.

RETIREMENT PLANS

Approximately 600 employees and retirees of Riverside Cement Company are covered by a defined benefit pension plan and a postretirement health benefit plan. The amount of the defined benefit pension plan and postretirement health benefit plan expense charged to costs and expenses in the three-month and six-month periods ended November 30, 2005 and 2004, are as follows:

	Pension Benefit		Health Benefit
In thousands	2005	2004	2005	2004
Three months ended November 30
Service cost	$143	$109	$26	$23
Interest cost	624	644	87	123
Expected return on plan assets	(691)	(611)	—	—
Amortization of prior service cost	—	—	(211)	(211)
Amortization of net actuarial loss	263	125	184	226

	$339	$267	$86	$161

Six months ended November 30
Service cost	$286	$218	$53	$46
Interest cost	1,248	1,288	173	246
Expected return on plan assets	(1,382)	(1,221)	—	—
Amortization of prior service cost	—	—	(422)	(422)
Amortization of net actuarial loss	527	250	369	452

	$679	$535	$173	$322

The Company has a series of financial security plans (“FSP”) that are non-qualified defined benefit plans providing retirement and death benefits to substantially all of the Company’s executive and key managerial employees. The plans are contributory but not funded.

The amount of FSP benefit expense charged to costs and expenses in the three-month and six-month periods ended November 30, 2005 and 2004, are as follows:

	FSP Benefit
In thousands	2005	2004
Three-months ended November 30
Service cost	$488	$415
Interest cost	418	347
Amortization of transition amount	—	42
Participant contributions	(69)	(66)

	$837	$738

Six-months ended November 30
Service cost	$975	$830
Interest cost	836	694
Amortization of transition amount	—	83
Participant contributions	(152)	(149)

	$1,659	$1,458

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

In the current six-month period the Company recorded a loss of $107.0 million related to the early retirement of the 10.25% Senior Notes and old credit facility and incurred $5.4 million in spin-off related charges.

Summarized financial information for discontinued operations is presented below:

	Three months ended November 30,		Six months ended November 30,
In thousands	2005	2004	2005 (a)	2004
Net sales	$—	$249,119	$198,893	$539,900
Cost and expenses	—	216,475	185,509	463,626

Income before income/taxes	—	32,644	13,384	76,274
Income taxes	—	11,429	4,693	26,703

Income from discontinued operations	$—	$21,215	$8,691	$49,571

(a)	Includes operations through July 29, 2005.

The following is a summary of the assets and liabilities of discontinued operations as of the July 29, 2005 spin-off and prior year-end.

In thousands	July 29, 2005	May 31, 2005
Assets
Current assets	$361,863	$393,417
Property, plant and equipment – net	623,165	628,457
Goodwill	85,167	85,167
Other assets	16,742	7,586

	1,086,937	1,114,627

Liabilities
Current liabilities	70,312	130,757
Long-term debt	350,000	—
Deferred income taxes and other credits	149,316	147,770

	569,628	278,527

	517,309	836,100
Total distribution charged to retained earnings	(517,309)	—

Net Assets of Discontinued Operations	$—	$836,100

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

On July 6, 2005, Texas Industries, Inc. (the parent company) issued $250 million principal amount of its 7.25% Senior Notes. All existing consolidated subsidiaries of the parent company are 100% owned and, excluding its Chaparral subsidiaries, provide a joint and several, full and unconditional guarantee of the securities. There are no significant restrictions on the parent company’s ability to obtain funds from any of the guarantor subsidiaries in the form of a dividend or loan. Additionally, there are no significant restrictions on a guarantor subsidiary’s ability to obtain funds from the parent company or its direct or indirect subsidiaries.

The following condensed consolidating balance sheets, statements of operations and statements of cash flows are provided for the parent company, all guarantor subsidiaries and all non-guarantor subsidiaries. The information has been presented as if the parent company accounted for its ownership of the guarantor and non-guarantor subsidiaries using the equity method of accounting.

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating balance sheet at November 30, 2005

Cash and cash equivalents	$131,523	$1,764	$—	$—	$133,287
Short-term investments	24,527	—	—	—	24,527
Accounts receivable—net	—	105,329	—	—	105,329
Intercompany receivables	2,340	131,551	—	(133,891)	—
Inventories	—	90,986	—	—	90,986
Deferred income taxes and prepaid expenses	1,469	27,826	—	—	29,295

Total current assets	159,859	357,456	—	(133,891)	383,424

Goodwill	—	61,307	—	—	61,307
Real estate and investments	94,154	8,592	—	—	102,746
Deferred income taxes, intangibles and other charges	64,263	7,277	—	(33,633)	37,907
Net assets of discontinued operations	—	—	—	—	—
Investment in subsidiaries	634,060	—	—	(634,060)	—
Long-term intercompany receivables	50,000	—	—	(50,000)	—
Property, plant and equipment—net	—	417,437	—	—	417,437

Total assets	$1,002,336	$852,069	$—	$(851,584)	$1,002,821

Accounts payable	$132	$69,211	$—	$—	$69,343
Intercompany payables	131,551	2,340	—	(133,891)	—
Accrued interest, wages and other items	13,607	32,037	—	—	45,644
Current portion of long-term debt	685	—	—	—	685

Total current liabilities	145,975	103,588	—	(133,891)	115,672

Long-term debt	251,848	—	—	—	251,848
Convertible subordinated debentures	199,937	—	—	—	199,937
Long-term intercompany payables	—	50,000	—	(50,000)	—
Deferred income taxes and other credits	27,763	64,421	—	(33,633)	58,551
Shareholders’ equity	376,813	634,060	—	(634,060)	376,813

Total liabilities and shareholders’ equity	$1,002,336	$852,069	$—	$(851,584)	$1,002,821

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating balance sheet at May 31, 2005

Cash and cash equivalents	$241,287	$10,313	$—	$—	$251,600
Short-term investments	—	—	—	—	—
Accounts receivable—net	—	117,363	—	—	117,363
Intercompany receivables	240,978	15,360	—	(256,338)	—
Inventories	—	83,291	—	—	83,291
Deferred income taxes and prepaid expenses	698	28,056	—	—	28,754

Total current assets	482,963	254,383	—	(256,338)	481,008

Goodwill	—	61,307	—	—	61,307
Real estate and investments	—	100,200	—	—	100,200
Deferred income taxes, intangibles and other charges	18,077	10,287	—	(793)	27,571
Net assets of discontinued operations	(12,891)	489,720	359,764	(493)	836,100
Investment in subsidiaries	1,221,131	—	—	(1,221,131)	—
Long-term intercompany receivables	50,000	—	—	(50,000)	—
Property, plant and equipment—net	—	412,653	—	—	412,653

Total assets	$1,759,280	$1,328,550	$359,764	$(1,528,755)	$1,918,839

Accounts payable	$297	$57,725	$—	$—	$58,022
Intercompany payables	15,360	240,978	—	(256,338)	—
Accrued interest, wages and other items	11,084	38,365	—	—	49,449
Current portion of long-term debt	680	8	—	—	688

Total current liabilities	27,421	337,076	—	(256,338)	108,159

Long-term debt	602,747	379	—	—	603,126
Convertible subordinated debentures	199,937	—	—	—	199,937
Long-term intercompany payables	—	50,000	—	(50,000)	—
Deferred income taxes and other credits	1,608	79,235	—	(793)	80,050
Shareholders’ equity	927,567	861,860	359,764	(1,221,624)	927,567

Total liabilities and shareholders’ equity	$1,759,280	$1,328,550	$359,764	$(1,528,755)	$1,918,839

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating statement of operations for three months ended November 30, 2005

Net sales	$—	$220,764	$—	$—	$220,764
Costs and expenses (income)
Cost of products sold	—	197,935	—	—	197,935
Selling, general and administrative	255	14,577	—	—	14,832
Interest	7,847	877	—	(873)	7,851
Loss on debt retirements and spin-off charges	107	—	—	—	107
Other income	(1,405)	(6,756)	—	—	(8,161)
Intercompany other income	(873)	—	—	873	—

	5,931	206,633	—	—	212,564

Income (loss) before the following items	(5,931)	14,131	—	—	8,200
Income taxes (benefit)	(2,041)	4,047	—	—	2,006

	(3,890)	10,084	—	—	6,194
Income from discontinued operations—net of income taxes	—	—	—	—	—
Equity in earnings (loss) of subsidiaries	10,084	—	—	(10,084)	—

Net income (loss)	$6,194	$10,084	$—	$(10,084)	$6,194

Condensed consolidating statement of operations for three months ended November 30, 2004

Net sales	$—	$194,598	$—	$—	$194,598
Costs and expenses (income)
Cost of products sold	—	166,153	—	(4)	166,149
Selling, general and administrative	832	19,491	—	—	20,323
Interest	5,032	885	—	(873)	5,044
Loss on debt retirements and spin-off charges	—	—	—	—	—
Other income	(637)	(9,784)	—	—	(10,421)
Intercompany other income	(873)	—	—	873	—

	4,354	176,745	—	(4)	181,095

Income (loss) before the following items	(4,354)	17,853	—	4	13,503
Income taxes (benefit)	(1,506)	5,265	—	2	3,761

	(2,848)	12,588	—	2	9,742
Income from discontinued operations—net of income taxes	—	(261)	21,476	—	21,215
Equity in earnings (loss) of subsidiaries	33,805	—	—	(33,805)	—

Net income (loss)	$30,957	$12,327	$21,476	$(33,803)	$30,957

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating statement of operations for six months ended November 30, 2005

Net sales	$—	$462,648	$—	$—	$462,648
Costs and expenses (income)
Cost of products sold	—	392,156	—	—	392,156
Selling, general and administrative	3,050	35,010	—	—	38,060
Interest	17,107	1,763	—	(1,755)	17,115
Loss on debt retirements and spin-off charges	112,391	—	—	—	112,391
Other income	(2,867)	(9,435)	—	—	(12,302)
Intercompany other income	(1,755)	—	—	1,755	—

	127,926	419,494	—	—	547,420

Income (loss) before the following items	(127,926)	43,154	—	—	(84,772)
Income taxes (benefit)	(44,892)	13,950	—	—	(30,942)

	(83,034)	29,204	—	—	(53,830)
Income from discontinued operations—net of income taxes	—	(176)	8,867	—	8,691
Equity in earnings (loss) of subsidiaries	37,895	—	—	(37,895)	—

Net income (loss)	$(45,139)	$29,028	$8,867	$(37,895)	$(45,139)

Condensed consolidating statement of operations for six months ended November 30, 2004

Net sales	$—	$403,671	$—	$—	$403,671
Costs and expenses (income)
Cost of products sold	—	343,775	—	(8)	343,767
Selling, general and administrative	1,151	38,362	—	—	39,513
Interest	10,037	1,892	—	(1,755)	10,174
Loss on debt retirements and spin-off charges	—	—	—	—	—
Other income	(984)	(12,478)	—	—	(13,462)
Intercompany other income	(1,755)	—	—	1,755	—

	8,449	371,551	—	(8)	379,992

Income (loss) before the following items	(8,449)	32,120	—	8	23,679
Income taxes (benefit)	(2,939)	9,346	—	3	6,410

	(5,510)	22,774	—	5	17,269
Income from discontinued operations—net of income taxes	—	(526)	50,097	—	49,571
Equity in earnings (loss) of subsidiaries	72,350	—	—	(72,350)	—

Net income (loss)	$66,840	$22,248	$50,097	$(72,345)	$66,840

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating statement of cash flows for six months ended November 30, 2005

Continuing Operations
Cash provided by continuing operating activities	$27,611	$10,688	$—	$10,423	$48,722

Investing activities
Capital expenditures—expansions	—	(12,019)	—	—	(12,019)
Capital expenditures—other	—	(17,884)	—	—	(17,884)
Proceeds from asset disposals	—	10,429	—	—	10,429
Purchases of short-term investments	(24,527)	—	—	—	(24,527)
Investments in life insurance contracts	(2,749)	—	—	—	(2,749)
Intercompany investing activities	341,139	—	—	(341,139)	—
Other—net	—	237	—	—	237

Cash used by continuing investing activities	313,863	(19,237)	—	(341,139)	(46,513)

Financing activities
Long-term borrowings	250,000	—	—	—	250,000
Debt retirements	(600,351)	—	—	—	(600,351)
Debt issuance costs	(7,298)	—	—	—	(7,298)
Debt retirement costs	(96,029)	—	—	—	(96,029)
Interest rate swap terminations	—	—	—	—	—
Stock option exercises	5,880	—	—	—	5,880
Common dividends paid	(3,440)	—	—	—	(3,440)
Other—net	—	—	—	—	—

Cash provided (used ) by continuing financing activities	(451,238)	—	—	—	(451,238)

Net Cash Provided (Used) by Continuing Operations	(109,764)	(8,549)	—	(330,716)	(449,029)

Discontinued Operations
Cash provided (used) by discontinued operating activities	—	—	3,309	(10,423)	(7,114)
Cash used by discontinued investing activities	—	—	(343,896)	341,139	(2,757)
Cash provided by discontinued financing activities	—	—	340,587	—	340,587

Net Cash Provided by Discontinued Operations	—	—	—	330,716	330,716

Increase (Decrease) in Cash and Cash Equivalents	(109,764)	(8,549)	—	—	(118,313)
Cash and Cash Equivalents at Beginning of Period	241,287	10,313	—	—	251,600

Cash and Cash Equivalents at End of Period	$131,523	$1,764	$—	$—	$133,287

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating statement of cash flows for six months ended November 30, 2004

Continuing Operations
Cash provided by continuing operating activities	$20,559	$81,338	$—	$(3,594)	$98,303

Investing activities
Capital expenditures—expansions	—	(1,294)	—	—	(1,294)
Capital expenditures—other	—	(15,604)	—	—	(15,604)
Proceeds from asset disposals	—	2,607	—	—	2,607
Purchases of short-term investments	(500)	—	—	—	(500)
Investments in life insurance contracts	—	(57,342)	—	—	(57,342)
Intercompany investing activities	—	—	—	—	—
Other—net	—	(4,841)	—	—	(4,841)

Cash used by continuing investing activities	(500)	(76,474)	—	—	(76,974)

Financing activities
Long-term borrowings	—	—	—	—	—
Debt retirements	(340)	(8)	—	—	(348)
Debt issuance costs	—	—	—	—	—
Debt retirement costs	—	—	—	—	—
Interest rate swap terminations	—	—	—	—	—
Stock option exercises	23,116	—	—	—	23,116
Common dividends paid	(3,244)	—	—	—	(3,244)
Other—net	(61)	—	—	—	(61)

Cash provided (used ) by continuing financing activities	19,471	(8)	—	—	19,463

Net Cash Provided (Used) by Continuing Operations	39,530	4,856	—	(3,594)	40,792

Discontinued Operations
Cash provided (used) by discontinued operating activities	—	547	10,027	3,594	14,168
Cash used by discontinued investing activities	—	(547)	(10,027)	—	(10,574)
Cash provided by discontinued financing activities	—	—	—	—	—

Net Cash Provided by Discontinued Operations	—	—	—	3,594	3,594

Increase (Decrease) in Cash and Cash Equivalents	39,530	4,856	—	—	44,386
Cash and Cash Equivalents at Beginning of Period	134,813	(1,760)	—	—	133,053

Cash and Cash Equivalents at End of Period	$174,343	$3,096	$—	$—	$177,439

EXHIBIT A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Texas Industries, Inc.

We have reviewed the accompanying consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of November 30, 2005, and the related consolidated statements of operations for the three and six-month periods ended November 30, 2005 and 2004 and the related consolidated statements of cash flows for the six-month periods ended November 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of May 31, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended [not presented herein], and in our report dated August 10, 2005, except for the matters discussed in the last paragraph of the “Discontinued Operations” footnote, as to which the date is November 11, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of May 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Dallas, Texas

January 4, 2006

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading supplier of construction materials. On July 29, 2005, we completed the spin-off of our steel segment in the form of a pro-rata, tax-free dividend to our shareholders of one share of Chaparral Steel Company (“Chaparral”) common stock for each share of our common stock that was owned on July 20, 2005. As a result of the spin-off, the operating results of the steel segment prior to the spin-off are presented as discontinued operations. See Notes to Consolidated Financial Statements footnote entitled “Discontinued Operations” on pages 18 and 19. Our continuing operations constitute a single business segment which produces and sells cement, stone, sand and gravel, ready-mix concrete, expanded shale and clay aggregate, and other products from facilities concentrated in Texas, Louisiana and California.

RESULTS OF OPERATIONS

Net Sales. The following table presents certain sales information regarding our major products.

	Three months ended November 30,		Six months ended November 30,
In thousands except per unit	2005	2004	2005	2004

Sales
Cement	$105,442	$95,879	$215,517	$200,236
Stone, sand and gravel	34,830	30,596	76,723	63,120
Ready-mix	66,536	55,225	136,289	109,744
Other products	24,032	22,893	52,780	48,902
Interplant	(28,949)	(26,439)	(58,428)	(51,902)
Delivery fees	18,873	16,444	39,767	33,571

Net Sales	$220,764	$194,598	$462,648	$403,671

Shipments
Cement (tons)	1,241	1,299	2,583	2,748
Stone, sand and gravel (tons)	5,954	5,465	13,267	11,295
Ready-mix (cubic yards)	971	929	2,012	1,868

Prices
Cement ($/ton)	$84.94	$73.81	$83.42	$72.85
Stone, sand and gravel ($/ton)	5.85	5.60	5.78	5.59
Ready-mix ($/cubic yard)	68.51	59.42	67.72	58.77

Net sales were $220.8 million in the current three-month period, an increase of $26.2 million or 13% from the prior year period. Total cement sales increased $9.6 million on 15% higher average prices and 4% lower shipments. Total aggregate sales increased $4.2 million on 4% higher average prices and 9% higher shipments. Total ready-mix sales increased $11.3 million on 15% higher average prices and 5% higher volume.

Net sales were $462.6 million in the current six-month period, an increase of $59.0 million or 15% from the prior year period. Total cement sales increased $15.3 million on 15% higher average prices and 6% lower shipments. Total aggregate sales increased $13.6 million on 3% higher average prices and 17% higher shipments. Total ready-mix sales increased $26.5 million on 15% higher average prices and 8% higher volume.

Scheduled maintenance downtime at both of our Texas cement plants in the November 2005 quarter limited cement shipments in the current quarter. The unexpected downtime of our north Texas cement plant’s largest finish mill in the August 2005 quarter further limited cement shipments in the current six-month period. Following the maintenance work the Texas cement plants have performed well with the north Texas plant setting production and availability records for the month of November 2005. Aggregate and ready-mix shipments in the prior year period were impacted by inclement weather.

Construction activity in the Texas and California markets we serve remains solid. We believe market conditions should continue to support the price improvement we have experienced.

Cost of Products Sold. Cost of products sold was $197.9 million in the current three-month period and $392.2 million in the current six-month period, an increase from the prior year periods of $31.8 million and $48.4 million, respectively. Energy costs, particularly the cost of electricity we use in cement production, escalated during the last half of the August 2005 quarter and remained at high levels throughout the November 2005 quarter increasing costs approximately $14 million in the current quarter. The cost of scheduled maintenance downtime at our Texas cement plants in the November 30, 2005 quarter also increased costs approximately $10 million. Aggregate and ready-mix operations benefited from the efficiencies of higher production volumes.

Selling, General and Administrative. Selling, general and administrative expense was $14.8 million in the current three-month period, a decrease of $5.5 million from the prior year period primarily as a result of a $2.9 million decrease in stock-based compensation and $1.9 million decrease in incentive compensation expense. Selling, general and administrative expense was $38.1 million in the current six-month period, a decrease of $1.5 million from the prior year period primarily as a result of a $2.0 million decrease in incentive compensation expense offset in part by a $1.1 million increase in stock-based compensation expense.

Interest. Interest expense was $7.9 million in the current three-month period, an increase of $2.8 million from the prior year period. Interest expense was $17.1 million in the current six-month period, an increase of $6.9 million from the prior year period. In connection with the spin-off of Chaparral, we entered into new financing agreements and purchased the outstanding $600 million aggregate principal amount of 10.25% senior notes due 2011. On July 6, 2005, we issued $250 million aggregate principal amount of new 7.25% senior notes due 2013 and entered into a separate new senior secured revolving credit facility.

Interest expense to be capitalized on costs incurred for our Oro Grande, California cement plant expansion and modernization project will reduce the amount of interest expense recognized during the upcoming two year construction period. Total interest to be capitalized related to this project is currently estimated at $25 million.

Prior to the spin-off of Chaparral interest was allocated between continuing and discontinued operations based on the historic use of funds derived from long-term borrowings. Total accrued interest for the three-month period ended November 30, 2004 was $17.0 million, of which $12.0 million was allocated to discontinued operations. Total accrued interest for the six-month period ended November 30, 2005 was $22.5 million, of which $5.4 million was allocated to discontinued operations. Total accrued interest for the six-month period ended November 30, 2004 was $34.1 million, of which $23.9 million was allocated to discontinued operations.

Loss on Debt Retirements and Spin-off Charges. The six-month period ended November 30, 2005 includes a loss of $107.0 million related to the early retirement of our 10.25% senior notes and old credit facility consisting of $96.0 million in make-whole premiums and consent payments plus transaction costs and a write-off of $11.0 million of debt issuance costs and interest rate swap gains and losses associated with the debt repaid. In addition, we incurred $5.4 million in charges related to the spin-off of Chaparral.

Other Income. Other income was $8.2 million in the current three-month period, a decrease of $2.3 million from the prior year period. Other income was $12.3 million in the current six-month period, a decrease of $1.2 million from the prior year period. Other income in the current periods includes a gain of $3.7 million resulting from the sale of certain investment assets. Other income in the prior year periods includes a gain of $6.2 million resulting from the sale of emissions credits associated with the Company’s expanded shale and clay operations in south Texas. Routine sales of surplus operating assets and real estate resulted in gains of $2.4 million and $2.6 million in the three-month periods ended November 30, 2005 and 2004, respectively, and $4.6 million and $4.7 million in the six-month periods ended November 30, 2005 and 2004, respectively. Interest income was $1.4 million and $700,000 in the three-month periods ended November 30, 2005 and 2004, respectively, and $2.9 million and $1.0 million in the six-month periods ended November 30, 2005 and 2004, respectively.

Income Taxes. Federal income taxes for the interim periods ended November 30, 2005 and 2004 have been included in the accompanying financial statements on the basis of an estimated annual rate. The estimated annualized rate does not include the tax impact of the loss on debt retirements and Chaparral spin-off charges. The estimated annualized rate for continuing operations, excluding these charges, is 27.8% for 2005 compared to 27.1% for 2004. The effective rate for discontinued operations is 35% for 2005 and 2004, and reflects Chaparral’s allocable share of such tax as prescribed in our tax sharing agreement with Chaparral.

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

Income from Discontinued Operations – Net of Income Taxes. As a result of the spin-off of Chaparral, the operating results of our steel segment, including the allocation of certain corporate expenses, have been reclassified and presented as discontinued operations. The six-month period ended November 30, 2005 includes steel operations through the July 29, 2005 spin-off date.

LIQUIDITY AND CAPITAL RESOURCES

In addition to cash and cash equivalents of $133.3 million at November 30, 2005, our sources of liquidity include cash from operations, proceeds from sales of our short-term investments, borrowings available under our $200 million senior secured revolving credit facility and distributions available from our investments in life insurance contracts.

Short-term Investments. Our short-term investments, totaling $24.5 million at November 30, 2005, consist of investment grade auction rate securities with an active resale market to ensure liquidity and the ability to be readily converted into cash. These securities are expected to be sold within one year to fund current operations, or satisfy other cash requirements as needed.

Senior Secured Revolving Credit Facility. We have available a $200 million senior secured revolving credit facility expiring in July 2010. It includes a $50 million sub-limit for letters of credit. Any outstanding letters of credit are deducted from the borrowing availability under the facility. At November 30, 2005, $27.3 million of the facility was utilized to support letters of credit. Amounts drawn under the facility bear interest either at the LIBOR rate plus a margin of 1% to 2%, or at a base rate (which is the higher of the federal funds rate plus 0.5% and the prime rate) plus a margin of up to 1%. The interest rate margins are subject to adjustments based on our leverage ratio.

All of our consolidated subsidiaries, following the spin-off of Chaparral, have guaranteed our obligations under the credit facility. The credit facility is secured by first priority security interests in all or most of our existing and future accounts, inventory, equipment, intellectual property and other personal property, and in all of our equity interest in present and future domestic subsidiaries and 66% of the equity interest in any future foreign subsidiaries.

The credit facility contains covenants restricting, among other things, prepayment or redemption of our new 7.25% senior notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. We are required to comply with certain financial tests and to maintain certain financial ratios, such as leverage and interest coverage ratios. We are in compliance with all of our loan covenants.

Investments of Life Insurance Contracts. During the six-month period ended November 30, 2004 previous distributions received from our investments in life insurance contracts in the amount of $51.2 million were repaid. Approximately $50 million of these funds are available for redistribution at our election.

Contractual Obligations. The following is a summary of our estimated future payments under our material contractual obligations as of November 30, 2005.

	Periods ending November 30,
In thousands	Total	2006	2007	2008	2009-2010	After 2010
Long-term debt (1)	$252,533	$685	$1,475	$—	$—	$250,373
Convertible subordinated debentures (2)	199,937	—	—	—	—	199,937
Leases (3)	59,272	15,492	8,582	8,227	16,727	10,244
Coal supply contracts (4)	88,876	23,066	30,894	32,223	2,693	—
Other unconditional purchase obligations (5)	344,700	210,200	129,500	5,000	—	—
Asset retirement obligations (6)	19,330	970	491	288	379	17,202
Defined benefit plans (7) (8)	93,147	2,685	2,534	2,748	6,470	78,710

	$1,057,795	$253,098	$173,476	$48,486	$26,269	$556,466

(1)	Our long-term debt is described in Notes to Consolidated Financial Statements footnote entitled “Long-term Debt” on pages 12 and 13. Our outstanding letters of credit issued under the senior secured revolving credit facility only collateralize payment of recorded liabilities.
(2)	Our convertible subordinated debentures are described in Notes to Consolidated Financial Statements footnote entitled “Convertible Subordinated Debentures” on page 14.
(3)	We lease certain mobile and other equipment used in our operations under operating leases that may in the normal course of business be renewed or replaced by subsequent leases. Future payments under leases exclude mineral rights which are insignificant and are generally required only for products produced.
(4)	In December 2005 we renegotiated three long-term contracts for the purchase of coal for use in both cement plants and one expanded shale and clay plant in Texas that now require minimum amounts of coal be purchased. These future minimum payment amounts exclude transportation surcharges that may be imposed under certain circumstances.
(5)	We have entered into construction and equipment purchase contracts in connection with the expansion and modernization of our Oro Grande, California cement plant. We expect the project will take at least two years to construct with actual capital expenditures occurring as the work progresses.
(6)	We incur legal obligations for asset retirement as part of our normal operations related to land reclamation, plant removal and Resource Conservation and Recovery Act closures.
(7)	We pay benefits under a series of non-qualified defined benefit plans.
(8)	We pay benefits under a health benefit plan covering approximately 600 employees and retirees of our California cement subsidiary. These employees are also covered by a qualified defined benefit pension plan. We contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus additional amounts considered appropriate. We contributed $3.0 million in the six-month period ended November 30, 2005.

On April 13, 2005, we announced a project to expand and modernize our Oro Grande, California cement plant. We plan to expand the Oro Grande plant to approximately 2.3 million tons of advanced dry process cement production capacity annually, and retire the 1.3 million tons of existing, but less efficient, production after the new plant is commissioned. We expect the Oro Grande project will take at least two years to construct and will cost approximately $358 million excluding capitalized interest related to the project. We expect our capital expenditures in fiscal year 2006, including those related to the expansion and modernization of our Oro Grande cement plant, to be approximately $160 million.

We expect cash and cash equivalents, cash from operations, proceeds from sales of our short-term investments, available borrowings under our senior secured revolving credit facility and available distributions from our investments in life insurance contracts to be sufficient to provide funds for capital expenditure commitments (including the expansion and modernization of our Oro Grande, California cement plant), scheduled debt payments, working capital needs and other general corporate purposes for at least the next year.

Spin-off of Chaparral. We entered into a separation and distribution agreement with Chaparral in which we each released the other from all liabilities existing or arising from all acts and events occurring before the spin-off with respect to our respective businesses. The liabilities released or discharged do not include liabilities arising under or assigned by the separation and distribution agreement or any ancillary agreement, such as tax liabilities and liabilities to third parties. In the separation and distribution agreement Chaparral assumed all the liabilities related to the steel business and the transferred assets, and we and Chaparral agreed on the allocation of responsibility for certain employee benefits matters. The separation and distribution agreement also requires that each party indemnify the other against certain liabilities. See Notes to Consolidated Financial Statements footnote entitled “Legal Proceedings and Contingent Liabilities” on page 16.

Cash Flows

Net cash provided by continuing operating activities was $48.7 million in the current six-month period, compared to $98.3 million in the prior year period. The decrease resulted primarily from the utilization of tax benefits in the prior year and changes in working capital items. Accounts receivable decreased $12.0 million and inventories increased $7.7 million primarily due to normal seasonal factors. Accounts payable and accrued expenses increased $5.1 million due to higher manufacturing cost accruals.

Net cash used for continuing investing activities was $46.5 million in the current six-month period, compared to $77.0 million in the prior year period. Capital expenditures incurred in connection with the expansion and modernization of our Oro Grande, California cement plant were $12.0 million up $10.7 million from the prior year period. Capital expenditures for normal replacement and technological upgrades of existing equipment and acquisitions to sustain our existing operations were $17.9 million, up $2.3 million from the prior year period. In the current year period we invested $24.5 million in auction rate securities. In the prior year period we repaid distributions received from our investments in life insurance contracts in the amount of $51.2 million.

Net cash used for continuing financing activities was $451.2 million in the current six-month period, compared to $19.5 million provided in the prior year period. We purchased $600 million aggregate principal amount of our 10.25% senior notes, paying $96.0 million in make-whole premiums and consent payments plus transaction costs. To fund the purchase we issued $250 million aggregate principal amount of our new 7.25% senior notes and incurred $7.3 million in debt issuance costs, received a cash dividend of $341.1 million from Chaparral and used $112 million of cash and cash equivalents on hand.

Net cash provided by discontinued operations was $330.7 million in the current six-month period, compared to $3.6 million in the prior year period. In connection with our refinancing and spin-off transactions, Chaparral issued $300 million aggregate principal amount of senior notes and borrowed $50 million under its new $150 million credit facility. The net proceeds were used to pay us a dividend of $341.1 million.

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

Market Risk

Historically, we have not entered into derivatives or other financial instruments for trading or speculative purposes. Our short-term investments consist of auction rate securities that have their interest rates reset at predetermined intervals, typically less than 30 days, through an auction process. Due to the short duration between interest rate reset dates changes in market interest rates would not have a significant impact on their fair value. We have $250 million of 7.25% fixed-rate senior notes outstanding. The fair value of the debt will vary as interest rates change.

Our operations require large amounts of energy and are dependent upon energy sources, including electricity and fossil fuels. Prices for energy are subject to market forces largely beyond our control. In December 2005 we renegotiated three contracts for the purchase of coal for use in both cement plants and one expanded shale and clay plant in Texas. Each contract specifies a fixed price (escalated quarterly or annually) at which we must purchase a minimum amount of coal each calendar year through 2008, and we may purchase additional amounts up to a specified maximum. We have generally not entered into any long-term contracts to satisfy our natural gas and electricity needs. However, we continually monitor these markets and we may determine in the future to enter into long-term contracts. If we are unable to meet our requirements for fuel and electricity, we may experience interruptions in our production. Price increases or disruption of the uninterrupted supply of these products could adversely affect our results of operations.

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

The adoption of SFAS 123R will not have an impact on our consolidated financial position. Although the impact of SFAS 123R on our results of operations cannot be predicted at this time, because it will depend on the number of equity awards granted in the future, as well as the model used to value the awards, it is expected to have a significant effect on our future results of operations. However, had we adopted the requirements of SFAS 123R in prior periods, the impact would have approximated the amounts disclosed in Summary of Significant Accounting Policies – Stock-based Compensation in the Notes to Consolidated Financial Statements.

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

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the

Private Securities Litigation Reform Act of 1995

Certain statements contained in this quarterly report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the impact of competitive pressures and changing economic and financial conditions on our business, the level of construction activity in our markets, abnormal periods of inclement weather, unexpected periods of equipment downtime, changes in the cost of raw materials, fuel and energy, and the impact of environmental laws and other regulations. For further information refer to our Annual Report on Form 10-K for the year ended May 31, 2005.

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

Issuer Purchases of Equity Securities. The Company did not purchase any of its Common Stock on the open market during the three-month period ended November 30, 2005. However, the Company repurchased shares of its Common Stock in connection with so-called “stock swap exercises” of employee stock options in which shares are surrendered or deemed surrendered to the Company to pay the exercise price or to satisfy tax withholding obligations. The following table presents information with respect to such repurchases.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 1, 2005 – September 30, 2005	65,347	$54.76	N/A	N/A
October 1, 2005 – October 31, 2005	1,125	47.74	N/A	N/A
November 1, 2005 – November 30, 2005	—	—	N/A	N/A

Total	66,472	$54.64	N/A	N/A

Item 4. Submission of Matters to a Vote of Security Holders

The following provides information concerning the matter submitted to a vote at the Annual Meeting of Shareholders on October 18, 2005.

Proposal No. 1. Shareholders elected each of the following persons as a director of the Company for a term of office expiring at the Annual Meeting of Shareholders in 2008.

Name	Affirmative Votes	Negative Votes	Abstained or Non-voted
Robert Alpert	20,986,079	230,647	1,655,338
Sam Coats	20,759,562	457,164	1,655,338
Thomas R. Ransdell	20,760,858	455,868	1,655,338

Terms of office expire for the continuing directors Gordon E. Forward, Keith W. Hughes and Henry H. Mauz, Jr. in 2006 and for the continuing directors Mel G. Brekhus and Robert D. Rogers in 2007.

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

TEXAS INDUSTRIES, INC.

January 6, 2006	/s/ Richard M. Fowler
Richard M. Fowler
Executive Vice President - Finance and Chief Financial Officer
(Principal Financial Officer)

January 6, 2006	/s/ James R. McCraw
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