Form 10-Q
period 2006-02-28
TEXAS INDUSTRIES INC
filed 2006-03-31
CIK 97472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 23,135,179 shares of the Registrant’s Common Stock, $1.00 par value, outstanding as of March 27, 2006.

INDEX

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	(Unaudited)
In thousands	February 28, 2006	May 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$80,194	$251,600
Short-term investments	48,584	—
Accounts receivable – net	110,019	117,363
Inventories	103,553	83,291
Deferred income taxes and prepaid expenses	26,946	28,754

TOTAL CURRENT ASSETS	369,296	481,008

OTHER ASSETS
Goodwill	58,395	61,307
Real estate and investments	104,508	100,200
Deferred income taxes, intangibles and other charges	38,790	27,571
Net assets of discontinued operations	—	836,100

	201,693	1,025,178
PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	132,923	131,911
Buildings	45,235	45,847
Machinery and equipment	688,580	682,962
Construction in progress	62,415	22,096

	929,153	882,816
Less depreciation and depletion	490,132	470,163

	439,021	412,653

	$1,010,010	$1,918,839

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$75,111	$58,022
Accrued interest, wages and other items	33,412	49,449
Current portion of long-term debt	683	688

TOTAL CURRENT LIABILITIES	109,206	108,159

LONG-TERM DEBT	251,848	603,126

CONVERTIBLE SUBORDINATED DEBENTURES	199,937	199,937

DEFERRED INCOME TAXES AND OTHER CREDITS	61,079	80,050

SHAREHOLDERS’ EQUITY
Common stock, $1 par value	25,067	25,067
Additional paid-in capital	293,688	285,313
Retained earnings	129,576	686,476
Cost of common stock in treasury	(52,668)	(61,566)
Pension liability adjustment	(7,723)	(7,723)

	387,940	927,567

	$1,010,010	$1,918,839

See notes to consolidated financial statements.

(Unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Three months ended February 28,		Nine months ended February 28,
In thousands except per share	2006	2005	2006	2005
NET SALES	$216,763	$181,039	$679,411	$584,710

COSTS AND EXPENSES (INCOME)
Cost of products sold	179,397	164,238	571,553	508,005
Selling, general and administrative	20,487	17,515	58,547	57,028
Interest	7,340	5,648	24,455	15,822
Loss on debt retirements and spin-off charges	—	314	112,391	314
Other income	(5,274)	(7,008)	(17,576)	(20,470)

	201,950	180,707	749,370	560,699

INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	14,813	332	(69,959)	24,011

Income taxes (benefit)	3,502	(1,150)	(27,440)	5,260

INCOME (LOSS) FROM CONTINUING OPERATIONS	11,311	1,482	(42,519)	18,751
Income from discontinued operations – net of income taxes	—	14,508	8,691	64,079

NET INCOME (LOSS)	$11,311	$15,990	$(33,828)	$82,830

Basic earnings (loss) per share
Income (loss) from continuing operations	$.49	$.06	$(1.85)	$.86
Income from discontinued operations	—	.65	.38	2.93

Net income (loss)	$.49	$.71	$(1.47)	$3.79

Diluted earnings (loss) per share
Income (loss) from continuing operations	$.47	$.06	$(1.85)	$.83
Income from discontinued operations	—	.63	.38	2.82

Net income (loss)	$.47	$.69	$(1.47)	$3.65

Average shares outstanding
Basic	23,117	22,413	22,986	21,858
Diluted	27,628	23,231	22,986	22,674

Cash dividends per share	$.075	$.075	$.225	$.225

See notes to consolidated financial statements.

(Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Nine months ended February 28,
In thousands	2006	2005
CONTINUING OPERATIONS
Operating Activities
Income (loss) from continuing operations	$(42,519)	$18,751
Adjustments to reconcile income (loss) from continuing operations to cash provided by continuing operating activities
Loss on debt retirements	107,006	—
Gain on asset disposals	(9,277)	(6,154)
Depreciation, depletion and amortization	33,373	34,728
Deferred income taxes (benefit)	(26,632)	16,233
Income tax benefit from stock option exercises	—	8,000
Other - net	990	586
Changes in operating assets and liabilities
Accounts receivable - net	7,239	11,189
Inventories	(20,262)	1,135
Prepaid expenses	393	1,463
Accounts payable and accrued liabilities	(512)	6,277
Other credits	4,201	2,020

Cash provided by continuing operating activities	54,000	94,228

Investing Activities
Capital expenditures – expansions	(36,061)	(1,518)
Capital expenditures – other	(27,512)	(31,583)
Proceeds from asset disposals	14,509	6,444
Purchases of short-term investments	(48,500)	(500)
Investments in life insurance contracts	(4,071)	(58,676)
Other - net	(2,015)	(659)

Cash used by continuing investing activities	(103,650)	(86,492)

Financing Activities
Long-term borrowings	250,000	—
Debt retirements	(600,353)	(357)
Debt issuance costs	(7,356)	—
Debt retirement costs	(96,029)	—
Interest rate swap terminations	—	(6,315)
Stock option exercises	7,028	39,565
Common dividends paid	(5,172)	(4,939)
Other - net	—	—

Cash provided (used) by continuing financing activities	(451,882)	27,954

Net Cash Provided (Used) by Continuing Operations	(501,532)	35,690

DISCONTINUED OPERATIONS
Cash provided (used) by discontinued operating activities	(7,704)	7,313
Cash used by discontinued investing activities	(2,757)	(15,932)
Cash provided by discontinued financing activities	340,587	—

Net Cash Provided (Used) by Discontinued Operations	330,126	(8,619)

Increase (Decrease) in Cash and Cash Equivalents	(171,406)	27,071

Cash and Cash Equivalents at Beginning of Period	251,600	133,053

Cash and Cash Equivalents at End of Period	$80,194	$160,124

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended February 28, 2006, are not necessarily indicative of the results that may be expected for the year ended May 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Current Report on Form 8-K dated November 15, 2005.

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

Short-Term Investments. The Company’s short-term investments consist of investment grade auction rate securities with an active resale market to ensure liquidity and the ability to be readily converted into cash to fund current operations, or satisfy other cash requirements as needed. These securities have legal maturities ranging from 19 to 38 years, but have their interest rates reset at predetermined intervals, typically less than 30 days, through an auction process. These securities are expected to be sold within one year, regardless of their legal maturity date. Accordingly, these securities have been classified as available-for-sale and as current assets in the consolidated balance sheet as of February 28, 2006. The auction rate securities are stated at cost plus accrued interest which approximates fair value. Net unrealized gains and losses, net of deferred taxes, are not significant due to the short duration between interest rate reset dates. Purchase and sale activity of short-term investments is presented as cash flows from investing activities in the consolidated statements of cash flows.

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

Goodwill. Management tests goodwill for impairment at least annually by reporting unit. If the carrying amount of the goodwill exceeds its fair value an impairment loss is recognized. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future prices for the Company’s products, capital needs, economic trends and other factors. Goodwill having a carrying value of $58.4 million at February 28, 2006 and $61.3 million at May 31, 2005 resulted from the acquisition of Riverside Cement Company and is identified with the Company’s California cement operations. During the nine-month period ended February 28, 2006 goodwill was adjusted to recognize a deferred tax asset in the amount of $2.9 million related to the acquisition. The fair value of the reporting unit exceeds its carrying value.

Real Estate and Investments. Surplus real estate and real estate acquired for development of high quality industrial, office or multi-use parks totaled $8.1 million at February 28, 2006 and $9.2 million at May 31, 2005.

Investments are composed primarily of life insurance contracts purchased in connection with certain Company benefit plans. The contracts, recorded at their net cash surrender value, totaled $95.9 million (net of distributions of $1.3 million) at February 28, 2006 and $89.4 million (net of distributions of $1.3 million) at May 31, 2005. During the nine-month period ended February 28, 2005 distributed amounts totaling $51.2 million were repaid.

Deferred Charges and Intangibles. Deferred charges are composed primarily of debt issuance costs that totaled $11.6 million at February 28, 2006 and $17.3 million at May 31, 2005. The costs are associated with various debt issues and amortized over the term of the related debt.

Intangibles are composed of non-compete agreements and other intangibles with finite lives being amortized on a straight-line basis over periods of 7 to 15 years. Their carrying value, adjusted for write-offs, totaled $1.5 million (net of accumulated amortization of $2.9 million) at February 28, 2006 and $1.8 million (net of accumulated amortization of $2.6 million) at May 31, 2005. Amortization expense incurred was $300,000 in both nine-month periods ended February 28, 2006 and 2005. Estimated amortization expense for each of the five succeeding years is $300,000 per year.

Other Credits. Other credits composed primarily of liabilities related to the Company’s retirement plans, deferred compensation agreements and asset retirement obligations totaled $60.4 million at February 28, 2006 and $57.8 million at May 31, 2005.

Asset Retirement Obligations. Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which applies to legal obligations associated with the retirement of long-lived assets, requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through a charge to operating expense. A gain or loss on settlement is recognized if the obligation is settled for other than the carrying amount of the liability.

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

Changes in the Company’s asset retirement obligations are as follows:

	Nine months ended February 28,
In thousands	2006	2005
Balance at beginning of period	$4,655	$4,455
Additions	5	—
Accretion expense	246	236
Settlements	(585)	(222)

Balance at end of period	$4,321	$4,469

Pension Liability Adjustment. The pension liability adjustment to shareholders’ equity of $7.7 million (net of tax of $4.2 million) at both February 28, 2006 and May 31, 2005 relates to a defined benefit retirement plan covering approximately 600 employees and retirees of the Company’s California cement subsidiary. Comprehensive income or loss consists of net income or loss and the pension liability adjustment to shareholders’ equity. Comprehensive income (loss) was the same as net income (loss) for the three-month and nine-month periods ended February 28, 2006 and 2005.

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

	Three months ended February 28,		Nine months ended February 28,
In thousands	2006	2005	2006	2005
Cement	$86,880	$71,312	$267,512	$240,179
Stone, sand and gravel	25,132	22,638	82,577	68,542
Ready-mix	59,676	47,680	195,806	157,310
Other products	27,116	22,095	75,790	67,794
Delivery fees	17,959	17,314	57,726	50,885

	$216,763	$181,039	$679,411	$584,710

Other Income. Routine sales of surplus operating assets and real estate resulted in gains of $3.0 million and $3.8 million in the three-month periods ended February 28, 2006 and 2005, respectively, and $7.6 million and $8.5 million in the nine-month periods ended February 28, 2006 and 2005, respectively. In addition, other income in the nine-month period ended February 28, 2006 includes a gain of $3.8 million resulting from the sale of certain investment assets. Other income in the nine-month period ended February 28, 2005 includes a gain of $6.2 million resulting from the sale of emissions credits associated with the Company’s expanded shale and clay operations in south Texas.

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

Basic and Diluted EPS are calculated as follows:

	Three months ended February 28,		Nine months ended February 28,
In thousands except per share	2006	2005	2006	2005
Basic earnings (loss)
Income (loss) from continuing operations	$11,311	$1,482	$(42,519)	$18,751
Income from discontinued operations	—	14,508	8,691	64,079

Net income (loss)	$11,311	$15,990	$(33,828)	$82,830

Diluted earnings (loss)
Income (loss) from continuing operations	$11,311	$1,482	$(42,519)	$18,751
Interest on convertible subordinated debentures—net of tax	1,787	—	—	—

Diluted income (loss) from continuing operations	13,098	1,482	(42,519)	18,751
Income from discontinued operations	—	14,508	8,691	64,079

Diluted income (loss)	$13,098	$15,990	$(33,828)	$82,830

Shares
Weighted-average shares outstanding	23,089	22,378	22,957	21,807
Contingently issuable shares	28	35	29	51

Basic weighted-average shares	23,117	22,413	22,986	21,858
Convertible subordinated debentures	3,897	—	—	—
Dilutive effect of stock options and awards	614	818	—	816

Diluted weighted-average shares*	27,628	23,231	22,986	22,674

Basic earnings (loss) per share
Income (loss) from continuing operations	$.49	$.06	$(1.85)	$.86
Income from discontinued operations	—	.65	.38	2.93

Net income (loss)	$.49	$.71	$(1.47)	$3.79

Diluted earnings (loss) per share
Income (loss) from continuing operations	$.47	$.06	$(1.85)	$.83
Income from discontinued operations	—	.63	.38	2.82

Net income (loss)	$.47	$.69	$(1.47)	$3.65

* Shares excluded due to antidilutive effect
Convertible subordinated debentures	—	2,888	3,897	2,888
Stock options and awards	—	—	731	173

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

In accordance with SFAS No. 123, the Company discloses the compensation cost, recognized ratably over the shorter of the vesting period or required service period, based on the estimated fair value at the date of grant. The fair value of each option grant was estimated on the date of grant for purposes of the pro forma disclosures using the Black-Scholes option-pricing model. In the nine-month period ended February 28, 2006, the weighted-average fair value of options granted was $20.46 based on weighted average assumptions for dividend yield of .58%, volatility factor of .338, risk-free interest rate of 4.31% and expected life in years of 6.4.

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

If the Company had applied the fair value recognition provision of SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been adjusted to the following pro forma amounts:

	Three months ended February 28,		Nine months ended February 28,
In thousands except per share	2006	2005	2006	2005
Net income (loss)
As reported	$11,311	$15,990	$(33,828)	$82,830
Plus: stock-based compensation included in the determination of net income (loss) as reported, net of tax	1,748	933	4,215	2,677
Less: fair value of stock-based compensation, net of tax	(2,424)	(748)	(4,454)	(2,645)

Pro forma	$10,635	$16,175	$(34,067)	$82,862

Basic earnings (loss) per share
As reported	$.49	$.71	$(1.47)	$3.79
Pro forma	.46	.72	(1.48)	3.79

Diluted earnings (loss) per share
As reported	$.47	$.69	$(1.47)	$3.65
Pro forma	.45	.70	(1.48)	3.65

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

Accounting for Mining Stripping Costs. In March 2005, the Emerging Issues Task Force reached a consensus on Issue 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry,” which will become effective for the Company beginning June 1, 2006. EITF 04-06 requires that stripping costs incurred during the production phase of the mine be included in the costs of the inventory produced during the period that the stripping costs are incurred. Although dependent in part on the future level of post-production stripping activity which varies from period to period, the Company does not expect that the adoption of EITF 04-6 will have a material impact on its financial position or results of operations.

WORKING CAPITAL

Working capital totaled $260.1 million at February 28, 2006, compared to $372.8 million at May 31, 2005.

Accounts receivable are presented net of allowances for doubtful receivables of $2.4 million at February 28, 2006 and $2.2 million at May 31, 2005. Provisions for bad debts charged to expense were $500,000 in both nine-month periods ended February 28, 2006 and 2005, respectively. Uncollectible accounts written off amounted to $400,000 and $2.3 million in the nine-month periods ended February 28, 2006 and 2005, respectively.

Inventories consist of:

In thousands	February 28, 2006	May 31, 2005
Finished products	$8,849	$6,353
Work in process	44,542	34,273
Raw materials and supplies	50,162	42,665

	$103,553	$83,291

Inventories are stated at cost (not in excess of market) with approximately 68% of inventories using the last-in, first-out (“LIFO”) method. If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $17.9 million at February 28, 2006 and $16.8 million at May 31, 2005.

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

Accrued interest, wages and other items consist of:

In thousands	February 28, 2006	May 31, 2005
Interest	$4,366	$8,908
Employee compensation	18,650	27,919
Income taxes	—	2,036
Property taxes and other	10,396	10,586

	$33,412	$49,449

LONG-TERM DEBT

Long-term debt is comprised of the following:

In thousands	February 28, 2006	May 31, 2005
Senior secured revolving credit facility expiring in 2010	$—	$—
Senior notes due 2013, interest rate 7.25%	250,000	—
Pollution control bonds due through 2007, interest rate 5.625% (75% of prime)	2,155	2,495
Refinanced debt	—	600,932
Other	376	387

	252,531	603,814
Less current maturities	683	688

	$251,848	$603,126

Refinancing in Connection with the Spin-off of Chaparral. In connection with the spin-off of Chaparral in July 2005 (see “Discontinued Operations” footnote on pages 18 and 19), the Company entered into new financing agreements and purchased the outstanding $600 million aggregate principal amount of its 10.25% senior notes due 2011 (“10.25% Senior Notes”). On July 6, 2005, the Company issued $250 million aggregate principal amount of its new 7.25% senior notes due July 15, 2013 (“7.25% Senior Notes”) and entered into a new senior secured revolving credit facility. In addition, Chaparral issued $300 million aggregate principal amount of its new senior notes due 2013 (“Chaparral Senior Notes”) and entered into a separate new senior secured revolving credit facility. Chaparral used the net proceeds from its note offering and borrowings under its credit facility to pay the Company a dividend of $341.1 million. The Company used the net proceeds from its offering of notes, the dividend paid by Chaparral and existing cash to purchase for cash all of its outstanding $600 million aggregate principal amount of 10.25% Senior Notes. The Company paid a total of $699.5 million to the holders of the 10.25% Senior Notes, which was comprised of $600 million of principal, $3.6 million of accrued interest and $95.9 million of make-whole premiums and consent fees. In the current nine-month period, the Company recorded a charge of $107.0 million related to the early retirement of the 10.25% Senior Notes and old credit facility, consisting of $96.0 million in premiums or consent payments and transaction costs and a write-off of $11.0 million of debt issuance costs and interest rate swap gains and losses associated with the debt repaid. On July 29, 2005, Chaparral became an independent, public company and the Company has no obligations with respect to Chaparral’s long-term debt. Chaparral is not a guarantor of any of the Company’s indebtedness nor is the Company a guarantor of any Chaparral indebtedness.

7.25% Senior Notes. At any time on or prior to July 15, 2009, the Company may redeem the notes at a redemption price equal to the sum of the principal amount thereof, plus accrued interest and a make-whole premium. On and after July 15, 2009, the Company may redeem the notes at a premium of 103.625% in 2009, 101.813% in 2010 and 100% in 2011 and thereafter. In addition, prior to July 15, 2008, the Company may redeem up to 35% of the aggregate principal amount of the notes at a redemption price equal to 107.25% of the principal amount thereof, plus accrued interest with the net cash proceeds from certain equity offerings.

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

Senior Secured Revolving Credit Facility. The senior secured revolving credit facility expires in July 2010 and provides up to $200 million of available borrowings. It includes a $50 million sub-limit for letters of credit. Any outstanding letters of credit are deducted from the borrowing availability under the facility. At February 28, 2006, $27.3 million of the facility was utilized to support letters of credit. Amounts drawn under the facility bear interest either at the LIBOR rate plus a margin of 1% to 2%, or at a base rate (which is the higher of the federal funds rate plus 0.5% and the prime rate) plus a margin of up to 1%. The interest rate margins are subject to adjustments based on the Company’s leverage ratio. Commitment fees are payable currently at an annual rate of 0.375% on the unused portion of the facility. The Company may terminate the facility at any time.

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

The credit facility contains covenants restricting, among other things, prepayment or redemption of the Company’s new senior notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. The Company is required to comply with certain financial tests and to maintain certain financial ratios, such as leverage and interest coverage ratios. At February 28, 2006, the Company was in compliance with all of its loan covenants.

Other. Maturities of long-term debt for each of the five succeeding years are $700,000 for 2007, $1.5 million for 2008 and none for 2009 through 2011. Interest paid was $52.7 million and $66.6 million in the nine-month periods ended February 28, 2006 and 2005, respectively. Interest capitalized was $500,000 in the three-month and nine-month periods ended February 28, 2006. No interest was capitalized in the prior year periods.

CONVERTIBLE SUBORDINATED DEBENTURES

On June 5, 1998, the Company issued $206.2 million aggregate principal amount of 5.5% convertible subordinated debentures due June 30, 2028 (the “Debentures”). TXI Capital Trust I (the “Trust”), a Delaware business trust 100% owned by the Company, issued 4,000,000 of its 5.5% Shared Preference Redeemable Securities (“Preferred Securities”) to the public for gross proceeds of $200 million. The combined proceeds from the issuance of the Preferred Securities and the issuance to the Company of the common securities of the Trust were invested by the Trust in the Debentures which are the sole assets of the Trust. At February 28, 2006, 3,998,744 Preferred Securities, representing an undivided beneficial interest in $199.9 million of the $206.1 million aggregate principal amount of Debentures, were outstanding.

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

SHAREHOLDERS’ EQUITY

Common stock consists of:

In thousands	February 28, 2006	May 31, 2005
Shares authorized	40,000	40,000
Shares outstanding	23,129	22,728
Shares held in treasury	1,938	2,339
Shares reserved for stock options and other	3,675	4,036

There are authorized 100,000 shares of Cumulative Preferred Stock, no par value, of which 20,000 shares are designated $5 Cumulative Preferred Stock (Voting), redeemable at $105 per share and entitled to $100 per share upon dissolution. An additional 25,000 shares are designated Series B Junior Participating Preferred Stock. The Series B Preferred Stock is not redeemable and ranks, with respect to the payment of dividends and the distribution of assets, junior to (i) all other series of the Preferred Stock unless the terms of any other series shall provide otherwise and (ii) the $5 Cumulative Preferred Stock. No shares of Cumulative Preferred Stock or Series B Junior Participating Preferred Stock were outstanding as of February 28, 2006. Pursuant to a Rights Agreement, in November 1996, the Company distributed a dividend of one preferred share purchase right for each outstanding share of the Company’s Common Stock. Each right entitles the holder to purchase from the Company one two-thousandth of a share of the Series B Junior Participating Preferred Stock at a price of $122.50, subject to adjustment. The rights will expire on November 1, 2006 unless the date is extended or the rights are earlier redeemed or exchanged by the Company pursuant to the Rights Agreement.

STOCK-BASED COMPENSATION

Stock Option Plans. The Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (the “2004 Plan”) provides that, in addition to other types of awards, non-qualified and incentive stock options to purchase Common Stock may be granted to employees and non-employee directors at market prices at date of grant. Options become exercisable in installments beginning one year after date of grant and expire ten years later. In addition, non-qualified and incentive stock options remain outstanding under the Company’s 1993 Stock Option Plan.

A summary of option transactions for the nine-month period ended February 28, 2006, follows:

	Shares Under Option	Weighted-Average Option Price
Outstanding at May 31, 2005	1,736,050	$33.48
Spin-off share adjustment	443,462	—
Granted	223,500	51.71
Exercised	(432,276)	24.66
Canceled	(358,569)	32.17

Outstanding at February 28, 2006	1,612,167	$29.45

Exercisable at February 28, 2006	812,618	$26.10

Non-vested options held by Chaparral’s employees and new directors were cancelled on July 29, 2005 in connection with the spin-off of Chaparral. Options held by the Company’s continuing employees and directors and vested options held by Chaparral’s employees and new directors were adjusted based on the closing share prices of the Company and Chaparral on July 29, 2005. Outstanding options expire on various dates to January 18, 2016. The Company has reserved 2,048,995 shares for future awards under the 2004 Plan.

Other Stock-based Compensation. The Company has provided stock-based compensation to employees and directors under stock appreciation rights contracts, deferred compensation agreements, restricted stock payments and a former stock awards program. At February 28, 2006, outstanding Stock Appreciation Rights totaled 161,311 shares, deferred compensation agreements payable in cash totaled 97,826 shares, deferred compensation agreements payable in common stock totaled 4,231 shares and stock awards totaled 10,020 shares. Total charges under these grants and restricted stock payments included in selling, general and administrative expense were $2.7 million and $1.4 million in the three-month periods ended February 28, 2006 and 2005, respectively, and $6.5 million and $4.1 million in the nine-month periods ended February 28, 2006 and 2005, respectively.

INCOME TAXES

Federal income taxes for the interim periods ended February 28, 2006 and 2005, have been included in the accompanying financial statements on the basis of an estimated annual rate for continuing operations. The estimated annualized rate for continuing operations does not include the tax impact of the loss on debt retirements and Chaparral spin-off charges. The estimated annualized rate for continuing operations, excluding these charges, is 27.1% for 2006 compared to 21.9% for 2005. The effective rate for discontinued operations is 35% for 2006 and 2005, and reflects Chaparral’s allocable share of such tax as prescribed in the tax sharing agreement between the Company and Chaparral. The Company made income tax payments of $4.3 million and $8.9 million in the nine-month periods ended February 28, 2006 and 2005, respectively.

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

RETIREMENT PLANS

Approximately 600 employees and retirees of Riverside Cement Company are covered by a defined benefit pension plan and a postretirement health benefit plan. The amount of the defined benefit pension plan and postretirement health benefit plan expense charged to costs and expenses in the three-month and nine-month periods ended February 28, 2006 and 2005, are as follows:

	Pension Benefit		Health Benefit
In thousands	2006	2005	2006	2005
Three months ended February 28
Service cost	$143	$109	$27	$23
Interest cost	624	644	87	123
Expected return on plan assets	(691)	(611)	—	—
Amortization of prior service cost	—	—	(212)	(211)
Amortization of net actuarial loss	264	125	185	226

	$340	$267	$87	$161

Nine months ended February 28
Service cost	$429	$327	$80	$69
Interest cost	1,872	1,932	260	369
Expected return on plan assets	(2,073)	(1,832)	—	—
Amortization of prior service cost	—	—	(634)	(633)
Amortization of net actuarial loss	791	375	554	678

	$1,019	$802	$260	$483

The Company has a series of financial security plans (“FSP”) that are non-qualified defined benefit plans providing retirement and death benefits to substantially all of the Company’s executive and key managerial employees. The plans are contributory but not funded.

The amount of FSP benefit expense charged to costs and expenses in the three-month and nine-month periods ended February 28, 2006 and 2005, are as follows:

	FSP Benefit
In thousands	2006	2005
Three months ended February 28
Service cost	$487	$415
Interest cost	418	347
Amortization of transition amount	—	41
Participant contributions	(79)	(70)

	$826	$733

Nine months ended February 28
Service cost	$1,462	$1,245
Interest cost	1,254	1,041
Amortization of transition amount	—	124
Participant contributions	(231)	(219)

	$2,485	$2,191

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

In the current nine-month period the Company recorded a loss of $107.0 million related to the early retirement of the 10.25% Senior Notes and old credit facility and incurred $5.4 million in spin-off related charges.

Summarized financial information for discontinued operations is presented below:

	Three months ended February 28,		Nine months ended February 28,
In thousands	2006	2005	2006 (a)	2005
Net sales	$—	$259,119	$198,893	$799,019
Cost and expenses	—	236,789	185,509	700,415

Income before income/taxes	—	22,330	13,384	98,604
Income taxes	—	7,822	4,693	34,525

Income from discontinued operations	$—	$14,508	$8,691	$64,079

(a)	Includes operations through July 29, 2005.

The following is a summary of the assets and liabilities of discontinued operations as of the July 29, 2005 spin-off and prior year-end.

In thousands	July 29, 2005	May 31, 2005
Assets
Current assets	$361,863	$393,417
Property, plant and equipment – net	623,165	628,457
Goodwill	85,167	85,167
Other assets	16,742	7,586

	1,086,937	1,114,627
Liabilities
Current liabilities	72,089	130,757
Long-term debt	350,000	—
Deferred income taxes and other credits	146,949	147,770

	569,038	278,527

	517,899	836,100
Total distribution charged to retained earnings	(517,899)	—

Net Assets of Discontinued Operations	$—	$836,100

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

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating balance sheet at February 28, 2006

Cash and cash equivalents	$79,360	$834	$—	$—	$80,194
Short-term investments	48,584	—	—	—	48,584
Accounts receivable - net	—	110,019	—	—	110,019
Intercompany receivables	3,203	114,479	—	(117,682)	—
Inventories	—	103,553	—	—	103,553
Deferred income taxes and prepaid expenses	1,019	25,927	—	—	26,946

Total current assets	132,166	354,812	—	(117,682)	369,296

Goodwill	—	58,395	—	—	58,395
Real estate and investments	95,926	8,582	—	—	104,508
Deferred income taxes, intangibles and other charges	63,866	6,884	—	(31,960)	38,790
Net assets of discontinued operations	—	—	—	—	—
Investment in subsidiaries	650,271	—	—	(650,271)	—
Long-term intercompany receivables	50,000	—	—	(50,000)	—
Property, plant and equipment—net	—	439,021	—	—	439,021

Total assets	$992,229	$867,694	$—	$(849,913)	$1,010,010

Accounts payable	$84	$75,027	$—	$—	$75,111
Intercompany payables	114,479	3,203	—	(117,682)	—
Accrued interest, wages and other items	8,286	25,126	—	—	33,412
Current portion of long-term debt	683	—	—	—	683

Total current liabilities	123,532	103,356	—	(117,682)	109,206

Long-term debt	251,848	—	—	—	251,848
Convertible subordinated debentures	199,937	—	—	—	199,937
Long-term intercompany payables	—	50,000	—	(50,000)	—
Deferred income taxes and other credits	28,972	64,067	—	(31,960)	61,079
Shareholders’ equity	387,940	650,271	—	(650,271)	387,940

Total liabilities and shareholders’ equity	$992,229	$867,694	$—	$(849,913)	$1,010,010

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating balance sheet at May 31, 2005

Cash and cash equivalents	$241,287	$10,313	$—	$—	$251,600
Short-term investments	—	—	—	—	—
Accounts receivable - net	—	117,363	—	—	117,363
Intercompany receivables	240,978	15,360	—	(256,338)	—
Inventories	—	83,291	—	—	83,291
Deferred income taxes and prepaid expenses	698	28,056	—	—	28,754

Total current assets	482,963	254,383	—	(256,338)	481,008

Goodwill	—	61,307	—	—	61,307
Real estate and investments	—	100,200	—	—	100,200
Deferred income taxes, intangibles and other charges	18,077	10,287	—	(793)	27,571
Net assets of discontinued operations	(12,891)	489,720	359,764	(493)	836,100
Investment in subsidiaries	1,221,131	—	—	(1,221,131)	—
Long-term intercompany receivables	50,000	—	—	(50,000)	—
Property, plant and equipment - net	—	412,653	—	—	412,653

Total assets	$1,759,280	$1,328,550	$359,764	$(1,528,755)	$1,918,839

Accounts payable	$297	$57,725	$—	$—	$58,022
Intercompany payables	15,360	240,978	—	(256,338)	—
Accrued interest, wages and other items	11,084	38,365	—	—	49,449
Current portion of long-term debt	680	8	—	—	688

Total current liabilities	27,421	337,076	—	(256,338)	108,159

Long-term debt	602,747	379	—	—	603,126
Convertible subordinated debentures	199,937	—	—	—	199,937
Long-term intercompany payables	—	50,000	—	(50,000)	—
Deferred income taxes and other credits	1,608	79,235	—	(793)	80,050
Shareholders’ equity	927,567	861,860	359,764	(1,221,624)	927,567

Total liabilities and shareholders’ equity	$1,759,280	$1,328,550	$359,764	$(1,528,755)	$1,918,839

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating statement of operations for three months ended February 28, 2006

Net sales	$—	$216,763	$—	$—	$216,763
Costs and expenses (income)
Cost of products sold	—	179,397	—	—	179,397
Selling, general and administrative	2,222	18,265	—	—	20,487
Interest	7,837	366	—	(863)	7,340
Loss on debt retirements and spin-off charges	—	—	—	—	—
Other income	(1,557)	(3,717)	—	—	(5,274)
Intercompany other income	(863)	—	—	863	—

	7,639	194,311	—	—	201,950

Income (loss) before the following items	(7,639)	22,452	—	—	14,813
Income taxes (benefit)	(2,812)	6,314	—	—	3,502

	(4,827)	16,138	—	—	11,311
Income from discontinued operations - net of income taxes	—	—	—	—	—
Equity in earnings (loss) of subsidiaries	16,138	—	—	(16,138)	—

Net income (loss)	$11,311	$16,138	$—	$(16,138)	$11,311

Condensed consolidating statement of operations for three months ended February 28, 2005

Net sales	$—	$181,039	$—	$—	$181,039
Costs and expenses (income)
Cost of products sold	—	164,242	—	(4)	164,238
Selling, general and administrative	1,000	16,515	—	—	17,515
Interest	5,601	910	—	(863)	5,648
Loss on debt retirements and spin-off charges	314	—	—	—	314
Other income	(946)	(6,062)	—	—	(7,008)
Intercompany other income	(863)	—	—	863	—

	5,106	175,605	—	(4)	180,707

Income (loss) before the following items	(5,106)	5,434	—	4	332
Income taxes (benefit)	(1,805)	654	—	1	(1,150)

	(3,301)	4,780	—	3	1,482
Income from discontinued operations - net of income taxes	—	(173)	14,681	—	14,508
Equity in earnings (loss) of subsidiaries	19,291	—	—	(19,291)	—

Net income (loss)	$15,990	$4,607	$14,681	$(19,288)	$15,990

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating statement of operations for nine months ended February 28, 2006

Net sales	$—	$679,411	$—	$—	$679,411
Costs and expenses (income)
Cost of products sold	—	571,553	—	—	571,553
Selling, general and administrative	5,272	53,275	—	—	58,547
Interest	24,944	2,129	—	(2,618)	24,455
Loss on debt retirements and spin-off charges	112,391	—	—	—	112,391
Other income	(4,424)	(13,152)	—	—	(17,576)
Intercompany other income	(2,618)	—	—	2,618	—

	135,565	613,805	—	—	749,370

Income (loss) before the following items	(135,565)	65,606	—	—	(69,959)
Income taxes (benefit)	(47,704)	20,264	—	—	(27,440)

	(87,861)	45,342	—	—	(42,519)
Income from discontinued operations - net of income taxes	—	(176)	8,867	—	8,691
Equity in earnings (loss) of subsidiaries	54,033	—	—	(54,033)	—

Net income (loss)	$(33,828)	$45,166	$8,867	$(54,033)	$(33,828)

Condensed consolidating statement of operations for nine months ended February 28, 2005

Net sales	$—	$584,710	$—	$—	$584,710
Costs and expenses (income)
Cost of products sold	—	508,017	—	(12)	508,005
Selling, general and administrative	2,151	54,877	—	—	57,028
Interest	15,638	2,802	—	(2,618)	15,822
Loss on debt retirements and spin-off charges	314	—	—	—	314
Other income	(1,930)	(18,540)	—	—	(20,470)
Intercompany other income	(2,618)	—	—	2,618	—

	13,555	547,156	—	(12)	560,699

Income (loss) before the following items	(13,555)	37,554	—	12	24,011
Income taxes (benefit)	(4,744)	10,000	—	4	5,260

	(8,811)	27,554	—	8	18,751
Income from discontinued operations—net of income taxes	—	(699)	64,778	—	64,079
Equity in earnings (loss) of subsidiaries	91,641	—	—	(91,641)	—

Net income (loss)	$82,830	$26,855	$64,778	$(91,633)	$82,830

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating statement of cash flows for nine months ended February 28, 2006

Continuing Operations
Cash provided by continuing operating activities	$3,754	$39,233	$—	$11,013	$54,000

Investing activities
Capital expenditures - expansions	—	(36,061)	—	—	(36,061)
Capital expenditures - other	—	(27,512)	—	—	(27,512)
Proceeds from asset disposals	—	14,509	—	—	14,509
Purchases of short-term investments	(48,500)	—	—	—	(48,500)
Investments in life insurance contracts	(4,071)	—	—	—	(4,071)
Intercompany investing activities	341,139	—	—	(341,139)	—
Other - net	(2,367)	352	—	—	(2,015)

Cash used by continuing investing activities	286,201	(48,712)	—	(341,139)	(103,650)

Financing activities
Long-term borrowings	250,000	—	—	—	250,000
Debt retirements	(600,353)	—	—	—	(600,353)
Debt issuance costs	(7,356)	—	—	—	(7,356)
Debt retirement costs	(96,029)	—	—	—	(96,029)
Interest rate swap terminations	—	—	—	—	—
Stock option exercises	7,028	—	—	—	7,028
Common dividends paid	(5,172)	—	—	—	(5,172)
Other - net	—	—	—	—	—

Cash provided (used ) by continuing financing activities	(451,882)	—	—	—	(451,882)

Net Cash Provided (Used) by Continuing Operations	(161,927)	(9,479)	—	(330,126)	(501,532)

Discontinued Operations
Cash provided (used) by discontinued operating activities	—	—	3,309	(11,013)	(7,704)
Cash used by discontinued investing activities	—	—	(343,896)	341,139	(2,757)
Cash provided by discontinued financing activities	—	—	340,587	—	340,587

Net Cash Provided (Used) by Discontinued Operations	—	—	—	330,126	330,126

Increase (Decrease) in Cash and Cash Equivalents	(161,927)	(9,479)	—	—	(171,406)

Cash and Cash Equivalents at Beginning of Period	241,287	10,313	—	—	251,600

Cash and Cash Equivalents at End of Period	$79,360	$834	$—	$—	$80,194

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating statement of cash flows for nine months ended February 28, 2005

Continuing Operations
Cash provided by continuing operating activities	$(3,244)	$88,853	$—	$8,619	$94,228

Investing activities
Capital expenditures - expansions	—	(1,518)	—	—	(1,518)
Capital expenditures - other	—	(31,583)	—	—	(31,583)
Proceeds from asset disposals	—	6,444	—	—	6,444
Purchases of short-term investments	(500)	—	—	—	(500)
Investments in life insurance contracts	—	(58,676)	—	—	(58,676)
Intercompany investing activities	—	—	—	—	—
Other - net	—	(659)	—	—	(659)

Cash used by continuing investing activities	(500)	(85,992)	—	—	(86,492)

Financing activities
Long-term borrowings	—	—	—	—	—
Debt retirements	(340)	(17)	—	—	(357)
Debt issuance costs	—	—	—	—	—
Debt retirement costs	—	—	—	—	—
Interest rate swap terminations	(6,315)	—	—	—	(6,315)
Stock option exercises	39,565	—	—	—	39,565
Common dividends paid	(4,939)	—	—	—	(4,939)
Other - net	—	—	—	—	—

Cash provided (used ) by continuing financing activities	27,971	(17)	—	—	27,954

Net Cash Provided (Used) by Continuing Operations	24,227	2,844	—	8,619	35,690

Discontinued Operations
Cash provided (used) by discontinued operating activities	—	1,622	14,310	(8,619)	7,313
Cash used by discontinued investing activities	—	(1,622)	(14,310)	—	(15,932)
Cash provided by discontinued financing activities	—	—	—	—	—

Net Cash Provided (Used) by Discontinued Operations	—	—	—	(8,619)	(8,619)

Increase (Decrease) in Cash and Cash Equivalents	24,227	2,844	—	—	27,071

Cash and Cash Equivalents at Beginning of Period	134,813	(1,760)	—	—	133,053

Cash and Cash Equivalents at End of Period	$159,040	$1,084	$—	$—	$160,124

EXHIBIT A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Texas Industries, Inc.

We have reviewed the accompanying consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of February 28, 2006, and the related consolidated statements of operations for the three and nine-month periods ended February 28, 2006 and 2005 and the related consolidated statements of cash flows for the nine-month periods ended February 28, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

/s/ Ernst & Young LLP

Dallas, Texas

March	29, 2006

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

RESULTS OF OPERATIONS

Net Sales. The following table presents certain sales information regarding our major products.

	Three months ended February 28,		Nine months ended February 28,
In thousands except per unit	2006	2005	2006	2005
Sales
Cement	$104,290	$84,935	$319,807	$285,171
Stone, sand and gravel	34,645	30,223	111,368	93,343
Ready-mix	59,732	47,750	196,021	157,494
Other products	29,305	23,900	82,085	72,802
Interplant	(29,168)	(23,083)	(87,596)	(74,985)
Delivery fees	17,959	17,314	57,726	50,885

Net Sales	$216,763	$181,039	$679,411	$584,710

Shipments
Cement (tons)	1,164	1,133	3,747	3,881
Stone, sand and gravel (tons)	5,417	5,392	18,684	16,687
Ready-mix (cubic yards)	847	782	2,859	2,650

Prices
Cement ($/ton)	$89.62	$74.99	$85.35	$73.47
Stone, sand and gravel ($/ton)	6.40	5.60	5.96	5.59
Ready-mix ($/cubic yard)	70.49	60.99	68.54	59.43

Net sales were $216.8 million in the current three-month period, an increase of $35.7 million or 20% from the prior year period. Total cement sales increased $19.4 million on 20% higher average prices and 3% higher shipments. Total aggregate sales increased $4.4 million on 14% higher average prices and comparable shipments. Total ready-mix sales increased $12.0 million on 16% higher average prices and 8% higher volume.

Net sales were $679.4 million in the current nine-month period, an increase of $94.7 million or 16% from the prior year period. Total cement sales increased $34.6 million on 16% higher average prices and 3% lower shipments. Total aggregate sales increased $18.0 million on 7% higher average prices and 12% higher shipments. Total ready-mix sales increased $38.5 million on 15% higher average prices and 8% higher volume.

Construction activity in the Texas and California markets we serve remained solid in the current February 2006 quarter. Average prices for our major products continued to improve. Our previously announced cement price increases have begun to be realized as average cement prices increased $5 per ton in the current quarter from the November 2005 quarter. Throughout the current quarter favorable weather positively impacted shipments. During the prior year quarter abnormally wet weather in both our Texas and California markets negatively impacted shipments.

We believe market conditions should continue to support the price improvement we have experienced.

Cost of Products Sold. Cost of products sold was $179.4 million in the current three-month period and $571.6 million in the current nine-month period, an increase from the prior year periods of $15.2 million and $63.5 million, respectively. Energy costs, particularly the cost of electricity we use in cement production, moderated in the current February 2006 quarter from the November 2005 quarter but remain well above prior year levels. We experienced no unscheduled major plant downtime in the current quarter reducing maintenance costs from the prior year quarter and offsetting in part the higher energy costs. Unit costs in the prior year quarter were impacted by cement plant downtime and wet weather.

Selling, General and Administrative. Selling, general and administrative expense was $20.5 million in the current three-month period, an increase of $3.0 million from the prior year period primarily as a result of a $1.3 million increase in stock-based compensation and $1.9 million increase in incentive compensation expense. Selling, general and administrative expense was $58.5 million in the current nine-month period, an increase of $1.5 million from the prior year period primarily as a result of a $2.4 million increase in stock-based compensation.

Interest. Interest expense was $7.3 million in the current three-month period, an increase of $1.7 million from the prior year period. Interest expense was $24.5 million in the current nine-month period, an increase of $8.6 million from the prior year period. Interest expense capitalized on costs incurred for our Oro Grande, California cement plant expansion and modernization project reduced the amount of interest expense recognized by $500,000 in the current three-month and nine-month periods. Total interest expense to be capitalized related to this project during the upcoming two year construction period is currently estimated at $25 million.

In connection with the spin-off of Chaparral, we entered into new financing agreements and purchased the outstanding $600 million aggregate principal amount of 10.25% senior notes due 2011. On July 6, 2005, we issued $250 million aggregate principal amount of new 7.25% senior notes due 2013 and entered into a separate new senior secured revolving credit facility.

Prior to the spin-off of Chaparral interest was allocated between continuing and discontinued operations based on the historic use of funds derived from long-term borrowings. Total accrued interest for the three-month period ended February 28, 2005 was $17.8 million, of which $12.2 million was allocated to discontinued operations. Total accrued interest for the nine-month period ended February 28, 2006 was $29.9 million, of which $5.4 million was allocated to discontinued operations. Total accrued interest for the nine-month period ended February 28, 2005 was $51.9 million, of which $36.1 million was allocated to discontinued operations.

Loss on Debt Retirements and Spin-off Charges. The nine-month period ended February 28, 2006 includes a loss of $107.0 million related to the early retirement of our 10.25% senior notes and old credit facility consisting of $96.0 million in make-whole premiums and consent payments plus transaction costs and a write-off of $11.0 million of debt issuance costs and interest rate swap gains and losses associated with the debt repaid. In addition, we incurred $5.4 million in charges related to the spin-off of Chaparral.

Other Income. Other income was $5.3 million in the current three-month period, a decrease of $1.7 million from the prior year period. Other income was $17.6 million in the current nine-month period, a decrease of $2.9 million from the prior year period. Routine sales of surplus operating assets and real estate resulted in gains of $3.0 million and $3.8 million in the three-month periods ended February 28, 2006 and 2005, respectively, and $7.6 million and $8.5 million in the nine-month periods ended February 28, 2006 and 2005, respectively. Other income in the nine-month period ended February 28, 2006 includes a gain of $3.8 million resulting from the sale of certain investments. Other income in the nine-month period ended February 28, 2005 includes a gain of $6.2 million resulting from the sale of emissions credits associated with our expanded shale and clay operations in south Texas. Interest income was $1.6 million and $1.0 million in the three-month periods ended February 28, 2006 and 2005, respectively, and $4.5 million and $2.0 million in the nine-month periods ended February 28, 2006 and 2005, respectively.

Income Taxes. Federal income taxes for the interim periods ended February 28, 2006 and 2005 have been included in the accompanying financial statements on the basis of an estimated annual rate. The estimated annualized rate does not include the tax impact of the loss on debt retirements and Chaparral spin-off charges. The estimated annualized rate for continuing operations, excluding these charges, is 27.1% for 2006 compared to 21.9% for 2005. The effective rate for discontinued operations is 35% for 2006 and 2005, and reflects Chaparral’s allocable share of such tax as prescribed in our tax sharing agreement with Chaparral.

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

Income from Discontinued Operations – Net of Income Taxes. As a result of the spin-off of Chaparral, the operating results of our steel segment, including the allocation of certain corporate expenses, have been reclassified and presented as discontinued operations. The nine-month period ended February 28, 2006 includes steel operations through the July 29, 2005 spin-off date.

LIQUIDITY AND CAPITAL RESOURCES

In addition to cash and cash equivalents of $80.2 million at February 28, 2006, our sources of liquidity include cash from operations, proceeds from sales of our short-term investments, borrowings available under our $200 million senior secured revolving credit facility and distributions available from our investments in life insurance contracts.

Short-term Investments. Our short-term investments, totaling $48.6 million at February 28, 2006, consist of investment grade auction rate securities with an active resale market to ensure liquidity and the ability to be readily converted into cash. These securities are expected to be sold within one year to fund current operations, or satisfy other cash requirements as needed.

Senior Secured Revolving Credit Facility. We have available a $200 million senior secured revolving credit facility expiring in July 2010. It includes a $50 million sub-limit for letters of credit. Any outstanding letters of credit are deducted from the borrowing availability under the facility. At February 28, 2006, $27.3 million of the facility was utilized to support letters of credit. Amounts drawn under the facility bear interest either at the LIBOR rate plus a margin of 1% to 2%, or at a base rate (which is the higher of the federal funds rate plus 0.5% and the prime rate) plus a margin of up to 1%. The interest rate margins are subject to adjustments based on our leverage ratio.

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

Investments of Life Insurance Contracts. During the nine-month period ended February 28, 2005 previous distributions received from our investments in life insurance contracts in the amount of $51.2 million were repaid. Approximately $50 million of these funds are available for redistribution at our election.

Contractual Obligations. The following is a summary of our estimated future payments under our material contractual obligations as of February 28, 2006.

	Periods ending February 28,
In thousands	Total	2007	2008	2009	2010-2011	After 2011
Long-term debt (1)	$252,531	$683	$1,475	$—	$—	$250,373
Convertible subordinated debentures (2)	199,937	—	—	—	—	199,937
Leases (3)	56,759	15,128	8,529	8,094	15,921	9,087
Coal supply contracts (4)	85,051	26,771	31,347	26,933	—	—
Other unconditional purchase obligations (5)	313,800	234,400	79,400	—	—	—
Asset retirement obligations (6)	19,278	896	491	510	379	17,002
Defined benefit plans (7) (8)	92,420	2,609	2,534	2,855	6,567	77,855

	$1,019,776	$280,487	$123,776	$38,392	$22,867	$554,254

(1)	Our long-term debt is described in Notes to Consolidated Financial Statements footnote entitled “Long-term Debt” on pages 12 and 13. Our outstanding letters of credit issued under the senior secured revolving credit facility only collateralize payment of recorded liabilities.
(2)	Our convertible subordinated debentures are described in Notes to Consolidated Financial Statements footnote entitled “Convertible Subordinated Debentures” on page 14.
(3)	We lease certain mobile and other equipment used in our operations under operating leases that may in the normal course of business be renewed or replaced by subsequent leases. Future payments under leases exclude mineral rights which are insignificant and are generally required only for products produced.
(4)	In December 2005 we renegotiated three long-term contracts for the purchase of coal for use in our cement and expanded shale and clay plants in Texas that now require minimum amounts of coal be purchased. These future minimum payment amounts exclude transportation surcharges that may be imposed under certain circumstances.
(5)	We have entered into construction and equipment purchase contracts in connection with the expansion and modernization of our Oro Grande, California cement plant. We expect the project will take at least two years to construct with actual capital expenditures occurring as the work progresses.
(6)	We incur legal obligations for asset retirement as part of our normal operations related to land reclamation, plant removal and Resource Conservation and Recovery Act closures.
(7)	We pay benefits under a series of non-qualified defined benefit plans.
(8)	We pay benefits under a health benefit plan covering approximately 600 employees and retirees of our California cement subsidiary. These employees are also covered by a qualified defined benefit pension plan. We contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus additional amounts considered appropriate. We contributed $3.0 million in the nine-month period ended February 28, 2006.

During the February 2006 quarter, we commenced construction on a project to expand and modernize our Oro Grande, California cement plant. We plan to expand the Oro Grande plant to approximately 2.3 million tons of advanced dry process cement production capacity annually, and retire the 1.3 million tons of existing, but less efficient, production after the new plant is commissioned. We expect the Oro Grande project will take at least two years to construct and will cost approximately $358 million excluding capitalized interest related to the project. We expect our capital expenditures in fiscal year 2006, including those related to the expansion and modernization of our Oro Grande cement plant, to be approximately $120 million.

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

Cash Flows

Net cash provided by continuing operating activities was $54.0 million in the current nine-month period, compared to $94.2 million in the prior year period. The decrease resulted primarily from the utilization of tax benefits in the prior year and changes in working capital items. Accounts receivable decreased $7.2 million and inventories increased $20.3 million primarily due to normal seasonal factors. Scheduled interest and tax payments reduced accrued expenses offsetting increased accounts payable due to higher manufacturing cost accruals.

Net cash used for continuing investing activities was $103.7 million in the current nine-month period, compared to $86.5 million in the prior year period. Capital expenditures incurred in connection with the expansion and modernization of our Oro Grande, California cement plant were $36.1 million up $34.5 million from the prior year period. Capital expenditures for normal replacement and technological upgrades of existing equipment and acquisitions to sustain our existing operations were $27.5 million, down $4.1 million from the prior year period. In the current year period we invested $48.5 million in auction rate securities. In the prior year period we repaid distributions received from our investments in life insurance contracts in the amount of $51.2 million.

Net cash used for continuing financing activities was $451.9 million in the current nine-month period, compared to $28.0 million provided in the prior year period. We purchased $600 million aggregate principal amount of our 10.25% senior notes, paying $96.0 million in make-whole premiums and consent payments plus transaction costs. To fund the purchase we issued $250 million aggregate principal amount of our new 7.25% senior notes and incurred $7.4 million in debt issuance costs, received a cash dividend of $341.1 million from Chaparral and used $112.3 million of cash and cash equivalents on hand.

Net cash provided by discontinued operations was $330.1 million in the current nine-month period, compared to $8.6 million used in the prior year period. In connection with our refinancing and spin-off transactions, Chaparral issued $300 million aggregate principal amount of senior notes and borrowed $50 million under its new $150 million credit facility. The net proceeds were used to pay us a dividend of $341.1 million.

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

Market Risk

Historically, we have not entered into derivatives or other financial instruments for trading or speculative purposes. Our short-term investments consist of auction rate securities that have their interest rates reset at predetermined intervals, typically less than 30 days, through an auction process. Due to the short duration between interest rate reset dates, changes in market interest rates would not have a significant impact on their fair value. We have $250 million of 7.25% fixed-rate senior notes outstanding. The fair value of the debt will vary as interest rates change.

Our operations require large amounts of energy and are dependent upon energy sources, including electricity and fossil fuels. Prices for energy are subject to market forces largely beyond our control. In December 2005 we renegotiated three contracts for the purchase of coal for use in our cement and expanded shale and clay plants in Texas. Each contract specifies a fixed price (escalated quarterly or annually) at which we must purchase a minimum amount of coal each calendar year through 2008, and we may purchase additional amounts up to a specified maximum. We have generally not entered into any long-term contracts to satisfy our natural gas and electricity needs. However, we continually monitor these markets and we may decide in the future to enter into long-term contracts. If we are unable to meet our requirements for fuel and electricity, we may experience interruptions in our production. Price increases or disruption of the uninterrupted supply of these products could adversely affect our results of operations.

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

New Accounting Standards

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

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which will become effective for our fiscal year beginning June 1, 2006. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead cost to inventory be based on the normal capacity of the production facilities. We are currently evaluating the potential impact of this standard on its financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which is effective for reporting changes in accounting principles for our fiscal year beginning June 1, 2006. SFAS No. 154 modifies the reporting of a change in accounting principle to require retrospective application to prior periods’ financial statements, unless explicit transition provisions are provided for in new accounting pronouncements or existing pronouncements that are in the transition phase when SFAS No. 154 becomes effective.

In March 2005, the Emerging Issues Task Force reached a consensus on Issue 04-6, “Accounting for Stripping Costs Incurred during the Production in the Mining Industry,” which will become effective for our fiscal year beginning June 1, 2006. EITF 04-06 requires that stripping costs incurred during the production phase of the mine be included in the cost of the inventory produced during the period that the stripping costs are incurred. Although dependent in part on the future level of post-production stripping activity which varies from period to period, we do not expect that the adoption of EITF 04-6 will have a material impact on the financial position or results of operations.

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

Item 1A. Risk Factors

Our business could suffer if cement imports from Mexico or other countries significantly increase or are sold in the U.S. in violation of U.S. fair trade laws.

In 1989 and 1990, groups of domestic cement producers, including us, filed antidumping petitions that resulted in the imposition of significant antidumping import duties on imports of gray portland cement and clinker from Mexico and Japan. On March 6, 2006, the governments of the U.S. and Mexico signed the U.S.-Mexico Agreement on Cement, which settles the 16-year dispute over the U.S. antidumping duty order on imports from Mexico.

During the three-year term of the agreement, Mexican cement producers are allowed to import into the United States up to 3.0 million metric tons of cement and clinker annually, which will be subject to a reduced import duty of $3.00 per ton. Maximum import levels will be adjusted annually within certain limits to reflect changes in consumption, and will be allowed to increase to higher levels, if needed, to respond to natural disasters such as hurricanes. The antidumping order will be terminated in 2009 if Mexican producers have complied with the agreement.

The agreement also provides that U.S. Customs will deposit into an escrow account substantially all of the cash deposits of estimated antidumping duties collected from importers of Mexican cement and clinker. In a separate agreement, the importers and certain producers in the U.S., including us, agreed that 50% of the deposits in the escrow account would be distributed to the importers and the remaining 50% would be distributed to the U.S. producers. We expect to receive about 12% of the amounts distributed to the U.S. producers.

Although we expect the antidumping order against cement and clinker from Japan to remain in effect until at least 2011, beginning in 2009 unlimited imports from Mexico may enter the U.S. without the imposition of any import duties. In addition, independently owned cement operators can construct new import facilities and begin to purchase cement from other countries, such as those in Asia, which could compete with domestic producers. An influx of cement or clinker products from countries not subject to antidumping orders, or sales of imported cement or clinker in violation of U.S. fair trade laws, could materially and adversely affect our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities. Robert Alpert, a Director of the Company, elected in prior years to defer a portion of his annual and meeting fees under deferred compensation agreements. The compensation so deferred was denominated in shares of the Company’s Common Stock determined by reference to the average market price during the thirty (30) trading days prior to the date of each agreement. Dividends were credited to the account in the form of Common Stock equivalents at a value equal to the fair market value of the Common Stock on the date of the payment of such dividend. On December 28, 2005, the Company delivered 25,303 unregistered shares of Common Stock in final settlement of the $308,809 of annual and meeting fees deferred and dividends credited.

The unregistered shares were issued in reliance upon Section 4 (2) of the Securities Act of 1933, as amended.

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

TEXAS INDUSTRIES, INC.

March 31, 2006	/s/ Richard M. Fowler
Richard M. Fowler
Executive Vice President - Finance and Chief Financial Officer (Principal Financial Officer)

March 31, 2006	/s/ James R. McCraw
James R. McCraw
Vice President – Accounting and Risk Management (Principal Accounting Officer)

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