Form 10-K
period 2006-05-31
TEXAS INDUSTRIES INC
filed 2006-07-25
CIK 97472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2006

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐.

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s Common Stock, $1.00 par value, held by non-affiliates of the Registrant as of November 30, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1,127,069,000 (based on the closing sale price of the Registrant’s common stock on that date as reported on the New York Stock Exchange).

As of June 30, 2006, 23,946,981 shares of the Registrant’s common stock, $1.00 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant’s definitive proxy statement for the annual meeting of shareholders to be held October 17, 2006, are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS

General

We are one of the largest suppliers of heavy building materials in the United States through our three business segments: cement, aggregates and consumer products. Our cement segment produces gray portland cement and specialty cements. Our cement production and distribution facilities are concentrated primarily in Texas and California, the two largest cement markets in the United States. Based on production capacity, we are the largest producer of cement in Texas with a 30% share in that state and the fourth largest producer in southern California. Our aggregates segment produces natural aggregates, including sand, gravel and crushed limestone, and specialty lightweight aggregates. Our consumer products segment produces primarily ready-mix concrete and, to a lesser extent, packaged products. We are a major supplier of aggregates and ready-mix concrete in Texas and Louisiana and, to a lesser extent, in Oklahoma, Arkansas and Colorado.

As of May 31, 2006, we operated 91 manufacturing facilities in six states. For the year ended May 31, 2006, our business had net sales of $943.9 million, of which 42.2% was generated by our cement segment, 23.4% by our aggregates segment, and 34.4% by our consumer products segment. For the year ended May 31, 2006, we shipped 5.1 million tons of finished cement, 25.2 million tons of natural aggregates, 1.8 million cubic yards of lightweight aggregates and 3.8 million cubic yards of ready-mix concrete.

Our revenue is derived from multiple end-use markets, including the public works, residential, commercial, retail, industrial and institutional construction sectors, as well as the energy industry. Our diversified mix of products provides access to this broad range of end-user markets and mitigates the exposure to cyclical downturns in any one product and end-user market. No one customer accounted for more than 10% of total net sales in our business for the year ended May 31, 2006.

In November 2005, we commenced construction on a project to expand and modernize our Oro Grande, California cement plant. We plan to expand the Oro Grande plant to approximately 2.3 million tons of advanced dry process cement production capacity annually, and retire the 1.3 million tons of existing, but less efficient, production after the new plant is commissioned. As a result of the increase in capacity, we expect to become the second largest producer of cement in southern California. Once completed, the Oro Grande plant will be a modern, low cost facility, similar to our Midlothian facility, and we will be well positioned to cost-effectively supply the southern California market. We expect the Oro Grande project will take at least two years to construct and will cost approximately $358 million excluding capitalized interest related to the project. We expect our capital expenditures in fiscal year 2007, including those related to the expansion and modernization of our Oro Grande cement plant, to be approximately $280 million.

Discontinued Operations–Spin-off of Steel Subsidiary

On July 29, 2005, we spun off Chaparral Steel Company, our steel manufacturing subsidiary, through a pro-rata, tax-free dividend to our stockholders of one share of Chaparral common stock for each share of our common stock. In connection with the spin-off, we issued $250 million principal amount of our 7 1/4% senior unsecured notes due 2013, entered into a new $200 million senior secured revolving credit facility, terminated our then existing senior credit facility and purchased for cash all of our then outstanding $600 million principal amount of 10 1/4% senior notes due 2011. See footnote entitled “Discontinued Operations” in the Notes to Consolidated Financial Statements in Item 8.

As a consequence of the spin-off, Chaparral became an independent, public company. We have no further ownership interest in Chaparral or in any steel business, and Chaparral has no ownership interest in us. In addition, Chaparral is not a guarantor of any of our indebtedness nor are we a guarantor of any Chaparral indebtedness. Our relationship with Chaparral is now governed by a separation and distribution agreement and the ancillary agreements described in that agreement.

We have reported the historical results of our steel operations as discontinued operations in our financial statements. Because we no longer own any interest in Chaparral or its steel operations, we have omitted any discussion of the steel operations from this Item 1.

Our Competitive Strengths and Strategies

We believe the following competitive strengths and strategies are key to our ability to grow and compete successfully:

Leading Market Positions.    We strive to be a major supplier in markets that have attractive characteristics, such as large market size, above average long-term projected population growth, strong economic activity and a year-round building season. We are the largest producer of cement in Texas (with a 30% share of total capacity in that state) and the fourth largest cement producer in southern California. We believe we are also the largest supplier of expanded shale and clay specialty aggregate products west of the Mississippi River, the second largest supplier of stone, sand and gravel aggregate products in North Texas, one of the largest suppliers of ready-mix concrete in North Texas and one of the largest suppliers of sand and gravel aggregate products and ready-mix concrete in Louisiana. We believe our leadership in these markets enhances our competitive position.

Low Cost Supplier.    We strive to be a low cost supplier in our markets. We believe we have some of the lowest operating costs in the cement and aggregate industries, with the exception of our California cement plants, where we are expanding and modernizing our Oro Grande plant. We focus on optimizing the use of our equipment, enhancing our productivity and exploring new technologies to further improve our unit cost of production at each of our facilities. Our low operating costs are primarily a result of our efficient plant designs, high productivity rate and innovative manufacturing processes.

Strategic Locations and Markets.    The strategic locations of our facilities near our customer base and sources of raw materials allow us to access the largest cement consuming markets in the United States. Our cement manufacturing facilities are located in California and Texas, the two largest U.S. cement markets. During calendar year 2005, California and Texas accounted for approximately 34 million tons of cement consumption or approximately 24% of total U.S. cement consumption. California and Texas have also been the largest beneficiaries of increased federal transportation funding during the last several years. Funds distributed under multi-year federal highway legislation historically have comprised a majority of California and Texas’ public works spending.

Diversified Product Mix and Broad Range of End-User Markets.    Our revenue streams are derived from multiple end-user markets, including the public works, residential, commercial, retail, industrial and institutional construction sectors, as well as the energy industry. Accordingly, we have a broad and diverse customer base. Our diversified mix of products provides access to this broad range of end-user markets and mitigates the exposure to cyclical downturns in any one product or end-user market. No one customer accounted for more than 10% of net sales for our business in fiscal year 2006.

Long-Standing Customer Relationships.    We have established a solid base of long-standing customer relationships. For example, our ten largest customers during fiscal year 2006 have done business with us for an average of 18 years. We strive to achieve customer loyalty by delivering superior customer service and maintaining an experienced sales force with in-depth market knowledge. We believe our long-standing relationships and our leading market positions help to provide additional stability to our operating performance and make us a preferred supplier.

Experienced Management Team.    Mel Brekhus, our chief executive officer, Dick Fowler, our chief financial officer, and the vice presidents responsible for the cement, aggregates and consumer products segments have an average of 26 years of industry experience. Our management team has led our company through several industry cycles and has demonstrated the ability to successfully complete and operate major expansion projects.

Products

Cement Segment

Our cement segment produces gray portland cement as its principal product. We also produce specialty cements such as white portland, masonry and oil well cements.

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

We use, under license, the patented CemStarSM process in both of our Texas facilities and our Oro Grande, California facility to increase combined annual production of cement clinker by approximately 6%. The CemStarSM process adds “slag”, a co-product of steel-making, into a cement kiln along with the regular raw material feed. The slag is added to the feedstock materials fed into the kiln and serves to increase the production of clinker with little additional cost. We purchase the slag for our Midlothian plant from an adjacent steel plant. We originally developed and patented the CemStarSM process, and in 2004 we sold the U.S. patent to a third party, retaining a license to use the process. We continue to receive royalty payments from our original licensees, and have retained our right to license CemStarSM foreign patents.

The primary fuel source for all of our facilities is coal; however, we currently displace approximately 12% of our coal needs at our Midlothian plant and approximately 5% of our coal needs at our Hunter plant by utilizing alternative fuels such as waste-derived fuels and tires. Our facilities also consume large amounts of electricity. We believe that adequate supplies of both fuel and electricity are generally available.

We produced approximately 5.0 million tons of finished cement in fiscal year 2006, 5.1 million tons in 2005, and 5.1 million tons in 2004. Total shipments of finished cement were approximately 5.1million tons in fiscal year 2006, 5.4 million tons in 2005 and 5.3 million tons in 2004, of which 4.2 million tons in fiscal year 2006, 4.4 million tons in 2005 and 4.4 million tons in 2004 were shipped to outside trade customers. The difference between production and shipments of cement is cement we purchased from third parties. At June 30, 2006, our backlog was approximately 0.9 million tons, approximately 0.2 million tons of which we do not expect to fill in fiscal year 2007. At June 30, 2005, our backlog was approximately 1.4 million tons.

We market our cement products in the southwestern United States. Our principal marketing area includes the states of Texas, Louisiana, Oklahoma, California, Nevada, Arizona and Utah. Sales offices are maintained throughout the marketing area and sales are made primarily to numerous customers in the construction industry, no one of which accounted for more than 10% of the trade sales volume in fiscal year 2006.

Cement is distributed by rail or truck to eight distribution terminals located throughout the marketing area.

The cement industry is highly competitive with suppliers differentiating themselves based on price, service and quality.

Aggregates Segment

Natural Aggregates.    Our natural aggregate operations, which produce sand, gravel and crushed limestone, are conducted from facilities primarily serving the Dallas/Fort Worth, Austin and Houston areas in Texas; the southern Oklahoma area; and the Alexandria, New Orleans, Baton Rouge and Monroe areas in Louisiana. The following table summarizes certain information about our natural aggregate production facilities.

Type of Facility and General Location	Number of Plants	Rated Annual Productive Capacity	Internally Estimated Minimum Reserves—Years
Crushed Limestone:
North Central Texas	1	8.0 million tons	30
Oklahoma	1	6.0 million tons	90

Sand & Gravel:
North Central Texas	4	3.8 million tons	10
Central Texas	3	3.3 million tons	5
Louisiana	8	5.0 million tons	15
South Central Oklahoma	1	1.4 million tons	5

Reserves identified with the facilities shown above and additional reserves available to support future plant sites are contained on approximately 40,800 acres of land, of which we own approximately 26,400 acres and lease the remainder. The plants operated at 89% of rated annual productive capacity for fiscal year 2006 and sales for the year totaled 25.2 million tons, of which approximately 20.0 million tons were shipped to outside trade customers.

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

Products are distributed to trade customers principally by contract or customer-owned haulers or through rail distribution facilities. To enhance our efficiency and competitiveness, particularly in sales of crushed stone, we strive to establish direct rail links between production facilities and our key markets, reducing the cost of transportation. We have installed rail loops at our crushed stone plants and rail terminals close to major markets, which allows rapid loading and unloading of product using unit-trains. In local areas surrounding our rail terminals, we believe we have a transportation cost advantage over some competing suppliers who rely to a greater extent on truck transportation.

Lightweight Aggregates.    Expanded shale and clay, a specialty lightweight aggregate product, is manufactured from facilities serving the Dallas/Fort Worth, Austin and Houston areas in Texas; the Oakland/San Francisco and Los Angeles areas in California; and the Denver area in Colorado. The following table summarizes certain information about our expanded shale and clay production facilities.

Location	Number of Plants	Rated Annual Productive Capacity	Internally Estimated Minimum Reserves—Years
North Central & South Texas	2	1.2 million cu. yds.	25
California	1	.3 million cu. yds.	25
Colorado	1	.4 million cu. yds.	25

The expanded shale and clay plants operated at 89% of rated annual productive capacity for fiscal year 2006 and sales for the year totaled approximately 1.8 million cubic yards, of which approximately 1.6 million cubic yards were shipped to outside trade customers. At the end of fiscal year 2006, we sold the land associated with our plant near Houston, Texas, to a real estate developer, retaining the right to continue operating the plant until May 2007 and to continue shipping product inventory until May 2008. After the inventory is exhausted, we will serve that market from our plant in north central Texas.

The cost of transportation limits the marketing of most expanded shale and clay products to the areas within approximately 200 miles of the plant or terminal sites, therefore, sales are related to the level of construction activity near the plants and terminals. The products are marketed by our sales organization located in the areas served by the plants and terminals and are sold to numerous customers, no one of which would be considered significant to our business. Products are distributed to trade customers principally by contract or customer-owned haulers and, to a lesser extent, by rail. Certain specialty products we have developed from our expanded shale and clay, such as DiamondPro® baseball infield conditioner, have developed a geographically dispersed customer base and are shipped to a significant portion of the continental United States.

Consumer Products Segment

Ready-mix Concrete.    Our ready-mix concrete operations are situated in three areas in Texas (Dallas/Fort Worth/Denton, Houston and east Texas), in north and central Louisiana, and at one location in southern Arkansas. The following table summarizes various information concerning these facilities.

Location	Number of Plants	Number of Trucks
Texas	43	393
Louisiana	14	99
Arkansas	1	2

The plants listed above are located on sites we own or lease. We manufacture and supply a substantial amount of the cement and aggregates used by the ready-mix plants with the remainder being purchased from outside suppliers. Ready-mix concrete is sold to various contractors in the construction industry, no one of which would be considered significant to our business. We believe that we are a significant participant in the Texas and Louisiana concrete products markets. The principal methods of competition in concrete products markets are quality and service at competitive prices. Because TXI is a producer of cement and aggregates, the primary components of concrete, we believe that our customers view us as a reliable supplier of quality concrete, particularly during times that the supply of raw material is tight.

Other Products.    We manufacture and market packaged concrete, mortar, sand and related products from plant or distribution sites we own in the Dallas/Fort Worth, Austin and Houston areas in Texas. The products are marketed by our sales force in each of these locations, and are delivered primarily by contract haulers direct to retailers. Since the cost of delivery is significant to the overall cost of most of these products, the market area is generally restricted to within approximately 100 miles of the plant locations. These products are sold by the retailers to contractors, owners and distributors.

Competition

All of the markets in which we participate are highly competitive. These markets are also generally regional because transportation costs are high relative to the value of the product. Ready-mix concrete also competes in relatively small geographic areas due to delivery time limits associated with pre-mixed concrete after the addition of water. As a result, in our aggregates and consumer products markets, there is little competition from imported products. However, our cement segment does compete with imported cement because of the higher value of the product.

The nature of our competition varies among our product lines due to the widely differing amounts of capital necessary to build production facilities. Ready-mix concrete production requires relatively small amounts of capital to build a concrete batching plant and acquire delivery trucks. As a result, in each local market we face competition from numerous small producers of ready mix concrete as well as large companies with local facilities in many markets. Sand and gravel production by dredging, or crushed stone production from stone quarries, is moderately capital intensive with fewer and larger competitors. Construction of cement production facilities is highly capital intensive and requires long lead times to complete engineering design, obtain regulatory permits, acquire equipment and construct a plant. As a result, most domestic producers of cement are owned by large foreign companies operating in multiple international markets.

Our competitors in the cement markets include domestic subsidiaries of Holcim Ltd. and Cemex S.A. de C. V., other domestic suppliers and importers of foreign cement. Most domestic producers of cement are owned by large foreign producers, and maintain the capability to import cement from foreign production facilities during periods when market demand exceeds supply. Our major competitors in the aggregates markets include Hanson Aggregates, Vulcan Materials, and Martin Marietta Materials. Large competitors in our ready-mix markets include US Concrete, Southern Star, Campbell Ready Mix, and Lattimore Materials.

Competition for all of our products is based largely on price and, to a lesser extent, quality and service due to the lack of product differentiation. As a result, the prices that we charge our customers are not likely to be materially different from the prices charged by other producers in the same markets. Accordingly, our profitability is generally dependent on the level of demand for cement, aggregates and concrete products in the local markets we serve, and on our ability to control operating costs.

Employees

At May 31, 2006, we had approximately 2,600 employees. Approximately 200 employees at our Oro Grande, California cement plant are covered by a collective bargaining agreement that expired in September 2005, but which has been extended from time to time as negotiations on a new agreement continue. Employees at our Crestmore, California cement plant voted in August 2005 to join the United Steel, Paper & Forestry, Rubber, Manufacturing, Energy, Allied Industrial & Service Workers Union, the same union that represents our Oro Grande plant employees. We are currently negotiating a collective bargaining agreement that will cover approximately 80 Crestmore employees. At this time we cannot predict when negotiations on either contract will be concluded.

We believe our relationship with our employees is good.

Legal Proceedings

We are defendants in lawsuits that arose in the ordinary course of business. In our judgment, the ultimate liability, if any, from such legal proceedings will not have a material effect on our consolidated financial position or results of operations.

Environmental

We are subject to various federal, state and local environmental, health and safety laws and regulations. These laws and regulations govern the generation, use, handling, storage, transportation and disposal of hazardous substances and wastes, and provide for the investigation and remediation of contamination existing at current and former properties, and at third-party waste disposal sites. Emission sources at our facilities are regulated by a combination of permit limitations and emission standards of national and statewide application. These laws, regulations and permit limitations have tended to become increasingly stringent over time. As with others in our business, we expend substantial amounts to comply with these laws, regulations and permit limitations, including amounts for pollution control equipment required to monitor and regulate wastewater discharges and air emissions.

The U.S. Environmental Protection Agency, or EPA, and state agencies are charged with enforcing these laws and regulations, and these agencies can impose substantial fines and penalties, as well as curtail or suspend our operations, for violations and non-compliance. Moreover, certain of these laws and regulations permit private parties to bring actions against us for injuries to persons and damages to property allegedly caused by our operations. Changes in environmental laws, regulations and permits may interrupt production, increase the cost of compliance and hinder our ability to build new or expand production facilities. For example, there currently is considerable scientific and political debate about whether the production of gases such as carbon dioxide may be causing global climate change. Since the manufacture of cement also produces carbon dioxide, any new regulations limiting our emissions of carbon dioxide could significantly impact our production volumes or costs of compliance.

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

We believe we are in substantial compliance with all legal requirements regarding the environment and health and safety matters, but since many of these requirements are subjective and therefore not quantifiable, or are presently not determinable, or are likely to be affected by future legislation or rule making by government agencies, it is not possible to accurately predict the aggregate future costs of compliance and their effect on our future results of operations or financial condition. Notwithstanding our intentions to comply with all legal requirements, if injury to persons or damage to property or contamination of the environment has been or is caused by the conduct of our business or hazardous substances or wastes used in, generated or disposed of by us, we may be liable for such injuries and damages and be required to pay the cost of investigation and remediation of such contamination. The amount of such liability could be material.

Intellectual Property

We own trademarks such as TXI® and Maximizer® and certain process patents. While we believe that none of our active trademarks or patents are essential to our business as a whole, brand recognition can play a role in sales of specialty products and packaged products. We believe our packaged product brands are perceived as premium quality in the local markets we serve, such as Riverside® white cement in southern California, and the Maximizer® brand of patented lightweight concrete in Texas.

Real Estate

We own significant amounts of land, acquired for our business purposes such as mining sand, gravel, crushed limestone, and clay. When mining is completed or land becomes surplus for other reasons, we sell it for development or, in some instances, develop it ourselves. We are involved in the sale of land in a small number of high quality industrial and multi-use parks that we developed in the metropolitan areas of Dallas/Fort Worth and Houston, Texas.

Research and Development

We incurred no research and development cost for any of the past three fiscal years. All of our innovations are developed through the production process.

Executive Officers

Following is information as of June 30, 2006 about the persons who are our executive officers:

Mel G. Brekhus, age 57, has been President and Chief Executive Officer since June 1, 2004. From 1998 through May 2004, he was Executive Vice President, Cement, Aggregate and Concrete. He joined us in 1989 as Vice President, Cement Production and within a short period became Vice President, Cement. His career in the cement industry began in 1972 when he joined Lehigh Portland Cement Company (1972-1983). While at Lehigh, he held various positions as Chemist, Production Manager and Plant Manager throughout the United States. He was Technical Manager and Plant Manager for Missouri Portland Cement Company (1984-1989) in their Midwest operations. His professional affiliations include the Portland Cement Association, where he is Past Chairman and presently a Director.

Richard M. Fowler, age 63, has been Executive Vice President—Finance and Chief Financial Officer since July 2000. He was Vice President-Controller (1972-1984), Vice President Finance-Steel (1985-1987) and Vice President Finance-TXI (1987-2000). As a Certified Public Accountant (CPA), he maintains membership in both the Texas Society and the American Institute of CPAs, is a member of the Financial Executive Institute and serves on the Advisory Board of FM Global and the Board of Directors of Dee Brown, Inc.

Frederick G. Anderson, age 55, has been Vice President, General Counsel and Secretary since November 2004. He has been a practicing attorney for 26 years. From March 2003 until November 2004 he engaged in the private practice of law, including as of counsel to Davis Munck P.C., a Dallas, Texas based law firm. From August 1997 through March 2003, he was Senior Vice President, General Counsel and Secretary of WebLink Wireless, Inc., a wireless telecommunications company. Mr. Anderson maintains membership in the State Bar of Texas, American Bar Association and Dallas Bar Association.

Barry M. Bone, age 48, has been Vice President—Real Estate since 1995 and President of Brookhollow Corporation, our real estate subsidiary, since 1991. He joined us in 1982 and has served in various real estate positions since then.

J. Lynn Davis, age 57, has been Vice President—Cement since December 1996. He joined us in 1971 and has served in various positions in our cement, aggregates and concrete operations since then.

William J. Durbin, age 61, has been Vice President—Human Resources since March 2000. From 1996 to 2000, he served as Vice President-Human Resources and Administration of USI Bath & Plumbing Products, and Vice President-Human Resources of Zurn Industries.

Stephen D. Mayfield, age 46, has been Vice President—Aggregates since September 2000. He joined us in 1984 and has held various positions in our cement, aggregates and concrete operations since then. He is a director of the National Stone, Sand and Gravel Association and a member and former director of the Texas Aggregate and Concrete Association.

James B. Rogers, age 39, has been Vice President—Consumer Products since August 2002. He joined us in 1996 and has held various positions in our cement, aggregates and concrete operations since then, including General Manager-Consumer Products from November 2000 until August 2002. He is a director of the National Ready-Mix Concrete Association and the Texas Aggregates and Concrete Association. Mr. Rogers is the son of Robert D. Rogers, our Chairman of the Board.

Executive officers are elected annually by the board of directors and serve at the pleasure of the board.

Available Information

Our company was incorporated in Delaware in 1951. We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any reports, statements and other information filed by us at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call (800) SEC-0330 for further information on the Public Reference Room. The SEC maintains an internet web site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Our filings are also available to the public at the website maintained by the SEC, http://www.sec.gov.

We make available, free of charge, through our investor relations website our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with the SEC. The URL for our investor relations website is www.txi.com.

ITEM 1A.	RISK FACTORS

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

In order to strengthen our competitive position, in recent years we have made significant capital expenditures to expand our facilities. In November 2005 we commenced a project to expand and modernize our cement plant in Oro Grande, California. We expect the project will take at least two years to construct, and will cost approximately $358 million excluding capitalized interest related to the project. We could experience construction delays or cost overruns for many reasons, including inclement weather, unavailability of materials and unanticipated site conditions. Although we have all material environmental permits necessary for the construction of the plant, we cannot obtain operating permits until the construction is complete. In addition, as we finalize the construction plans during the course of construction, we expect that amendments to our existing construction permits will be required to accommodate any changes we make to the original construction plans. Failure to timely receive any such permits, or permit amendments, could delay construction. Our construction costs would also increase if we incur unanticipated costs to comply with any permit requirements that may be imposed as conditions to obtaining such permits. We cannot assure you that the new plant, when completed, will operate in accordance with its design specifications. If it does not, we could incur additional costs or production delays while problems are corrected and operating permits are obtained. As we do not have control over the cost or the outcome of these factors, we cannot assure you that the planned expansion will occur on schedule, within budget or at all.

In February 2006 we filed an application for the environmental permit necessary to expand our Hunter, Texas cement plant. If cement market conditions in Texas remain favorable, we expect to begin engineering design work on the expansion project soon after the permit is issued and, ultimately, to construct an additional cement kiln at the Hunter plant. We cannot assure you, however, that all necessary permits will be issued, that market conditions will remain favorable, or that any financing, if required, will be available on acceptable terms. As a result, we cannot assure you that this expansion project will be commenced, and if commenced when it will be completed.

The Oro Grande project, the Hunter project or any other future expansionary capital expenditures may not improve our competitive position and business prospects as anticipated. If certain of the events described above occur, it could materially and adversely affect our results of operations and financial condition.

Our business is sensitive to economic cycles within the public, residential and non-residential construction segments as well as seasonality and inclement weather conditions. Some of our competitors may cope better with adverse economic and market conditions than we would.

A significant percentage of sales of our products is attributable to the level of construction activity in our specific local markets. Historically, construction spending and cement consumption have been cyclical. Demand for cement is derived primarily from public (infrastructure), residential and non-residential construction. Construction activity in each of these segments is cyclical and is influenced by prevailing economic conditions, including availability of public funds, interest rate levels, inflation, consumer spending habits and employment. Additionally, fluctuations in the value of the dollar can be expected to affect our business because a strong U.S. dollar makes imported cement less expensive, resulting in more imports into the United States by foreign competitors. Moreover, our industry is characterized by low backlogs, which means that our results of operations may be promptly affected by short-term economic fluctuations.

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

The cement, aggregate and concrete markets are also generally regional because transportation costs are high relative to the value of the product. Regional markets in particular are highly cyclical. Sales in regional markets are dependent on regional demand, which is tied to local economic factors that may fluctuate more widely than those of the United States as a whole. As a result, even though we sell in more than one area of the country, our operating results are subject to significant fluctuation. The regional nature of our business also makes us vulnerable to changes in regional weather and its impact on the regional construction industry. Our operating profit is generally lower in our fiscal quarter ending on the last day of February than it is in our other three fiscal quarters because of the impact of winter weather on construction activity. Although southern California and Texas are regions characterized by longer periods of favorable weather, extended periods of inclement weather can reduce construction activity at any time of the year. Because we sell almost all of our cement in Texas and Southern California, and because cement sales contribute more to our profitability than any other product line, a significant decline in cement demand in Texas or southern California would negatively impact our profitability.

Our product prices are subject to material changes in response to relatively minor fluctuations in supply and demand, which can be affected by economic and other market conditions beyond our control. We may face price or volume declines in the future. Due to the high fixed cost nature of our business, our operating results may be significantly affected by relatively small changes in production volumes. Some of our competitors are larger and have greater financial resources or have less financial leverage than we do. As a result, these competitors may cope better with any downward pricing pressure and adverse economic or market conditions than we would.

The availability and pricing of energy could lower our results of operations and harm our financial condition.

We are dependent upon energy sources, including electricity and fossil fuels. During our last fiscal year, our operating results were negatively impacted by increasing energy costs. Prices for energy are subject to market forces largely beyond our control. We have generally not entered into any long-term contracts to satisfy our fuel and electricity needs, with the exception of coal which we purchase from specific mines pursuant to long-term contracts. Despite long-term coal contracts, our coal supplies could be interrupted in the event of rail service disruptions or mine failures. If we are unable to meet our requirements for fuel and electricity, we may experience interruptions in our production. Price increases or disruption of the uninterrupted supply of these products could adversely affect our results of operations and financial condition.

We may incur substantial expenditures to comply with environmental laws which may adversely affect our results of operations and harm our financial condition.

We are subject to federal, state and local environmental laws and regulations concerning, among other matters, air emissions, kiln dust disposal and wastewater discharge. We believe we are in substantial compliance with applicable environmental laws and regulations. However, from time to time we receive claims from federal and state environmental regulatory agencies and entities asserting that we are or may be in violation of certain environmental laws and regulations. Based on our experience and information currently available to us, we believe that such claims will not have a material impact on our financial condition or results of operations. Despite our compliance and experience, it is possible that we could be held liable for future charges which might be material but are not currently known or estimable. In addition, changes in federal or state laws, regulations or requirements or discovery of currently unknown conditions could require additional expenditures by us, interrupt production or hinder our ability to build new or expand production facilities. For example, there currently is considerable scientific and political debate about whether the production of gases such as carbon dioxide may be causing global climate change. Since the manufacture of cement also produces carbon dioxide, any new regulations limiting our emissions of carbon dioxide could significantly impact our production volumes or costs of compliance.

We believe we are in substantial compliance with all legal requirements regarding the environment and health and safety matters, but since many of these requirements are subjective and therefore not quantifiable, or are presently not determinable, or are likely to be affected by future legislation or rule making by government agencies, it is not possible to accurately predict the aggregate future costs of compliance and their effect on our operations, future net income or financial condition. Notwithstanding our intentions to comply with all legal requirements, if injury to persons or damage to property or contamination of the environment has been or is caused by the conduct of our business or hazardous substances or waste used in, generated or disposed of by us, we may be liable for such injuries and damages, and be required to pay the cost of investigation and remediation of such contamination. The amount of such liability could be material, and we may incur material liability in connection with possible claims related to our operations and properties under environmental, health and safety laws.

Future litigation could affect our profitability.

The nature of our business exposes us to various litigation matters including product liability claims, employment matters, environmental matters, regulatory and administrative proceedings, governmental investigations, tort claims and contract disputes. We contest these matters vigorously and make insurance claims where appropriate. However, litigation is inherently costly and unpredictable, making it difficult to accurately estimate the outcome of existing or future litigation. Although we make accruals as we believe warranted, the amounts that we accrue could vary significantly from any amounts we actually pay due to the inherent uncertainties and shortcomings in the estimation process. Future litigation costs, settlements or judgments could materially and adversely affect our results of operations and financial condition.

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

As part of our growth strategy, we may expand existing facilities, build additional plants, acquire other reserves or operations, enter into joint ventures or form strategic alliances that we believe will expand or complement our existing business. If any of these transactions occur, they will likely involve some or all of the following risks:

•	the potential disruption of our ongoing business;

•	the diversion of resources and management’s time and attention;

•	the inability of management to maintain uniform standards, controls, procedures and policies;

•	the difficulty of managing the operations of a larger company;

•	the risk of becoming involved in labor, commercial or regulatory disputes or litigation related to the new enterprise;

•	the risk of contractual or operational liability to joint venture participants or to third parties as a result of our participation;

•	the difficulty of competing for acquisitions and other growth opportunities with companies having greater financial resources than us; and

•	the difficulty of integrating the acquired operations and personnel into our existing business.

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

In 1989 and 1990, groups of domestic cement producers, including us, filed antidumping petitions that resulted in the imposition of significant antidumping import duties on imports of gray portland cement and clinker from Mexico and Japan. On March 6, 2006, the governments of the U.S. and Mexico signed the U.S.-Mexico Agreement on Cement, which settled the 16-year dispute over the U.S. antidumping duty order on imports from Mexico.

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

Although we expect the antidumping order against cement and clinker from Japan to remain in effect until at least 2011, beginning in 2009 unlimited imports from Mexico may enter the U.S. without the imposition of any import duties. In addition, as has always been the case, independently owned cement operators can construct new import facilities and begin to purchase cement from other countries, such as those in Asia, which could compete with domestic producers. An influx of cement or clinker products from countries not subject to antidumping orders, or sales of imported cement or clinker in violation of U.S. fair trade laws, could materially and adversely affect our results of operations and financial condition.

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

Our financing agreements, including our senior secured credit facility and the indenture governing our outstanding notes, impose operating and financial restrictions on our activities. Our senior secured credit facility requires us to comply with or maintain certain financial tests and ratios, including a leverage ratio and an interest coverage ratio. Restrictions contained in these financing agreements also limit or prohibit our ability and certain of our subsidiaries ability to, among other things:

•	pay dividends to our stockholders;

•	make certain investments and capital expenditures;

•	incur additional debt or sell preferred stock;

•	create liens;

•	restrict dividend payments or other payments from subsidiaries to us;

•	engage in consolidations and mergers or sell or transfer assets;

•	engage in transactions with our affiliates; and

•	sell stock in our subsidiaries.

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

There are other restrictions imposed on us under current U.S. federal income tax laws for spin-offs with which we will need to comply in order to preserve the favorable tax treatment of the distribution of Chaparral common stock to our stockholders, such as continuing to own and manage our remaining business and limitations on sales or redemptions of our common stock for cash or other property following the distribution.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The information required by this item is included in Item 1.

ITEM 3.	LEGAL PROCEEDINGS

The information required by this item is included in the section of the Notes to Consolidated Financial Statements footnote entitled “Legal Proceedings and Contingent Liabilities” presented in Part II, Item 8 on pages 44 and 45 and incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock, $1 par value, are traded on the New York Stock Exchange (ticker symbol TXI). As of June 30, 2006 there were 2,043 shareholder accounts of record. Restrictions on the payment of dividends are described in the Notes to Consolidated Financial Statements footnote entitled “Long-term Debt” on pages 38 through 40 and are incorporated herein by reference. We did not purchase any of our Common Stock during the three-month period ended May 31, 2006. The following table sets forth for each of the quarterly periods indicated the high and low prices per share for our common stock as reported on the New York Stock Exchange and dividends paid per share. Stock prices prior to July 29, 2005, the last trading day before the spin-off of Chaparral Steel Company, have not been adjusted for the value of the distribution.

Per share	Aug.	Nov.	Feb.	May
2006
Stock prices: High	$74.75	$62.81	$62.00	$70.00
Low	46.02	45.62	48.85	47.56
Dividends paid	.075	.075	.075	.075
2005
Stock prices: High	$44.17	$60.00	$68.54	$69.01
Low	36.24	43.89	55.68	42.00
Dividends paid	.075	.075	.075	.075

ITEM 6.	SELECTED FINANCIAL DATA

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

$ In thousands except per share	2006	2005	2004	2003	2002
FOR THE YEAR
Net sales	$943,922	$834,803	$767,179	$718,118	$762,414
Earnings
Income (loss) from continuing operations	(589)	45,444	42,277	27,165	53,318
Income (loss) from discontinued operations	8,691	79,079	(4,378)	(51,362)	(2,042)
Cumulative effect of accounting change	—	—	(1,551)	—	—
Net income (loss)	8,102	124,523	36,348	(24,197)	51,276

Capital expenditures	110,245	46,178	15,887	32,327	12,822

PER SHARE INFORMATION
Earnings per share (diluted)
Income (loss) from continuing operations	$(.03)	$1.99	$1.96	$1.28	$2.48
Income (loss) from discontinued operations	.38	3.46	(.20)	(2.42)	(.10)
Cumulative effect of accounting change	—	—	(.07)	—	—
Net income	.35	5.45	1.69	(1.14)	2.38
Cash dividends	.30	.30	.30	.30	.30
Book value	19.89	40.62	35.32	34.44	35.43

YEAR END POSITION
Total assets	$1,080,570	$2,194,454	$1,944,133	$1,729,610	$1,773,277
Net working capital	283,924	372,849	269,314	58,300	61,722
Long-term debt	251,505	603,126	598,412	477,145	473,526
Convertible subordinated debentures	159,725	199,937	199,937	199,937	200,000
Shareholders’ equity	473,064	927,567	761,984	727,509	762,410
Return on average common equity	1.8%	14.7%	5.0%	(3.2)%	7.0%

OTHER INFORMATION
Diluted average common shares outstanding (in 000’s)	23,071	22,835	21,572	21,236	21,517
Common stock prices
High	$74.75	$69.01	$38.79	$37.70	$44.85
Low	45.62	36.24	21.11	17.35	23.00

On July 29, 2005, we completed the spin-off of our steel segment in the form of a pro-rata, tax-free dividend to our shareholders of one share of Chaparral Steel Company common stock for each share of our common stock that was owned on July 20, 2005. The results of operations of the steel segment prior to the spin-off are presented as discontinued operations. See Notes to Consolidated Financial Statements footnote entitled “Discontinued Operations” on pages 50 and 51.

Stock prices prior to July 29, 2005, the last trading day before the spin-off of Chaparral Steel Company, have not been adjusted for the value of the distribution.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a leading supplier of construction materials. On July 29, 2005, we completed the spin-off of our steel segment in the form of a pro-rata, tax-free dividend to our shareholders of one share of Chaparral Steel Company (“Chaparral”) common stock for each share of our common stock that was owned on July 20, 2005. The results of operations of the steel segment prior to the spin-off are presented as discontinued operations. See Notes to Consolidated Financial Statements footnote entitled “Discontinued Operations” on pages 50 and 51. Unless otherwise indicated our discussion and analysis of financial condition and results of operations relates to our continuing operations.

We have organized our continuing operations into three business segments: cement, aggregates and consumer products. Our principal products are gray portland cement, produced and sold through our cement segment; stone, sand and gravel, produced and sold through our aggregates segment; and ready-mix concrete, produced and sold through our consumer products segment. Other products include expanded shale and clay aggregates, produced and sold through our aggregates segment, and packaged concrete and related products, produced and sold through our consumer products segment.

Our facilities are concentrated primarily in Texas, Louisiana and California. During fiscal year 2006, we commenced construction on a project to expand and modernize our Oro Grande, California cement plant. We plan to expand the Oro Grande plant to approximately 2.3 million tons of advanced dry process cement production capacity annually, and retire the 1.3 million tons of existing, but less efficient, production after the new plant is commissioned. We expect the Oro Grande project will take at least two years to construct and will cost approximately $358 million.

We own long-term reserves of the primary raw materials for the production of cement and aggregates. Our business requires large amounts of capital investment, energy, labor and maintenance. Our corporate administrative, financial, legal, environmental, human resources and real estate activities are not allocated to operations and are excluded from operating profit.

RESULTS OF OPERATIONS

The following table highlights certain of our operating information.

	Year ended May 31,
In thousands except per unit	2006	2005	2004
Sales
Cement	$447,594	$404,823	$362,824
Stone, sand and gravel	153,480	134,220	120,997
Ready-mix concrete	265,254	222,680	206,394
Other products	118,555	104,847	116,108
Interplant	(121,127)	(105,576)	(98,353)
Delivery fees	80,166	73,809	59,209

Net sales	$943,922	$834,803	$767,179

Shipments
Cement (tons)	5,136	5,394	5,298
Stone, sand and gravel (tons)	25,246	23,616	22,282
Ready-mix concrete (cubic yards)	3,830	3,678	3,562

Prices
Cement ($/ton)	$87.14	$75.05	$68.49
Stone, sand and gravel ($/ton)	6.08	5.68	5.43
Ready-mix concrete ($/cubic yards)	69.25	60.54	57.94

Cost of sales
Cement ($/ton)	$63.65	$58.03	$53.60
Stone, sand and gravel ($/ton)	5.23	4.80	4.70
Ready-mix concrete ($/cubic yards)	67.69	61.12	57.75

Fiscal Year 2006 Compared to Fiscal Year 2005

Gross profit at $177.0 million increased $34.6 million from fiscal year 2005 as a result of improved margins.

Net Sales.    Net sales at $943.9 million increased $109.1 million from fiscal year 2005. Total cement sales increased $42.8 million on 16% higher average prices and 5% lower shipments. Total stone, sand and gravel sales increased $19.3 million on 7% higher average prices and shipments. Total ready-mix concrete sales increased $42.6 million on 14% higher average prices and 4% higher volume. Construction activity in the Texas and California markets we serve remains solid. Average prices for our major products continue to improve. Average selling prices for cement increased throughout the year, following price increase announcements in the summer and spring quarters. These price increases followed increases in costs of sales discussed below. Average prices for stone, sand and gravel and ready-mix concrete had a similar pattern during the year. Cement shipments during the year declined because of lower beginning inventories and the lack of availability of outside purchases of cement and clinker in certain markets. We believe market conditions should continue to support the current level of pricing.

Cost of Sales.    Cost of products sold at $766.9 million increased $74.5 million from fiscal year 2005. Cement unit costs increased 10%. Energy costs representing 38% of total cement costs increased 37%. Stone, sand and gravel unit costs increased 9%. Energy and maintenance costs representing 41% of total stone, sand and gravel costs increased 34% and 16%, respectively. Ready-mix concrete unit costs increased 11%, primarily due to price increases in its cement and aggregate raw materials.

Selling, General and Administrative.    Selling, general and administrative expense at $88.7 million increased $10.2 million from fiscal year 2005. Operating selling, general and administrative expense at $49.6 million increased $4.4 million, primarily due to $6.3 million higher incentive compensation expense offset by lower insurance and general expenses. Corporate selling, general and administrative expense at $39.1 million increased $5.8 million, primarily due to $4.8 million higher incentive and stock-based compensation expenses.

Other Income.    Other income at $47.3 million increased $24.5 million from fiscal year 2005. Operating other income at $32.0 million increased $15.7 million. Included in operating other income were a gain of $24.0 million from the sale of real estate in 2006 and a gain of $6.2 million from the sale of emissions credits in 2005. Both sales were associated with our expanded shale and clay aggregate operations in south Texas. Additional routine sales of surplus operating assets resulted in gains of $5.4 million in 2006 and $6.7 million in 2005. Corporate other income increased $8.9 million to $15.2 million primarily as a result of an increase of $4.2 million in interest and real estate income and a gain of $3.8 million from the sale of an investment.

Fiscal Year 2005 Compared to Fiscal Year 2004

Gross profit at $142.4 million increased $12.6 million from fiscal year 2004. Favorable weather and improved cement production efficiencies in the May 2005 quarter contributed to improved margins for the year.

Net Sales.    Net sales at $834.8 million increased $67.6 million from fiscal year 2004. Total cement sales increased $42.0 million on 10% higher average prices and 2% higher shipments. Total stone, sand and gravel sales increased $13.2 million on 5% higher average prices and 6% higher shipments. Total ready-mix concrete sales increased $16.3 million on 4% higher average prices and 3% higher volume. Continued solid demand for our major products resulted in higher average selling prices. Favorable weather in the May 2005 quarter increased shipments.

Cost of Sales.    Cost of products sold at $692.4 million increased $55.1 million from fiscal year 2004. Cement unit costs increased 8%. Energy costs and maintenance costs representing 46.8% of total costs increased 13% and 8%, respectively. Stone, sand and gravel unit costs increased 2%. Energy and maintenance costs representing 39% of total costs were up 26% and 12%, respectively. Increased shipments reduced the effect of higher costs on overall unit costs. Ready-mix concrete unit costs increased 6%, primarily due to increases in raw material costs.

Selling, General and Administrative.    Selling, general and administrative expense at $78.4 million increased $3.6 million from fiscal year 2004. Operating selling, general and administrative expense at $45.2 million decreased $1.0 million, primarily due to lower bad debt and insurance expenses offset in part by $2.2 million higher incentive compensation expense. Corporate selling, general and administrative expense at $33.2 million increased $4.6 million, primarily due to $4.4 million higher incentive compensation and retirement plan expenses.

Other Income.    Other income at $22.7 million decreased $17.8 million from fiscal year 2004. Operating other income at $16.3 million decreased $22.8 million. Included in operating other income were a gain of $6.2 million from the sale of emissions credits in 2005 and a gain of $34.7 million from the sale of our brick production facilities in Texas and Louisiana in 2004. Additional routine sales of surplus operating assets resulted in gains of $6.7 million in 2005 and $3.1 million in 2004. Corporate other income at $6.4 million increased $5.0 million primarily as a result of an increase of $4.3 million in interest and real estate income.

Interest Expense

Interest expense at $31.2 million increased $7.6 million from fiscal year 2005. Interest expense capitalized in conjunction with our Oro Grande, California cement plant expansion and modernization project reduced the amount of interest expense recognized by $1.5 million. Total interest expense to be capitalized related to this project during the two year construction period is currently estimated at $25 million.

In connection with the spin-off of Chaparral, we entered into new financing agreements and purchased the outstanding $600 million aggregate principal amount of 10.25% senior notes due 2011. On July 6, 2005, we issued $250 million aggregate principal amount of new 7.25% senior notes due 2013 and entered into a separate new senior secured revolving credit facility.

Prior to the spin-off of Chaparral, interest was allocated to discontinued operations based on the amount of our consolidated debt attributed to the steel operations. The total amount of interest allocated was $5.4 million in 2006, $47.3 million in 2005 and $49.6 million in 2004.

Loss on Early Retirement of Debt

Loss on debt retirements and spin-off charges includes a loss of $107.0 million related to the early retirement of our 10.25% senior notes and old credit facility consisting of $96.0 million in premiums and consent payments plus transaction costs and a write-off of $11.0 million of debt issuance costs and interest rate swap gains and losses associated with the debt purchased. We also incurred expense of $800,000 related to the May 2006 conversion of $40.2 million of convertible subordinated debentures. In addition, we incurred $5.4 million in charges related to the spin-off of Chaparral in July 2005.

We recognized a loss on early retirement of debt of $12.3 million in fiscal year 2004 as a result of the June 2003 refinancing and May 2004 partial termination of our old senior secured credit facility.

Income Taxes

Our effective tax rate for continuing operations was 93.3% in 2006, 27.0% in 2005 and 28.5% in 2004. The primary reason that the effective tax rate differed from the 35% statutory corporate rate was due to state income taxes, additional percentage depletion that is tax deductible and, in 2006, spin-off and debt conversion costs that are not tax deductible. The effective rate for discontinued operations was 35.1% in 2006, 35.0% in 2005 and 35.7% in 2004.

We incurred federal and state net operating losses in 2006. A portion of the federal net operating loss is planned to be carried back and offset against federal taxable income in 2005 with the remaining balance carried forward against expected federal taxable income in 2007. The state net operating losses are planned to be carried forward against expected state taxable income in 2007 and subsequent years. Accounts receivable in 2006 includes $9.5 million representing the expected tax refund claim. Deferred taxes include a $13.7 million alternative minimum tax credit carryforward that is available for offset against future regular federal income taxes.

The American Jobs Creation Act of 2004, among other things, allows a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. We did not realize a benefit in 2006 because of a taxable loss for the year.

Income from Discontinued Operations—Net of Income Taxes

As a result of the spin-off of Chaparral, the operating results of our steel segment, including the allocation of certain corporate expenses, have been reclassified and presented as discontinued operations. Fiscal year 2006 includes steel operations through the July 29, 2005 spin-off date.

Cumulative Effect of Accounting Change—Net of Income Taxes

Effective June 1, 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which applies to legal obligations associated with the retirement of long-lived assets. We incur legal obligations for asset retirement as part of our normal operations related to land reclamation, plant removal and Resource Conservation and Recovery Act closures. Application of the new rules resulted in a cumulative charge of $1.6 million, net of income taxes of $800,000 in fiscal year 2004.

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

Environmental Liabilities.    We are subject to environmental laws and regulations established by federal, state and local authorities, and make provision for the estimated costs related to compliance when it is probable that a reasonably estimable liability has been incurred.

Legal Contingencies.    We are defendants in lawsuits which arose in the normal course of business, and make provision for the estimated loss from any claim or legal proceeding when it is probable that a reasonably estimable liability has been incurred.

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

Goodwill.    Management tests goodwill for impairment at least annually. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the applicable reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future prices for our products, capital needs, economic trends and other factors.

New Accounting Standards.    In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. We will adopt SFAS 123R effective June 1, 2006 using the “modified prospective” method. Under the modified prospective method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Financial information for periods prior to the date of adoption of SFAS 123R would not be restated. We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. We have not yet determined which model we will use to measure the fair value of awards of equity instruments to employees upon the adoption of SFAS 123R.

The adoption of SFAS No. 123R will not have an impact on our consolidated financial position. Although the impact of SFAS No. 123R on our results of operations can not be predicted at this time because it will depend on the number of equity awards granted in the future, as well as the model used to value the awards, it is expected to have a significant effect on our future results of operations. However, had we adopted the requirements of SFAS No. 123R in prior periods, the impact would have approximated the amounts disclosed in “Summary of Significant Accounting Policies—Stock-based Compensation” in the Notes to Consolidated Financial Statements.

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

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which will become effective for us beginning June 1, 2006. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead cost to inventory be based on the normal capacity of the production facilities. We are currently evaluating the potential impact of this standard on our financial position and results of operations.

In March 2005, the Emerging Issues Task Force reached a consensus on Issue 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry,” which will become effective for us beginning June 1, 2006. EITF 04-6 requires that stripping costs incurred during the production phase of the mine be included in the costs of the inventory produced during the period that the stripping costs are incurred. In June 2005, the EITF modified the consensus requiring entities to recognize any cumulative effect adjustment in retained earnings in the period of adoption. As of May 31, 2006, the balance of our post-production capitalized stripping costs was $7.9 million. In accordance with the transition provision of EITF 04-6, the Company will write off these deferred costs to retained earnings on June 1, 2006, and prospectively recognize the costs of all post-production stripping activity as a cost of the inventory produced during the period the stripping costs are incurred. Although dependent in part on the future level of post-production stripping activity which varies from period to period, we do not expect that the adoption of EITF 04-6 will have a material impact on our financial position or results of operations for periods following adoption.

LIQUIDITY AND CAPITAL RESOURCES

In addition to cash and cash equivalents of $84.1 million at May 31, 2006, our sources of liquidity include cash from operations, proceeds from sales of our short-term investments, borrowings available under our $200 million senior secured revolving credit facility and distributions available from our investments in life insurance contracts.

Short-term Investments.    Our short-term investments, totaling $50.6 million at May 31, 2006, consist of investment grade auction rate securities with an active resale market to ensure liquidity and the ability to be readily converted into cash. These securities are expected to be sold within one year to fund current operations, or satisfy other cash requirements as needed.

Senior Secured Revolving Credit Facility.    We have available a $200 million senior secured revolving credit facility expiring in July 2010. It includes a $50 million sub-limit for letters of credit. Any outstanding letters of credit are deducted from the borrowing availability under the facility. At May 31, 2006, $27.0 million of the facility was utilized to support letters of credit. Amounts drawn under the facility bear interest either at the LIBOR rate plus a margin of 1% to 2%, or at a base rate (which is the higher of the federal funds rate plus 0.5% and the prime rate) plus a margin of up to 1%. The interest rate margins are subject to adjustments based on our leverage ratio.

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

Investments in Life Insurance Contracts.    During 2005 we repaid previous distributions received from our investments in life insurance contracts in the amount of $51.2 million. Approximately $50 million of these funds are available for redistribution at our election.

Contractual Obligations.    The following is a summary of our estimated future payments under our material contractual obligations as of May 31, 2006.

	Future Payments by Period
In thousands	Total	2007	2008	2009	2010-2011	After 2011
Borrowings
Long-term debt(1)	$252,186	$681	$1,135	$—	$—	$250,370
Convertible subordinated debentures(2)	159,725	—	—	—	—	159,725
Interest	331,523	27,008	26,933	26,910	53,820	196,852
Leases(3)	56,061	15,670	8,840	8,268	15,536	7,747
Coal supply contracts(4)	79,051	28,559	31,639	18,853	—	—
Other unconditional purchase obligations(5)	278,200	220,000	58,200	—	—	—
Asset retirement obligations(6)	19,349	1,458	510	—	1,354	16,027
Defined benefit plans(7)(8)	98,106	2,610	2,700	3,133	7,407	82,256

	$1,274,201	$295,986	$129,957	$57,164	$78,117	$712,977

(1)	Our long-term debt is described in Notes to Consolidated Financial Statements footnote entitled “Long-term Debt” on pages 38 through 40. Our outstanding letters of credit issued under the senior secured revolving credit facility only collateralize payment of recorded liabilities.
(2)	Our convertible subordinated debentures are described in Notes to Consolidated Financial Statements footnote entitled “Convertible Subordinated Debentures” on pages 40 and 41.
(3)	We lease certain mobile and other equipment, office space and other items used in our operations under operating leases that may in the normal course of business be renewed or replaced by subsequent leases. Future payments under leases exclude mineral rights which are insignificant and are generally required only for products produced.
(4)	In December 2005 we renegotiated three long-term contracts for the purchase of coal for use in our cement and expanded shale and clay plants in Texas that now require minimum amounts of coal be purchased. We expect to utilize these required amounts in the normal course of business operations. These future minimum payment amounts exclude transportation surcharges that may be imposed under certain circumstances.
(5)	We have entered into construction and equipment purchase contracts in connection with the expansion and modernization of our Oro Grande, California cement plant. We expect the project will take at least two years to construct with actual capital expenditures occurring as the work progresses.
(6)	We incur legal obligations for asset retirement as part of our normal operations related to land reclamation, plant removal and Resource Conservation and Recovery Act closures.
(7)	We pay benefits under a series of non-qualified defined benefit plans.
(8)	We pay benefits under a health benefit plan covering approximately 600 employees and retirees of our California cement subsidiary. These employees are also covered by a qualified defined benefit pension plan. We contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus additional amounts considered appropriate. We expect to make a plan contribution of $2.6 million in fiscal year 2007.

During fiscal year 2006, we commenced construction on a project to expand and modernize our Oro Grande, California cement plant. We plan to expand the Oro Grande plant to approximately 2.3 million tons of advanced dry process cement production capacity annually, and retire the 1.3 million tons of existing, but less efficient, production after the new plant is commissioned. We expect the Oro Grande project will take at least two years to construct and will cost approximately $358 million excluding capitalized interest related to the project. We expect our capital expenditures in fiscal year 2007, including those related to the expansion and modernization of our Oro Grande cement plant, to be approximately $280 million.

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

Cash Flows

Net cash provided by continuing operating activities was $97.4 million, compared to $144.4 million in fiscal year 2005. The decrease resulted primarily from changes in working capital items and the utilization of tax benefits in 2005. Accounts receivable increased $5.1 million, primarily due to higher selling prices. Inventories increased $18.8 million, primarily due to higher levels of clinker and finished cement. Accounts payable and accrued expenses increased $11.2 million primarily as a result of increased accounts payable due to higher manufacturing costs and higher incentive compensation accruals. We also incurred a federal net operating tax loss in 2006 that resulted in a $9.5 million tax refund claim.

Net cash used by continuing investing activities was $141.4 million, compared to $98.5 million in fiscal year 2005. Capital expenditures incurred in connection with the expansion and modernization of our Oro Grande, California cement plant were $73.2 million, up $66.8 million from the prior year. Capital expenditures for normal replacement and technological upgrades of existing equipment and acquisitions to sustain our existing operations were $37.0 million, down $2.8 million from the prior year. In 2006, we invested $50.5 million in auction rate securities. In 2005, we increased our investment in life insurance contracts primarily as a result of repaying $51.2 million in prior distributions. Proceeds from asset disposals result from routine sales of surplus operating assets, which in fiscal year 2006 included the proceeds from the sale of real estate associated with our expanded shale and clay operations in south Texas and in fiscal year 2004 included the proceeds from the sale of our brick production facilities in Texas and Louisiana.

Net cash used for continuing financing activities was $453.5 million, compared to $27.7 million provided in fiscal year 2005. We purchased $600 million aggregate principal amount of our 10.25% senior notes, paying $96.0 million in premiums and consent payments plus transaction costs. To fund the purchase we issued $250 million aggregate principal amount of our new 7.25% senior notes and incurred $7.4 million in debt issuance costs, received a cash dividend of $341.1 million from Chaparral and used $112.3 million of cash and cash equivalents on hand.

Net cash provided by discontinued operations was $330.1 million, compared to $44.9 million in fiscal year 2005. In connection with our refinancing and spin-off transactions, Chaparral issued $300 million aggregate principal amount of senior notes and borrowed $50 million under its new $150 million credit facility. The net proceeds were used to pay us a dividend of $341.1 million.

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

The estimated fair value of each class of financial instrument as of May 31, 2006 approximates its carrying value except for long-term debt having fixed interest rates and convertible subordinated debentures. The fair value of long-term debt at May 31, 2006, estimated based on broker/dealer quoted market prices, is approximately $257.2 million compared to the carrying amount of $252.2 million. The fair value of convertible subordinated debentures at May 31, 2006, estimated based on NYSE quoted market prices, is approximately $164.5 million compared to the carrying amount of $159.7 million.

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

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Certain statements contained in this annual report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the impact of competitive pressures and changing economic and financial conditions on our business, the level of construction activity in our markets, abnormal periods of inclement weather, unexpected periods of equipment downtime, changes in the cost of raw materials, fuel and energy, the impact of environmental laws and other regulations, and the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” on pages 9 through 15.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included in Item 7.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	May 31,
In thousands	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$84,139	$251,600
Short-term investments	50,606	—
Receivables—net	132,849	117,363
Inventories	102,052	83,291
Deferred income taxes and prepaid expenses	33,599	28,754

TOTAL CURRENT ASSETS	403,245	481,008

OTHER ASSETS
Goodwill	58,395	58,395
Real estate and investments	125,913	100,200
Deferred charges and intangibles	22,706	27,571
Assets of discontinued operations	—	1,114,627

	207,014	1,300,793

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	128,056	131,911
Buildings	42,069	45,847
Machinery and equipment	688,255	682,962
Construction in progress	95,094	22,096

	953,474	882,816
Less depreciation and depletion	483,163	470,163

	470,311	412,653

	$1,080,570	$2,194,454

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$63,581	$58,022
Accrued interest, wages and other items	55,059	49,449
Current portion of long-term debt	681	688

TOTAL CURRENT LIABILITIES	119,321	108,159

LONG-TERM DEBT	251,505	603,126

CONVERTIBLE SUBORDINATED DEBENTURES	159,725	199,937

DEFERRED INCOME TAXES AND OTHER CREDITS	76,955	77,138

LIABILITIES OF DISCONTINUED OPERATIONS	—	278,527

SHAREHOLDERS’ EQUITY
Common stock, $1 par value	25,863	25,067
Additional paid-in capital	334,054	285,313
Retained earnings	169,696	686,476
Cost of common stock in treasury	(52,093)	(61,566)
Pension liability adjustment	(4,456)	(7,723)

	473,064	927,567

	$1,080,570	$2,194,454

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Year Ended May 31,
In thousands except per share	2006	2005	2004
NET SALES	$943,922	$834,803	$767,179
Cost of products sold	766,941	692,414	637,347

GROSS PROFIT	176,981	142,389	129,832

Selling, general and administrative	88,663	78,434	74,814
Interest	31,155	23,533	24,102
Loss on debt retirements and spin-off charges	113,247	894	12,302
Other income	(47,270)	(22,727)	(40,482)

	185,795	80,134	70,736

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(8,814)	62,255	59,096
Income taxes (benefit)	(8,225)	16,811	16,819

INCOME (LOSS) FROM CONTINUING OPERATIONS	(589)	45,444	42,277

Income (loss) from discontinued operations—net of income taxes	8,691	79,079	(4,378)

INCOME BEFORE ACCOUNTING CHANGE	8,102	124,523	37,899
Cumulative effect of accounting change—net of income taxes	—	—	(1,551)

NET INCOME	$8,102	$124,523	$36,348

Basic earnings (loss) per share
Income (loss) from continuing operations	$(.03)	$2.06	$2.00
Income (loss) from discontinued operations	.38	3.58	(.21)
Cumulative effect of accounting change	—	—	(.07)

Net income	$.35	$5.64	$1.72

Diluted earnings (loss) per share
Income (loss) from continuing operations	$(.03)	$1.99	$1.96
Income (loss) from discontinued operations	.38	3.46	(.20)
Cumulative effect of accounting change	—	—	(.07)

Net income	$.35	$5.45	$1.69

Average shares outstanding
Basic	23,071	22,076	21,183
Diluted	23,071	22,835	21,572

Cash dividends per share	$.30	$.30	$.30

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Year Ended May 31,
In thousands	2006	2005	2004
OPERATING ACTIVITIES
Net income	$8,102	$124,523	$36,348
Adjustments to reconcile net income to cash provided (used) by continuing operating activities
Loss (income) from discontinued operations	(8,691)	(79,079)	4,378
Cumulative effect of accounting change	—	—	1,551
Loss on debt retirements	107,006	—	12,302
Gain on asset disposals	(34,768)	(6,582)	(37,997)
Depreciation, depletion and amortization	44,955	46,474	47,409
Deferred income taxes	6,581	33,811	319
Income tax benefit from stock option exercises	9,969	8,000	—
Other—net	(2,399)	889	5,391
Changes in operating assets and liabilities
Receivables repurchased	—	—	(72,032)
Accounts receivable—net	(5,060)	(8,873)	1,052
Inventories	(18,761)	6,082	1,664
Prepaid expenses	63	(1,680)	(5,744)
Accounts payable and accrued liabilities	(12,155)	17,017	(3,011)
Other credits	2,527	3,838	7,375

Cash provided (used) by continuing operating activities	97,369	144,420	(995)
Cash provided (used) by discontinued operating activities	(7,778)	73,104	12,668

Net cash provided by operating activities	89,591	217,524	11,673

INVESTING ACTIVITIES
Capital expenditures—expansions	(73,212)	(6,365)	(731)
Capital expenditures—other	(37,033)	(39,813)	(15,156)
Proceeds from asset disposals	23,107	7,136	47,243
Purchases of short-term investments	(50,500)	—	—
Investments in life insurance contracts	(4,366)	(58,798)	(1,162)
Other—net	612	(677)	(2,875)

Cash provided (used) by continuing investing activities	(141,392)	(98,517)	27,319
Cash used by discontinued investing activities	(2,757)	(28,163)	(14,068)

Net cash provided (used) by investing activities	(144,149)	(126,680)	13,251

FINANCING ACTIVITIES
Long-term borrowings	250,000	—	718,097
Debt retirements	(600,700)	(699)	(592,398)
Debt issuance costs	(7,363)	(39)	(16,378)
Debt retirement costs	(96,029)	—	(8,605)
Interest rate swap terminations	—	(6,315)	8,358
Stock option exercises	7,510	41,399	2,515
Common dividends paid	(6,908)	(6,643)	(6,336)

Cash provided (used) by continuing financing activities	(453,490)	27,703	105,253
Cash provided by discontinued financing activities	340,587	—	—

Net cash provided (used) by financing activities	(112,903)	27,703	105,253

Increase (decrease) in cash and cash equivalents	(167,461)	118,547	130,177

Cash and cash equivalents at beginning of year	251,600	133,053	2,876

Cash and cash equivalents at end of year	$84,139	$251,600	$133,053

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

$ In thousands except per share	Common Stock $1 Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Pension Liability Adjustment	Total Shareholders’ Equity
May 31, 2003	$25,067	$260,936	$538,584	$(91,186)	$(5,892)	$727,509

Net income	—	—	36,348	—	—	36,348
Pension liability adjustment—net of tax	—	—	—	—	1,410	1,410
Common dividends paid—$.30 per share	—	—	(6,336)	—	—	(6,336)
Treasury shares issued for bonuses and options—139,957 net shares	—	519	—	2,534	—	3,053

May 31, 2004	25,067	261,455	568,596	(88,652)	(4,482)	761,984

Net income	—	—	124,523	—	—	124,523
Pension liability adjustment—net of tax	—	—	—	—	(3,241)	(3,241)
Common dividends paid—$.30 per share	—	—	(6,643)	—	—	(6,643)
Treasury shares issued for bonuses and options and settlement of deferred compensation agreements—1,526,995 net shares	—	23,858	—	27,086	—	50,944

May 31, 2005	25,067	285,313	686,476	(61,566)	(7,723)	927,567

Net income	—	—	8,102	—	—	8,102
Pension liability adjustment—net of tax	—	—	—	—	3,267	3,267
Common dividends paid—$.30 per share	—	—	(6,908)	—	—	(6,908)
Distribution of discontinued operations to shareholders	—	—	(517,974)	—	—	(517,974)
Treasury shares issued for bonuses and options and settlement of deferred compensation agreements—420,791 net shares	—	9,410	—	9,473	—	18,883
Common stock issued for conversion of subordinated debentures—795,471 shares	796	39,331	—	—	—	40,127

May 31, 2006	$25,863	$334,054	$169,696	$(52,093)	$(4,456)	$473,064

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Texas Industries, Inc. and subsidiaries (unless the context indicates otherwise, collectively, the “Company” or “TXI”) is a leading supplier of construction materials. On July 29, 2005, the Company completed the spin-off of its steel segment in the form of a pro-rata, tax-free dividend to the Company’s shareholders of one share of Chaparral Steel Company (“Chaparral”) common stock for each share of the Company’s common stock that was owned on July 20, 2005. Following the spin-off, the Company’s continuing operations were organized into three business segments: cement, aggregates and consumer products, which produce and sell cement; stone, sand and gravel and expanded shale and clay aggregate; ready-mix concrete and packaged concrete and related products, respectively, from facilities concentrated in Texas, Louisiana and California.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation.    The consolidated financial statements include the accounts of Texas Industries, Inc. and all subsidiaries except a subsidiary trust in which the Company has a variable interest but is not the primary beneficiary. As a result of the spin-off of the steel segment the prior period financial statements have been reclassified to present the steel segment as discontinued operations. See “Discontinued Operations” footnote on pages 50 and 51. In addition, certain other amounts in the prior period financial statements have been reclassified to conform to the current period presentation. Unless otherwise indicated, all amounts in the accompanying footnotes relate to continuing operations.

Estimates.    The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

Fair Value of Financial Instruments.    The estimated fair value of each class of financial instrument as of May 31, 2006 approximates its carrying value except for long-term debt having fixed interest rates and convertible subordinated debentures. The fair value of long-term debt at May 31, 2006, estimated based on broker/dealer quoted market prices, is approximately $257.2 million compared to the carrying amount of $252.2 million. The fair value of convertible subordinated debentures at May 31, 2006, estimated based on NYSE quoted market prices, is approximately $164.5 million compared to the carrying amount of $159.7 million.

Cash and Cash Equivalents.    Investments with maturities of less than 90 days when purchased are classified as cash equivalents and consist primarily of money market funds and investment grade commercial paper issued by major corporations and financial institutions.

Short-Term Investments.    The Company’s short-term investments consist of investment grade auction rate securities with an active resale market to ensure liquidity and the ability to be readily converted into cash to fund current operations, or satisfy other cash requirements as needed. These securities have legal maturities ranging from 19 to 38 years, but have their interest rates reset at predetermined intervals, typically less than 30 days, through an auction process. These securities are expected to be sold within one year, regardless of their legal maturity date. Accordingly, these securities have been classified as available-for-sale and as current assets in the consolidated balance sheet as of May 31, 2006. The auction rate securities are stated at cost plus accrued interest which approximates fair value. Net unrealized gains and losses, net of deferred taxes, are not significant due to the short duration between interest rate reset dates. Purchase and sale activity of short-term investments is presented as cash flows from investing activities in the consolidated statements of cash flows.

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

Legal Contingencies.    The Company is a defendant in lawsuits which arose in the normal course of business, and makes provision for the estimated loss from any claim or legal proceeding when it is probable that a reasonably estimable liability has been incurred.

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

Goodwill.    Management tests goodwill for impairment at least annually by reporting unit. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future prices for the Company’s products, capital needs, economic trends and other factors. Goodwill having a carrying value of $58.4 million at both May 31, 2006 and 2005 resulted from the acquisition of Riverside Cement Company and is identified with the Company’s California cement operations. The fair value of the reporting unit exceeds its carrying value.

Real Estate and Investments.    Surplus real estate and real estate acquired for development of high quality industrial, office or multi-use parks totaled $7.3 million and $9.2 million at May 31, 2006 and 2005, respectively.

Investments are composed primarily of life insurance contracts purchased in connection with certain Company benefit plans. The contracts, recorded at their net cash surrender value, totaled $96.3 million (net of distributions of $1.3 million) at May 31, 2006 and $89.4 million (net of distributions of $1.3 million) at May 31, 2005. Distributed amounts totaling $51.2 million were repaid in 2005. Charges incurred on the distributions of $100,000 in both 2006 and 2005, and $3.3 million in 2004 were included in interest expense.

Investments also include a note receivable in the amount of $22.0 million which matures on July 31, 2007, taken by the Company in connection with a $24.0 million sale of land associated with its expanded shale and clay operations in south Texas.

Deferred Charges and Intangibles.    Deferred charges are composed primarily of debt issuance costs that totaled $10.3 million and $17.3 million at May 31, 2006 and 2005, respectively. The costs are amortized over the term of the related debt.

Intangibles are composed of non-compete agreements and other intangibles with finite lives being amortized on a straight-line basis over periods of 7 to 15 years. Their carrying value, adjusted for write-offs, totaled $1.4 million (net of accumulated amortization of $3.0 million) at May 31, 2006 and $1.8 million (net of accumulated amortization of $2.6 million) at May 31, 2005. Amortization expense incurred was $400,000 in each of the years ending 2006, 2005 and 2004. Estimated amortization expense for each of the five succeeding years is approximately $300,000 per year.

Other Credits.    Other credits of $55.3 million at May 31, 2006 and $57.8 million at May 31, 2005 are composed primarily of liabilities related to the Company’s retirement plans, deferred compensation agreements and asset retirement obligations.

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

The Company incurs legal obligations for asset retirement as part of its normal operations related to land reclamation, plant removal and Resource Conservation and Recovery Act closures. Prior to the adoption of SFAS No. 143, the Company generally accrued for land reclamation obligations related to its aggregate mining process on the unit of production basis and for its other obligations as incurred. Determining the amount of an asset retirement liability requires estimating the future cost of contracting with third parties to perform the obligation. The estimate is significantly impacted by, among other considerations, management’s assumptions regarding the scope of the work required, labor costs, inflation rates, market-risk premiums and closure dates. The initial application of the new rules at June 1, 2003, resulted in an increase in net property, plant and equipment of $500,000, a net increase in asset retirement obligation liabilities of $2.9 million and a pretax cumulative charge of $2.4 million.

Changes in asset retirement obligations are as follows:

In thousands	2006	2005
Balance at beginning of year	$4,655	$4,455
Additions	5	190
Accretion expense	456	314
Settlements	(770)	(304)

Balance at end of year	$4,346	$4,655

Pension Liability Adjustment.    The pension liability adjustment to shareholders’ equity totaled $4.5 million (net of tax of $2.5 million) at May 31, 2006 and $7.7 million (net of tax of $4.2 million) at May 31, 2005. The adjustment relates to a defined benefit retirement plan covering approximately 600 employees and retirees of the Company’s California cement subsidiary. Comprehensive income or loss consists of net income or loss and the pension liability adjustment to shareholders’ equity. Comprehensive income was $11.4 million in 2006, $121.3 million in 2005 and $37.8 million in 2004.

Net Sales.    Sales are recognized when title has transferred and products are delivered. The Company includes delivery fees in the amount it bills customers to the extent needed to recover the Company’s cost of freight and delivery. Net sales are presented as revenues including these delivery fees.

Other Income.    Routine sales of surplus operating assets and real estate resulted in gains of $35.0 million in 2006, $9.0 million in 2005 and $4.2 million in 2004. In addition, other income in 2006 includes a gain of $3.8 million from the sale of certain investment assets. Other income in 2005 includes a gain of $6.2 million from the sale of emissions credits associated with the Company’s expanded shale and clay aggregate operations in south Texas. Other income in 2004 includes a gain of $34.7 million from the sale of the Company’s Texas and Louisiana brick production facilities.

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

Basic and Diluted EPS are calculated as follows:

In thousands except per share	2006	2005	2004
Basic earnings (loss)
Income (loss) from continuing operations	$(589)	$45,444	$42,277
Income (loss) from discontinued operations	8,691	79,079	(4,378)
Cumulative effect of accounting change	—	—	(1,551)

Basic income	$8,102	$124,523	$36,348

Diluted earnings (loss)
Income (loss) from continuing operations	$(589)	$45,444	$42,277
Interest on convertible subordinated debentures—net of tax	—	—	—

Diluted income (loss) from continuing operations	(589)	45,444	42,277
Income (loss) from discontinued operations	8,691	79,079	(4,378)
Cumulative effect of accounting change	—	—	(1,551)

Diluted income	$8,102	$124,523	$36,348

Shares
Weighted-average shares outstanding	23,052	22,029	21,113
Contingently issuable shares	19	47	70

Basic weighted-average shares	23,071	22,076	21,183

Convertible subordinated debentures	—	—	—
Stock option and award dilution	—	759	389

Diluted weighted-average shares*	23,071	22,835	21,572

Basic earnings (loss) per share
Income (loss) from continuing operations	$(.03)	$2.06	$2.00
Income (loss) from discontinued operations	.38	3.58	(.21)
Cumulative effect of accounting change	—	—	(.07)

Net income	$.35	$5.64	$1.72

Diluted earnings (loss) per share
Income (loss) from continuing operations	$(.03)	$1.99	$1.96
Income (loss) from discontinued operations	.38	3.46	(.20)
Cumulative effect of accounting change	—	—	(.07)

Net income	$.35	$5.45	$1.69

* Shares excluded due to antidilutive effect
Convertible subordinated debentures	3,849	2,888	2,888
Stock options and awards	711	184	1,305

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

In accordance with SFAS No. 123, the Company discloses the compensation cost related to its stock options based on the estimated fair value at the date of grant. All options were granted with graded vesting valued as single awards and the compensation cost recognized using a straight-line attribution method over the shorter of the vesting period or required service period with forfeitures recognized as they occurred. The fair value of each option grant was estimated on the date of grant for purposes of the pro forma disclosures using the Black-Scholes option-pricing model. In 2006, the weighted-average fair value of options granted was $20.46 based on weighted average assumptions for dividend yield of .58%, volatility factor of .338, risk-free interest rate of 4.31% and expected life in years of 6.4. In 2005, the weighted-average fair value of options granted was $23.83 based on weighted average assumptions for dividend yield of .50%, volatility factor of .345, risk-free interest rate of 3.89% and expected life in years of 6.4. No options were granted in 2004.

Expected dividend yields were based on the approved annual dividend rate in effect and the current market price of the Company’s common stock at the time of grant. Expected volatility was based on an analysis of historical volatility of the Company’s common stock. Risk-free interest rates were determined using the implied yield currently available for U.S. treasury bonds and notes with a remaining term equal to the expected life of the options. Expected lives of options are determined based on the historical share option exercise experience of the Company’s optionees.

In addition to grants under its stock option plans, the Company has provided stock-based compensation to employees and directors under stock appreciation rights contracts, deferred compensation agreements, restricted stock payments and a former stock awards program. Stock compensation expense related to these grants is included in the determination of net income as reported in the financial statements.

If the Company had applied the fair value recognition provision of SFAS No. 123, the Company’s net income and earnings per share would have been adjusted to the following pro forma amounts:

In thousands except per share	2006	2005	2004
Net income
As reported	$8,102	$124,523	$36,348
Plus: stock-based compensation included in the determination of net income as reported, net of tax	2,839	1,180	1,386
Less: fair value of stock-based compensation, net of tax	(3,742)	(1,420)	(4,866)

Pro forma	$7,199	$124,283	$32,868

Basic earnings per share
As reported	$.35	$5.64	$1.72
Pro forma	.31	5.63	1.55

Diluted earnings per share
As reported	.35	5.45	1.69
Pro forma	.31	5.44	1.52

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB Opinion No. 25. Among other items, SFAS No. 123R eliminates the use of APB Opinion No. 25 and the intrinsic value method of accounting, and requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. The Company will adopt SFAS No. 123R effective June 1, 2006 using the “modified prospective” method. Under the modified prospective method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Financial information for periods prior to the date of adoption of SFAS No. 123R would not be restated. The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS No. 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company has not yet determined which model it will use to measure the fair value of awards of equity instruments to employees upon the adoption of SFAS No. 123R.

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

Accounting for Mining Stripping Costs.    In March 2005, the Emerging Issues Task Force reached a consensus on Issue 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry,” which will become effective for the Company beginning June 1, 2006. EITF 04-6 requires that stripping costs incurred during the production phase of the mine be included in the costs of the inventory produced during the period that the stripping costs are incurred. In June 2005, the EITF modified the consensus requiring entities to recognize any cumulative effect adjustment in retained earnings in the period of adoption. As of May 31, 2006, the balance of the Company’s post-production capitalized stripping costs was $7.9 million. In accordance with the transition provision of EITF 04-6, the Company will write off these deferred costs to retained earnings on June 1, 2006, and prospectively recognize the costs of all post-production stripping activity as a cost of the inventory produced during the period the stripping costs are incurred. Although dependent in part on the future level of post-production stripping activity which varies from period to period, the Company does not expect that the adoption of EITF 04-6 will have a material impact on its financial position or results of operations for periods following adoption.

WORKING CAPITAL

Working capital totaled $283.9 million at May 31, 2006, compared to $372.8 million at May 31, 2005.

Receivables include tax refund claims of $9.5 million at May 31, 2006. Accounts receivable are presented net of allowances for doubtful receivables of $1.6 million at May 31, 2006 and $2.2 million at May 31, 2005. Provisions for bad debts charged to expense were $300,000 in 2006, $1.1 million in 2005 and $2.1 million in 2004. Uncollectible accounts written off amounted to $900,000 in 2006, $2.7 million in 2005 and $2.0 million in 2004.

Inventories consist of:

In thousands	2006	2005
Finished products	$10,341	$6,353
Work in process	42,384	34,273
Raw materials	13,881	11,413

Total inventories at LIFO cost	66,606	52,039
Parts and supplies	35,446	31,252

Total inventories	$102,052	$83,291

Inventories are stated at cost (not in excess of market) with finished products, work in process and raw material inventories using the last-in, first-out (“LIFO”) method and parts and supplies inventories using the average cost method. If the average cost method (which approximates current replacement cost) had been used for all of these inventories, inventory values would have been higher by $26.8 million in 2006 and $16.8 million in 2005. In 2005, certain inventory quantities were reduced, which resulted in a liquidation of LIFO inventory layers carried at lower costs prevailing in prior years. The effect of the liquidation was to decrease cost of products sold by approximately $900,000.

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which will become effective for the Company beginning June 1, 2006. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The adoption of this standard is not expected to have an immediate effect on the Company’s consolidated financial position or results of operations.

Accrued interest, wages and other items consist of:

In thousands	2006	2005
Interest	$8,531	$8,908
Employee compensation	33,422	27,919
Income taxes	2,113	2,036
Property taxes and other	10,993	10,586

	$55,059	$49,449

LONG-TERM DEBT

Long-term debt consists of:

In thousands	2006	2005
Senior secured revolving credit facility expiring in 2010	$—	$—
Senior notes due 2013, interest rate 7.25%	250,000	—
Pollution control bonds due through 2007, interest rate 6% (75% of prime)	1,815	2,495
Refinanced debt	—	600,932
Other	371	387

	252,186	603,814
Less current maturities	681	688

	$251,505	$603,126

Refinancing in Connection with the Spin-off of Chaparral.    In connection with the spin-off of Chaparral in July 2005 (see “Discontinued Operations” footnote on pages 48 and 49), the Company entered into new financing agreements and purchased the outstanding $600 million aggregate principal amount of its 10.25% senior notes due 2011 (“10.25% Senior Notes”). On July 6, 2005, the Company issued $250 million aggregate principal amount of its new 7.25% senior notes due July 15, 2013 (“7.25% Senior Notes”) and entered into a new senior secured revolving credit facility. In addition, Chaparral issued $300 million aggregate principal amount of its new senior notes due 2013 (“Chaparral Senior Notes”) and entered into a separate new senior secured revolving credit facility. Chaparral used the net proceeds from its note offering and borrowings under its credit facility to pay the Company a dividend of $341.1 million. The Company used the net proceeds from its offering of notes, the dividend paid by Chaparral and existing cash to purchase for cash all of its outstanding $600 million aggregate principal amount of 10.25% Senior Notes. The Company paid a total of $699.5 million to the holders of the 10.25% Senior Notes, which was comprised of $600 million of principal, $3.6 million of accrued interest and $95.9 million of premiums and consent fees. The Company recorded a charge of $107.0 million related to the early retirement of the 10.25% Senior Notes and old credit facility, consisting of $96.0 million in premiums or consent payments and transaction costs and a write-off of $11.0 million of debt issuance costs and interest rate swap gains and losses associated with the debt repaid. On July 29, 2005, Chaparral became an independent, public company and the Company has no obligations with respect to Chaparral’s long-term debt. Chaparral is not a guarantor of any of the Company’s indebtedness nor is the Company a guarantor of any Chaparral indebtedness.

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

Senior Secured Revolving Credit Facility.    The senior secured revolving credit facility expires in July 2010 and provides up to $200 million of available borrowings. It includes a $50 million sub-limit for letters of credit. Any outstanding letters of credit are deducted from the borrowing availability under the facility. At May 31, 2006, $27.0 million of the facility was utilized to support letters of credit. Amounts drawn under the facility bear interest either at the LIBOR rate plus a margin of 1% to 2%, or at a base rate (which is the higher of the federal funds rate plus 0.5% and the prime rate) plus a margin of up to 1%. The interest rate margins are subject to adjustments based on the Company’s leverage ratio. Commitment fees are payable currently at an annual rate of 0.375% on the unused portion of the facility. The Company may terminate the facility at any time.

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

The credit facility contains covenants restricting, among other things, prepayment or redemption of the Company’s new senior notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. The Company is required to comply with certain financial tests and to maintain certain financial ratios, such as leverage and interest coverage ratios. At May 31, 2006, the Company was in compliance with all of its loan covenants.

Debt Outstanding at May 31, 2005.    On June 6, 2003, the Company issued $600 million of 10.25% Senior Notes. A portion of the net proceeds was used to repay $473.5 million of the outstanding debt at May 31, 2003. The remaining proceeds were used to repurchase the entire outstanding interest in the defined pool of trade receivables previously sold totaling $115.5 million, of which $72.0 million related to continuing operations. The Company recognized a loss on early retirement of debt of $11.2 million, representing $8.5 million in premium or consent payments to holders of the existing senior notes and a write-off of $2.7 million of debt issuance costs associated with the debt repaid. To replace the terminated revolving credit facility and agreement to sell receivables, the Company also entered into a senior secured credit facility expiring June 6, 2007. Available borrowings under the senior secured credit facility were lowered from $200 million to $100 million effective May 27, 2004. As a result, the Company recognized a loss on early retirement of debt of $1.1 million, representing a termination fee of $100,000 and a write-off of $1.0 million of debt issuance costs related to the portion of the facility that was terminated. No borrowings were outstanding under this senior secured credit facility at May 31, 2005; however, $27.1 million of the facility was utilized to support letters of credit. Commitment fees at an annual rate of .375% were paid on the unused portion of the facility.

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

Other.    Maturities of long-term debt for each of the five succeeding years are $700,000 for 2007, $1.1 million for 2008 and none for 2009 through 2011. The total amount of interest paid was $55.7 million in 2006, $69.5 million in 2005 and $47.8 million in 2004. Interest capitalized was $1.5 million in 2006. No interest was capitalized in 2005 and 2004.

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

The Debentures are redeemable for cash, at par, plus accrued and unpaid interest, under certain circumstances relating to federal income tax matters, or in whole or in part at the option of the Company. Upon any redemption of the Debentures, a like aggregate liquidation amount of Preferred Securities will be redeemed. Debentures are convertible at any time prior to the close of business on June 30, 2028, at the option of the holder of the Preferred Securities into shares of the Company’s common stock. On July 29, 2005, due to the spin-off of Chaparral the conversion rate was adjusted as provided in the Amended and Restated Trust Agreement of the Trust from .72218 shares to .97468 shares of the Company’s common stock for each Preferred Security.

In May 2006, the Company completed an offer to exchange .98914 shares of the Company’s common stock for each Preferred Security tendered. A total of 804,240 Preferred Securities were tendered and 795,471 commons shares issued. The exchange reduced the aggregate principal amount of the Debentures by $40.2 million. The exchange resulted in an increase to common stock and additional paid-in capital of $40.1 million.

The Company recognized a loss on conversion of $800,000 representing the transaction costs and the market value of the premium paid in common shares. At May 31, 2006, 3,194,504 Preferred Securities representing an undivided beneficial interest in $159.7 million principal amount of Debentures were outstanding.

Holders of the Preferred Securities are entitled to receive cumulative cash distributions at an annual rate of $2.75 per Preferred Security (equivalent to a rate of 5.5% per annum of the stated liquidation amount of $50 per Preferred Security). The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Preferred Securities, to the extent not paid by the Trust (the “Guarantee”). The Guarantee, when taken together with the obligations of the Company under the Debentures, the Indenture pursuant to which the Debentures were issued, and the Amended and Restated Trust Agreement of the Trust (including its obligations to pay costs, fees, expenses, debts and other obligations of the Trust other than with respect to the Preferred Securities and the common securities of the Trust), provide a full and unconditional guarantee of amounts due on the Preferred Securities. The Preferred Securities do not have a stated maturity date, although they are subject to mandatory redemption upon maturity of the Debentures on June 30, 2028, or upon earlier redemption.

COMMITMENTS

Operating Leases.    The Company leases certain mobile and other equipment, office space and other items which in the normal course of business are renewed or replaced by subsequent leases. Total expense for such operating leases (other than for mineral rights) amounted to $20.8 million in 2006, $21.7 million in 2005 and $23.8 million in 2004. Non-cancelable operating leases with an initial or remaining term of more than one year totaled $56.1 million at May 31, 2006. Estimated lease payments for each of the five succeeding years are $15.7 million, $8.8 million, $8.3 million, $7.1 million and $8.4 million.

Purchase Obligations.    In December 2005, the Company renegotiated three long-term contracts for the purchase of coal for use in the Company’s cement and expanded shale and clay plants in Texas that now require minimum amounts of coal be purchased. The Company expects to utilize these required amounts in the normal course of business operations. Total cost incurred under the contracts amounted to $7.1 million in 2006. Future minimum payment amounts, excluding transportation surcharges that may be imposed under certain circumstances, total $28.6 million in 2007, $31.6 million in 2008 and $18.9 million in 2009.

In November 2005, the Company commenced construction on a project to expand and modernize its Oro Grande, California cement plant. The Company plans to expand the Oro Grande plant to approximately 2.3 million tons of advanced dry process cement production capacity annually, and retire the 1.3 million tons of existing, but less efficient, production after the new plant is commissioned. The Oro Grande project is expected to take at least two years to construct and will cost approximately $358 million excluding capitalized interest related to the project. Costs incurred toward the project excluding capitalized interest totaled $79.8 million as of May 31, 2006.

SHAREHOLDERS’ EQUITY

Common stock at May 31 consists of:

In thousands	2006	2005
Shares authorized	40,000	40,000
Shares outstanding	23,945	22,728
Shares held in treasury	1,918	2,339
Shares reserved for stock options and other	3,652	4,036

There are authorized 100,000 shares of Cumulative Preferred Stock, no par value, of which 20,000 shares are designated $5 Cumulative Preferred Stock (Voting), redeemable at $105 per share and entitled to $100 per share upon dissolution. An additional 25,000 shares are designated Series B Junior Participating Preferred Stock.

The Series B Preferred Stock is not redeemable and ranks, with respect to the payment of dividends and the distribution of assets, junior to (i) all other series of the Preferred Stock unless the terms of any other series shall provide otherwise and (ii) the $5 Cumulative Preferred Stock. No shares of Cumulative Preferred Stock or Series B Junior Participating Preferred Stock were outstanding as of May 31, 2006. Pursuant to a Rights Agreement, in November 1996, the Company distributed a dividend of one preferred share purchase right for each outstanding share of the Company’s Common Stock. Each right entitles the holder to purchase from the Company one two-thousandth of a share of the Series B Junior Participating Preferred Stock at a price of $122.50, subject to adjustment. The rights will expire on November 1, 2006 unless the date is extended or the rights are earlier redeemed or exchanged by the Company pursuant to the Rights Agreement.

STOCK-BASED COMPENSATION

Stock Option Plans.    The Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (the “2004 Plan”) provides that, in addition to other types of awards, non-qualified and incentive stock options to purchase Common Stock may be granted to employees and non-employee directors at market prices at date of grant. Options become exercisable in installments beginning one year after date of grant and expire ten years later. In addition, non-qualified and incentive stock options remain outstanding under the Company’s 1993 Stock Option Plan. During 2006, the Company’s Board of Directors approved the amendment of certain options to conform the “change of control” provisions in such options with the terms of other agreements of the Company.

A summary of option transactions for the three years ended May 31, 2006, follows:

	Shares Under Option	Weighted-Average Option Price
Outstanding at May 31, 2003	3,305,423	$28.59

Exercised	(147,735)	20.32
Canceled	(55,420)	33.67

Outstanding at May 31, 2004	3,102,268	28.89

Granted	235,650	60.18
Exercised	(1,547,048)	28.56
Canceled	(54,820)	27.33

Outstanding at May 31, 2005	1,736,050	33.48

Spin-off share adjustment	443,462	—
Granted	223,500	51.71
Exercised	(452,647)	24.62
Canceled	(367,272)	32.28

Outstanding at May 31, 2006	1,583,093	$29.48

Options exercisable as of May 31 were 880,088 shares in 2006, 818,710 shares in 2005 and 2,025,428 shares in 2004 at a weighted-average option price of $25.15, $32.96 and $30.42, respectively. The following table summarizes information about stock options outstanding as of May 31, 2006.

	Range of Exercise Prices
	$16.04 - $27.85	$31.15 - $38.34	$45.86 - $51.71
Options outstanding
Shares outstanding	914,647	264,762	403,684
Weighted-average remaining life in years	5.40	2.97	9.17
Weighted-average exercise price	$19.55	$33.99	$49.05
Options exercisable
Shares exercisable	596,872	248,764	34,452
Weighted-average exercise price	$20.36	$33.75	$45.87

Outstanding options expire on various dates to January 18, 2016. The Company has reserved 2,054,229 shares for future awards under the 2004 Plan.

Non-vested options held by Chaparral’s employees and new directors were canceled on July 29, 2005 in connection with the spin-off of Chaparral. Options held by the Company’s continuing employees and directors and vested options held by Chaparral’s employees and new directors were adjusted based on the closing share prices of the Company and Chaparral on July 29, 2005.

As of May 31, 2006, the aggregate intrinsic value (the difference in the closing market price of the Company’s common stock of $48.97 and the exercise price to be paid by the optionee) of stock options outstanding was $30.8 million. The aggregate intrinsic value of exercisable stock options at that date was $21.0 million. During 2006, the total intrinsic value for options exercised (the difference in the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) was $14.1 million.

As of May 31, 2006, the total future compensation cost related to previous grants of stock options to be recognized in the statement of operations following the adoption of SFAS 123R was $8.6 million. In addition, $300,000 remains to be recognized related to previous grants of restricted stock. The Company currently expects to recognize stock compensation expense of approximately $3.4 million in 2007, $2.6 million in 2008, $1.4 million in 2009, $1.1 million in 2010, and $400,000 in 2011, related to these grants.

Other Stock-based Compensation.    The Company has provided stock-based compensation to employees and directors under stock appreciation rights contracts, deferred compensation agreements, restricted stock payments and a former stock awards program. At May 31, 2006, outstanding Stock Appreciation Rights totaled 161,311 shares, deferred compensation agreements payable in cash totaled 97,974 shares, deferred compensation agreements payable in common stock totaled 4,238 shares and stock awards totaled 10,020 shares. Total charges under these grants and restricted stock payments included in selling, general and administrative expense were $4.4 million in 2006, $1.8 million in 2005 and $2.1 million in 2004.

INCOME TAXES

The provisions (benefit) for income taxes are composed of:

In thousands	2006	2005	2004
Current	$(14,806)	$(17,000)	$16,500
Deferred	6,581	33,811	319

	$(8,225)	$16,811	$16,819

A reconciliation of income taxes at the federal statutory rate to the preceding provisions (benefit) follows:

In thousands	2006	2005	2004
Taxes at statutory rate	$(3,085)	$21,789	$20,684
Additional depletion	(6,109)	(5,387)	(4,693)
State income taxes	(1,154)	1,159	1,023
Nontaxable insurance benefits	(863)	(772)	(772)
Spin-off and debt conversion costs	2,316	—	—
Other—net	670	22	577

	$(8,225)	$16,811	$16,819

The components of the net deferred tax liability at May 31 are summarized below.

In thousands	2006	2005
Deferred tax assets
Deferred compensation	$14,114	$10,394
Inventory costs	2,720	2,834
Accrued expenses not currently tax deductible	9,334	8,146
Other comprehensive income	2,457	4,159
Alternative minimum tax credit carryforward	13,696	15,845
Net operating loss carryforward	5,806	—

Total deferred tax assets	48,127	41,378

Deferred tax liabilities
Property, plant and equipment	32,622	33,768
Goodwill	11,005	5,238
Deferred real estate gains	10,239	4,809
Other	107	3,910

Total deferred tax liabilities	53,973	47,725

Net deferred tax liability	5,846	6,347
Less current deferred tax asset	(15,844)	(12,959)

Long-term deferred tax liability	$21,690	$19,306

The Company made income tax payments of $4.3 million, $8.9 million and $1.6 million in 2006, 2005 and 2004, respectively, and received income tax refunds of $400,000 in 2004.

The Company incurred federal and state net operating losses in 2006. The Company plans to carry back $9.5 million of its federal net operating loss to offset against federal taxable income in 2005; the remaining balance of the federal net operating loss will be carried forward against expected federal taxable income in 2007. The state net operating losses are planned to be carried forward against expected state taxable income in 2007 and subsequent years. As of May 31, 2006, the Company had an alternative minimum tax credit carryforward of $13.7 million. The credit, which does not expire, is available for offset against future regular federal income tax. Management believes it is more likely than not that its deferred tax assets will be realized.

In 2006, the Company’s deferred state income tax provision includes an adjustment to recognize the impact of the newly enacted Texas margin tax. In addition, the company adjusted its state apportionment factors for the related state deferred taxes as a result of the spin-off of the Chaparral companies.

The American Jobs Creation Act of 2004, among other things, allows a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The Company will not realize a benefit in 2006 because of a taxable loss for the year, and is evaluating its impact for 2007.

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

The Company and Chaparral have made certain covenants to each other in connection with the spin-off that prohibit the Company and Chaparral from taking certain actions. Pursuant to these covenants: (1) neither the Company nor Chaparral will liquidate, merge, or consolidate with any other person, sell, exchange, distribute or otherwise dispose of our assets (or those of certain of our subsidiaries) except in the ordinary course of business, or enter into any substantial negotiations, agreements, or arrangements with respect to any such transaction, during the six months following the distribution date of July 29, 2005; (2) the Company and Chaparral will, for a minimum of two years after the distribution date, continue the active conduct of the cement or steel business, respectively; (3) neither the Company nor Chaparral will repurchase its stock for two years following the distribution except in certain circumstances permitted by the IRS; (4) the Company and Chaparral will not take any actions inconsistent with the representations made in the separation and distribution agreement or in connection with the issuance by the Company’s tax counsel of its tax opinion with respect to the spin-off; and (5) the Company and Chaparral will not take or fail to take any other action that would result in any tax being imposed on the spin-off. The Company or Chaparral may take actions inconsistent with these covenants if it obtains an unqualified opinion of counsel or a private letter ruling from the IRS that such actions will not cause the spin-off to become taxable, except that Chaparral may not, under any circumstances, take any action described in (1) above.

INCENTIVE PLANS

All personnel employed as of May 31 and not subject to production-based incentive awards share in the pretax income of the Company for the year then ended based on predetermined formulas. The duration of most of the plans is one year. Certain executives are additionally covered under a three-year plan. All plans are subject to annual review by the Compensation Committee of the Board of Directors. Incentive compensation included in selling, general and administrative expense was $19.3 million in 2006, $10.8 million in 2005 and $6.7 million in 2004.

BUSINESS SEGMENTS

Following the spin-off of the Company’s steel operations, the Company’s continuing operations were organized into three business segments: cement, aggregates and consumer products. The Company’s business segments are managed separately along product lines. Through the cement segment, the Company produces and sells gray portland cement as its principal product. Through the aggregates segment the Company produces and sells stone, sand and gravel as its principal products, as well as expanded shale and clay aggregates. Through the consumer products segment the Company produces and sells ready-mix concrete as its principal product, as well as packaged concrete and related products. The Company accounts for intersegment sales at market prices. Segment operating profit consists of net sales less operating costs and expenses, including certain operating overhead and other income items not allocated to a specific segment. Corporate includes administrative, financial, legal, environmental, human resources and real estate activities which are not allocated to operations and are excluded from segment operating profit. Identifiable assets by segment are those assets that are used in the Company’s operation in each segment. Corporate assets consist primarily of cash and cash equivalents, real estate and other financial assets not identified with a business segment.

The following is a summary of operating results and certain other financial data for the Company’s business segments.

In thousands	2006	2005	2004
Net sales
Cement
Sales to external customers	$398,210	$368,325	$326,379
Intersegment sales	73,272	63,570	57,244
Aggregates
Sales to external customers	220,812	192,378	172,501
Intersegment sales	31,769	29,966	30,951
Consumer products
Sales to external customers	324,900	274,100	268,299
Intersegment sales	16,086	12,040	10,158
Eliminations	(121,127)	(105,576)	(98,353)

Total net sales	$943,922	$834,803	$767,179

Segment operating profit
Cement	$110,953	$82,719	$66,069
Aggregates	48,397	29,370	18,517
Consumer products	10,291	5,791	11,543
Unallocated overhead and other income—net	(10,181)	(4,307)	26,680

Total segment operating profit	159,460	113,573	122,809

Corporate
Selling, general and administrative expense	(39,110)	(33,272)	(28,658)
Interest	(31,155)	(23,533)	(24,102)
Loss on debt retirements and spin-off charges	(113,247)	(894)	(12,302)
Other income	15,238	6,381	1,349

Income (loss) from continuing operations before income taxes	$(8,814)	$62,255	$59,096

Identifiable assets
Cement	$511,944	$425,348	$438,823
Aggregates	166,944	164,625	154,174
Consumer products	90,635	86,413	80,799
Corporate	311,047	403,441	244,352
Discontinued operations	—	1,114,627	1,032,897

Total assets	$1,080,570	$2,194,454	$1,951,045

Depreciation, depletion and amortization
Cement	$23,525	$24,826	$24,466
Aggregates	13,925	12,748	12,733
Consumer products	6,290	7,169	8,331
Corporate	1,215	1,731	1,879

Total depreciation, depletion and amortization	$44,955	$46,474	$47,409

Capital expenditures
Cement	$88,725	$18,099	$7,189
Aggregates	12,821	18,041	5,307
Consumer products	7,745	8,847	3,049
Corporate	954	1,191	342

Total capital expenditures	$110,245	$46,178	$15,887

Net sales by product
Cement	$374,322	$341,252	$305,580
Stone, sand and gravel	114,692	99,622	89,956
Ready-mix concrete	264,967	222,420	206,126
Other products	109,775	97,700	106,308
Delivery fees	80,166	73,809	59,209

Total net sales	$943,922	$834,803	$767,179

All sales were made in the United States during the periods presented with no single customer representing more than 10 percent of sales.

Aggregates segment operating profit in 2006 includes a gain of $24.0 million from the sale of land associated with its expanded shale and clay aggregate operations in south Texas. Unallocated other income in 2004 includes a gain of $34.7 million from the sale of the Company’s Texas and Louisiana brick production facilities.

Cement capital expenditures include $73.2 million in 2006, $6.4 million in 2005, and $700,000 in 2004, incurred in connection with the expansion and modernization of the Company’s Oro Grande, California cement plant. Other capital expenditures incurred represent normal replacement and technological upgrades of existing equipment and acquisitions to sustain existing operations in each segment.

RETIREMENT PLANS

Defined Contribution Plans.    Substantially all employees of the Company are covered by a series of defined contribution retirement plans. The amount of pension expense charged to costs and expenses for these plans was $4.4 million in 2006, $3.5 million in 2005 and $2.8 million in 2004. It is the Company’s policy to fund the plans to the extent of charges to income.

Riverside Defined Benefit Plans.    Approximately 600 employees and retirees of Riverside Cement Company, a subsidiary of the Company, are covered by a defined benefit pension plan and a postretirement health benefit plan. Unrecognized prior service costs and actuarial gains or losses for these plans are recognized in a systematic manner over the remaining service periods of active employees expected to receive benefits under these plans. The amount of the defined benefit pension plan and postretirement health benefit plan expense charged to costs and expenses was as follows:

	Defined Pension Benefit			Health Benefit
In thousands	2006	2005	2004	2006	2005	2004
Service cost	$572	$436	$915	$107	$91	$269
Interest cost	2,496	2,575	2,363	346	494	767
Expected return on plan assets	(2,764)	(2,441)	(2,011)	—	—	—
Amortization of prior service cost	—	—	—	(846)	(845)	(346)
Amortization of net actuarial loss	1,054	500	932	739	904	840

	$1,358	$1,070	$2,199	$346	$644	$1,530

Weighted average assumptions used to determine net cost
Assumed discount rate	5.40%	6.60%	6.00%	5.40%	6.60%	6.00%
Assumed long-term rate of return on pension plan assets	8.50%	8.50%	8.50%	—	—	—
Average long-term pay progression	3.00%	3.80%	3.80%	—	—	—

The Company contributes amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts as are considered appropriate. The Company expects to make a contribution of $2.6 million in 2007.

Obligation and asset data for the defined benefit pension plan and health benefit plan at May 31, 2006 were as follows:

	Defined Pension Benefit		Health Benefit
In thousands	2006	2005	2006	2005
Change in projected benefit obligation
Benefit obligation at beginning of year	$46,650	$39,526	$6,524	$7,666
Service cost	572	436	107	91
Interest cost	2,496	2,575	346	494
Participant’s contributions	—	—	180	122
Benefits paid	(2,101)	(1,939)	(450)	(524)
Actuarial loss (gain)	(5,108)	6,052	(942)	(1,325)

Benefit obligation at end of year	$42,509	$46,650	$5,765	$6,524

Change in plan assets
Fair value of plan assets at beginning of year	$31,407	$26,801	$—	$—
Actual return on plan assets	1,619	2,445	—	—
Employer contribution	3,000	4,100	270	402
Benefits paid	(2,101)	(1,939)	(270)	(402)

Fair value of plan assets at end of year	$33,925	$31,407	$—	$—

Reconciliation of funded status
Funded status	$(8,584)	$(15,243)	$(5,765)	$(6,524)
Unrecognized net actuarial loss	9,243	14,260	8,426	10,107
Unrecognized prior service cost	—	—	(8,957)	(9,803)

Net accrued benefit cost at end of year	$659	$(983)	$(6,296)	$(6,220)

Amounts recognized in the balance sheet
Accrued benefit cost	$659	$(983)	$(6,296)	$(6,220)
Additional minimum liability	(7,020)	(11,882)	—	—
Pension liability adjustment	7,020	11,882	—	—

Net amount recognized at end of year	$659	$(983)	$(6,296)	$(6,220)

Accumulated benefit obligation	$40,286	$44,272	$—	$—

Weighted average assumptions used to determine benefit obligations
Assumed discount rate	6.50%	5.40%	6.50%	5.40%
Average long-term pay progression	3.00%	3.00%	—	—

The estimated future benefit payments under the defined benefit pension plan for each of the five succeeding years are $2.2 million, $2.3 million, $2.4 million, $2.5 million and $2.6 million and for the five-year period thereafter an aggregate of $15.7 million.

The plan fiduciaries set the long-term strategic investment objectives for the defined benefit pension plan assets. The objectives include preserving the funded status of the trust and balancing risk and return. Investment performance and plan asset mix are periodically reviewed with external consultants. Plan assets are currently allocated to the fixed income and equity categories of investments in a manner that varies in the short term, but has a long term objective of averaging approximately 55% in equity securities and 45% in fixed income securities. Within these categories, investments are allocated to multiple asset classes. The expected long-term rate of return on plan assets of 8.5% for 2006 was determined by considering historical and expected returns for each asset class and the effect of periodic asset rebalancing and, for underperforming assets, reallocation. The current allocation of plan assets has both a long-term and a short-term historical rate of return that exceeds the plan objectives. While historical returns are not guarantees of future performance, these allocations are expected to meet the objectives of the plan.

The actual defined benefit pension plan asset allocation at May 31, 2006 and 2005, and the target asset allocation for 2007, by asset category were as follows:

% of Plan Assets	2006	2005	Target 2007
Fixed income securities	40%	41%	45%
Equity securities	60%	59%	55%

	100%	100%	100%

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

The assumed health care cost trend rates attributed to all participant age groups were 10% for 2006 and 9% for 2007, declining to an ultimate trend rate of 6% in 2009. Increasing or decreasing health care cost trend rates by one percentage point would have increased or decreased the health benefit obligation at May 31, 2006 by approximately $250,000 and the 2006 plan expense by approximately $25,000.

The estimated future benefit payments under the health benefit plan for each of the five succeeding years are $400,000 per year and for the five-year period thereafter an aggregate of $2.2 million.

Financial Security Defined Benefit Plans.    The Company has a series of financial security plans (“FSP”) that are non-qualified defined benefit plans providing retirement and death benefits to substantially all of the Company’s executive and certain managerial employees. The plans are contributory but not funded.

The amount of FSP benefit expense and the projected FSP benefit obligation are determined using assumptions as of the end of the year. The weighted-average discount rate used was 6% in 2006 and 2005. Actuarial gains or losses are recognized when incurred, and therefore, the end of year benefit obligation is the same as the accrued benefit costs recognized in the balance sheet. The amount of FSP benefit expense charged to costs and expenses was as follows:

In thousands	2006	2005	2004
Service cost	$1,949	$2,420	$1,458
Interest cost	1,673	1,560	1,404
Amortization of transition amount	—	164	171
Recognized actuarial loss	—	3,072	646
Participant contributions	(306)	(273)	(297)

	$3,316	$6,943	$3,382

The following provides a reconciliation of the FSP benefit obligation.

In thousands	2006	2005
Change in projected benefit obligation
Benefit obligation at beginning of year	$27,169	$20,187
Service cost	1,949	2,420
Interest cost	1,673	1,560
Amortization of transition amount	—	164
Recognized actuarial loss	—	3,072
Transferred from Chaparral	—	1,915
Benefits paid	(2,629)	(2,149)

Benefit obligation/funded status at end of year	$28,162	$27,169

The estimated future benefit payments under the financial security plans for each of the five succeeding years are $2.2 million, $2.3 million, $2.8 million, $3.1 million and $3.5 million and for the five-year period thereafter an aggregate of $18.7 million.

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

On July 6, 2005, the Company issued $250 million principal amount of its 7.25% Senior Notes, entered into a new $200 million senior secured revolving credit facility with a syndicate of lenders, and terminated its then existing credit facility. The Company received net proceeds from the note offering of $245.0 million. The terms of the new 7.25% Senior Notes and credit facility are more fully described in the “Long-term Debt” footnote on pages 11 and 12.

On July 6, 2005, Chaparral issued $300 million principal amount of senior notes and entered into a new $150 million credit facility. Chaparral used the net proceeds from its note offering and borrowings under its credit facility to pay the Company a dividend of $341.1 million.

On July 6, 2005, the Company used the net proceeds from its offering of notes, the dividend paid by Chaparral and existing cash to purchase for cash all of its outstanding $600 million principal amount of 10.25% Senior Notes. The Company paid a total of $699.5 million to the holders of the 10.25% Senior Notes, which was comprised of $600 million of principal, $3.6 million of accrued interest and $95.9 million of premiums and consent fees.

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

The Company recorded a charge of approximately $107.0 million related to the early retirement of the 10.25% Senior Notes and old credit facility and incurred $5.4 million in spin-off related charges.

As a result of the spin-off of Chaparral, the consolidated balance sheets of the Company as of May 31, 2005, the related consolidated statements of operations and cash flows for the years ended May 31, 2005 and 2004, and the related notes thereto have been reclassified to present the steel business as a discontinued operation. Interest expense has been allocated to discontinued operations based on the amount of the Company’s consolidated debt attributable to the steel operations. The total amount of interest allocated was $5.4 million in 2006, $47.3 million in 2005 and $49.6 million in 2004.

Summarized financial information for discontinued operations is presented below:

In thousands	2006(a)	2005	2004
Net sales	$198,893	$1,116,376	$905,324
Costs and expenses	185,509	994,692	912,875

Income (loss) before income taxes	13,384	121,684	(7,551)
Income taxes (benefit)	4,693	42,605	(2,693)

	8,691	79,079	(4,858)
Cumulative effect of accounting change—net of income taxes	—	—	480

Income (loss) from discontinued operations	$8,691	$79,079	$(4,378)

(a)	Includes operations through July 29, 2005.

The following is a summary of the assets and liabilities of discontinued operations as of the July 29, 2005 spin-off and May 31, 2005.

In thousands	July 29, 2005	May 31, 2005
Assets
Current assets	$361,863	$393,417
Property, plant and equipment—net	623,165	628,457
Goodwill	85,167	85,167
Other assets	16,742	7,586

Assets of discontinued operations	1,086,937	1,114,627
Liabilities
Current liabilities	76,568	130,757
Long-term debt	350,000	—
Deferred income taxes and other credits	142,395	147,770

Liabilities of discontinued operations	568,963	278,527

	517,974	836,100
Total distribution charged to retained earnings	(517,974)	—

Net assets of discontinued operations	$—	$836,100

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

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating balance sheet at May 31, 2006

Cash and cash equivalents	$78,569	$5,570	$—	$—	$84,139
Short-term investments	50,606	—	—	—	50,606
Receivables—net	9,543	123,306	—	—	132,849
Intercompany receivables	585	93,160	—	(93,745)	—
Inventories	—	102,052	—	—	102,052
Deferred income taxes and prepaid expenses	6,234	27,365	—	—	33,599

Total current assets	145,537	351,453	—	(93,745)	403,245

Goodwill	—	58,395	—	—	58,395
Real estate and investments	96,347	29,566	—	—	125,913
Deferred charges and intangibles	16,790	5,916	—	—	22,706
Assets of discontinued operations	—	—	—	—	—
Investment in subsidiaries	699,775	—	—	(699,775)	—
Long-term intercompany receivables	50,000	—	—	(50,000)	—
Property, plant and equipment—net	—	470,311	—	—	470,311

Total assets	$1,008,449	$915,641	$—	$(843,520)	$1,080,570

Accounts payable	$184	$63,397	$—	$—	$63,581
Intercompany payables	93,160	585	—	(93,745)	—
Accrued interest, wages and other items	14,102	40,957	—	—	55,059
Current portion of long-term debt	681	—	—	—	681

Total current liabilities	108,127	104,939	—	(93,745)	119,321

Long-term debt	251,505	—	—	—	251,505
Convertible subordinated debentures	159,725	—	—	—	159,725
Long-term intercompany payables	—	50,000	—	(50,000)	—
Deferred income taxes and other credits	16,028	60,927	—	—	76,955
Liabilities of discontinued operations	—	—	—	—	—
Shareholders’ equity	473,064	699,775	—	(699,775)	473,064

Total liabilities and shareholders’ equity	$1,008,449	$915,641	$—	$(843,520)	$1,080,570

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating balance sheet at May 31, 2005

Cash and cash equivalents	$241,287	$10,313	$—	$—	$251,600
Short-term investments	—	—	—	—	—
Receivables—net	—	117,363	—	—	117,363
Intercompany receivables	240,978	15,360	—	(256,338)	—
Inventories	—	83,291	—	—	83,291
Deferred income taxes and prepaid expenses	698	28,056	—	—	28,754

Total current assets	482,963	254,383	—	(256,338)	481,008
Goodwill	—	58,395	—	—	58,395
Real estate and investments	—	100,200	—	—	100,200
Deferred charges and intangibles	17,284	10,287	—	—	27,571
Assets of discontinued operations	557,363	490,179	1,660,345	(1,593,260)	1,114,627
Investment in subsidiaries	1,221,131	—	—	(1,221,131)	—
Long-term intercompany receivables	50,000	—	—	(50,000)	—
Property, plant and equipment—net	—	412,653	—	—	412,653

Total assets	$2,328,741	$1,326,097	$1,660,345	$(3,120,729)	$2,194,454

Accounts payable	$297	$57,725	$—	$—	$58,022
Intercompany payables	15,360	240,978	—	(256,338)	—
Accrued interest, wages and other items	11,084	38,365	—	—	49,449
Current portion of long-term debt	680	8	—	—	688

Total current liabilities	27,421	337,076	—	(256,338)	108,159

Long-term debt	602,747	379	—	—	603,126
Convertible subordinated debentures	199,937	—	—	—	199,937
Long-term intercompany payables	—	50,000	—	(50,000)	—
Deferred income taxes and other credits	815	76,323	—	—	77,138
Liabilities of discontinued operations	570,254	459	1,300,581	(1,592,767)	278,527
Shareholders’ equity	927,567	861,860	359,764	(1,221,624)	927,567

Total liabilities and shareholders’ equity	$2,328,741	$1,326,097	$1,660,345	$(3,120,729)	$2,194,454

Condensed consolidating statement of operations for year ended May 31, 2006

Net sales	$—	$943,922	$—	$—	$943,922
Cost of products sold	—	766,941	—	—	766,941

Gross profit	—	176,981	—	—	176,981

Selling, general and administrative	4,736	83,927	—	—	88,663
Interest	32,665	1,990	—	(3,500)	31,155
Loss on debt retirements and spin-off charges	113,247	—	—	—	113,247
Other income	(5,823)	(41,447)	—	—	(47,270)
Intercompany other income	(3,500)	—	—	3,500	—

	141,325	44,470	—	—	185,795

Income (loss) before the following items	(141,325)	132,511	—	—	(8,814)
Income taxes (benefit)	(49,929)	41,704	—	—	(8,225)

	(91,396)	90,807	—	—	(589)
Income (loss) from discontinued operations—net of income taxes	—	(176)	8,867	—	8,691
Accounting change—net of income taxes	—	—	—	—	—
Equity in earnings of subsidiaries	99,498	—	—	(99,498)	—

Net income	$8,102	$90,631	$8,867	$(99,498)	$8,102

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating statement of operations for year ended May 31, 2005

Net sales	$—	$834,803	$—	$—	$834,803
Cost of products sold	—	692,429	—	(15)	692,414

Gross profit	—	142,374	—	15	142,389

Selling, general and administrative	1,402	77,032	—	—	78,434
Interest	70,592	3,715	—	(50,774)	23,533
Loss on debt retirements and spin-off charges	894	—	—	—	894
Other income	(3,411)	(19,316)	—	—	(22,727)
Intercompany other income	(50,774)	—	—	50,774	—

	18,703	61,431	—	—	80,134

Income (loss) before the following items	(18,703)	80,943	—	15	62,255
Income taxes (benefit)	(5,750)	22,556	—	5	16,811

	(12,953)	58,387	—	10	45,444
Income (loss) from discontinued operations—net of income taxes	—	(1,320)	80,399	—	79,079
Accounting change—net of income taxes	—	—	—	—	—
Equity in earnings of subsidiaries	137,476	—	—	(137,476)	—

Net income	$124,523	$57,067	$80,399	$(137,466)	$124,523

Condensed consolidating statement of operations for year ended May 31, 2004

Net sales	$—	$767,179	$—	$—	$767,179
Cost of products sold	—	637,362	—	(15)	637,347

Gross profit	—	129,817	—	15	129,832

Selling, general and administrative	1,813	72,965	36	—	74,814
Interest	70,493	6,903	31	(53,325)	24,102
Loss on debt retirements and spin-off charges	12,302	—	—	—	12,302
Other income	(35,221)	(5,261)	—	—	(40,482)
Intercompany other income	(53,161)	(181)	(29)	53,371	—

	(3,774)	74,426	38	46	70,736

Income (loss) before the following items	3,774	55,391	(38)	(31)	59,096
Income taxes (benefit)	(10,892)	27,735	(13)	(11)	16,819

	14,666	27,656	(25)	(20)	42,277
Income (loss) from discontinued operations—net of income taxes	—	(1,381)	(2,902)	(95)	(4,378)
Accounting change—net of income taxes	—	(1,551)	—	—	(1,551)
Equity in earnings of subsidiaries	21,682	—	—	(21,682)	—

Net income	$36,348	$24,724	$(2,927)	$(21,797)	$36,348

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating statement of cash flows for year ended May 31, 2006

Operating activities
Cash provided (used) by continuing operating activities	$4,499	$81,783	$—	$11,087	$97,369
Cash provided (used) by discontinued operating activities	—	—	3,309	(11,087)	(7,778)

Net cash provided by operating activities	4,499	81,783	3,309	—	89,591

Investing activities
Capital expenditures—expansions	—	(73,212)	—	—	(73,212)
Capital expenditures—other	—	(37,033)	—	—	(37,033)
Proceeds from asset disposals	—	23,107	—	—	23,107
Purchases of short-term investments	(50,500)	—	—	—	(50,500)
Investments in life insurance contracts	(4,366)	—	—	—	(4,366)
Intercompany investing activities	341,139	—	—	(341,139)	—
Other—net	—	612	—	—	612

Cash provided (used) by continuing investing activities	286,273	(86,526)	—	(341,139)	(141,392)
Cash used by discontinued investing activities	—	—	(343,896)	341,139	(2,757)

Net cash provided (used) by investing activities	286,273	(86,526)	(343,896)	—	(144,149)

Financing activities
Long-term borrowings	250,000	—	—	—	250,000
Debt retirements	(600,700)	—	—	—	(600,700)
Debt issuance costs	(7,363)	—	—	—	(7,363)
Debt retirement costs	(96,029)	—	—	—	(96,029)
Interest rate swap terminations	—	—	—	—	—
Stock option exercises	7,510	—	—	—	7,510
Common dividends paid	(6,908)	—	—	—	(6,908)

Cash provided (used) by continuing financing activities	(453,490)	—	—	—	(453,490)
Cash provided by discontinued financing activities	—	—	340,587	—	340,587

Net cash provided (used) by financing activities	(453,490)	—	340,587	—	(112,903)

Increase (decrease) in cash and cash equivalents	(162,718)	(4,743)	—	—	(167,461)
Cash and cash equivalents at beginning of year	241,287	10,313	—	—	251,600

Cash and cash equivalents at end of year	$78,569	$5,570	$—	$—	$84,139

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating statement of cash flows for year ended May 31, 2005

Operating activities
Cash provided (used) by continuing operating activities	$78,752	$110,609	$—	$(44,941)	$144,420
Cash provided (used) by discontinued operating activities	—	1,585	26,578	44,941	73,104

Net cash provided by operating activities	78,752	112,194	26,578	—	217,524

Investing activities
Capital expenditures—expansions	—	(6,365)	—	—	(6,365)
Capital expenditures—other	—	(39,813)	—	—	(39,813)
Proceeds from asset disposals	—	7,136	—	—	7,136
Purchases of short-term investments	—	—	—	—	—
Investments in life insurance contracts	—	(58,798)	—	—	(58,798)
Intercompany investing activities	—	—	—	—	—
Other—net	—	(677)	—	—	(677)

Cash provided (used) by continuing investing activities	—	(98,517)	—	—	(98,517)
Cash used by discontinued investing activities	—	(1,585)	(26,578)	—	(28,163)

Net cash provided (used) by investing activities	—	(100,102)	(26,578)	—	(126,680)

Financing activities
Long-term borrowings	—	—	—	—	—
Debt retirements	(680)	(19)	—	—	(699)
Debt issuance costs	(39)	—	—	—	(39)
Debt retirement costs	—	—	—	—	—
Interest rate swap terminations	(6,315)	—	—	—	(6,315)
Stock option exercises	41,399	—	—	—	41,399
Common dividends paid	(6,643)	—	—	—	(6,643)

Cash provided (used) by continuing financing activities	27,722	(19)	—	—	27,703
Cash provided by discontinued financing activities	—	—	—	—	—

Net cash provided (used) by financing activities	27,722	(19)	—	—	27,703

Increase (decrease) in cash and cash equivalents	106,474	12,073	—	—	118,547
Cash and cash equivalents at beginning of year	134,813	(1,760)	—	—	133,053

Cash and cash equivalents at end of year	$241,287	$10,313	$—	$—	$251,600

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating statement of cash flows for year ended May 31, 2004

Operating activities
Cash provided (used) by continuing operating activities	$(12,579)	$10,184	$—	$1,400	$(995)
Cash provided (used) by discontinued operating activities	—	265	13,803	(1,400)	12,668

Net cash provided by operating activities	(12,579)	10,449	13,803	—	11,673

Investing activities
Capital expenditures—expansions	—	(731)	—	—	(731)
Capital expenditures—other	—	(15,156)	—	—	(15,156)
Proceeds from asset disposals	37,858	9,385	—	—	47,243
Purchases of short-term investments	—	—	—	—	—
Investments in life insurance contracts	—	(1,162)	—	—	(1,162)
Intercompany investing activities	—	—	—	—	—
Other—net	—	(2,875)	—	—	(2,875)

Cash provided (used) by continuing investing activities	37,858	(10,539)	—	—	27,319
Cash used by discontinued investing activities	—	(265)	(13,803)	—	(14,068)

Net cash provided (used) by investing activities	37,858	(10,804)	(13,803)	—	13,251

Financing activities
Long-term borrowings	718,097	—	—	—	718,097
Debt retirements	(592,278)	(120)	—	—	(592,398)
Debt issuance costs	(16,378)	—	—	—	(16,378)
Debt retirement costs	(8,605)	—	—	—	(8,605)
Interest rate swap terminations	8,358	—	—	—	8,358
Stock option exercises	2,515	—	—	—	2,515
Common dividends paid	(6,336)	—	—	—	(6,336)

Cash provided (used) by continuing financing activities	105,373	(120)	—	—	105,253
Cash provided by discontinued financing activities	—	—	—	—	—

Net cash provided (used) by financing activities	105,373	(120)	—	—	105,253

Increase (decrease) in cash and cash equivalents	130,652	(475)	—	—	130,177
Cash and cash equivalents at beginning of year	4,161	(1,285)	—	—	2,876

Cash and cash equivalents at end of year	$134,813	$(1,760)	$—	$—	$133,053

QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following is a summary of quarterly financial information (in thousands except per share).

2006	Aug.	Nov.	Feb.	May
Net sales	$241,884	$220,764	$216,763	$264,511

Gross profit	$47,663	$22,829	$37,366	$69,123

Earnings
Income (loss) from continuing operations(1)(2)	$(60,024)	$6,194	$11,311	$41,930
Income from discontinued operations	8,691	—	—	—

Net income (loss)	$(51,333)	$6,194	$11,311	$41,930

Per share
Basic earnings (loss)
Income (loss) from continuing operations	$(2.63)	$.27	$.49	$1.80
Income from discontinued operations	.38	—	—	—

Net income (loss)	$(2.25)	$.27	$.49	$1.80

Diluted earnings (loss)
Income (loss) from continuing operations	$(2.63)	$.26	$.47	$1.58
Income from discontinued operations	.38	—	—	—

Net income (loss)	$(2.25)	$.26	$.47	$1.58

2005	Aug.	Nov.	Feb.	May
Net sales	$209,073	$194,598	$181,039	$250,093

Gross profit	$31,455	$28,449	$16,801	$65,684

Earnings
Income from continuing operations	$7,527	$9,742	$1,482	$26,693
Income from discontinued operations	28,356	21,215	14,508	15,000

Net income	$35,883	$30,957	$15,990	$41,693

Per share
Basic earnings
Income from continuing operations	$.35	$.45	$.06	$1.17
Income from discontinued operations	1.33	.97	.65	.66

Net income	$1.68	$1.42	$.71	$1.83

Diluted earnings
Income from continuing operations	$.34	$.43	$.06	$1.09
Income from discontinued operations	1.28	.93	.63	.57

Net income	$1.62	$1.36	$.69	$1.66

(1)	In connection with the July 2005, spin-off of the Company’s steel segment and related debt refinancing, the Company recorded a charge of approximately $107.0 million related to the early retirement of the 10.25% Senior Notes and old credit facility and incurred $5.4 million in spin-off related charges.

(2)	On May 31, 2006, the Company sold land associated with its expanded shale and clay aggregate operations in south Texas for a total pretax gain of $24.0 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Texas	Industries, Inc.

We have audited the accompanying consolidated balance sheets of Texas Industries, Inc. and subsidiaries (the Company) as of May 31, 2006 and 2005, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended May 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Texas Industries, Inc. and subsidiaries at May 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in the “Summary of Significant Accounting Policies” footnote to the consolidated financial statements, in fiscal year 2004 the Company changed its method of accounting for asset retirement obligations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Texas Industries, Inc. and subsidiaries’ internal control over financial reporting as of May 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 19, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP

Dallas, Texas

July 19, 2006

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer evaluated, with the participation of the Company’s management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2006. The criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework were used by management in its assessment. Based on the assessment, management concluded that the Company’s internal control over financial reporting was effective as of May 31, 2006.

Management’s assessment of the effectiveness of internal control over financial reporting as of May 31, 2006 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. This audit report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders

Texas Industries, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Texas Industries, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of May 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Texas Industries, Inc. and subsidiaries maintained effective internal control over financial reporting as of May 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Texas Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Texas Industries, Inc. and subsidiaries as of May 31, 2006 and 2005, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended May 31, 2006, and our report dated July 19, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP

Dallas, Texas

July 19, 2006

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information with respect to our executive officers, see “Executive Officers” included as a separate item in Part I, Item 1 of this Report. For information with respect to our directors, see the “Election of Directors” section of the Proxy Statement for the 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after May 31, 2006 (the “Proxy Statement”), which is incorporated herein by reference. For information with respect to Section 16 reports, see “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement for the 2006 Annual Meeting of Shareholders, which is incorporated herein by reference. For information with respect to the Audit Committee and an audit committee financial expert, see “Board of Directors, Board Committees, Meetings, Attendance and Fees” section of the Proxy Statement.

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

For information with respect to executive and director compensation, see the “Executive Compensation,” “Report of the Compensation Committee on Executive Compensation,” and “Board of Directors, Board Committees, Meetings, Attendance and Fees” sections of the Proxy Statement, which are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For information with respect to security ownership of certain beneficial owners and management, see the “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” sections of the Proxy Statement, which are incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes the Company’s equity compensation plans as of May 31, 2006.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,583,093	$29.48	—
Equity compensation plans not approved by security holders(2)(3)	14,258	—	—

Total	1,597,351	$29.22	—

(1)	Our equity compensation plans are described in the Notes to Consolidated Financial Statements footnote entitled “Stock–based Compensation” on pages 39 and 40.

(2)	Includes 4,238 shares of common stock issuable under deferred compensation agreements in which directors elected to defer annual and meeting fees. Compensation so deferred is denominated in shares of our common stock determined by reference to the average market price as specified by the terms of the individual agreement. Dividends are credited to the account denominated in shares of our common stock at a value equal to the fair market value of the stock on the date of payment of such dividend.
(3)	Includes 10,020 shares of Common Stock issuable under the Company’s former stock award program in which certain employees were granted stock awards at no cost. Subject to continued employment, the 16 remaining participants are to be issued shares in five-year installments until age 60. The program was discontinued in 1990.

All shares of common stock issuable under our compensation plans are subject to adjustment to reflect any increase or decrease in the number of shares outstanding as a result of stock splits, combination of shares, recapitalizations, mergers or consolidations.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information with respect to certain relationships and related transactions, see caption “Other Relationships and Transactions” of “Board of Directors, Board Committees, Meetings, Attendance and Fees” section of the Proxy Statement, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information with respect to principal accountant fees and services, see “Report of the Audit Committee” and “Fees Paid to Independent Auditors” sections of the Proxy Statement, which are incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as a part of this report.

(1)	Financial Statements and Supplementary Data

Consolidated Balance Sheets—May 31, 2006 and 2005

Consolidated Statements of Operations—Years ended May 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows—Years ended May 31, 2006, 2005 and 2004

Consolidated Statements of Shareholders’ Equity—Years ended May 31, 2006, 2005 and 2004

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

10.1	Purchase Agreement, dated June 29, 2005, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.2	Credit Agreement, dated July 6, 2005, among the Company, Bank of America, N.A., as Administrative Agent and lender, L/C Issuer and Swing Line Lender, UBS Securities LLC, as Syndication Agent, JPMorgan Chase Bank, N.A, Wells Fargo Bank, National Association, and Suntrust Bank, as Co-Documentation Agents and as lenders, and UBS Loan Finance LLC, General Electric Capital Corporation, Hibernia National Bank, U.S. Bank National Association and Comerica Bank, as lenders (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.3	Separation and Distribution Agreement, dated July 6, 2005, between the Company and Chaparral (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.4	Amendment No. 1 to Separation and Distribution Agreement dated as of July 27, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated July 27, 2005, File No. 001-04887)

10.5	Tax Sharing and Indemnification Agreement, dated July 6, 2005, between the Company and Chaparral (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.6	Security Agreement, dated as of July 6, 2005, among the Company, the Guarantors and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.7	Employment Agreement of Mel G. Brekhus (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended August 31, 2004, File No. 001-04887)

10.8	Texas Industries, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 as filed May 19, 1994, File No. 033-53715)

10.9	Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated by reference to Appendix B to definitive proxy statement filed on September 27, 2004, File No. 001-04887)

10.10	Form of Stock Option Agreement under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan

10.11	Form of Non-Employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated April 19, 2006)

10.12	TXI Annual Incentive Plans-Fiscal Year 2007

10.13	TXI Annual Incentive Plans-Fiscal Year 2006 (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K filed on August 12, 2005, File No. 001-04887)

10.14	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2009

10.15	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2008, as amended

10.16	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2007, as amended

10.17	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2006 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on August 12, 2005, File No. 001-04887)

10.18	Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on August 12, 2005, File No. 001-04887)

10.19	Form of SAR Agreement for Non-Employee Directors under Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on August 12, 2005, File No. 001-04887)

10.20	Form of Amendment No. 1 to SAR Agreement for Non-Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K dated April 19, 2006)

10.21	Amendment No. 1 to Employment Agreement of Mel G. Brekhus (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated April 19, 2006)

10.22	SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan between Texas Industries, Inc. and Mel G. Brekhus, dated June 1, 2004

10.23	Amendment No. 1 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, by and between Texas Industries, Inc. and Mel G. Brekhus dated April 24, 2006

10.24	Contract, dated September 27, 2005, between Riverside Cement Company and Oro Grande Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated September 27, 2005, noting that portions of the exhibit were omitted pursuant to a request for confidential treatment)

10.25	Deferred Compensation Plan for Directors of Texas Industries, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 18, 2006)

10.26	Form of 2005 Executive Financial Security Plan (Annuity Formula)

10.27	Form of 2005 Executive Financial Security Plan (Lump Sum Formula)

10.28	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated April 19, 2006)

12.1	Computation of Ratios of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant as of May 31, 2006

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney for certain members of the Board of Directors

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of July, 2006.

TEXAS INDUSTRIES, INC.

By	/s/ MEL G. BREKHUS
Mel G. Brekhus, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MEL G. BREKHUS Mel G. Brekhus	Director, President and Chief Executive Officer (Principal Executive Officer)	July 25, 2006

/s/ RICHARD M. FOWLER Richard M. Fowler	Executive Vice President—Finance and Chief Financial Officer (Principal Financial Officer)	July 25, 2006

/s/ JAMES R. MCCRAW James R. McCraw	Vice President—Accounting and Risk Management (Principal Accounting Officer)	July 25, 2006

Robert Alpert	Director	July 25, 2006

/s/ SAM COATS* Sam Coats	Director	July 25, 2006

/s/ GORDON E. FORWARD* Gordon E. Forward	Director	July 25, 2006

/s/ KEITH W. HUGHES* Keith W. Hughes	Director	July 25, 2006

/s/ HENRY H. MAUZ, JR.* Henry H. Mauz, Jr.	Director	July 25, 2006

/s/ THOMAS RANSDELL* Thomas Ransdell	Director	July 25, 2006

/s/ ROBERT D. ROGERS* Robert D. Rogers	Director	July 25, 2006

* By	/s/ JAMES R. MCCRAW
James R. McCraw Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit Number
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K dated August 28, 1996, File No. 001-04887)

3.2	By-laws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated April 13, 2005, File No. 001-04887)

4.1	Form of Rights Agreement dated as of November 1, 1996, between Texas Industries, Inc. and ChaseMellon Shareholder Services, L.L.C. (incorporated by reference to Exhibit (4) to Current Report on Form 8-K dated November 1, 1996, File No. 001-04887)

4.2	Form of Amended and Restated Trust Agreement, dated as of June 5, 1998, among Texas Industries, Inc., The First National Bank of Chicago, First Chicago Delaware, Inc., Kenneth R. Allen, Larry L. Clark and James R. McCraw (incorporated by reference to Exhibit 4.5 to Form S-3/A dated June 1, 1996, File No. 333-50517)

4.3	Form of Convertible Subordinated Debenture Indenture, dated as of June 5, 1998, between Texas Industries, Inc. and First Chicago Delaware Inc. (incorporated by reference to Exhibit 4.6 to Form S-3/A dated June 1, 1996, File No. 333-50517)

4.4	Form of Guarantee Agreement, dated as of June 5, 1998, by Texas Industries, Inc. and First Chicago Delaware Inc. (incorporated by reference to Exhibit 4.7 to Form S-3/A dated June 1, 1996, File No. 333-50517)

4.5	Form of the Company’s 7 1/4% Senior Note due 2013 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

4.6	Form of the Company’s Notation of Guarantee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

4.7	Registration Rights Agreement, dated July 6, 2005, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

4.8	Indenture, dated July 6, 2005, among the Company, the Guarantors and Wells Fargo, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.1	Purchase Agreement, dated June 29, 2005, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.2	Credit Agreement, dated July 6, 2005, among the Company, Bank of America, N.A., as Administrative Agent and lender, L/C Issuer and Swing Line Lender, UBS Securities LLC, as Syndication Agent, JPMorgan Chase Bank, N.A, Wells Fargo Bank, National Association, and Suntrust Bank, as Co-Documentation Agents and as lenders, and UBS Loan Finance LLC, General Electric Capital Corporation, Hibernia National Bank, U.S. Bank National Association and Comerica Bank, as lenders (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.3	Separation and Distribution Agreement, dated July 6, 2005, between the Company and Chaparral (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.4	Amendment No. 1 to Separation and Distribution Agreement dated as of July 27, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated July 27, 2005, File No. 001-04887)

Exhibit Number
10.5	Tax Sharing and Indemnification Agreement, dated July 6, 2005, between the Company and Chaparral (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.6	Security Agreement, dated as of July 6, 2005, among the Company, the Guarantors and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.7	Employment Agreement of Mel G. Brekhus (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended August 31, 2004, File No. 001-04887)

10.8	Texas Industries, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 as filed May 19, 1994, File No. 033-53715)

10.9	Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated by reference to Appendix B to definitive proxy statement filed on September 27, 2004, File No. 001-04887)

10.10	Form of Stock Option Agreement under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan

10.11	Form of Non-Employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated April 19, 2006)

10.12	TXI Annual Incentive Plans-Fiscal Year 2007

10.13	TXI Annual Incentive Plans-Fiscal Year 2006 (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K filed on August 12, 2005, File No. 001-04887)

10.14	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2009

10.15	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2008, as amended

10.16	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2007, as amended

10.17	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2006 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on August 12, 2005, File No. 001-04887)

10.18	Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on August 12, 2005, File No. 001-04887)

10.19	Form of SAR Agreement for Non-Employee Directors under Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on August 12, 2005, File No. 001-04887)

10.20	Form of Amendment No. 1 to SAR Agreement for Non-Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K dated April 19, 2006)

10.21	Amendment No. 1 to Employment Agreement of Mel G. Brekhus (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated April 19, 2006)

10.22	SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan between Texas Industries, Inc. and Mel G. Brekhus, dated June 1, 2004

10.23	Amendment No. 1 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, by and between Texas Industries, Inc. and Mel G. Brekhus dated April 24, 2006

Exhibit Number

10.24	Contract, dated September 27, 2005, between Riverside Cement Company and Oro Grande Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated September 27, 2005, noting that portions of the exhibit were omitted pursuant to a request for confidential treatment)

10.25	Deferred Compensation Plan for Directors of Texas Industries, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 18, 2006)

10.26	Form of 2005 Executive Financial Security Plan (Annuity Formula)

10.27	Form of 2005 Executive Financial Security Plan (Lump Sum Formula)

10.28	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated April 19, 2006)

12.1	Computation of Ratios of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant as of May 31, 2006

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney for certain members of the Board of Directors

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer