Form 10-Q
period 2006-08-31
TEXAS INDUSTRIES INC
filed 2006-09-29
CIK 97472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006

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

There were 23,978,727 shares of the Registrant’s Common Stock, $1.00 par value, outstanding as of September 25, 2006.

INDEX

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

In thousands	Unaudited August 31, 2006	May 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$66,300	$84,139
Short-term investments	39,122	50,606
Receivables – net	160,569	132,849
Inventories	101,330	102,052
Deferred income taxes and prepaid expenses	26,820	33,599

TOTAL CURRENT ASSETS	394,141	403,245
OTHER ASSETS
Goodwill	58,395	58,395
Real estate and investments	107,604	125,913
Deferred charges and intangibles	22,493	22,706

	188,492	207,014
PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	129,643	128,056
Buildings	41,918	42,069
Machinery and equipment	691,431	688,255
Construction in progress	152,888	95,094

	1,015,880	953,474
Less depreciation and depletion	492,569	483,163

	523,311	470,311

	$1,105,944	$1,080,570

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$69,866	$63,581
Accrued interest, wages and other items	44,662	55,059
Current portion of long-term debt	680	681

TOTAL CURRENT LIABILITIES	115,208	119,321
LONG-TERM DEBT	251,507	251,505
CONVERTIBLE SUBORDINATED DEBENTURES	159,655	159,725
DEFERRED INCOME TAXES AND OTHER CREDITS	81,204	76,955
SHAREHOLDERS’ EQUITY
Common stock, $1 par value	25,864	25,863
Additional paid-in capital	335,741	334,054
Retained earnings	192,441	169,696
Cost of common stock in treasury	(51,220)	(52,093)
Pension liability adjustment	(4,456)	(4,456)

	498,370	473,064

	$1,105,944	$1,080,570

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Three months ended August 31,
In thousands except per share	2006	2005
NET SALES	$271,652	$241,884
Cost of products sold	205,338	194,221

GROSS PROFIT	66,314	47,663
Selling, general and administrative	21,058	23,228
Interest	5,542	9,264
Loss on debt retirements and spin-off charges	—	112,284
Other income	(3,551)	(4,141)

	23,049	140,635

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	43,265	(92,972)
Income taxes (benefit)	13,834	(32,948)

INCOME (LOSS) FROM CONTINUING OPERATIONS	29,431	(60,024)
Income from discontinued operations - net of income taxes	—	8,691

NET INCOME (LOSS)	$29,431	$(51,333)

Basic earnings (loss) per share
Income (loss) from continuing operations	$1.23	$(2.63)
Income from discontinued operations	—	.38

Net income (loss)	$1.23	$(2.25)

Diluted earnings (loss) per share
Income (loss) from continuing operations	$1.12	$(2.63)
Income from discontinued operations	—	.38

Net income (loss)	$1.12	$(2.25)

Average shares outstanding
Basic	23,959	22,822
Diluted	27,515	22,822

Cash dividends per share	$.075	$.075

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Three months ended August 31,
In thousands	2006	2005
OPERATING ACTIVITIES
Net income (loss)	$29,431	$(51,333)
Adjustments to reconcile net income (loss) to cash provided by continuing operating activities
Income from discontinued operations	—	(8,691)
Loss on debt retirements	—	107,001
Gain on asset disposals	(490)	(355)
Depreciation, depletion and amortization	11,172	11,185
Deferred income taxes (benefit)	3,777	(31,832)
Stock-based compensation expense	554	4,714
Excess tax benefits from stock-based compensation	(881)	—
Other – net	(175)	283
Changes in operating assets and liabilities
Receivables – net	(6,218)	211
Inventories	722	(4,670)
Prepaid expenses	953	(956)
Accounts payable and accrued liabilities	(2,782)	(11,198)

Cash provided by continuing operating activities	36,063	14,359
Cash used by discontinued operating activities	—	(6,587)

Net cash provided by operating activities	36,063	7,772
INVESTING ACTIVITIES
Capital expenditures - expansions	(47,702)	(3,599)
Capital expenditures – other	(16,416)	(6,722)
Proceeds from asset disposals	987	817
Purchases of short-term investments	(8,500)	—
Sales of short-term investments	20,000	—
Investments in life insurance contracts	(2,402)	(1,028)
Other – net	297	1,605

Cash used by continuing investing activities	(53,736)	(8,927)
Cash used by discontinued investing activities	—	(2,712)

Net cash used by investing activities	(53,736)	(11,639)
FINANCING ACTIVITIES
Long-term borrowings	—	250,000
Debt retirements	(1)	(600,009)
Debt issuance costs	—	(7,051)
Debt retirement costs	—	(96,024)
Stock option exercises	752	3,853
Excess tax benefits from stock-based compensation	881	—
Common dividends paid	(1,798)	(1,711)

Cash used by continuing financing activities	(166)	(450,942)
Cash provided by discontinued financing activities	—	340,712

Net cash used by financing activities	(166)	(110,230)

Decrease in cash and cash equivalents	(17,839)	(114,097)
Cash and cash equivalents at beginning of period	84,139	251,600

Cash and cash equivalents at end of period	$66,300	$137,503

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Texas Industries, Inc. and subsidiaries is a leading supplier of heavy building materials in the United States through three business segments: cement, aggregates and consumer products, which produce and sell cement; stone, sand and gravel and expanded shale and clay aggregate; and ready-mix concrete and packaged concrete and related products, respectively, from facilities concentrated in Texas, Louisiana and California.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 2006, are not necessarily indicative of the results that may be expected for the year ended May 31, 2007. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Texas Industries, Inc. for the year ended May 31, 2006. When used in these notes the terms “Company,” “we,” “us” or “our” mean Texas Industries, Inc. and subsidiaries unless the context indicates otherwise.

Principles of Consolidation. The consolidated financial statements include the accounts of Texas Industries, Inc. and all subsidiaries except a subsidiary trust in which we have a variable interest but are not the primary beneficiary. Discontinued operations relate to our former steel segment which we spun-off in the form of a pro-rata, tax-free dividend to our shareholders on July 29, 2005. Unless otherwise indicated, all amounts in the accompanying notes relate to our continuing operations. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

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

Short-Term Investments. Our short-term investments consist of investment grade auction rate securities with an active resale market to ensure liquidity and the ability to be readily converted into cash to fund current operations, or satisfy other cash requirements as needed. These securities have legal maturities ranging from 19 to 38 years, but have their interest rates reset at predetermined intervals, typically less than 30 days, through an auction process. These securities are expected to be sold within one year, regardless of their legal maturity date. Accordingly, these securities have been classified as available-for-sale and as current assets in the consolidated balance sheets. The auction rate securities are stated at cost plus accrued interest which approximates fair value. Net unrealized gains and losses, net of deferred taxes, are not significant due to the short duration between interest rate reset dates. Purchase and sale activity of short-term investments is presented as cash flows from investing activities in the consolidated statements of cash flows.

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

Legal Contingencies. We are a defendant in lawsuits which arose in the normal course of business, and make provision for the estimated loss from any claim or legal proceeding when it is probable that a reasonably estimable liability has been incurred.

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

Property, plant and equipment is recorded at cost. Provisions for depreciation are computed generally using the straight-line method. Provisions for depletion of mineral deposits are computed on the basis of the estimated quantity of recoverable raw materials. Useful lives for our primary operating facilities range from 10 to 25 years. Maintenance and repairs are charged to expense as incurred.

Goodwill. Management tests goodwill for impairment at least annually by reporting unit. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future prices for our products, capital needs, economic trends and other factors. Goodwill having a carrying value of $58.4 million at August 31, 2006 and May 31, 2006 resulted from the acquisition of Riverside Cement Company and is identified with our California cement operations. The fair value of the reporting unit exceeds its carrying value.

Real Estate and Investments. Surplus real estate and real estate acquired for development of high quality industrial, office or multi-use parks totaled $7.3 million at August 31, 2006 and May 31, 2006.

Investments are composed primarily of life insurance contracts purchased in connection with certain of our benefit plans. The contracts, recorded at their net cash surrender value, totaled $100.1 million (net of distributions of $1.3 million) at August 31, 2006 and $96.3 million (net of distributions of $1.3 million) at May 31, 2006.

At May 31, 2006, investments included $22.0 million, representing the long-term portion of a note received in connection with the sale of land associated with our expanded shale and clay operations in south Texas. The note, which matures on July 31, 2007, is included in Receivables – net at August 31, 2006.

Deferred Charges and Intangibles. Deferred charges are composed primarily of debt issuance costs that totaled $10.0 million and $10.3 million at August 31, 2006 and May 31, 2006, respectively. The costs are amortized over the term of the related debt.

Intangibles are composed of non-compete agreements and other intangibles with finite lives being amortized on a straight-line basis over periods of 7 to 15 years. Their carrying value, adjusted for write-offs, totaled $1.3 million (net of accumulated amortization of $3.1 million) at August 31, 2006 and $1.4 million (net of accumulated amortization of $3.0 million) at May 31, 2006. Amortization expense incurred was $100,000 in each of the three-month periods ended August 31, 2006 and 2005. Estimated amortization expense for each of the five succeeding years is approximately $300,000 per year.

Other Credits. Other credits of $55.8 million at August 31, 2006 and $55.3 million at May 31, 2006 are composed primarily of liabilities related to our retirement plans, deferred compensation agreements and asset retirement obligations.

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

Changes in asset retirement obligations are as follows:

	Three months ended August 31,
In thousands	2006	2005
Balance at beginning of period	$4,346	$4,655
Additions	63	5
Accretion expense	105	82
Settlements	(209)	(120)

Balance at end of period	$4,305	$4,622

Pension Liability Adjustment. The pension liability adjustment to shareholders’ equity totaled $4.5 million (net of tax of $2.5 million) at August 31, 2006 and May 31, 2006. The adjustment relates to a defined benefit retirement plan covering approximately 600 employees and retirees of our California cement subsidiary. Comprehensive income or loss consists of net income or loss and the pension liability adjustment to shareholders’ equity. Comprehensive income (loss) was the same as net income (loss) for the three-month periods ended August 31, 2006 and 2005.

Net Sales. Sales are recognized when title has transferred and products are delivered. We include delivery fees in the amount we bill customers to the extent needed to recover our cost of freight and delivery. Net sales are presented as revenues including these delivery fees.

Other Income. Routine sales of surplus operating assets and real estate resulted in gains of $500,000 and $2.2 million in the three-month periods ended August 31, 2006 and 2005, respectively. Interest income totaled $2.1 million and $1.5 million in the three-month periods ended August 31, 2006 and 2005 respectively.

Income Taxes. Accounting for income taxes uses the liability method of recognizing and classifying deferred income taxes. The Company joins in filing a consolidated return with its subsidiaries. Current and deferred tax expense is allocated among the members of the group based on a stand-alone calculation of the tax of the individual member.

Earnings Per Share (“EPS”). Basic EPS is computed by adjusting net income for the participation in earnings of unvested restricted shares outstanding, then dividing by the weighted-average number of common shares outstanding during the period including contingently issuable shares and excluding outstanding unvested restricted shares.

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

Diluted EPS adjusts income from continuing operations and the outstanding shares for the dilutive effect of convertible subordinated debentures, stock options, and awards.

Basic and Diluted EPS are calculated as follows:

	Three-months ended August 31,
In thousands except per share	2006	2005
Basic earnings (loss)
Income (loss) from continuing operations	$29,431	$(60,024)
Income from discontinued operations	—	8,691
Unvested restricted share participation	(10)	—

Basic income (loss)	$29,421	$(51,333)

Diluted earnings (loss)
Income (loss) from continuing operations	$29,431	$(60,024)
Interest on convertible subordinated debentures - net of tax	1,427	—
Unvested restricted share participation	(10)	—

Diluted income (loss) from continuing operations	30,848	(60,024)
Income (loss) from discontinued operations	—	8,691

Diluted income (loss)	$30,848	$(51,333)

Shares
Weighted-average shares outstanding	23,961	22,791
Contingently issuable shares	6	31
Unvested restricted shares	(8)	—

Basic weighted-average shares	23,959	22,822
Convertible subordinated debentures	3,113	—
Stock option, restricted share and award dilution	443	—

Diluted weighted-average shares*	27,515	22,822

Basic earnings (loss) per share
Income (loss) from continuing operations	$1.23	$(2.63)
Income (loss) from discontinued operations	—	.38

Net income (loss)	$1.23	$(2.25)

Diluted earnings (loss) per share
Income (loss) from continuing operations	$1.12	$(2.63)
Income (loss) from discontinued operations	—	.38

Net income (loss)	$1.12	$(2.25)

* Shares excluded due to antidilutive effect
Convertible subordinated debentures	—	3,897
Stock options, restricted stock and awards	220	928

Stock-based Compensation. Effective June 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” utilizing the modified prospective transition method. Under this transition method, we account for awards granted prior to adoption, but for which the vesting period is not complete on a prospective basis, with expense being recognized in our statement of operations based on the grant date fair value estimated in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” We use the Black-Scholes option-pricing model to determine the fair value of stock options granted as of the date of grant. We use the average stock price on the date of grant to determine the fair value of restricted stock awards granted. The impact of recognizing compensation expense related to stock options using the fair value recognition provisions of SFAS No. 123R for the three-month period ended August 31, 2006 was $600,000 (net of tax benefit of $100,000) or $.02 per basic and diluted share. The results for periods prior to June 1, 2006 have not been restated.

SFAS No. 123R also requires that the benefits associated with tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as previously required. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts can not be estimated, because they depend on, among other things, when employees exercise stock options. For the three-month period ended August 31, 2006 excess tax benefits recognized in financing cash flows were $900,000.

Prior to June 1, 2006, we accounted for employee stock options using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” as allowed by SFAS No. 123. Generally, no expense was recognized related to our stock options under this method because the exercise price of each option was set at the fair market value of the underlying common stock on the date the option was granted.

In accordance with SFAS No. 123, we disclosed the compensation cost related to our stock options based on the estimated fair value at the date of grant. All options were granted with graded vesting valued as single awards and the compensation cost recognized using a straight-line attribution method over the shorter of the vesting period or required service period with forfeitures recognized as they occurred. The fair value of each option grant was estimated on the date of grant for purposes of the pro forma disclosures using the Black-Scholes option-pricing model. No options were granted during the three-month period ended August 31, 2005.

In addition to grants under our stock option plans, we have provided stock-based compensation to employees and directors under stock appreciation rights contracts, deferred compensation agreements, restricted stock payments and a former stock awards program. Stock compensation expense related to these grants was included in the determination of net income as reported in the financial statements over the vesting periods of the related grants.

If we had applied the fair value recognition provision of SFAS No. 123, our net income (loss) and earnings (loss) per share would have been adjusted to the following pro forma amounts for the three-month period ended August 31, 2005.

In thousands except per share	2005
Net income
As reported	$(51,333)
Plus: stock-based compensation included in the determination of net income as reported, net of tax	3,064
Less: fair value of stock-based compensation, net of tax	(2,228)

Pro forma	$(50,497)

Basic earnings per share
As reported	$(2.25)
Pro forma	(2.21)
Diluted earnings per share
As reported	$(2.25)
Pro forma	(2.21)

The Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (the “2004 Plan”) provides that, in addition to other types of awards, non-qualified and incentive stock options to purchase Common Stock may be granted to employees and non-employee directors at market prices at date of grant. Options become exercisable in installments beginning one year after date of grant and expire ten years later. In addition, non-qualified and incentive stock options remain outstanding under our 1993 Stock Option Plan.

A summary of option transactions for the three-month period ended August 31, 2006, follows:

	Shares Under Option	Weighted-Average Option Price
Outstanding at May 31, 2006	1,583,093	$29.48
Exercised	(31,816)	24.67
Canceled	(2,269)	27.12

Outstanding at August 31, 2006	1,549,008	$29.59

Exercisable at August 31, 2006	848,139	$25.16

The following table summarizes information about stock options outstanding as of August 31, 2006.

	Range of Exercise Prices
	$16.04 - $27.85	$31.15 - $38.34	$45.86 - $51.71
Options outstanding
Shares outstanding	882,228	263,629	403,151
Weighted-average remaining life in years	5.31	2.73	8.92
Weighted-average exercise price	$19.38	$33.99	$49.05
Options exercisable
Shares exercisable	566,322	247,631	34,186
Weighted-average exercise price	$20.16	$33.75	$45.87

Outstanding options expire on various dates to January 18, 2016. We have reserved 2,054,496 shares for future awards under the 2004 Plan.

As of August 31, 2006, the aggregate intrinsic value (the difference in the closing market price of our common stock of $46.94 and the exercise price to be paid by the optionee) of stock options outstanding was $27.9 million. The aggregate intrinsic value of exercisable stock options at that date was $18.5 million. During the three-month period ended August 31, 2006, the total intrinsic value for options exercised (the difference in the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) was $900,000.

As of August 31, 2006, outstanding Stock Appreciation Rights totaled 161,311 shares, deferred compensation agreements payable in cash totaled 98,137 shares, deferred compensation agreements payable in common stock totaled 4,245 shares and stock awards totaled 9,514 shares.

As of August 31, 2006, $8.9 million of total unrecognized compensation cost related to stock options, stock appreciation rights contracts, restricted stock grants and stock awards is expected to be recognized. We currently expect to recognize stock-based compensation expense of approximately $3.5 million in 2007, $2.5 million in 2008, $1.6 million in 2009, $1.0 million in 2010 and $300,000 in 2011, related to these grants and awards.

Total stock-based compensation was $600,000 and $4.7 million in the three-month periods ended August 31, 2006 and 2005, respectively.

Inventory Costs. On June 1, 2006, we adopted SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The adoption of this standard did not have an effect on our consolidated financial position or results of operations.

Accounting for Mining Stripping Costs. On June 1, 2006, we adopted, Emerging Issues Task Force Issue 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry,” which requires that stripping costs incurred during the production phase of the mine be included in the costs of the inventory produced during the period that the stripping costs are incurred. As of May 31, 2006, the balance of our capitalized post-production stripping costs was $7.9 million. In accordance with the transition provision of EITF 04-6, we wrote off these deferred costs, effective June 1, 2006, and recorded a charge to retained earnings of $4.9 million, net of tax benefits of $3.0 million. We will now recognize the costs of all post-production stripping activity as a cost of the inventory produced during the period the stripping costs are incurred. Although dependent in part on the future level of post-production stripping activity which varies from period to period, we do not expect that EITF 04-6 will have a material impact on our financial position or results of operations for periods following adoption.

WORKING CAPITAL

Working capital totaled $278.9 million at August 31, 2006, compared to $283.9 million at May 31, 2006.

Receivables consist of:

In thousands	August 31, 2006	May 31, 2006
Accounts receivable	$127,951	$122,131
Notes receivable	22,672	1,170
Interest receivables	402	4
Tax refund claims	9,544	9,544

	$160,569	$132,849

Accounts receivable are presented net of allowances for doubtful receivables of $1.6 million at August 31, 2006 and May 31, 2006. Provisions for bad debts charged to expense were $100,000 and $300,000 for the three-month periods ended August 31, 2006 and 2005, respectively. Uncollectible accounts written off amounted to $100,000 for each of the three-month periods ended August 31, 2006 and 2005. Notes receivable related to routine sales of surplus operating assets and real estate.

Inventories consist of:

In thousands	August 31, 2006	May 31, 2006
Finished products	$10,133	$10,341
Work in process	41,023	42,384
Raw materials	13,837	13,881

Total inventories at LIFO cost	64,993	66,606
Parts and supplies	36,337	35,446

Total inventories	$101,330	$102,052

Inventories are stated at cost (not in excess of market) with finished products, work in process and raw material inventories using the last-in, first-out (“LIFO”) method and parts and supplies inventories using the average cost method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and are subject to the final year-end LIFO inventory valuation. If the average cost method (which approximates current replacement cost) had been used for all of these inventories, inventory values would have been higher by $26.8 million at August 31, 2006 and May 31, 2006.

Accrued interest, wages and other items consist of:

In thousands	August 31, 2006	May 31, 2006
Interest	$4,007	$8,531
Employee compensation	15,242	33,422
Income taxes	10,701	2,113
Property taxes and other	14,712	10,993

	$44,662	$55,059

LONG-TERM DEBT

Long-term debt consists of:

In thousands	August 31, 2006	May 31, 2006
Senior secured revolving credit facility expiring in 2010	$—	$—
Senior notes due 2013, interest rate 7.25%	250,000	250,000
Pollution control bonds due through 2007, interest rate 6.19% (75% of prime)	1,815	1,815
Other	372	371

	252,187	252,186
Less current maturities	680	681

	$251,507	$251,505

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

All of our consolidated subsidiaries have unconditionally guaranteed the 7.25% Senior Notes. The indenture governing the notes contains covenants that will limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem our stock, make investments, sell assets, incur liens, enter into agreements restricting our subsidiaries’ ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of our assets.

Senior Secured Revolving Credit Facility. The senior secured revolving credit facility expires in July 2010 and provides up to $200 million of available borrowings. It includes a $50 million sub-limit for letters of credit. Any outstanding letters of credit are deducted from the borrowing availability under the facility. At August 31, 2006, $27.3 million of the facility was utilized to support letters of credit. Amounts drawn under the facility bear interest either at the LIBOR rate plus a margin of 1% to 2%, or at a base rate (which is the higher of the federal funds rate plus 0.5% and the prime rate) plus a margin of up to 1%. The interest rate margins are subject to adjustments based on our leverage ratio. Commitment fees are payable currently at an annual rate of 0.375% on the unused portion of the facility. We may terminate the facility at any time.

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

The credit facility contains covenants restricting, among other things, prepayment or redemption of our senior notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. We are required to comply with certain financial tests and to maintain certain financial ratios, such as leverage and interest coverage ratios. At August 31, 2006, we were in compliance with all of our loan covenants.

Refinancing in Connection with the Spin-off of Chaparral. In connection with the spin-off of Chaparral in July 2005, we entered into new financing agreements and purchased the outstanding $600 million aggregate principal amount of our 10.25% senior notes due 2011 (“10.25% Senior Notes”). On July 6, 2005, we issued $250 million aggregate principal amount of our new 7.25% senior notes due July 15, 2013 (“7.25% Senior Notes”) and entered into a new senior secured revolving credit facility. In addition, Chaparral issued $300 million aggregate principal amount of its new senior notes due 2013 (“Chaparral Senior Notes”) and entered into a separate new senior secured revolving credit facility. Chaparral used the net proceeds from its note offering and borrowings under its credit facility to pay us a dividend of $341.1 million. We used the net proceeds from our offering of notes, the dividend paid by Chaparral and existing cash to purchase for cash all of our outstanding $600 million aggregate principal amount of 10.25% Senior Notes. We paid a total of $699.5 million to the holders of the 10.25% Senior Notes, which was comprised of $600 million of principal, $3.6 million of accrued interest and $95.9 million of premiums and consent fees. We recorded a charge of $107.0 million related to the early retirement of the 10.25% Senior Notes and old credit facility, consisting of $96.0 million in premiums or consent payments and transaction costs and a write-off of $11.0 million of debt issuance costs and interest rate swap gains and losses associated with the debt repaid. On July 29, 2005, Chaparral became an independent, public company and we have no obligations with respect to Chaparral’s long-term debt. Chaparral is not a guarantor of any of our indebtedness nor are we a guarantor of any Chaparral indebtedness.

Other. Maturities of long-term debt for each of the five succeeding years are $700,000 for 2007, $1.1 million for 2008 and none for 2009 through 2011. The total amount of interest paid was $11.5 million and $37.2 million during the three-month periods ended August 31, 2006 and 2005, respectively. Interest capitalized was $1.8 million during the three-month period ended August 31, 2006. No interest was capitalized during the three-month period ended August 31, 2005.

CONVERTIBLE SUBORDINATED DEBENTURES

On June 5, 1998, we issued $206.2 million aggregate principal amount of 5.5% convertible subordinated debentures due June 30, 2028 (the “Debentures”). TXI Capital Trust I (the “Trust”), a Delaware business trust 100% owned by us, issued 4,000,000 of its 5.5% Shared Preference Redeemable Securities (“Preferred Securities”) to the public for gross proceeds of $200 million. The combined proceeds from the issuance of the Preferred Securities and the issuance to us of the common securities of the Trust were invested by the Trust in the Debentures which are the sole assets of the Trust.

The Debentures are redeemable for cash, at par, plus accrued and unpaid interest, under certain circumstances relating to federal income tax matters, or in whole or in part at our option. Upon any redemption of the Debentures, a like aggregate liquidation amount of Preferred Securities will be redeemed. Debentures are convertible at any time prior to the close of business on June 30, 2028, at the option of the holder of the Preferred Securities into shares of our common stock. On July 29, 2005, due to the spin-off of Chaparral the conversion rate was adjusted as provided in the Amended and Restated Trust Agreement of the Trust from .72218 shares to .97468 shares of the our common stock for each Preferred Security. At August 31, 2006, 3,193,104 Preferred Securities representing an undivided beneficial interest in $159.7 million principal amount of Debentures were outstanding.

Holders of the Preferred Securities are entitled to receive cumulative cash distributions at an annual rate of $2.75 per Preferred Security (equivalent to a rate of 5.5% per annum of the stated liquidation amount of $50 per Preferred Security). We have guaranteed, on a subordinated basis, distributions and other payments due on the Preferred Securities, to the extent not paid by the Trust (the “Guarantee”). The Guarantee, when taken together with our obligations under the Debentures, the Indenture pursuant to which the Debentures were issued, and the Amended and Restated Trust Agreement of the Trust (including its obligations to pay costs, fees, expenses, debts and other obligations of the Trust other than with respect to the Preferred Securities and the common securities of the Trust), provide a full and unconditional guarantee of amounts due on the Preferred Securities. The Preferred Securities do not have a stated maturity date, although they are subject to mandatory redemption upon maturity of the Debentures on June 30, 2028, or upon earlier redemption.

SHAREHOLDERS’ EQUITY

Common stock consists of:

In thousands	August 31, 2006	May 31, 2006
Shares authorized	40,000	40,000
Shares outstanding	23,978	23,945
Shares held in treasury	1,886	1,918
Shares reserved for stock options and other	3,617	3,652

There are authorized 100,000 shares of Cumulative Preferred Stock, no par value, of which 20,000 shares are designated $5 Cumulative Preferred Stock (Voting), redeemable at $105 per share and entitled to $100 per share upon dissolution. An additional 25,000 shares are designated Series B Junior Participating Preferred Stock. The Series B Preferred Stock is not redeemable and ranks, with respect to the payment of dividends and the distribution of assets, junior to (i) all other series of the Preferred Stock unless the terms of any other series shall provide otherwise and (ii) the $5 Cumulative Preferred Stock. No shares of Cumulative Preferred Stock or Series B Junior Participating Preferred Stock were outstanding as of August 31, 2006. Pursuant to a Rights Agreement, in November 1996, we distributed a dividend of one preferred share purchase right for each outstanding share of our Common Stock. Each right entitles the holder to purchase from us one two-thousandth of a share of the Series B Junior Participating Preferred Stock at a price of $122.50, subject to adjustment. The rights will expire on November 1, 2006 unless the date is extended or the rights are earlier redeemed or exchanged by us pursuant to the Rights Agreement.

LEGAL PROCEEDINGS AND CONTINGENT LIABILITIES

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

We are defendants in lawsuits which arose in the normal course of business. In management’s judgment the ultimate liability, if any, from such legal proceedings will not have a material effect on our consolidated financial position or results of operations.

In connection with our spin-off of Chaparral, we entered into a separation and distribution agreement and a tax sharing and indemnification agreement with Chaparral. In these agreements, we have indemnified Chaparral against, among other things, any liabilities arising out of the businesses, assets or liabilities retained by us and any taxes imposed on Chaparral in connection with the spin-off that result from our breach of our covenants in the tax sharing and indemnification agreement. Chaparral has indemnified us against, among other things, any liabilities arising out of the businesses, assets or liabilities transferred to Chaparral and any taxes imposed on us in connection with the spin-off that result from Chaparral’s breach of its covenants in the tax sharing and indemnification agreement.

We and Chaparral have made certain covenants to each other in connection with the spin-off that prohibit us and Chaparral from taking certain actions. Pursuant to these covenants: (1) neither we nor Chaparral will liquidate, merge, or consolidate with any other person, sell, exchange, distribute or otherwise dispose of our assets (or those of certain of our subsidiaries) except in the ordinary course of business, or enter into any substantial negotiations, agreements, or arrangements with respect to any such transaction, during the six months following the distribution date of July 29, 2005; (2) we and Chaparral will, for a minimum of two years after the distribution date, continue the active conduct of the cement or steel business, respectively; (3) neither we nor Chaparral will repurchase our stock for two years following the distribution except in certain circumstances permitted by the IRS; (4) we and Chaparral will not take any actions inconsistent with the representations made in the separation and distribution agreement or in connection with the issuance by our tax counsel of its tax opinion with respect to the spin-off; and (5) we and Chaparral will not take or fail to take any other action that would result in any tax being imposed on the spin-off. We or Chaparral may take actions inconsistent with these covenants if we obtain an unqualified opinion of counsel or a private letter ruling from the IRS that such actions will not cause the spin-off to become taxable, except that Chaparral may not, under any circumstances, take any action described in (1) above.

INCOME TAXES

Federal income taxes for the interim periods ended August 31, 2006 and 2005, have been included in the accompanying financial statements on the basis of an estimated annual rate for continuing operations. The estimated annualized rate for continuing operations does not include the tax impact of the loss on debt retirements and Chaparral spin-off charges. The estimated annualized rate for continuing operations excluding these charges is 32.0% for 2006 compared to 29.4% for 2005. The estimated effective rate for discontinued operations was 35% for 2005, and reflects Chaparral’s allocable share of such tax as prescribed in the tax sharing agreement between us and Chaparral. We received income tax refunds of $300,000 during the three-month period ended August 31, 2006 and made income tax payments of $2.2 million during the three-month period ended August 31, 2005.

RETIREMENT PLANS

Riverside Defined Benefit Plans. Approximately 600 employees and retirees of our California cement subsidiary, Riverside Cement Company, are covered by a defined benefit pension plan and a postretirement health benefit plan. Unrecognized prior service costs and actuarial gains or losses for these plans are recognized in a systematic manner over the remaining service periods of active employees expected to receive benefits under these plans. The amount of the defined benefit pension plan and postretirement health benefit plan expense charged to costs and expenses for the three-month periods ended August 31, 2006 and 2005, was as follows:

	Pension Benefit		Health Benefit
In thousands	2006	2005	2006	2005
Service cost	$123	$143	$24	$27
Interest cost	681	624	92	86
Expected return on plan assets	(760)	(691)	—	—
Amortization of prior service cost	—	—	(211)	(211)
Amortization of net actuarial loss	107	264	150	185

	$151	$340	$55	$87

Financial Security Defined Benefit Plans. We have a series of financial security plans (“FSP”) that are non-qualified defined benefit plans providing retirement and death benefits to substantially all of our executive and key managerial employees. The plans are contributory but not funded.

The amount of FSP benefit expense charged to costs and expenses for the three-month periods ended August 31, 2006 and 2005, was as follows:

	FSP Benefit
In thousands	2006	2005
Service cost	$572	$487
Interest cost	440	418
Recognized actuarial loss	254	—
Participant contributions	(87)	(83)

	$1,179	$822

BUSINESS SEGMENTS

We have three business segments: cement, aggregates and consumer products. Our business segments are managed separately along product lines. Through the cement segment we produce and sell gray portland cement as our principal product, as well as specialty cements. Through the aggregates segment we produce and sell stone, sand and gravel as our principal products, as well as expanded shale and clay aggregates. Through the consumer products segment we produce and sell ready-mix concrete as our principal product, as well as packaged concrete and related products. We account for intersegment sales at market prices. Segment operating profit consists of net sales less operating costs and expenses, including certain operating overhead and other income items not allocated to a specific segment. Corporate includes those administrative, financial, legal, environmental, human resources and real estate activities which are not allocated to operations and are excluded from segment operating profit. Identifiable assets by segment are those assets that are used in each segment’s operation. Corporate assets consist primarily of cash and cash equivalents, short-term investments, real estate and other financial assets not identified with a business segment.

The following is a summary of assets used in each of our business segments.

In thousands	August 31, 2006	May 31, 2006
Identifiable assets
Cement	$550,681	$511,944
Aggregates	172,361	166,944
Consumer products	94,081	90,635
Corporate	288,821	311,047

Total assets	$1,105,944	$1,080,570

The following is a summary of operating results and certain other financial data for our business segments.

	Three-months ended August 31,
In thousands	2006	2005
Net sales
Cement
Sales to external customers	$116,276	$98,733
Intersegment sales	21,414	17,469
Aggregates
Sales to external customers	66,914	59,377
Intersegment sales	8,981	8,266
Consumer products
Sales to external customers	88,462	83,774
Intersegment sales	1,083	3,744
Eliminations	(31,478)	(29,479)

Total net sales	$271,652	$241,884

Segment operating profit
Cement	$40,134	$26,341
Aggregates	12,582	7,907
Consumer products	3,641	4,236
Unallocated overhead and other income - net	(1,911)	(2,393)

Total segment operating profit	54,446	36,091
Corporate
Selling, general and administrative expense	(7,747)	(10,881)
Interest	(5,542)	(9,264)
Loss on debt retirements and spin-off charges	—	(112,284)
Other income	2,108	3,366

Income (loss) from continuing operations before income taxes	$43,265	$(92,972)

Depreciation, depletion and amortization
Cement	$5,715	$5,943
Aggregates	3,800	3,334
Consumer products	1,542	1,550
Corporate	115	358

Total depreciation, depletion and amortization	$11,172	$11,185

Capital expenditures
Cement	$50,355	$7,347
Aggregates	9,255	588
Consumer products	4,191	2,246
Corporate	317	140

Total capital expenditures	$64,118	$10,321

Net sales by product
Cement	$109,744	$92,605
Stone, sand and gravel	35,146	32,044
Ready-mix concrete	72,345	69,663
Other products	32,082	26,678
Delivery fees	22,335	20,894

Total net sales	$271,652	$241,884

All sales were made in the United States during the periods presented with no single customer representing more than 10 percent of sales.

Cement capital expenditures include $47.7 million and $3.6 million in the three-month periods ended August 31, 2006 and 2005, respectively, incurred in connection with the expansion and modernization of our Oro Grande, California cement plant. Other capital expenditures incurred represent normal replacement and technological upgrades of existing equipment and acquisitions to sustain existing operations in each segment.

DISCONTINUED OPERATIONS

On July 29, 2005, we completed the spin-off of our steel segment in the form of a pro rata, tax-free dividend to our shareholders of one share of Chaparral Steel Company (“Chaparral”) common stock for each share of our common stock that was owned on July 20, 2005. Following the spin-off, Chaparral became an independent, public company. We have no further ownership interest in Chaparral or in any steel business, and Chaparral has no ownership interest in us. In addition, Chaparral is not a guarantor of any of our indebtedness nor are we a guarantor of any Chaparral indebtedness. The Company’s relationship with Chaparral is now governed by a separation and distribution agreement and the ancillary agreements described in that agreement. The terms of the agreements are more fully described in our note entitled “Legal Proceedings and Contingent Liabilities”.

We recorded a charge of approximately $107.0 million related to the early retirement of the 10.25% Senior Notes and old credit facility and incurred $5.3 million in spin-off related charges during the three-month period ended August 31, 2005.

Operations for the three-month period ended August 31, 2005 included discontinued operations through July 29, 2005, as summarized below:

In thousands	2005
Net sales	$198,893
Income before income/taxes	13,384
Income taxes	4,693
Income from discontinued operations	8,691

SUBSEQUENT EVENT

The governments of the U.S. and Mexico have entered into the U.S.-Mexico Agreement on Cement, which settled the 16-year dispute over the U.S. antidumping duty order on imports from Mexico. Pursuant to that agreement and a related agreement among the importers of cement from Mexico and certain producers in the U.S., including us, 50% of the cash deposits of estimated antidumping duties collected from importers of Mexican cement were distributed to the U.S. producers. On September 6, 2006, we received a distribution of $19.6 million, which represents substantially all of the distributions to which we are entitled pursuant to these agreements.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

On July 6, 2005, Texas Industries, Inc. (the parent company) issued $250 million principal amount of its 7.25% Senior Notes. All existing consolidated subsidiaries of the parent company are 100% owned and, excluding Chaparral and its subsidiaries, provide a joint and several, full and unconditional guarantee of the securities. There are no significant restrictions on the parent company’s ability to obtain funds from any of the guarantor subsidiaries in the form of a dividend or loan. Additionally, there are no significant restrictions on a guarantor subsidiary’s ability to obtain funds from the parent company or its direct or indirect subsidiaries.

The following condensed consolidating balance sheets, statements of operations and statements of cash flows are provided for the parent company, all guarantor subsidiaries and all non-guarantor subsidiaries. The information has been presented as if the parent company accounted for its ownership of the guarantor and non-guarantor subsidiaries using the equity method of accounting.

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating balance sheet at August 31, 2006

Cash and cash equivalents	$63,642	$2,658	$—	$—	$66,300
Short-term investments	39,122	—	—	—	39,122
Receivables - net	9,543	151,026	—	—	160,569
Intercompany receivables	1,467	69,408	—	(70,875)	—
Inventories	—	101,330	—	—	101,330
Deferred income taxes and prepaid expenses	6,409	20,411	—	—	26,820

Total current assets	120,183	344,833	—	(70,875)	394,141
Goodwill	—	58,395	—	—	58,395
Real estate and investments	100,141	7,463	—	—	107,604
Deferred charges and intangibles	16,477	6,016	—	—	22,493
Investment in subsidiaries	728,538	—	—	(728,538)	—
Long-term intercompany receivables	50,000	—	—	(50,000)	—
Property, plant and equipment – net	—	522,433	—	878	523,311

Total assets	$1,015,339	$939,140	$—	$(848,535)	$1,105,944

Accounts payable	$84	$69,782	$—	$—	$69,866
Intercompany payables	69,408	1,467	—	(70,875)	—
Accrued interest, wages and other items	18,935	25,727	—	—	44,662
Current portion of long-term debt	680	—	—	—	680

Total current liabilities	89,107	96,976	—	(70,875)	115,208
Long-term debt	251,507	—	—	—	251,507
Convertible subordinated debentures	159,655	—	—	—	159,655
Long-term intercompany payables	—	50,000	—	(50,000)	—
Deferred income taxes and other credits	16,700	64,504	—	—	81,204
Shareholders’ equity	498,370	727,660	—	(727,660)	498,370

Total liabilities and shareholders’ equity	$1,015,339	$939,140	$—	$(848,535)	$1,105,944

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating balance sheet at May 31, 2006

Cash and cash equivalents	$78,569	$5,570	$—	$—	$84,139
Short-term investments	50,606	—	—	—	50,606
Receivables - net	9,543	123,306	—	—	132,849
Intercompany receivables	585	93,160	—	(93,745)	—
Inventories	—	102,052	—	—	102,052
Deferred income taxes and prepaid expenses	6,234	27,365	—	—	33,599

Total current assets	145,537	351,453	—	(93,745)	403,245
Goodwill	—	58,395	—	—	58,395
Real estate and investments	96,347	29,566	—	—	125,913
Deferred charges and intangibles	16,790	5,916	—	—	22,706
Investment in subsidiaries	699,775	—	—	(699,775)	—
Long-term intercompany receivables	50,000	—	—	(50,000)	—
Property, plant and equipment – net	—	470,311	—	—	470,311

Total assets	$1,008,449	$915,641	$—	$(843,520)	$1,080,570

Accounts payable	$184	$63,397	$—	$—	$63,581
Intercompany payables	93,160	585	—	(93,745)	—
Accrued interest, wages and other items	14,102	40,957	—	—	55,059
Current portion of long-term debt	681	—	—	—	681

Total current liabilities	108,127	104,939	—	(93,745)	119,321
Long-term debt	251,505	—	—	—	251,505
Convertible subordinated debentures	159,725	—	—	—	159,725
Long-term intercompany payables	—	50,000	—	(50,000)	—
Deferred income taxes and other credits	16,028	60,927	—	—	76,955
Shareholders’ equity	473,064	699,775	—	(699,775)	473,064

Total liabilities and shareholders’ equity	$1,008,449	$915,641	$—	$(843,520)	$1,080,570

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating statement of operations for the three months ended August 31, 2006

Net sales	$—	$271,652	$—	$—	$271,652
Cost of products sold	—	205,338	—	—	205,338

Gross profit	—	66,314	—	—	66,314
Selling, general and administrative	1,502	19,556	—	—	21,058
Interest	6,412	12	—	(882)	5,542
Loss on debt retirements and spin-off charges	—	—	—	—	—
Other income	(1,676)	(1,875)	—	—	(3,551)
Intercompany other income	(882)	—	—	882	—

	5,356	17,693	—	—	23,049

Income (loss) before the following items	(5,356)	48,621	—	—	43,265
Income taxes (benefit)	(2,015)	15,849	—	—	13,834

	(3,341)	32,772	—	—	29,431
Income from discontinued operations - net of income taxes	—	—	—	—	—
Equity in earnings (loss) of subsidiaries	32,772	—	—	(32,772)	—

Net income (loss)	$29,431	$32,772	$—	$(32,772)	$29,431

Condensed consolidating statement of operations for the three months ended August 31, 2005

Net sales	$—	$241,884	$—	$—	$241,884
Cost of products sold	—	194,221	—	—	194,221

Gross profit	—	47,663	—	—	47,663
Selling, general and administrative	2,795	20,433	—	—	23,228
Interest	9,260	886	—	(882)	9,264
Loss on debt retirements and spin-off charges	112,284	—	—	—	112,284
Other income	(1,462)	(2,679)	—	—	(4,141)
Intercompany other income	(882)	—	—	882	—

	121,995	18,640	—	—	140,635

Income (loss) before the following items	(121,995)	29,023	—	—	(92,972)
Income taxes (benefit)	(42,851)	9,903	—	—	(32,948)

	(79,144)	19,120	—	—	(60,024)
Income (loss) from discontinued operations - net of income taxes	—	(176)	8,867	—	8,691
Equity in earnings (loss) of subsidiaries	27,811	—	—	(27,811)	—

Net income (loss)	$(51,333)	$18,944	$8,867	$(27,811)	$(51,333)

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating statement of cash flows for the three months ended August 31, 2006

Operating activities
Cash provided by continuing operating activities	$(23,859)	$59,922	$—	$—	$36,063
Cash used by discontinued operating activities	—	—	—	—	—

Net cash provided by operating activities	(23,859)	59,922	—	—	36,063

Investing activities
Capital expenditures - expansions	—	(47,702)	—	—	(47,702)
Capital expenditures - other	—	(16,416)	—	—	(16,416)
Proceeds from asset disposals	—	987	—	—	987
Purchases of short-term investments	(8,500)	—	—	—	(8,500)
Sales of short-term investments	20,000	—	—	—	20,000
Investments in life insurance contracts	(2,402)	—	—	—	(2,402)
Intercompany investing activities	—	—	—	—	—
Other - net	—	297	—	—	297

Cash used by continuing investing activities	9,098	(62,834)	—	—	(53,736)
Cash used by discontinued investing activities	—	—	—	—	—

Net cash used by investing activities	9,098	(62,834)	—	—	(53,736)

Financing activities
Long-term borrowings	—	—	—	—	—
Debt retirements	(1)	—	—	—	(1)
Debt issuance costs	—	—	—	—	—
Debt retirement costs	—	—	—	—	—
Stock option exercises	752	—	—	—	752
Excess tax benefits from stock-based compensation	881	—	—	—	881
Common dividends paid	(1,798)	—	—	—	(1,798)

Cash used by continuing financing activities	(166)	—	—	—	(166)
Cash provided by discontinued financing activities	—	—	—	—	—

Net cash used by financing activities	(166)	—	—	—	(166)

Decrease in cash and cash equivalents	(14,927)	(2,912)	—	—	(17,839)

Cash and cash equivalents at beginning of period	78,569	5,570	—	—	84,139

Cash and cash equivalents at end of period	$63,642	$2,658	$—	$—	$66,300

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating statement of cash flows for the three months ended August 31, 2005

Operating activities
Cash provided by continuing operating activities	$7,102	$(2,469)	$—	$9,726	$14,359
Cash used by discontinued operating activities	—	—	3,139	(9,726)	(6,587)

Net cash provided by operating activities	7,102	(2,469)	3,139	—	7,772

Investing activities
Capital expenditures – expansions	—	(3,599)	—	—	(3,599)
Capital expenditures - other	—	(6,722)	—	—	(6,722)
Proceeds from asset disposals	—	817	—	—	817
Purchases of short-term investments	—	—	—	—	—
Sales of short-term investments	—	—	—	—	—
Investments in life insurance contracts	(1,028)	—	—	—	(1,028)
Intercompany investing activities	341,139	—	—	(341,139)	—
Other - net	—	1,605	—	—	1,605

Cash used by continuing investing activities	340,111	(7,899)	—	(341,139)	(8,927)
Cash used by discontinued investing activities	—	—	(343,851)	341,139	(2,712)

Net cash used by investing activities	340,111	(7,899)	(343,851)	—	(11,639)

Financing activities
Long-term borrowings	250,000	—	—	—	250,000
Debt retirements	(600,009)	—	—	—	(600,009)
Debt issuance costs	(7,051)	—	—	—	(7,051)
Debt retirement costs	(96,024)	—	—	—	(96,024)
Stock option exercises	3,853	—	—	—	3,853
Excess tax benefits from stock-based compensation	—	—	—	—	—
Common dividends paid	(1,711)	—	—	—	(1,711)

Cash used by continuing financing activities	(450,942)	—	—	—	(450,942)
Cash provided by discontinued financing activities	—	—	340,712	—	340,712

Net cash used by financing activities	(450,942)	—	340,712	—	(110,230)

Decrease in cash and cash equivalents	(103,729)	(10,368)	—	—	(114,097)

Cash and cash equivalents at beginning of period	241,287	10,313	—	—	251,600

Cash and cash equivalents at end of period	$137,558	$(55)	$—	$—	$137,503

EXHIBIT A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Texas Industries, Inc.

We have reviewed the accompanying consolidated balance sheet of Texas Industries, Inc. and subsidiaries (the Company) as of August 31, 2006, and the related consolidated statements of operations and cash flows for the three-month periods ended August 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated interim financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of May 31, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended [not presented herein], and in our report dated July 19, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of May 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

September 28, 2006

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a leading supplier of heavy building construction materials in the United States through three business segments: cement, aggregates and consumer products. Our principal products are gray portland cement, produced and sold through our cement segment; stone, sand and gravel, produced and sold through our aggregates segment; and ready-mix concrete, produced and sold through our consumer products segment. Other products include expanded shale and clay aggregates, produced and sold through our aggregates segment, and packaged concrete and related products produced and sold through our consumer products segment. Our facilities are concentrated primarily in Texas, Louisiana and California.

RESULTS OF OPERATIONS

The following table highlights certain of our operating information.

	Three months ended August 31,
In thousands except per unit	2006	2005
Sales
Cement	$131,157	$110,075
Stone, sand and gravel	42,723	41,893
Ready-mix concrete	72,442	69,753
Other products	34,473	28,748
Interplant	(31,478)	(29,479)
Delivery fees	22,335	20,894

Net sales	$271,652	$241,884

Shipments
Cement (tons)	1,388	1,342
Stone, sand and gravel (tons)	6,461	7,313
Ready-mix concrete (cubic yards)	980	1,041
Prices
Cement ($/ton)	$94.48	$82.02
Stone, sand and gravel ($/ton)	6.61	5.73
Ready-mix concrete ($/cubic yard)	73.90	66.99
Cost of sales
Cement ($/ton)	$62.97	$60.01
Stone, sand and gravel ($/ton)	4.97	4.42
Ready-mix concrete ($/cubic yard)	70.11	63.52

Gross profit for the three-month period ended August 31, 2006 was $66.3 million, an increase of $18.7 million from the prior year period. The increase was primarily the result of improved product pricing. During the summer extremely hot weather and water restrictions negatively impacted construction in north Texas, one of our major markets.

Sales. Net sales for the three-month period ended August 31, 2006 were $271.7 million, an increase of $29.8 million from the prior year period. Total cement sales increased $21.1 million on 15% higher average prices and 3% higher shipments. Total stone, sand and gravel sales increased $800,000 on 15% higher average prices and shipments which were down 12% due in part to the expiration of a low margin supply contract and the lack of availability of rail transportation. Total ready-mix concrete sales increased $2.7 million on 10% higher average prices and 6% lower volume. Average prices for our major products have continued to improve. Market conditions have continued to support the current level of pricing.

Cost of Products Sold. Cost of products sold for the three-month period ended August 31, 2006 was $205.3 million, an increase of $11.1 million from the prior year period. Overall energy costs were comparable to the prior year period. Cement unit costs increased 5%. Stone, sand and gravel unit costs increased 12%. Reduced shipments increased overall unit cost of sales. Ready-mix concrete unit costs increased 10% primarily due to the increased cost of its cement and aggregate raw materials.

Selling, General and Administrative. Selling, general and administrative expense for the three-month period ended August 31, 2006 was $21.1 million, a decrease of $2.2 million from the prior year period. Operating selling, general and administrative expense increased $1.0 million primarily due to higher incentive compensation expense. Corporate selling, general and administrative expense decreased $3.2 million primarily due to lower stock-based compensation expense.

Other Income. Other income for the three-month period ended August 31, 2006 was $3.6 million, a decrease of $600,000 from the prior year period. Operating other income increased $700,000 primarily as a result of higher royalty income. Corporate other income decreased $1.3 million primarily as a result of lower real estate income.

Interest Expense

Interest expense for the three-month period ended August 31, 2006 was $5.5 million, a decrease of $3.7 million from the prior year period. Interest expense capitalized in conjunction with our Oro Grande, California cement plant expansion and modernization project reduced the amount of interest expense recognized by $1.8 million in the current period. Total interest expense to be capitalized related to this project during the two year construction period is currently estimated at $25 million. Also contributing to lower interest expense was our prior year debt refinancing in connection with the spin-off of Chaparral Steel Company.

Loss on Debt Retirements and Spin-off Charges

Loss on debt retirements and spin-off charges for the three-month period ended August 31, 2005 includes a loss of $107.0 million related to the early retirement of our 10.25% senior notes and old credit facility, consisting of $96.0 million in premiums and consent payments plus transaction costs and a write-off of $11.0 million of debt issuance costs and interest rate swap gains and losses associated with the debt purchased. In addition, we incurred $5.3 million in charges related to the spin-off of Chaparral in July 2005.

Income Taxes

Federal income taxes for the interim periods ended August 31, 2006 and 2005 have been included in the accompanying financial statements on the basis of an estimated annual rate for continuing operations. The estimated annualized rate for continuing operations does not include the tax impact of the loss on debt retirements and Chaparral spin-off charges. The estimated annualized rate for continuing operations excluding these charges is 32.0% for 2006 compared to 29.4% for 2005. The estimated effective rate for discontinued operations is 35% for 2005, and reflects Chaparral’s allocable share of such tax as prescribed in our tax sharing agreement with Chaparral.

Income from Discontinued Operations—Net of Income Taxes

As a result of the spin-off of Chaparral, the operating results of our steel segment, including the allocation of certain corporate expenses, have been presented as discontinued operations. The three-month period ended August 31, 2005 includes steel operations through the July 29, 2005 spin-off date.

LIQUIDITY AND CAPITAL RESOURCES

In addition to cash and cash equivalents of $66.3 million at August 31, 2006, our sources of liquidity include cash from operations, proceeds from sales of our short-term investments, borrowings available under our $200 million senior secured revolving credit facility and distributions available from our investments in life insurance contracts.

Short-term Investments. Our short-term investments, totaling $39.1million at August 31, 2006, consist of investment grade auction rate securities with an active resale market to ensure liquidity and the ability to be readily converted into cash. These securities are expected to be sold within one year to fund current operations, or satisfy other cash requirements as needed.

Senior Secured Revolving Credit Facility. We have available a $200 million senior secured revolving credit facility expiring in July 2010. It includes a $50 million sub-limit for letters of credit. Any outstanding letters of credit are deducted from the borrowing availability under the facility. At August 31, 2006, $27.3 million of the facility was utilized to support letters of credit. Amounts drawn under the facility bear interest either at the LIBOR rate plus a margin of 1% to 2%, or at a base rate (which is the higher of the federal funds rate plus 0.5% and the prime rate) plus a margin of up to 1%. The interest rate margins are subject to adjustments based on our leverage ratio.

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

Investments in Life Insurance Contracts. In connection with certain of our benefit plans, we have purchased life insurance contracts having a total cash surrender value of $100.1 million as of August 31, 2006. During fiscal year 2005 we repaid previous distributions received from our investments in life insurance contracts in the amount of $51.2 million. Approximately $50 million of these funds are available for redistribution at our election.

Capital Expenditure Commitments. During fiscal year 2006, we commenced construction on a project to expand and modernize our Oro Grande, California cement plant. We plan to expand the Oro Grande plant to approximately 2.3 million tons of advanced dry process cement production capacity annually, and retire the 1.3 million tons of existing, but less efficient, production after the new plant is commissioned. We expect the Oro Grande project will take at least two years to construct and will cost approximately $358 million excluding capitalized interest related to the project. We expect our capital expenditures for fiscal year 2007, including those related to the expansion and modernization of our Oro Grande cement plant, to be approximately $280 million.

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

Cash Flows

Net cash provided by continuing operating activities for the three-month period ended August 31, 2006 was $36.1 million compared to $14.4 million for the prior year period. The increase resulted primarily from increased net income and changes in working capital items. Accounts receivable increased $6.2 million primarily as a result of higher selling prices. Accounts payable and accrued expenses decreased $2.8 million primarily as a result of interest and incentive compensation payments, offset in part by higher income tax accruals.

Net cash used by continuing investing activities for the three-month period ended August 31, 2006 was $53.7 million compared to $8.9 million for the prior year period. Capital expenditures incurred in connection with the expansion and modernization of our Oro Grande, California cement plant were $47.7 million, up $44.1 million from the prior year period. Capital expenditures for normal replacement and technological upgrades of existing equipment and acquisitions to sustain our existing operations were $16.4 million, up $9.7 million from the prior year period. In the current period, we decreased our investment in auction rate securities by $11.5 million.

Net cash used by continuing financing activities for the three-month period ended August 31, 2006 was $200,000 compared to $450.9 million for the prior year period. In the prior year period we purchased $600 million aggregate principal amount of our 10.25% senior notes, paying $96.0 million in premiums and consent payments plus transaction costs. To fund the purchase we issued $250 million aggregate principal amount of our new 7.25% senior notes and incurred $7.1 million in debt issuance costs, received a cash dividend of $341.1 million from Chaparral and used $112.0 million of cash and cash equivalents on hand.

Net cash provided by discontinued operations was $331.4 million for the three-month period ended August 31, 2005. In connection with our refinancing and spin-off transactions, Chaparral issued $300 million aggregate principal amount of senior notes and borrowed $50 million under its new $150 million credit facility. The net proceeds were used to pay us a dividend of $341.1 million.

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

Critical Accounting Policies

The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Changes in the facts and circumstances could have a significant impact on the resulting financial statements. The critical accounting policies that affect the more complex judgments and estimates are described in our Annual Report on Form 10-K for the year ended May 31, 2006.

New Accounting Standards.

Stock-based Compensation. Effective June 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” utilizing the modified prospective transition method. Under this transition method, we account for awards granted prior to adoption, but for which the vesting period is not complete on a prospective basis, with expense being recognized in our statement of operations based on the grant date fair value estimated in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” We use the Black-Scholes option-pricing model to determine the fair value of stock options granted as of the date of grant. We use the average stock price on the date of grant to determine the fair value of restricted stock awards granted. The impact of recognizing compensation expense related to stock options using the fair value recognition provisions of SFAS No. 123R for the three-month period ended August 31, 2006 was $600,000 (net of tax benefit of $100,000) or $.02 per basic and diluted share. The results for periods prior to June 1, 2006 have not been restated.

SFAS No. 123R also requires that the benefits associated with tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as previously required. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts can not be estimated, because they depend on, among other things, when employees exercise stock options. For the three-month period ended August 31, 2006 excess tax benefits recognized in financing cash flows were $900,000.

Inventory Costs. On June 1, 2006, we adopted SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The adoption of this standard did not have an effect on our consolidated financial position or results of operations.

Accounting for Mining Stripping Costs. On June 1, 2006, we adopted, Emerging Issues Task Force Issue 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry,” which requires that stripping costs incurred during the production phase of the mine be included in the costs of the inventory produced during the period that the stripping costs are incurred. As of May 31, 2006, the balance of our capitalized post-production stripping costs was $7.9 million. In accordance with the transition provision of EITF 04-6, we wrote off these deferred costs, effective June 1, 2006, and recorded a charge to retained earnings of $4.9 million, net of tax benefits of $3.0 million. We will now recognize the costs of all post-production stripping activity as a cost of the inventory produced during the period the stripping costs are incurred. Although dependent in part on the future level of post-production stripping activity which varies from period to period, we do not expect that EITF 04-6 will have a material impact on our financial position or results of operations for periods following adoption.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Certain statements contained in this quarterly report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the impact of competitive pressures and changing economic and financial conditions on our business, the level of construction activity in our markets, abnormal periods of inclement weather, unexpected periods of equipment downtime, changes in the cost of raw materials, fuel and energy, the impact of environmental laws and other regulations, and the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended May 31, 2006.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the three-month period ended August 31, 2006 we implemented new general ledger and fixed asset systems. We expect these systems to improve our control environment by automating and standardizing manual processes. There were no other significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities. We did not purchase any of our Common Stock on the open market during the three-month period ended August 31, 2006. However, we repurchased shares of our Common Stock in connection with so-called “stock swap exercises” of employee stock options in which shares are surrendered or deemed surrendered to us to pay the exercise price or to satisfy tax withholding obligations. The following table presents information with respect to such repurchases.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 1, 2006 - June 30, 2006	—	$—	N/A	N/A
July 1, 2006 - July 31, 2006	605	53.40	N/A	N/A
August 1, 2006 - August 31, 2006	—	—	N/A	N/A

Total	605	$53.40	N/A	N/A

Item 6.	Exhibits

The following exhibits are included herein:

(12.1)	Computation of Ratios of Earnings to Fixed Charges

(15.1)	Letter re: Unaudited Interim Financial Information

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32.1)	Section 1350 Certification of Chief Executive Officer

(32.2)	Section 1350 Certification of Chief Financial Officer

The remaining exhibits have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS INDUSTRIES, INC.

September 29, 2006	/s/ Richard M. Fowler
Richard M. Fowler
Executive Vice President - Finance and Chief Financial Officer (Principal Financial Officer)

September 29, 2006	/s/ James R. McCraw
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