Form 10-Q
period 2006-11-30
TEXAS INDUSTRIES INC
filed 2007-01-05
CIK 97472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

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

    Yes  ☐    No  ☒

There were 24,036,044 shares of the Registrant’s Common Stock, $1.00 par value, outstanding as of January 2, 2007.

INDEX

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

In thousands	Unaudited November 30, 2006	May 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$83,648	$84,139
Short-term investments	10,012	50,606
Receivables – net	129,517	132,849
Inventories	100,929	102,052
Deferred income taxes and prepaid expenses	15,475	33,599

TOTAL CURRENT ASSETS	339,581	403,245
OTHER ASSETS
Goodwill	58,395	58,395
Real estate and investments	131,513	125,913
Deferred charges and intangibles	22,271	22,706

	212,179	207,014
PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	129,993	128,056
Buildings	41,839	42,069
Machinery and equipment	699,909	688,255
Construction in progress	226,393	95,094

	1,098,134	953,474
Less depreciation and depletion	503,070	483,163

	595,064	470,311

	$1,146,824	$1,080,570

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$75,557	$63,581
Accrued interest, wages and other items	54,371	55,059
Current portion of long-term debt	1,475	681

TOTAL CURRENT LIABILITIES	131,403	119,321
LONG-TERM DEBT	250,358	251,505
CONVERTIBLE SUBORDINATED DEBENTURES	159,655	159,725
DEFERRED INCOME TAXES AND OTHER CREDITS	78,186	76,955
SHAREHOLDERS’ EQUITY
Common stock, $1 par value	25,864	25,863
Additional paid-in capital	336,809	334,054
Retained earnings	218,715	169,696
Cost of common stock in treasury	(49,710)	(52,093)
Pension liability adjustment	(4,456)	(4,456)

	527,222	473,064

	$1,146,824	$1,080,570

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Three months ended November 30,		Six months ended November 30,
In thousands except per share	2006	2005	2006	2005
NET SALES	$245,832	$220,764	$517,484	$462,648
Cost of products sold	194,057	197,935	399,395	392,156

GROSS PROFIT	51,775	22,829	118,089	70,492
Selling, general and administrative	30,147	14,832	51,205	38,060
Interest	4,643	7,851	10,185	17,115
Loss on debt retirements and spin-off charges	—	107	—	112,391
Other income	(24,800)	(8,161)	(28,351)	(12,302)

	9,990	14,629	33,039	155,264

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	41,785	8,200	85,050	(84,772)
Income taxes (benefit)	13,133	2,006	26,967	(30,942)

INCOME (LOSS) FROM CONTINUING OPERATIONS	28,652	6,194	58,083	(53,830)
Income from discontinued operations – net of income taxes	—	—	—	8,691

NET INCOME (LOSS)	$28,652	$6,194	$58,083	$(45,139)

Basic earnings (loss) per share
Income (loss) from continuing operations	$1.19	$.27	$2.42	$(2.35)
Income from discontinued operations	—	—	—	.38

Net income (loss)	$1.19	$.27	$2.42	$(1.97)

Diluted earnings (loss) per share
Income (loss) from continuing operations	$1.09	$.26	$2.21	$(2.35)
Income from discontinued operations	—	—	—	.38

Net income (loss)	$1.09	$.26	$2.21	$(1.97)

Average shares outstanding
Basic	24,001	23,020	23,980	22,921
Diluted	27,602	23,671	27,558	22,921

Cash dividends per share	$.075	$.075	$.15	$.15

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Six months ended November 30,
In thousands	2006	2005
OPERATING ACTIVITIES
Net income (loss)	$58,083	$(45,139)
Adjustments to reconcile net income (loss) to cash provided by continuing operating activities
Income from discontinued operations	—	(8,691)
Loss on debt retirements	—	107,006
Gain on asset disposals	(539)	(6,405)
Depreciation, depletion and amortization	22,284	22,319
Deferred income taxes (benefit)	8,511	(31,328)
Stock-based compensation expense	6,267	3,795
Excess tax benefits from stock-based compensation	(1,563)	—
Other – net	(2,724)	(1,025)
Changes in operating assets and liabilities
Receivables – net	2,816	11,957
Inventories	1,562	(7,695)
Prepaid expenses	2,365	(1,161)
Accounts payable and accrued liabilities	13,556	5,089

Cash provided by continuing operating activities	110,618	48,722
Cash used by discontinued operating activities	—	(7,114)

Net cash provided by operating activities	110,618	41,608
INVESTING ACTIVITIES
Capital expenditures – expansions	(106,177)	(12,019)
Capital expenditures – other	(41,279)	(17,884)
Proceeds from asset disposals	775	10,429
Purchases of short-term investments	(8,500)	(24,527)
Sales of short-term investments	49,000	—
Investments in life insurance contracts	(4,274)	(2,749)
Other – net	(105)	237

Cash used by continuing investing activities	(110,560)	(46,513)
Cash used by discontinued investing activities	--	(2,757)

Net cash used by investing activities	(110,560)	(49,270)
FINANCING ACTIVITIES
Long-term borrowings	—	250,000
Debt retirements	(355)	(600,351)
Debt issuance costs	—	(7,298)
Debt retirement costs	—	(96,029)
Stock option exercises	1,843	5,880
Excess tax benefits from stock-based compensation	1,563	—
Common dividends paid	(3,600)	(3,440)

Cash used by continuing financing activities	(549)	(451,238)
Cash provided by discontinued financing activities	—	340,587

Net cash used by financing activities	(549)	(110,651)

Decrease in cash and cash equivalents	(491)	(118,313)
Cash and cash equivalents at beginning of period	84,139	251,600

Cash and cash equivalents at end of period	$83,648	$133,287

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended November 30, 2006, are not necessarily indicative of the results that may be expected for the year ended May 31, 2007. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Texas Industries, Inc. for the year ended May 31, 2006. When used in these notes the terms “Company,” “we,” “us” or “our” mean Texas Industries, Inc. and subsidiaries unless the context indicates otherwise.

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

Short-Term Investments. Our short-term investments consist of investment grade auction rate securities with an active resale market to ensure liquidity and the ability to be readily converted into cash to fund current operations, or satisfy other cash requirements as needed. These securities have legal maturities ranging from 24 to 37 years, but have their interest rates reset at predetermined intervals, typically less than 30 days, through an auction process. These securities are expected to be sold within one year, regardless of their legal maturity date. Accordingly, these securities have been classified as available-for-sale and as current assets in the consolidated balance sheets. The auction rate securities are stated at cost plus accrued interest which approximates fair value. Net unrealized gains and losses, net of deferred taxes, are not significant due to the short duration between interest rate reset dates. Purchase and sale activity of short-term investments is presented as cash flows from investing activities in the consolidated statements of cash flows.

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

Goodwill. Management tests goodwill for impairment at least annually by reporting unit. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future prices for our products, capital needs, economic trends and other factors. Goodwill having a carrying value of $58.4 million at November 30, 2006 and May 31, 2006 resulted from the acquisition of Riverside Cement Company and is identified with our California cement operations. The fair value of the reporting unit exceeds its carrying value.

Real Estate and Investments. Surplus real estate and real estate acquired for development of high quality industrial, office or multi-use parks totaled $6.5 million at November 30, 2006 and $7.3 million at May 31, 2006.

Investments are composed primarily of life insurance contracts purchased in connection with certain of our benefit plans. The contracts, recorded at their net cash surrender value, totaled $102.9 million (net of distributions of $1.3 million) at November 30, 2006 and $96.3 million (net of distributions of $1.3 million) at May 31, 2006.

Investments also include $22.0 million at November 30, 2006 and May 31, 2006, representing the long-term portion of a note received in connection with the sale of land associated with our expanded shale and clay operations in south Texas. On November 30, 2006, the maturity date of the note was extended to May 31, 2008.

Deferred Charges and Intangibles. Deferred charges are composed primarily of debt issuance costs that totaled $9.7 million at November 30, 2006 and $10.3 million at May 31, 2006. The costs are amortized over the term of the related debt.

Intangibles are composed of non-compete agreements and other intangibles with finite lives being amortized on a straight-line basis over periods of 7 to 15 years. Their carrying value, adjusted for write-offs, totaled $1.3 million (net of accumulated amortization of $3.1 million) at November 30, 2006 and $1.4 million (net of accumulated amortization of $3.0 million) at May 31, 2006. Amortization expense incurred was $100,000 in the six-month period ended November 30, 2006 and $200,000 in the six-month period ended November 30, 2005. Estimated amortization expense for the five succeeding years is approximately $300,000 for 2007 through 2010 and $200,000 for 2011.

Other Credits. Other credits totaled $58.3 million at November 30, 2006 and $55.3 million at May 31, 2006, and are composed primarily of liabilities related to our retirement plans, deferred compensation agreements and asset retirement obligations.

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

Changes in asset retirement obligations are as follows:

	Six months ended November 30,
In thousands	2006	2005
Balance at beginning of period	$4,346	$4,655
Additions	63	5
Accretion expense	189	166
Settlements	(363)	(399)

Balance at end of period	$4,235	$4,427

Pension Liability Adjustment. The pension liability adjustment to shareholders’ equity totaled $4.5 million (net of tax of $2.5 million) at November 30, 2006 and May 31, 2006. The adjustment relates to a defined benefit retirement plan covering approximately 600 employees and retirees of our California cement subsidiary. Comprehensive income or loss consists of net income or loss and the pension liability adjustment to shareholders’ equity. Comprehensive income (loss) was the same as net income (loss) for the three-month and six-month periods ended November 30, 2006 and 2005.

Net Sales. Sales are recognized when title has transferred and products are delivered. We include delivery fees in the amount we bill customers to the extent needed to recover our cost of freight and delivery. Net sales are presented as revenues including these delivery fees.

Other Income. The governments of the U.S. and Mexico entered into the U.S.-Mexico Agreement on Cement, which settled the 16-year dispute over the U.S. antidumping duty order on imports from Mexico. Pursuant to that agreement and a related agreement among the importers of cement from Mexico and certain producers in the U.S., including us, 50% of the cash deposits of estimated antidumping duties collected from importers of Mexican cement were distributed to the U.S. producers. Other income in the three-month and six-month periods ended November 30, 2006 includes $19.8 million, which represents substantially all of the distributions to which we are entitled pursuant to these agreements.

Other income in the three-month and six-month periods ended November 2005 includes a gain of $3.7 million resulting from the sale of certain investment assets.

Routine sales of surplus operating assets and real estate resulted in gains of $2.2 million and $2.4 million in the three-month periods ended November 30, 2006 and 2005, respectively, and $2.7 million and $4.6 million in the six-month periods ended November 30, 2006 and 2005, respectively. Interest income totaled $1.9 million and $1.4 million in the three-month periods ended November 30, 2006 and 2005 respectively, and $4.0 million and $2.9 million in the six-month periods ended November 30, 2006 and 2005, respectively.

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

Basic and Diluted EPS are calculated as follows:

	Three-months ended November 30,		Six-months ended November 30,
In thousands except per share	2006	2005	2006	2005
Basic earnings (loss)
Income (loss) from continuing operations	$28,652	$6,194	$58,083	$(53,830)
Income from discontinued operations	—	—	—	8,691
Unvested restricted share participation	(9)	—	(19)	—

Basic income (loss)	$28,643	$6,194	$58,064	$(45,139)

Diluted earnings (loss)
Income (loss) from continuing operations	$28,652	$6,194	$58,083	$(53,830)
Interest on convertible subordinated debentures – net of tax	1,427	—	2,854	—
Unvested restricted share participation	(9)	—	(19)	—

Diluted income (loss) from continuing operations	30,070	6,194	60,918	(53,830)
Income from discontinued operations	—	—	—	8,691

Diluted income (loss)	$30,070	$6,194	$60,918	$(45,139)

Shares
Weighted-average shares outstanding	24,002	22,992	23,982	22,891
Contingently issuable shares	6	28	6	30
Unvested restricted shares	(7)	—	(8)	—

Basic weighted-average shares	24,001	23,020	23,980	22,921
Convertible subordinated debentures	3,112	—	3,112	—
Stock option, restricted share and award dilution	489	651	466	—

Diluted weighted-average shares*	27,602	23,671	27,558	22,921

Basic earnings (loss) per share
Income (loss) from continuing operations	$1.19	$.27	$2.42	$(2.35)
Income from discontinued operations	—	—	—	.38

Net income (loss)	$1.19	$.27	$2.42	$(1.97)

Diluted earnings (loss) per share
Income (loss) from continuing operations	$1.09	$.26	$2.21	$(2.35)
Income from discontinued operations	—	—	—	.38

Net income (loss)	$1.09	$.26	$2.21	$(1.97)

* Shares excluded due to antidilutive effect
Convertible subordinated debentures	—	3,897	—	3,897
Stock options, restricted stock and awards	—	—	110	790

Stock-based Compensation. Effective June 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” utilizing the modified prospective transition method. Under this transition method, we account for awards granted prior to adoption, but for which the vesting period is not complete, on a prospective basis with expense being recognized in our statement of operations based on the grant date fair value estimated in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” We use the Black-Scholes option-pricing model to determine the fair value of stock options granted as of the date of grant. We use the average stock price on the date of grant to determine the fair value of restricted stock awards granted. The impact of recognizing compensation expense related to stock options using the fair value recognition provisions of SFAS No. 123R for the three-month period ended November 30, 2006 was $600,000 (net of tax benefit of $100,000) or $.03 per basic share and $.02 per diluted share, and for the six-month period ended November 30, 2006 was $1.3 million (net of tax benefit of $200,000) or $.05 per basic share and $.05 per diluted share. The results for periods prior to June 1, 2006 have not been restated.

SFAS No. 123R also requires that the benefits associated with tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as previously required. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts can not be estimated, because they depend on, among other things, when employees exercise stock options. For the six-month period ended November 30, 2006 excess tax benefits recognized in financing cash flows were $1.6 million.

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

In accordance with SFAS No. 123, we disclosed the compensation cost related to our stock options based on the estimated fair value at the date of grant. All options were granted with graded vesting valued as single awards and the compensation cost recognized using a straight-line attribution method over the shorter of the vesting period or required service period with forfeitures recognized as they occurred. The fair value of each option grant was estimated on the date of grant for purposes of the pro forma disclosures using the Black-Scholes option-pricing model. No options were granted during the six-month period ended November 30, 2005.

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

If we had applied the fair value recognition provision of SFAS No. 123, our net income (loss) and earnings (loss) per share would have been adjusted to the following pro forma amounts for the three-month and six-month periods ended November 30, 2005.

	Three-months ended November 30,	Six-months ended November 30,
In thousands except per share	2005	2005
Net income (loss)
As reported	$6,194	$(45,139)
Plus: stock-based compensation included in the determination of net income (loss) as reported, net of tax	(597)	2,467
Less: fair value of stock-based compensation, net of tax	198	(2,030)

Pro forma	$5,795	$(44,702)

Basic earnings (loss) per share
As reported	$.27	$(1.97)
Pro forma	.25	(1.95)
Diluted earnings (loss) per share
As reported	$.26	$(1.97)
Pro forma	.24	(1.95)

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

A summary of option transactions for the six-month period ended November 30, 2006, follows:

	Shares Under Option	Weighted-Average Option Price
Outstanding at May 31, 2006	1,583,093	$29.48
Exercised	(84,901)	22.09
Canceled	(5,534)	38.18

Outstanding at November 30, 2006	1,492,658	$29.87

Exercisable at November 30, 2006	800,320	$25.52

The following table summarizes information about stock options outstanding as of November 30, 2006.

	Range of Exercise Prices
	$16.04 -$27.85	$31.15 -$38.34	$45.86 -$51.71
Options outstanding
Shares outstanding	831,141	263,362	398,155
Weighted-average remaining life in years	5.20	2.48	8.68
Weighted-average exercise price	$19.36	$33.99	$49.09
Options exercisable
Shares exercisable	516,568	251,363	32,389
Weighted-average exercise price	$20.21	$33.82	$45.87

Outstanding options expire on various dates to January 18, 2016. We have reserved 2,057,761 shares for future awards under the 2004 Plan.

As of November 30, 2006, the aggregate intrinsic value (the difference in the closing market price of our common stock of $68.25 and the exercise price to be paid by the optionee) of stock options outstanding was $57.3 million. The aggregate intrinsic value of exercisable stock options at that date was $34.2 million. During the three-month and six-month periods ended November 30, 2006, the total intrinsic value of options exercised (the difference in the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) was $1.9 million and $2.8 million, respectively.

As of November 30, 2006, outstanding stock appreciation rights totaled 158,645 shares, deferred compensation agreements payable in cash totaled 98,245 shares, deferred compensation agreements payable in common stock totaled 4,250 shares and stock awards totaled 9,514 shares.

As of November 30, 2006, $8.6 million of total unrecognized compensation cost related to stock options, stock appreciation rights contracts, restricted stock grants and stock awards is expected to be recognized. We currently expect to recognize approximately $3.7 million of this stock-based compensation expense in 2007, $2.3 million in 2008, $1.5 million in 2009, $900,000 in 2010, $100,000 in 2011 and an aggregate of $100,000 thereafter.

Total charges (credits) for stock-based compensation were $5.7 million and $(900,000) in the three-month periods ended November 30, 2006 and 2005, respectively, and $6.3 million and $3.8 million in the six-month periods ended November 30, 2006 and 2005, respectively.

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

Accounting for Income Taxes. In July 2006, the Financial Accounting Standards Board issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes,” which will be effective for our Company beginning June 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are currently evaluating the impact this interpretation will have on our consolidated financial statements.

WORKING CAPITAL

Working capital totaled $208.2 million at November 30, 2006, compared to $283.9 million at May 31, 2006.

Receivables consist of:

In thousands	November 30, 2006	May 31, 2006
Accounts receivable	$118,520	$122,131
Notes receivable	655	1,170
Interest receivables	798	4
Tax refund claims	9,544	9,544

	$129,517	$132,849

Accounts receivable are presented net of allowances for doubtful receivables of $1.8 million at November 30, 2006 and $1.6 million at May 31, 2006. Provisions for bad debts charged to expense were $300,000 in each of the six-month periods ended November 30, 2006 and 2005. Uncollectible accounts written off amounted to $100,000 and $200,000 in the six-month periods ended November 30, 2006 and 2005, respectively. Notes receivable relate to routine sales of surplus operating assets and real estate.

Inventories consist of:

In thousands	November 30, 2006	May 31, 2006
Finished products	$10,019	$10,341
Work in process	39,520	42,384
Raw materials	14,985	13,881

Total inventories at LIFO cost	64,524	66,606
Parts and supplies	36,405	35,446

Total inventories	$100,929	$102,052

Inventories are stated at cost (not in excess of market) with finished products, work in process and raw material inventories using the last-in, first-out (“LIFO”) method and parts and supplies inventories using the average cost method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and are subject to the final year-end LIFO inventory valuation. If the average cost method (which approximates current replacement cost) had been used for all of these inventories, inventory values would have been higher by $27.0 million at November 30, 2006 and $26.8 million at May 31, 2006.

Accrued interest, wages and other items consist of:

In thousands	November 30, 2006	May 31, 2006
Interest	$8,509	$8,531
Employee compensation	26,302	33,422
Income taxes	1,775	2,113
Property taxes and other	17,785	10,993

	$54,371	$55,059

LONG-TERM DEBT

Long-term debt consists of:

In thousands	November 30, 2006	May 31, 2006
Senior secured revolving credit facility expiring in 2010	$—	$—
Senior notes due 2013, interest rate 7.25%	250,000	250,000
Pollution control bonds due through 2007, interest rate 6.19% (75% of prime)	1,475	1,815
Other	358	371

	251,833	252,186
Less current maturities	1,475	681

	$250,358	$251,505

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

Senior Secured Revolving Credit Facility. The senior secured revolving credit facility expires in July 2010 and provides up to $200 million of available borrowings. It includes a $50 million sub-limit for letters of credit. Any outstanding letters of credit are deducted from the borrowing availability under the facility. At November 30, 2006, $27.0 million of the facility was utilized to support letters of credit. Amounts drawn under the facility bear interest either at the LIBOR rate plus a margin of 1% to 2%, or at a base rate (which is the higher of the federal funds rate plus 0.5% and the prime rate) plus a margin of up to 1%. The interest rate margins are subject to adjustments based on our leverage ratio. Commitment fees are payable currently at an annual rate of 0.25% on the unused portion of the facility. We may terminate the facility at any time.

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

The credit facility contains covenants restricting, among other things, prepayment or redemption of our senior notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. We are required to comply with certain financial tests and to maintain certain financial ratios, such as leverage and interest coverage ratios. At November 30, 2006, we were in compliance with all of our loan covenants.

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

Other. Maturities of long-term debt for each of the five succeeding years are $1.5 million for 2007 and none for 2008 through 2011. The total amount of interest paid was $14.0 million and $40.3 million during the six-month periods ended November 30, 2006 and 2005, respectively. Interest capitalized was $4.4 million during the six-month period ended November 30, 2006. No interest was capitalized during the six-month period ended November 30, 2005.

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

The Debentures are redeemable for cash, at par, plus accrued and unpaid interest, under certain circumstances relating to federal income tax matters, or in whole or in part at our option. Upon any redemption of the Debentures, a like aggregate liquidation amount of Preferred Securities will be redeemed. Debentures are convertible at any time prior to the close of business on June 30, 2028, at the option of the holder of the Preferred Securities into shares of our common stock. On July 29, 2005, due to the spin-off of Chaparral the conversion rate was adjusted as provided in the Amended and Restated Trust Agreement of the Trust from .72218 shares to .97468 shares of the our common stock for each Preferred Security. At November 30, 2006, 3,193,104 Preferred Securities representing an undivided beneficial interest in $159.7 million principal amount of Debentures were outstanding.

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

SHAREHOLDERS’ EQUITY

Common stock consists of:

In thousands	November 30, 2006	May 31, 2006
Shares authorized	40,000	40,000
Shares outstanding	24,031	23,945
Shares held in treasury	1,833	1,918
Shares reserved for stock options and other	3,564	3,652

There are authorized 100,000 shares of Cumulative Preferred Stock, no par value, of which 20,000 shares are designated $5 Cumulative Preferred Stock (Voting), redeemable at $105 per share and entitled to $100 per share upon dissolution. An additional 40,000 shares are designated Series B Junior Participating Preferred Stock. The Series B Preferred Stock is not redeemable and ranks, with respect to the payment of dividends and the distribution of assets, junior to (i) all other series of the Preferred Stock unless the terms of any other series shall provide otherwise and (ii) the $5 Cumulative Preferred Stock. No shares of Cumulative Preferred Stock or Series B Junior Participating Preferred Stock were outstanding as of November 30, 2006. Pursuant to a Rights Agreement, in November 2006, we distributed a dividend of one preferred share purchase right for each outstanding share of our Common Stock. Each right entitles the holder to purchase from us one one-thousandth of a share of the Series B Junior Participating Preferred Stock at a price of $300, subject to adjustment. The rights will expire on November 1, 2016 unless the date is extended or the rights are earlier redeemed or exchanged by us pursuant to the Rights Agreement.

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

INCOME TAXES

Federal income taxes for the interim periods ended November 30, 2006 and 2005, have been included in the accompanying financial statements on the basis of an estimated annual rate for continuing operations. The estimated annualized rate for continuing operations does not include the tax impact of the loss on debt retirements and Chaparral spin-off charges. The estimated annualized rate for continuing operations excluding these charges is 31.7% for 2006 compared to 27.8% for 2005. The estimated effective rate for discontinued operations was 35% for 2005, and reflects Chaparral’s allocable share of such tax as prescribed in the tax sharing agreement between us and Chaparral. We made income tax payments of $17.0 million and $3.4 million during the six-month periods ended November 30, 2006 and 2005, respectively, and received income tax refunds of $300,000 during the six-month period ended November 30, 2006.

RETIREMENT PLANS

Riverside Defined Benefit Plans. Approximately 600 employees and retirees of our California cement subsidiary, Riverside Cement Company, are covered by a defined benefit pension plan and a postretirement health benefit plan. Unrecognized prior service costs and actuarial gains or losses for these plans are recognized in a systematic manner over the remaining service periods of active employees expected to receive benefits under these plans. The amount of the defined benefit pension plan and postretirement health benefit plan expense charged to costs and expenses for the three-month and six-month periods ended November 30, 2006 and 2005, was as follows:

	Pension Benefit		Health Benefit
In thousands	2006	2005	2006	2005
Three-months ended November 30
Service cost	$123	$143	$25	$26
Interest cost	681	624	92	87
Expected return on plan assets	(760)	(691)	—	—
Amortization of prior service cost	—	—	(211)	(211)
Amortization of net actuarial loss	106	263	149	184

	$150	$339	$55	$86

Six-months ended November 30
Service cost	$246	$286	$49	$53
Interest cost	1,362	1,248	184	173
Expected return on plan assets	(1,520)	(1,382)	—	—
Amortization of prior service cost	—	—	(422)	(422)
Amortization of net actuarial loss	213	527	299	369

	$301	$679	$110	$173

Financial Security Defined Benefit Plans. We have a series of financial security plans (“FSP”) that are non-qualified defined benefit plans providing retirement and death benefits to substantially all of our executive and key managerial employees. The plans are contributory but not funded.

The amount of FSP benefit expense charged to costs and expenses for the three-month and six-month periods ended November 30, 2006 and 2005, was as follows:

	FSP Benefit
In thousands	2006	2005
Three-months ended November 30
Service cost	$571	$488
Interest cost	441	418
Recognized actuarial loss	—	—
Participant contributions	(74)	(69)

	$938	$837

Six-months ended November 30
Service cost	$1,143	$975
Interest cost	881	836
Recognized actuarial loss	254	—
Participant contributions	(161)	(152)

	$2,117	$1,659

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

The following is a summary of assets used in each of our business segments.

In thousands	November 30, 2006	May 31, 2006
Identifiable assets
Cement	$607,301	$511,944
Aggregates	177,527	166,944
Consumer products	92,710	90,635
Corporate	269,286	311,047

Total assets	$1,146,824	$1,080,570

The following is a summary of operating results and certain other financial data for our business segments.

	Three-months ended November 30,		Six-months ended November 30,
In thousands	2006	2005	2006	2005
Net sales
Cement
Sales to external customers	$102,231	$94,111	$218,507	$192,844
Intersegment sales	20,539	17,417	41,953	34,886
Aggregates
Sales to external customers	57,401	47,264	124,315	106,641
Intersegment sales	8,478	7,503	17,459	15,769
Consumer products
Sales to external customers	86,200	79,389	174,662	163,163
Intersegment sales	1,029	4,031	2,112	7,775
Eliminations	(30,046)	(28,951)	(61,524)	(58,430)

Total net sales	$245,832	$220,764	$517,484	$462,648

Segment operating profit
Cement	$50,346	$12,699	$90,480	$39,040
Aggregates	6,832	3,252	19,414	11,159
Consumer products	2,623	1,359	6,264	5,595
Unallocated overhead and other income - net	(2,877)	(2,197)	(4,788)	(4,590)

Total segment operating profit	56,924	15,113	111,370	51,204
Corporate
Selling, general and administrative expense	(14,522)	(4,099)	(22,269)	(14,980)
Interest	(4,643)	(7,851)	(10,185)	(17,115)
Loss on debt retirements and spin-off charges	—	(107)	—	(112,391)
Other income	4,026	5,144	6,134	8,510

Income (loss) from continuing operations before income taxes	$41,785	$8,200	$85,050	$(84,772)

Depreciation, depletion and amortization
Cement	$5,671	$5,941	$11,386	$11,884
Aggregates	3,725	3,333	7,525	6,667
Consumer products	1,600	1,529	3,142	3,079
Corporate	116	331	231	689

Total depreciation, depletion and amortization	$11,112	$11,134	$22,284	$22,319

Capital expenditures
Cement	$66,034	$11,814	$116,389	$19,161
Aggregates	14,833	5,810	24,088	6,398
Consumer products	1,554	1,800	5,745	4,046
Corporate	917	158	1,234	298

Total capital expenditures	$83,338	$19,582	$147,456	$29,903

Net sales by product
Cement	$96,988	$88,027	$206,732	$180,632
Stone, sand and gravel	30,611	25,401	65,757	57,445
Ready-mix concrete	73,010	66,467	145,355	136,130
Other products	26,277	21,996	58,359	48,674
Delivery fees	18,946	18,873	41,281	39,767

Total net sales	$245,832	$220,764	$517,484	$462,648

All sales were made in the United States during the periods presented with no single customer representing more than 10 percent of sales.

Cement segment operating profit for the three-month and six-month periods ended November 30, 2006 includes $19.8 million representing distributions which we received pursuant to agreements that settled a 16-year dispute over the U.S. antidumping duty order on cement imports from Mexico.

Cement capital expenditures for the six-month periods ended November 30, 2006 and 2005 include $106.2 million and $12.0 million, respectively, incurred in connection with the expansion and modernization of our Oro Grande, California cement plant. Other capital expenditures incurred represent normal replacement and technological upgrades of existing equipment and acquisitions to sustain existing operations in each segment.

DISCONTINUED OPERATIONS

On July 29, 2005, we completed the spin-off of our steel segment in the form of a pro rata, tax-free dividend to our shareholders of one share of Chaparral Steel Company (“Chaparral”) common stock for each share of our common stock that was owned on July 20, 2005. Following the spin-off, Chaparral became an independent, public company. We have no further ownership interest in Chaparral or in any steel business, and Chaparral has no ownership interest in us. In addition, Chaparral is not a guarantor of any of our indebtedness nor are we a guarantor of any Chaparral indebtedness. The Company’s relationship with Chaparral is now governed by a separation and distribution agreement and the ancillary agreements described in that agreement. The terms of the agreements are more fully described in our note entitled “Legal Proceedings and Contingent Liabilities”. In accordance with the terms of these agreements, we recorded a charge to retained earnings of approximately $600,000 during the three-month period ended November 30, 2006.

We recorded a charge of approximately $107.0 million related to the early retirement of the 10.25% Senior Notes and old credit facility and incurred $5.4 million in spin-off related charges during the six-month period ended November 30, 2005.

Operations for the six-month period ended November 30, 2005 included discontinued operations through July 29, 2005, as summarized below:

Six-months ended November 30,
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

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating balance sheet at November 30, 2006
Cash and cash equivalents	$80,205	$3,443	$—	$—	$83,648
Short-term investments	10,012	—	—	—	10,012
Receivables – net	9,544	119,973	—	—	129,517
Intercompany receivables	2,340	67,509	—	(69,849)	—
Inventories	—	100,929	—	—	100,929
Deferred income taxes and prepaid expenses	6,750	8,725	—	—	15,475

Total current assets	108,851	300,579	—	(69,849)	339,581
Goodwill	—	58,395	—	—	58,395
Real estate and investments	102,853	28,660	—	—	131,513
Deferred charges and intangibles	16,080	6,191	—	—	22,271
Investment in subsidiaries	763,425	—	—	(763,425)	—
Long-term intercompany receivables	50,000	—	—	(50,000)	—
Property, plant and equipment – net	—	592,446	—	2,618	595,064

Total assets	$1,041,209	$986,271	$—	$(880,656)	$1,146,824

Accounts payable	$84	$75,473	$—	$—	$75,557
Intercompany payables	67,509	2,340	—	(69,849)	—
Accrued interest, wages and other items	14,608	39,763	—	—	54,371
Current portion of long-term debt	1,475	—	—	—	1,475

Total current liabilities	83,676	117,576	—	(69,849)	131,403
Long-term debt	250,358	—	—	—	250,358
Convertible subordinated debentures	159,655	—	—	—	159,655
Long-term intercompany payables	—	50,000	—	(50,000)	—
Deferred income taxes and other credits	20,298	57,888	—	—	78,186
Shareholders’ equity	527,222	760,807	—	(760,807)	527,222

Total liabilities and shareholders’ equity	$1,041,209	$986,271	$—	$(880,656)	$1,146,824

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating balance sheet at May 31, 2006
Cash and cash equivalents	$78,569	$5,570	$—	$—	$84,139
Short-term investments	50,606	—	—	—	50,606
Receivables – net	9,543	123,306	—	—	132,849
Intercompany receivables	585	93,160	—	(93,745)	—
Inventories	—	102,052	—	—	102,052
Deferred income taxes and prepaid expenses	6,234	27,365	—	—	33,599

Total current assets	145,537	351,453	—	(93,745)	403,245
Goodwill	—	58,395	—	—	58,395
Real estate and investments	96,347	29,566	—	—	125,913
Deferred charges and intangibles	16,790	5,916	—	—	22,706
Investment in subsidiaries	699,775	—	—	(699,775)	—
Long-term intercompany receivables	50,000	—	—	(50,000)	—
Property, plant and equipment – net	—	470,311	—	—	470,311

Total assets	$1,008,449	$915,641	$—	$(843,520)	$1,080,570

Accounts payable	$184	$63,397	$—	$—	$63,581
Intercompany payables	93,160	585	—	(93,745)	—
Accrued interest, wages and other items	14,102	40,957	—	—	55,059
Current portion of long-term debt	681	—	—	—	681

Total current liabilities	108,127	104,939	—	(93,745)	119,321
Long-term debt	251,505	—	—	—	251,505
Convertible subordinated debentures	159,725	—	—	—	159,725
Long-term intercompany payables	—	50,000	—	(50,000)	—
Deferred income taxes and other credits	16,028	60,927	—	—	76,955
Shareholders’ equity	473,064	699,775	—	(699,775)	473,064

Total liabilities and shareholders’ equity	$1,008,449	$915,641	$—	$(843,520)	$1,080,570

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating statement of operations for the three months ended November 30, 2006

Net sales	$—	$245,832	$—	$—	$245,832
Cost of products sold	—	194,057	—	—	194,057

Gross profit	—	51,775	—	—	51,775
Selling, general and administrative	4,040	26,107	—	—	30,147
Interest	5,502	14	—	(873)	4,643
Loss on debt retirements and spin-off charges	—	—	—	—	—
Other income	(1,492)	(23,308)	—	—	(24,800)
Intercompany other income	(873)	—	—	873	—

	7,177	2,813	—	—	9,990

Income (loss) before the following items	(7,177)	48,962	—	—	41,785
Income taxes (benefit)	(2,681)	15,814	—	—	13,133

	(4,496)	33,148	—	—	28,652
Income from discontinued operations – net of income taxes	—	—	—	—	—
Equity in earnings (loss) of subsidiaries	33,148	—	—	(33,148)	—

Net income (loss)	$28,652	$33,148	$—	$(33,148)	$28,652

Condensed consolidating statement of operations for the three months ended November 30, 2005

Net sales	$—	$220,764	$—	$—	$220,764
Cost of products sold	—	197,935	—	—	197,935

Gross profit	—	22,829	—	—	22,829
Selling, general and administrative	255	14,577	—	—	14,832
Interest	7,847	877	—	(873)	7,851
Loss on debt retirements and spin-off charges	107	—	—	—	107
Other income	(1,405)	(6,756)	—	—	(8,161)
Intercompany other income	(873)	—	—	873	—

	5,931	8,698	—	—	14,629

Income (loss) before the following items	(5,931)	14,131	—	—	8,200
Income taxes (benefit)	(2,041)	4,047	—	—	2,006

	(3,890)	10,084	—	—	6,194
Income from discontinued operations – net of income taxes	—	—	—	—	—
Equity in earnings (loss) of subsidiaries	10,084	—	—	(10,084)	—

Net income (loss)	$6,194	$10,084	$—	$(10,084)	$6,194

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating statement of operations for the six months ended November 30, 2006

Net sales	$—	$517,484	$—	$—	$517,484
Cost of products sold	—	399,395	—	—	399,395

Gross profit	—	118,089	—	—	118,089
Selling, general and administrative	5,542	45,663	—	—	51,205
Interest	11,914	26	—	(1,755)	10,185
Loss on debt retirements and spin-off charges	—	—	—	—	—
Other income	(3,168)	(25,183)	—	—	(28,351)
Intercompany other income	(1,755)	—	—	1,755	—

	12,533	20,506	—	—	33,039

Income (loss) before the following items	(12,533)	97,583	—	—	85,050
Income taxes (benefit)	(4,696)	31,663	—	—	26,967

	(7,837)	65,920	—	—	58,083
Income from discontinued operations – net of income taxes	—	—	—	—	—
Equity in earnings (loss) of subsidiaries	65,920	—	—	(65,920)	—

Net income (loss)	$58,083	$65,920	$—	$(65,920)	$58,083

Condensed consolidating statement of operations for the six months ended November 30, 2005

Net sales	$—	$462,648	$—	$—	$462,648
Cost of products sold	—	392,156	—	—	392,156

Gross profit	—	70,492	—	—	70,492
Selling, general and administrative	3,050	35,010	—	—	38,060
Interest	17,107	1,763	—	(1,755)	17,115
Loss on debt retirements and spin-off charges	112,391	—	—	—	112,391
Other income	(2,867)	(9,435)	—	—	(12,302)
Intercompany other income	(1,755)	—	—	1,755	—

	127,926	27,338	—	—	155,264

Income (loss) before the following items	(127,926)	43,154	—	—	(84,772)
Income taxes (benefit)	(44,892)	13,950	—	—	(30,942)

	(83,034)	29,204	—	—	(53,830)
Income from discontinued operations – net of income taxes	—	(176)	8,867	—	8,691
Equity in earnings (loss) of subsidiaries	37,895	—	—	(37,895)	—

Net income (loss)	$(45,139)	$29,028	$8,867	$(37,895)	$(45,139)

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating statement of cash flows for the six months ended November 30, 2006
Operating activities
Cash provided by continuing operating activities	$(34,041)	$144,659	$—	$—	$110,618
Cash used by discontinued operating activities	—	—	—	—	—

Net cash provided by operating activities	(34,041)	144,659	—	—	110,618
Investing activities
Capital expenditures – expansions	—	(106,177)	—	—	(106,177)
Capital expenditures – other	—	(41,279)	—	—	(41,279)
Proceeds from asset disposals	—	775	—	—	775
Purchases of short-term investments	(8,500)	—	—	—	(8,500)
Sales of short-term investments	49,000	—	—	—	49,000
Investments in life insurance contracts	(4,274)	—	—	—	(4,274)
Intercompany investing activities	—	—	—	—	—
Other – net	—	(105)	—	—	(105)

Cash used by continuing investing activities	36,226	(146,786)	—	—	(110,560)
Cash used by discontinued investing activities	—	—	—	—	—

Net cash used by investing activities	36,226	(146,786)	—	—	(110,560)
Financing activities
Long-term borrowings	—	—	—	—	—
Debt retirements	(355)	—	—	—	(355)
Debt issuance costs	—	—	—	—	—
Debt retirement costs	—	—	—	—	—
Stock option exercises	1,843	—	—	—	1,843
Excess tax benefits from stock-based compensation	1,563	—	—	—	1,563
Common dividends paid	(3,600)	—	—	—	(3,600)

Cash used by continuing financing activities	(549)	—	—	—	(549)
Cash provided by discontinued financing activities	—	—	—	—	—

Net cash used by financing activities	(549)	—	—	—	(549)

Decrease in cash and cash equivalents	1,636	(2,127)	—	—	(491)

Cash and cash equivalents at beginning of period	78,569	5,570	—	—	84,139

Cash and cash equivalents at end of period	$80,205	$3,443	$—	$—	$83,648

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating statement of cash flows for the six months ended November 30, 2005
Operating activities
Cash provided by continuing operating activities	$27,611	$10,688	$—	$10,423	$48,722
Cash used by discontinued operating activities	—	—	3,309	(10,423)	(7,114)

Net cash provided by operating activities	27,611	10,688	3,309	—	41,608
Investing activities
Capital expenditures – expansions	—	(12,019)	—	—	(12,019)
Capital expenditures – other	—	(17,884)	—	—	(17,884)
Proceeds from asset disposals	—	10,429	—	—	10,429
Purchases of short-term investments	(24,527)	—	—	—	(24,527)
Sales of short-term investments	—	—	—	—	—
Investments in life insurance contracts	(2,749)	—	—	—	(2,749)
Intercompany investing activities	341,139	—	—	(341,139)	—
Other – net	—	237	—	—	237

Cash used by continuing investing activities	313,863	(19,237)	—	(341,139)	(46,513)
Cash used by discontinued investing activities	—	—	(343,896)	341,139	(2,757)

Net cash used by investing activities	313,863	(19,237)	(343,896)	—	(49,270)
Financing activities
Long-term borrowings	250,000	—	—	—	250,000
Debt retirements	(600,351)	—	—	—	(600,351)
Debt issuance costs	(7,298)	—	—	—	(7,298)
Debt retirement costs	(96,029)	—	—	—	(96,029)
Stock option exercises	5,880	—	—	—	5,880
Excess tax benefits from stock-based compensation	—	—	—	—	—
Common dividends paid	(3,440)	—	—	—	(3,440)

Cash used by continuing financing activities	(451,238)	—	—	—	(451,238)
Cash provided by discontinued financing activities	—	—	340,587	—	340,587

Net cash used by financing activities	(451,238)	—	340,587	—	(110,651)

Decrease in cash and cash equivalents	(109,764)	(8,549)	—	—	(118,313)

Cash and cash equivalents at beginning of period	241,287	10,313	—	—	251,600

Cash and cash equivalents at end of period	$131,523	$1,764	$—	$—	$133,287

EXHIBIT A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Texas Industries, Inc.

We have reviewed the accompanying consolidated balance sheet of Texas Industries, Inc. and subsidiaries (the Company) as of November 30, 2006, and the related consolidated statements of operations for the three and six-month periods ended November 30, 2006 and 2005 and cash flows for the six-month periods ended November 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

/s/ Ernst & Young LLP

Dallas, Texas

January 4, 2007

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

The following table highlights certain of our operating information.

	Three-months ended November 30,		Six-months ended November 30,
In thousands except per unit	2006	2005	2006	2005
Sales
Cement	$117,528	$105,442	$248,685	$215,517
Stone, sand and gravel	38,066	34,830	80,789	76,723
Ready-mix concrete	73,142	66,536	145,584	136,289
Other products	28,196	24,034	62,669	52,782
Interplant	(30,046)	(28,951)	(61,524)	(58,430)
Delivery fees	18,946	18,873	41,281	39,767

Net Sales	$245,832	$220,764	$517,484	$462,648

Shipments
Cement (tons)	1,239	1,241	2,627	2,583
Stone, sand and gravel (tons)	5,573	5,954	12,034	13,267
Ready-mix concrete (cubic yards)	979	971	1,959	2,012
Prices
Cement ($/ton)	$94.85	$84.94	$94.66	$83.42
Stone, sand and gravel ($/ton)	6.83	5.85	6.71	5.78
Ready-mix concrete ($/cubic yard)	74.76	68.51	74.33	67.72
Cost of sales
Cement ($/ton)	$67.29	$72.25	$65.01	$65.89
Stone, sand and gravel ($/ton)	5.54	5.40	5.23	4.86
Ready-mix concrete ($/cubic yard)	70.04	67.57	70.08	65.47

Gross profit for the three-month period ended November 30, 2006 was $51.8 million, an increase of $28.9 million from the prior year period. Gross profit for the six-month period ended November 30, 2006 was $118.1 million, an increase of $47.6 million. The increases were primarily due to the result of improved product pricing and lower cement unit costs.

Sales. Net sales for the three-month period ended November 30, 2006 were $245.8 million, an increase of $25.1 million from the prior year period. Total cement sales increased $12.1 million on 12% higher average prices and comparable shipments. Total stone, sand and gravel sales increased $3.2 million on 17% higher average prices and 6% lower shipments. Total ready-mix concrete sales increased $6.6 million on 9% higher average prices and comparable volumes.

Net sales for the six-month period ended November 30, 2006 were $517.5 million, an increase of $54.8 million from the prior year period. Total cement sales increased $33.2 million on 13% higher average prices and 2% higher shipments. Total stone, sand and gravel sales increased $4.1 million on 16% higher average prices and 9% lower shipments. Total ready-mix concrete sales increased $9.3 million on 10% higher average prices and 3% lower volumes.

Stone, sand and gravel shipments were reduced in the current periods primarily due to the expiration of a low margin, large supply contract at the beginning of the current fiscal year and the insufficient availability of rail transportation in our north Texas market. Average prices for our major products have continued to improve. Market conditions have continued to support the current level of pricing.

Cost of Products Sold. Cost of products sold for the three-month period ended November 30, 2006 was $194.1 million, a decrease of $3.9 million from the prior year period. Cement unit costs decreased 7%. Stone, sand and gravel unit costs increased 3%. Ready-mix concrete unit costs increased 4%.

Cost of products sold for the six-month period ended November 30, 2006 was $399.4 million, an increase of $7.2 million from the prior year period. Cement unit costs decreased 1%. Stone, sand and gravel unit costs increased 8%. Ready-mix concrete unit costs increased 7%.

Overall energy costs declined from the prior year periods and contributed to lower cement unit costs. Stone, sand & gravel overall unit cost of sales increased primarily due to reduced shipments. Ready-mix concrete unit costs increased primarily due to the higher cost of cement and aggregate raw materials.

Selling, General and Administrative. Selling, general and administrative expense for the three-month period ended November 30, 2006 was $30.1 million, an increase of $15.3 million from the prior year period. Operating selling, general and administrative expense increased $4.9 million primarily due to $3.0 million higher incentive compensation expense. Corporate selling, general and administrative expense increased $10.4 million primarily due to $6.3 million higher stock-based compensation expense and $3.2 million higher incentive compensation expense.

Selling, general and administrative expense for the six-month period ended November 30, 2006 was $51.2 million, an increase of $13.1 million from the prior year period. Operating selling, general and administrative expense increased $5.8 million primarily due to $3.5 million higher incentive compensation expense. Corporate selling, general and administrative expense increased $7.3 million primarily due to $1.8 million higher stock-based compensation expense and $5.0 million higher incentive compensation expense.

Other Income. Other income for the three-month period ended November 30, 2006 was $24.8 million, an increase of $16.6 million from the prior year period. Other income for the six-month period ended November 30, 2006 was $28.4 million, an increase of $16.0 million from the prior year period. Other income in the current periods includes operating other income of $19.8 million representing distributions which we received pursuant to agreements that settled a 16-year dispute over the U.S. antidumping duty order on cement imports from Mexico. Other income in the prior year periods includes corporate other income of $3.7 million resulting from the sale of certain investment assets.

Interest Expense. Interest expense for the three-month period ended November 30, 2006 was $4.6 million, a decrease of $3.2 million from the prior year period. Interest expense for the six-month period ended November 30, 2006 was $10.2 million, a decrease of $6.9 million from the prior year period. Interest expense capitalized in conjunction with our Oro Grande, California cement plant expansion and modernization project reduced the amount of interest expense recognized by $2.6 million in the current three-month period and $4.4 million in the current six-month period. Total interest expense to be capitalized related to this project during the two year construction period is currently estimated at $25 million. Also contributing to lower interest expense in the current six-month period was our prior year debt refinancing in connection with the spin-off of Chaparral Steel Company.

Loss on Debt Retirements and Spin-off Charges. Loss on debt retirements and spin-off charges for the six-month period ended November 30, 2005 includes a loss of $107.0 million related to the early retirement of our 10.25% senior notes and old credit facility, consisting of $96.0 million in premiums and consent payments plus transaction costs and a write-off of $11.0 million of debt issuance costs and interest rate swap gains and losses associated with the debt purchased. In addition, we incurred $5.4 million in charges related to the spin-off of Chaparral in July 2005.

Income Taxes. Federal income taxes for the interim periods ended November 30, 2006 and 2005 have been included in the accompanying financial statements on the basis of an estimated annual rate for continuing operations. The estimated annualized rate for continuing operations does not include the tax impact of the loss on debt retirements and Chaparral spin-off charges. The estimated annualized rate for continuing operations excluding these charges is 31.7% for 2006 compared to 27.8% for 2005. The estimated effective rate for discontinued operations is 35% for 2005, and reflects Chaparral’s allocable share of such tax as prescribed in our tax sharing agreement with Chaparral.

Income from Discontinued Operations—Net of Income Taxes. As a result of the spin-off of Chaparral, the operating results of our steel segment, including the allocation of certain corporate expenses, have been presented as discontinued operations. The six-month period ended November 30, 2005 includes steel operations through the July 29, 2005 spin-off date.

LIQUIDITY AND CAPITAL RESOURCES

In addition to cash and cash equivalents of $83.6 million at November 30, 2006, our sources of liquidity include cash from operations, proceeds from sales of our short-term investments, borrowings available under our $200 million senior secured revolving credit facility and distributions available from our investments in life insurance contracts.

Short-term Investments. Our short-term investments, totaling $10.0 million at November 30, 2006, consist of investment grade auction rate securities with an active resale market to ensure liquidity and the ability to be readily converted into cash. These securities are expected to be sold within one year to fund current operations, or satisfy other cash requirements as needed.

Senior Secured Revolving Credit Facility. We have available a $200 million senior secured revolving credit facility expiring in July 2010. It includes a $50 million sub-limit for letters of credit. Any outstanding letters of credit are deducted from the borrowing availability under the facility. At November 30, 2006, $27.0 million of the facility was utilized to support letters of credit. Amounts drawn under the facility bear interest either at the LIBOR rate plus a margin of 1% to 2%, or at a base rate (which is the higher of the federal funds rate plus 0.5% and the prime rate) plus a margin of up to 1%. The interest rate margins are subject to adjustments based on our leverage ratio.

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

The credit facility contains covenants restricting, among other things, prepayment or redemption of our 7.25% senior notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. We are required to comply with certain financial tests and to maintain certain financial ratios, such as leverage and interest coverage ratios. We are in compliance with all of our loan covenants.

Investments in Life Insurance Contracts. In connection with certain of our benefit plans, we have purchased life insurance contracts having a total cash surrender value of $102.9 million as of November 30, 2006. During fiscal year 2005 we repaid previous distributions received from our investments in life insurance contracts in the amount of $51.2 million. Approximately $50 million of these funds are available for redistribution at our election.

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

Cash Flows

Net cash provided by continuing operating activities for the six-month period ended November 30, 2006 was $110.6 million compared to $48.7 million for the prior year period. The increase resulted primarily from higher net income and its related effects on deferred income taxes and changes in working capital items.

Net cash used by continuing investing activities for the six-month period ended November 30, 2006 was $110.6 million compared to $46.5 million for the prior year period. Capital expenditures incurred in connection with the expansion and modernization of our Oro Grande, California cement plant were $106.2 million, up $94.2 million from the prior year period. Capital expenditures for normal replacement and technological upgrades of existing equipment and acquisitions to sustain our existing operations were $41.3 million, up $23.4 million from the prior year period. In the current period, we decreased our investments in auction rate securities by $40.5 million.

Net cash used by continuing financing activities for the six-month period ended November 30, 2006 was $500,000 compared to $451.2 million for the prior year period. In the prior year period we purchased $600 million aggregate principal amount of our 10.25% senior notes, paying $96.0 million in premiums and consent payments plus transaction costs. To fund the purchase we issued $250 million aggregate principal amount of our 7.25% senior notes and incurred $7.3 million in debt issuance costs, received a cash dividend of $341.1 million from Chaparral and used $112.2 million of cash and cash equivalents on hand.

Net cash provided by discontinued operations was $330.7 million for the six-month period ended November 30, 2005. In connection with our refinancing and spin-off transactions, Chaparral issued $300 million aggregate principal amount of senior notes and borrowed $50 million under its new $150 million credit facility. The net proceeds were used to pay us a dividend of $341.1 million.

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

New Accounting Standards.

Stock-based Compensation. Effective June 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” utilizing the modified prospective transition method. Under this transition method, we account for awards granted prior to adoption, but for which the vesting period is not complete, on a prospective basis with expense being recognized in our statement of operations based on the grant date fair value estimated in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” We use the Black-Scholes option-pricing model to determine the fair value of stock options granted as of the date of grant. We use the average stock price on the date of grant to determine the fair value of restricted stock awards granted. The impact of recognizing compensation expense related to stock options using the fair value recognition provisions of SFAS No. 123R for the three-month period ended November 30, 2006 was $600,000 (net of tax benefit of $100,000) or $.03 per basic share and $.02 per diluted share, and for the six-month period ended November 30, 2006 was $1.3 million (net of tax benefit of $200,000) or $.05 per basic share and $.05 per diluted share. The results for periods prior to June 1, 2006 have not been restated.

SFAS No. 123R also requires that the benefits associated with tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as previously required. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts can not be estimated, because they depend on, among other things, when employees exercise stock options. For the six-month period ended November 30, 2006 excess tax benefits recognized in financing cash flows were $1.6 million.

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

Accounting for Income Taxes. In July 2006, the Financial Accounting Standards Board issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes,” which will be effective for our Company beginning June 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are currently evaluating the impact this interpretation will have on our consolidated financial statements.

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

During the three-month period ended November 30, 2006 we implemented a new payroll system. We expect this system to improve our control environment by automating and standardizing manual processes. There were no other significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

The following provides information concerning matters submitted to a vote at the Annual Meeting of Shareholders on October 17, 2006.

Proposal No. 1. Shareholders elected each of the following persons as a director of the Company for a term of office expiring at the Annual Meeting of Shareholders in 2009.

Name	Affirmative Votes	Negative Votes	Abstained or Non-voted
Gordon E. Forward	21,118,667	1,565,296	1,292,597
Keith W. Hughes	22,227,219	456,744	1,292,597
Henry H. Mauz, Jr.	22,217,700	466,263	1,292,597

Terms of office expire for the continuing directors Mel G. Brekhus and Robert D. Rogers in 2007 and for the continuing directors Robert Alpert, Sam Coats and Thomas R. Ransdell in 2008.

Proposal No. 2. Shareholders approved the Master Performance-Based Incentive Plan with 19,499,732 affirmative votes, 550,312 negative votes and 3,926,516 votes abstained or non-voted.

Proposal No. 3. Shareholders approved the selection of Ernst & Young LLP as independent auditors of the Company to audit its consolidated financial statements for fiscal year 2007 with 22, 217,669 affirmative votes, 450,027 negative votes and 1,308,864 votes abstained or non-voted.

Item 6.	Exhibits

The following exhibits are included herein:

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K dated August 28, 1996, File No. 001-04887)

3.2	By-laws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated April 13, 2005, File No. 001-04887)

3.3	Amended and Restated Certificate of Designations of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 1, 2006)

4.1	Form of Rights Agreement dated as of November 1, 2006, between Texas Industries, Inc. and Mellon Investor Services, LLC (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on October 20, 2006, File No. 001-04887)

4.2	Form of Amended and Restated Trust Agreement, dated as of June 5, 1998, among Texas Industries, Inc., The First National Bank of Chicago, First Chicago Delaware, Inc., Kenneth R. Allen, Larry L. Clark and James R. McCraw (incorporated by reference to Exhibit 4.5 to Form S-3/A dated June 1, 1996, File No. 333-50517)

4.3	Form of Convertible Subordinated Debenture Indenture, dated as of June 5, 1998, between Texas Industries, Inc. and First Chicago Delaware Inc. (incorporated by reference to Exhibit 4.6 to Form S-3/A dated June 1, 1996, File No. 333-50517)

4.4	Form of Guarantee Agreement, dated as of June 5, 1998, by Texas Industries, Inc. and First Chicago Delaware Inc. (incorporated by reference to Exhibit 4.7 to Form S-3/A dated June 1, 1996, File No. 333-50517)

4.5	Form of the Company’s 7 1/4% Senior Note due 2013 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

4.6	Form of the Company’s Notation of Guarantee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

4.7	Registration Rights Agreement, dated July 6, 2005, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

4.8	Indenture, dated July 6, 2005, among the Company, the Guarantors and Wells Fargo, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.1	Purchase Agreement, dated June 29, 2005, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.2	Credit Agreement, dated July 6, 2005, among the Company, Bank of America, N.A., as Administrative Agent and lender, L/C Issuer and Swing Line Lender, UBS Securities LLC, as Syndication Agent, JPMorgan Chase Bank, N.A, Wells Fargo Bank, National Association, and Suntrust Bank, as Co-Documentation Agents and as lenders, and UBS Loan Finance LLC, General Electric Capital Corporation, Hibernia National Bank, U.S. Bank National Association and Comerica Bank, as lenders (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.3	Separation and Distribution Agreement, dated July 6, 2005, between the Company and Chaparral (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.4	Amendment No. 1 to Separation and Distribution Agreement dated as of July 27, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated July 27, 2005, File No. 001-04887)

10.5	Tax Sharing and Indemnification Agreement, dated July 6, 2005, between the Company and Chaparral (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.6	Security Agreement, dated as of July 6, 2005, among the Company, the Guarantors and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.7	Employment Agreement of Mel G. Brekhus (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended August 31, 2004, File No. 001-04887)

10.8	Texas Industries, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 as filed May 19, 1994, File No. 033-53715)

10.9	Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, as amended

10.10	Form of Stock Option Agreement under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 25, 2006)

10.11	Form of Non-Employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated April 19, 2006)

10.12	TXI Annual Incentive Plans-Fiscal Year 2007 (incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K filed on July 25, 2006)

10.13	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2009 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on July 25, 2006)

10.14	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2008, as amended (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on July 25, 2006)

10.15	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2007, as amended (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on July 25, 2006)

10.16	Master Performance-Based Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement filed on August 25, 2006)

10.17	Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on August 12, 2005, File No. 001-04887)

10.18	Form of SAR Agreement for Non-Employee Directors under Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on August 12, 2005, File No. 001-04887)

10.19	Form of Amendment No. 1 to SAR Agreement for Non-Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K dated April 19, 2006)

10.20	Amendment No. 1 to Employment Agreement of Mel G. Brekhus (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated April 19, 2006)

10.21	SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan between Texas Industries, Inc. and Mel G. Brekhus, dated June 1, 2004 (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on July 25, 2006)

10.22	Amendment No. 1 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, by and between Texas Industries, Inc. and Mel G. Brekhus dated April 24, 2006 (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K filed on July 25, 2006)

10.23	Contract, dated September 27, 2005, between Riverside Cement Company and Oro Grande Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated September 27, 2005, noting that portions of the exhibit were omitted pursuant to a request for confidential treatment)

10.24	Deferred Compensation Plan for Directors of Texas Industries, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 18, 2006)

10.25	Form of 2005 Executive Financial Security Plan (Annuity Formula)

10.26	Form of 2005 Executive Financial Security Plan (Lump Sum Formula)

10.27	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated April 19, 2006)

12.1	Computation of Ratios of Earnings to Fixed Charges

15.1	Letter re: Unaudited Interim Financial Information

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

The remaining exhibits have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS INDUSTRIES, INC.

January 5, 2007	/s/ Richard M. Fowler
Richard M. Fowler
Executive Vice President - Finance and Chief Financial Officer
(Principal Financial Officer)

January 5, 2007	/s/ James R. McCraw
James R. McCraw
Vice President – Accounting and Risk Management
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K dated August 28, 1996, File No. 001-04887)

3.2	By-laws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated April 13, 2005, File No. 001-04887)

3.3	Amended and Restated Certificate of Designations of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 1, 2006)

4.1	Form of Rights Agreement dated as of November 1, 2006, between Texas Industries, Inc. and Mellon Investor Services, LLC (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on October 20, 2006, File No. 001-04887)

4.2	Form of Amended and Restated Trust Agreement, dated as of June 5, 1998, among Texas Industries, Inc., The First National Bank of Chicago, First Chicago Delaware, Inc., Kenneth R. Allen, Larry L. Clark and James R. McCraw (incorporated by reference to Exhibit 4.5 to Form S-3/A dated June 1, 1996, File No. 333-50517)

4.3	Form of Convertible Subordinated Debenture Indenture, dated as of June 5, 1998, between Texas Industries, Inc. and First Chicago Delaware Inc. (incorporated by reference to Exhibit 4.6 to Form S-3/A dated June 1, 1996, File No. 333-50517)

4.4	Form of Guarantee Agreement, dated as of June 5, 1998, by Texas Industries, Inc. and First Chicago Delaware Inc. (incorporated by reference to Exhibit 4.7 to Form S-3/A dated June 1, 1996, File No. 333-50517)

4.5	Form of the Company’s 7 1/4% Senior Note due 2013 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

4.6	Form of the Company’s Notation of Guarantee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

4.7	Registration Rights Agreement, dated July 6, 2005, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

4.8	Indenture, dated July 6, 2005, among the Company, the Guarantors and Wells Fargo, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.1	Purchase Agreement, dated June 29, 2005, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.2	Credit Agreement, dated July 6, 2005, among the Company, Bank of America, N.A., as Administrative Agent and lender, L/C Issuer and Swing Line Lender, UBS Securities LLC, as Syndication Agent, JPMorgan Chase Bank, N.A, Wells Fargo Bank, National Association, and Suntrust Bank, as Co-Documentation Agents and as lenders, and UBS Loan Finance LLC, General Electric Capital Corporation, Hibernia National Bank, U.S. Bank National Association and Comerica Bank, as lenders (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

Index to Exhibits-(Continued)

Exhibit Number

10.3	Separation and Distribution Agreement, dated July 6, 2005, between the Company and Chaparral (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.4	Amendment No. 1 to Separation and Distribution Agreement dated as of July 27, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated July 27, 2005, File No. 001-04887)

10.5	Tax Sharing and Indemnification Agreement, dated July 6, 2005, between the Company and Chaparral (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.6	Security Agreement, dated as of July 6, 2005, among the Company, the Guarantors and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.7	Employment Agreement of Mel G. Brekhus (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended August 31, 2004, File No. 001-04887)

10.8	Texas Industries, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 as filed May 19, 1994, File No. 033-53715)

10.9	Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, as amended

10.10	Form of Stock Option Agreement under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 25, 2006)

10.11	Form of Non-Employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated April 19, 2006)

10.12	TXI Annual Incentive Plans-Fiscal Year 2007 (incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K filed on July 25, 2006)

10.13	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2009 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on July 25, 2006)

10.14	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2008, as amended (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on July 25, 2006)

10.15	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2007, as amended (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on July 25, 2006)

10.16	Master Performance-Based Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement filed on August 25, 2006)

10.17	Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on August 12, 2005, File No. 001-04887)

10.18	Form of SAR Agreement for Non-Employee Directors under Texas Industries, Inc. 2003 Share

Appreciation Rights Plan (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on August 12, 2005, File No. 001-04887)

Index to Exhibits-(Continued)

Exhibit Number

10.19	Form of Amendment No. 1 to SAR Agreement for Non-Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K dated April 19, 2006)

10.20	Amendment No. 1 to Employment Agreement of Mel G. Brekhus (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated April 19, 2006)

10.21	SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan between Texas Industries, Inc. and Mel G. Brekhus, dated June 1, 2004 (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on July 25, 2006)

10.22	Amendment No. 1 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, by and between Texas Industries, Inc. and Mel G. Brekhus dated April 24, 2006 (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K filed on July 25, 2006)

10.23	Contract, dated September 27, 2005, between Riverside Cement Company and Oro Grande Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated September 27, 2005, noting that portions of the exhibit were omitted pursuant to a request for confidential treatment)

10.24	Deferred Compensation Plan for Directors of Texas Industries, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 18, 2006)

10.25	Form of 2005 Executive Financial Security Plan (Annuity Formula)

10.26	Form of 2005 Executive Financial Security Plan (Lump Sum Formula)

10.27	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to Current Report on

Form 8-K dated April 19, 2006)

12.1	Computation of Ratios of Earnings to Fixed Charges

15.1	Letter re: Unaudited Interim Financial Information

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer