Form 10-Q
period 2007-02-28
TEXAS INDUSTRIES INC
filed 2007-03-29
CIK 97472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

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

There were 27,308,059 shares of the Registrant’s Common Stock, $1.00 par value, outstanding as of March 26, 2007.

INDEX

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

In thousands	Unaudited February 28, 2007	May 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,365	$84,139
Short-term investments	—	50,606
Receivables – net	126,527	132,849
Inventories	114,751	102,052
Deferred income taxes and prepaid expenses	18,779	33,599

TOTAL CURRENT ASSETS	280,422	403,245
OTHER ASSETS
Goodwill	58,395	58,395
Real estate and investments	132,884	125,913
Deferred charges and intangibles	16,097	22,706

	207,376	207,014
PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	132,081	128,056
Buildings	41,767	42,069
Machinery and equipment	712,048	688,255
Construction in progress	298,682	95,094

	1,184,578	953,474
Less depreciation and depletion	511,406	483,163

	673,172	470,311

	$1,160,970	$1,080,570

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$74,810	$63,581
Accrued interest, wages and other items	45,354	55,059
Current portion of long-term debt	1,475	681

TOTAL CURRENT LIABILITIES	121,639	119,321
LONG-TERM DEBT	250,358	251,505
CONVERTIBLE SUBORDINATED DEBENTURES	92,370	159,725
DEFERRED INCOME TAXES AND OTHER CREDITS	87,987	76,955
SHAREHOLDERS’ EQUITY
Common stock, $1 par value	27,157	25,863
Additional paid-in capital	401,139	334,054
Retained earnings	229,559	169,696
Cost of common stock in treasury	(44,783)	(52,093)
Pension liability adjustment	(4,456)	(4,456)

	608,616	473,064

	$1,160,970	$1,080,570

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Three months ended February 28,		Nine months ended February 28,
In thousands except per share	2007	2006	2007	2006
NET SALES	$216,771	$216,763	$734,255	$679,411
Cost of products sold	169,702	179,397	569,097	571,553

GROSS PROFIT	47,069	37,366	165,158	107,858

Selling, general and administrative	27,476	20,487	78,681	58,547
Interest	3,289	7,340	13,474	24,455
Loss on debt retirements and spin-off charges	26	—	26	112,391
Other income	(3,273)	(5,274)	(31,624)	(17,576)

	27,518	22,553	60,557	177,817

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	19,551	14,813	104,601	(69,959)
Income taxes (benefit)	6,838	3,502	33,805	(27,440)

INCOME (LOSS) FROM CONTINUING OPERATIONS	12,713	11,311	70,796	(42,519)
Income from discontinued operations – net of income taxes	—	—	—	8,691

NET INCOME (LOSS)	$12,713	$11,311	$70,796	$(33,828)

Basic earnings (loss) per share
Income (loss) from continuing operations	$.52	$.49	$2.93	$(1.85)
Income from discontinued operations	—	—	—	.38

Net income (loss)	$.52	$.49	$2.93	$(1.47)

Diluted earnings (loss) per share
Income (loss) from continuing operations	$.50	$.47	$2.71	$(1.85)
Income from discontinued operations	—	—	—	.38

Net income (loss)	$.50	$.47	$2.71	$(1.47)

Average shares outstanding
Basic	24,438	23,117	24,133	22,986
Diluted	27,771	27,628	27,629	22,986

Cash dividends per share	$.075	$.075	$.225	$.225

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Nine months ended February 28,
In thousands	2007	2006
OPERATING ACTIVITIES
Net income (loss)	$70,796	$(33,828)
Adjustments to reconcile net income (loss) to cash provided by continuing operating activities
Income from discontinued operations	—	(8,691)
Loss on debt retirements	26	107,006
Gain on asset disposals	(570)	(9,277)
Depreciation, depletion and amortization	33,856	33,373
Deferred income taxes (benefit)	16,830	(26,632)
Stock-based compensation expense	10,268	6,484
Excess tax benefits from stock-based compensation	(1,647)	—
Other – net	1,533	(1,277)
Changes in operating assets and liabilities
Receivables – net	4,540	7,239
Inventories	(12,259)	(20,262)
Prepaid expenses	3,910	377
Accounts payable and accrued liabilities	(1,532)	(512)

Cash provided by continuing operating activities	125,751	54,000
Cash used by discontinued operating activities	—	(7,704)

Net cash provided by operating activities	125,751	46,296
INVESTING ACTIVITIES
Capital expenditures – expansions	(170,217)	(36,061)
Capital expenditures – other	(66,222)	(27,512)
Proceeds from asset disposals	961	14,509
Purchases of short-term investments	(8,500)	(48,500)
Sales of short-term investments	59,000	—
Investments in life insurance contracts	(5,288)	(4,071)
Other – net	(125)	(2,015)

Cash used by continuing investing activities	(190,391)	(103,650)
Cash used by discontinued investing activities	—	(2,757)

Net cash used by investing activities	(190,391)	(106,407)
FINANCING ACTIVITIES
Long-term borrowings	—	250,000
Debt retirements	(1,285)	(600,353)
Debt issuance costs	—	(7,356)
Debt retirement costs	(4)	(96,029)
Stock option exercises	5,976	7,028
Excess tax benefits from stock-based compensation	1,647	—
Common dividends paid	(5,468)	(5,172)

Cash provided (used) by continuing financing activities	866	(451,882)
Cash provided by discontinued financing activities	—	340,587

Net cash provided (used) by financing activities	866	(111,295)

Decrease in cash and cash equivalents	(63,774)	(171,406)
Cash and cash equivalents at beginning of period	84,139	251,600

Cash and cash equivalents at end of period	$20,365	$80,194

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Texas Industries, Inc. and subsidiaries is a leading supplier of heavy building materials in the United States through three business segments: cement, aggregates and consumer products, which produce and sell cement; stone, sand and gravel and expanded shale and clay aggregate; and ready-mix concrete and packaged concrete and related products, respectively, from facilities concentrated primarily in Texas, Louisiana and California.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended February 28, 2007, are not necessarily indicative of the results that may be expected for the year ended May 31, 2007. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Texas Industries, Inc. for the year ended May 31, 2006. When used in these notes the terms “Company,” “we,” “us” or “our” mean Texas Industries, Inc. and subsidiaries unless the context indicates otherwise.

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

Short-Term Investments. Our short-term investments consisted of investment grade auction rate securities with an active resale market to ensure liquidity and the ability to be readily converted into cash to fund current operations, or satisfy other cash requirements as needed. These securities had legal maturities ranging from 19 to 38 years, but had their interest rates reset at predetermined intervals, typically less than 30 days, through an auction process. These securities were expected to be sold within one year, regardless of their legal maturity date. Accordingly, these securities were classified as available-for-sale and as current assets in the consolidated balance sheet. The auction rate securities were stated at cost plus accrued interest which approximated fair value. Net unrealized gains and losses, net of deferred taxes, were not significant due to the short duration between interest rate reset dates. Purchase and sale activity of short-term investments is presented as cash flows from investing activities in the consolidated statements of cash flows.

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

Goodwill. Management tests goodwill for impairment at least annually by reporting unit. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future prices for our products, capital needs, economic trends and other factors. Goodwill having a carrying value of $58.4 million at February 28, 2007 and May 31, 2006 resulted from the acquisition of Riverside Cement Company and is identified with our California cement operations. The fair value of the reporting unit exceeds its carrying value.

Real Estate and Investments. Surplus real estate and real estate acquired for development of high quality industrial, office or multi-use parks totaled $6.5 million at February 28, 2007 and $7.3 million at May 31, 2006.

Investments are composed primarily of life insurance contracts purchased in connection with certain of our benefit plans. The contracts, recorded at their net cash surrender value, totaled $104.2 million (net of distributions of $1.3 million) at February 28, 2007 and $96.3 million (net of distributions of $1.3 million) at May 31, 2006.

Investments also include $22.0 million at February 28, 2007 and May 31, 2006, representing the long-term portion of a note received in connection with the sale of land associated with our expanded shale and clay operations in south Texas. On November 30, 2006, the maturity date of the note was extended to May 31, 2008.

Deferred Charges and Intangibles. Deferred charges are composed primarily of debt issuance costs that totaled $7.8 million at February 28, 2007 and $10.3 million at May 31, 2006. The costs are amortized over the term of the related debt.

Intangibles are composed of non-compete agreements and other intangibles with finite lives being amortized on a straight-line basis over periods of 7 to 15 years. Their carrying value, adjusted for write-offs, totaled $1.2 million (net of accumulated amortization of $3.2 million) at February 28, 2007 and $1.4 million (net of accumulated amortization of $3.0 million) at May 31, 2006. Amortization expense incurred was $200,000 in the nine-month period ended February 28, 2007 and $300,000 in the nine-month period ended February 28, 2006. Estimated amortization expense for the five succeeding years is approximately $300,000 for 2008 through 2010, $200,000 for 2011 and $100,000 for 2012.

Other Credits. Other credits totaled $62.6 million at February 28, 2007 and $55.3 million at May 31, 2006, and are composed primarily of liabilities related to our retirement plans, deferred compensation agreements and asset retirement obligations.

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

Changes in asset retirement obligations are as follows:

	Nine months ended February 28,
In thousands	2007	2006
Balance at beginning of period	$4,346	$4,655
Additions	811	5
Accretion expense	282	246
Settlements	(550)	(585)

Balance at end of period	$4,889	$4,321

Pension Liability Adjustment. The pension liability adjustment to shareholders’ equity totaled $4.5 million (net of tax of $2.5 million) at February 28, 2007 and May 31, 2006. The adjustment relates to a defined benefit retirement plan covering approximately 600 employees and retirees of our California cement subsidiary. Comprehensive income or loss consists of net income or loss and the pension liability adjustment to shareholders’ equity. Comprehensive income (loss) was the same as net income (loss) for the three-month and nine-month periods ended February 28, 2007 and 2006.

Net Sales. Sales are recognized when title has transferred and products are delivered. We include delivery fees in the amount we bill customers to the extent needed to recover our cost of freight and delivery. Net sales are presented as revenues including these delivery fees.

Other Income. The governments of the U.S. and Mexico entered into the U.S.-Mexico Agreement on Cement, which settled the 16-year dispute over the U.S. antidumping duty order on imports from Mexico. Pursuant to that agreement and a related agreement among the importers of cement from Mexico and certain producers in the U.S., including us, 50% of the cash deposits of estimated antidumping duties collected from importers of Mexican cement were distributed to the U.S. producers. Other income in the nine-month period ended February 28, 2007 includes $19.8 million, which represents substantially all of the distributions to which we are entitled pursuant to these agreements.

Other income in the nine-month period ended February 2006 includes a gain of $3.8 million resulting from the sale of certain investment assets.

Routine sales of surplus operating assets and real estate resulted in gains of $300,000 and $3.0 million in the three-month periods ended February 28, 2007 and 2006, respectively, and $2.9 million and $7.6 million in the nine-month periods ended February 28, 2007 and 2006, respectively. Interest income totaled $1.2 million and $1.6 million in the three-month periods ended February 28, 2007 and 2006, respectively, and $5.2 million and $4.5 million in the nine-month periods ended February 28, 2007 and 2006, respectively.

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

Diluted EPS adjusts income from continuing operations and the outstanding shares for the dilutive effect of convertible subordinated debentures, stock options, restricted shares and awards.

Basic and Diluted EPS are calculated as follows:

	Three-months ended February 28,		Nine-months ended February 28,
In thousands except per share	2007	2006	2007	2006
Basic earnings (loss)
Income (loss) from continuing operations	$12,713	$11,311	$70,796	$(42,519)
Income from discontinued operations	—	—	—	8,691
Unvested restricted share participation	(5)	—	(24)	—

Basic income (loss)	$12,708	$11,311	$70,772	$(33,828)

Diluted earnings (loss)
Income (loss) from continuing operations	$12,713	$11,311	$70,796	$(42,519)
Interest on convertible subordinated debentures – net of tax	1,284	1,787	4,138	—
Unvested restricted share participation	(5)	—	(24)	—

Diluted income (loss) from continuing operations	13,992	13,098	74,910	(42,519)
Income from discontinued operations	—	—	—	8,691

Diluted income (loss)	$13,992	$13,098	$74,910	$(33,828)

Shares
Weighted-average shares outstanding	24,441	23,089	24,135	22,957
Contingently issuable shares	7	28	7	29
Unvested restricted shares	(10)	—	(9)	—

Basic weighted-average shares	24,438	23,117	24,133	22,986

Convertible subordinated debentures	2,785	3,897	3,003	—
Stock option, restricted share and award dilution	548	614	493	—

Diluted weighted-average shares*	27,771	27,628	27,629	22,986

Basic earnings (loss) per share
Income (loss) from continuing operations	$.52	$.49	$2.93	$(1.85)
Income from discontinued operations	—	—	—	.38

Net income (loss)	$.52	$.49	$2.93	$(1.47)

Diluted earnings (loss) per share
Income (loss) from continuing operations	$.50	$.47	$2.71	$(1.85)
Income from discontinued operations	—	—	—	.38

Net income (loss)	$.50	$.47	$2.71	$(1.47)

* Shares excluded due to antidilutive effect
Convertible subordinated debentures	—	—	—	3,897
Stock options, restricted shares and awards	—	—	73	731

Stock-based Compensation. Effective June 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” utilizing the modified prospective transition method. Under this transition method, we account for awards granted prior to adoption, but for which the vesting period is not complete, on a prospective basis with expense being recognized in our statement of operations based on the grant date fair value estimated in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” We use the Black-Scholes option-pricing model to determine the fair value of stock options granted as of the date of grant. We use the average stock price on the date of grant to determine the fair value of restricted stock awards granted. The impact of recognizing compensation expense related to stock options using the fair value recognition provisions of SFAS No. 123R for the three-month period ended February 28, 2007 was $700,000 (net of tax benefit of $200,000) or $.03 per basic share and $.03 per diluted share, and for the nine-month period ended February 28, 2007 was $2.0 million (net of tax benefit of $400,000) or $.08 per basic share and $.07 per diluted share. The results for periods prior to June 1, 2006 have not been restated.

SFAS No. 123R also requires that the benefits associated with tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as previously required. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts can not be estimated, because they depend on, among other things, when employees exercise stock options. For the nine-month period ended February 28, 2007 excess tax benefits recognized in financing cash flows were $1.6 million.

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

In accordance with SFAS No. 123, we disclosed the compensation cost related to our stock options based on the estimated fair value at the date of grant. All options were granted with graded vesting valued as single awards and the compensation cost recognized using a straight-line attribution method over the shorter of the vesting period or required service period with forfeitures recognized as they occurred. The fair value of each option grant was estimated on the date of grant for purposes of the pro forma disclosures using the Black-Scholes option-pricing model. During the nine-month period ended February 28, 2006, the weighted-average fair value of options granted was $20.46 based on weighted average assumptions for dividend yield of .58%, volatility factor of .338, risk-free interest rate of 4.31% and expected life in years of 6.4.

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

If we had applied the fair value recognition provision of SFAS No. 123, our net income (loss) and earnings (loss) per share would have been adjusted to the following pro forma amounts for the three-month and nine-month periods ended February 28, 2006.

	Three-months ended February 28,	Nine-months ended February 28,
In thousands except per share	2006	2006
Net income (loss)
As reported	$11,311	$(33,828)
Plus: stock-based compensation included in the determination of net income (loss) as reported, net of tax	1,748	4,215
Less: fair value of stock-based compensation, net of tax	(2,424)	(4,454)

Pro forma	$10,635	$(34,067)

Basic earnings (loss) per share
As reported	$.49	$(1.47)
Pro forma	.46	(1.48)
Diluted earnings (loss) per share
As reported	$.47	$(1.47)
Pro forma	.45	(1.48)

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

Options become exercisable in installments beginning one year after date of grant and expire ten years later. Options with graded vesting are valued as single awards and the compensation cost recognized using a straight-line attribution method over the shorter of the vesting period or required service period adjusted for estimated forfeitures. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. During the nine-month period ended February 28, 2007, the weighted-average fair value of options granted was $27.61 based on weighted average assumptions for dividend yield of .43%, volatility factor of .330, risk-free interest rate of 4.78% and expected life in years of 6.0. Expected dividend yields are based on the approved annual dividend rate in effect and the market price of our common stock at the time of grant. Expected volatility is based on an analysis of historical volatility of our common stock. Risk-free interest rates are determined using the implied yield currently available for U.S. treasury bonds and notes with a remaining term equal to the expected life of the options. Expected life of the options is determined based on the historical share option exercise experience of our optionees.

A summary of option transactions for the nine-month period ended February 28, 2007, follows:

	Shares Under Option	Weighted-Average Option Price
Outstanding at May 31, 2006	1,583,093	$29.48
Granted	203,350	70.18
Exercised	(280,549)	22.94
Canceled	(6,201)	39.01

Outstanding at February 28, 2007	1,499,693	$36.19

Exercisable at February 28, 2007	769,197	$28.12

The following table summarizes information about stock options outstanding as of February 28, 2007.

	Range of Exercise Prices
	$16.04 - $27.85	$31.15 - $38.34	$45.86 - $70.18
Options outstanding
Shares outstanding	663,420	255,097	581,176
Weighted-average remaining life in years	5.26	2.26	8.94
Weighted-average exercise price	$19.24	$33.98	$56.51
Options exercisable
Shares exercisable	433,198	243,098	92,901
Weighted-average exercise price	$20.63	$33.80	$48.14

Outstanding options expire on various dates to January 17, 2017. We have reserved 1,845,578 shares for future awards under the 2004 Plan.

As of February 28, 2007, the aggregate intrinsic value (the difference in the closing market price of our common stock of $79.21 and the exercise price to be paid by the optionee) of stock options outstanding was $64.5 million. The aggregate intrinsic value of exercisable stock options at that date was $39.3 million. During the three-month and nine-month periods ended February 28, 2007, the total intrinsic value of options exercised (the difference in the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) was $9.0 million and $11.8 million, respectively.

As of February 28, 2007, outstanding stock appreciation rights totaled 158,645 shares, deferred compensation agreements payable in cash totaled 98,337 shares, deferred compensation agreements payable in common stock totaled 5,707 shares and stock awards totaled 9,514 shares.

As of February 28, 2007, $13.9 million of total unrecognized compensation cost related to stock options, stock appreciation rights contracts, restricted stock grants and stock awards is expected to be recognized. We currently expect to recognize approximately $5.6 million of this stock-based compensation expense in 2008, $3.3 million in 2009, $2.5 million in 2010, $1.6 million in 2011, $800,000 in 2012 and an aggregate of $100,000 thereafter.

Total charges for stock-based compensation were $4.0 million and $2.7 million in the three-month periods ended February 28, 2007 and 2006, respectively, and $10.3 million and $6.5 million in the nine-month periods ended February 28, 2007 and 2006, respectively.

Inventory Costs. On June 1, 2006, we adopted SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The adoption of this standard did not have an effect on our consolidated financial position or results of operations.

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

Fair Value Measurements. In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS is effective for our Company beginning June 1, 2008. We believe that the adoption of SFAS No. 157 will not have a material impact on our consolidated financial statements.

Accounting for Defined Benefit Pension and Other Postretirement Plans. In September 2006, the Financial Accounting Standards Board issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This standard requires that previously unrecognized actuarial gains or losses, prior service costs or credits and transition obligations or assets be recognized generally through adjustments to accumulated other comprehensive income and credits to prepaid benefit cost or accrued benefit liability. As a result of these adjustments, the current funded status of defined benefit pension plans and other postretirement benefit plans will be reflected in our consolidated balance sheet as of May 31, 2007.

WORKING CAPITAL

Working capital totaled $158.8 million at February 28, 2007, compared to $283.9 million at May 31, 2006.

Receivables consist of:

In thousands	February 28, 2007	May 31, 2006
Accounts receivable	$116,409	$122,131
Notes receivable	641	1,170
Interest receivables	1,186	4
Income tax refund claims	8,291	9,544

	$126,527	$132,849

Accounts receivable are presented net of allowances for doubtful receivables of $1.7 million at February 28, 2007 and $1.6 million at May 31, 2006. Provisions for bad debts charged to expense were $400,000 and $500,000 in the nine-month periods ended February 28, 2007 and 2006, respectively. Uncollectible accounts written off amounted to $300,000 and $400,000 in the nine-month periods ended February 28, 2007 and 2006, respectively. The notes receivable included in current receivables relate to routine sales of surplus operating assets and real estate.

Inventories consist of:

In thousands	February 28, 2007	May 31, 2006
Finished products	$9,931	$10,341
Work in process	51,873	42,384
Raw materials	16,345	13,881

Total inventories at LIFO cost	78,149	66,606
Parts and supplies	36,602	35,446

Total inventories	$114,751	$102,052

Inventories are stated at cost (not in excess of market) with finished products, work in process and raw material inventories using the last-in, first-out (“LIFO”) method and parts and supplies inventories using the average cost method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and are subject to the final year-end LIFO inventory valuation. If the average cost method (which approximates current replacement cost) had been used for all of these inventories, inventory values would have been higher by $27.5 million at February 28, 2007 and $26.8 million at May 31, 2006.

Accrued interest, wages and other items consist of:

In thousands	February 28, 2007	May 31, 2006
Interest	$3,359	$8,531
Employee compensation	31,508	33,422
Income taxes	—	2,113
Property taxes and other	10,487	10,993

	$45,354	$55,059

LONG-TERM DEBT

Long-term debt consists of:

In thousands	February 28, 2007	May 31, 2006
Senior secured revolving credit facility expiring in 2010	$—	$—
Senior notes due 2013, interest rate 7.25%	250,000	250,000
Pollution control bonds due through 2007, interest rate 6.19% (75% of prime)	1,475	1,815
Other	358	371

	251,833	252,186
Less current maturities	1,475	681

	$250,358	$251,505

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

Senior Secured Revolving Credit Facility. The senior secured revolving credit facility expires in July 2010 and provides up to $200 million of available borrowings. It includes a $50 million sub-limit for letters of credit. Any outstanding letters of credit are deducted from the borrowing availability under the facility. At February 28, 2007, $29.5 million of the facility was utilized to support letters of credit. Amounts drawn under the facility bear interest either at the LIBOR rate plus a margin of 1% to 2%, or at a base rate (which is the higher of the federal funds rate plus 0.5% and the prime rate) plus a margin of up to 1%. The interest rate margins are subject to adjustments based on our leverage ratio. Commitment fees are payable currently at an annual rate of 0.25% on the unused portion of the facility. We may terminate the facility at any time.

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

The credit facility contains covenants restricting, among other things, prepayment or redemption of our senior notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. We are required to comply with certain financial tests and to maintain certain financial ratios, such as leverage and interest coverage ratios. At February 28, 2007, we were in compliance with all of our loan covenants.

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

Other. Maturities of long-term debt for each of the five succeeding years are $1.5 million for 2008 and none for 2009 through 2012. The total amount of interest paid was $25.4 million and $52.7 million during the nine-month periods ended February 28, 2007 and 2006, respectively. Interest capitalized was $8.1 million and $500,000 during the nine-month periods ended February 28, 2007 and 2006, respectively.

CONVERTIBLE SUBORDINATED DEBENTURES

On June 5, 1998, we issued $206.2 million aggregate principal amount of 5.5% convertible subordinated debentures due June 30, 2028 (the “Debentures”). TXI Capital Trust I (the “Trust”), a Delaware business trust 100% owned by us, issued 4,000,000 of its 5.5% Shared Preference Redeemable Securities (“Preferred Securities”) to the public for gross proceeds of $200 million. The combined proceeds from the issuance of the Preferred Securities and the issuance to us of the common securities of the Trust were invested by the Trust in the Debentures which are the sole assets of the Trust. Each Preferred Security is convertible at any time prior to its redemption date at the option of the holder into shares of our common stock at a conversion rate of .97468 shares of our common stock for each Preferred Security. Upon redemption or conversion of the Preferred Securities a like aggregate principal amount of Debentures is redeemed or converted.

On January 23, 2007, the Trust made a partial call for redemption of the Preferred Securities. During the three-month period ended February 28, 2007, Preferred Securities having a liquidation amount of $66.4 million were converted into 1,293,379 shares of our common stock. The conversions increased common stock and paid-in capital by a total of $65.2 million. Preferred Securities were redeemed on February 22, 2007 for the liquidation amount of $900,000 plus accrued distributions. In conjunction with the conversions and redemption, Debentures in an aggregate principal amount of $67.3 million were redeemed or converted, leaving an aggregate principal amount of $92.4 million outstanding at February 28, 2007.

On February 23, 2007, the Trust called all remaining Preferred Securities for redemption on March 26, 2007. In March 2007, prior to the redemption date, Preferred Securities having a liquidation amount of $91.5 million were converted into 1,783,466 shares of our common stock. The conversions increased common stock and additional paid-in capital by a total of $45.6 million and reduced the cost of common stock in treasury by a total of $44.8 million. The remaining Preferred Securities were redeemed on March 26, 2007 for the liquidation amount of $900,000 plus accrued distributions. In conjunction with the conversions and redemption, all outstanding Debentures were redeemed or converted.

SHAREHOLDERS’ EQUITY

Common stock consists of:

In thousands	February 28, 2007	May 31, 2006
Shares authorized	40,000	40,000
Shares outstanding	25,523	23,945
Shares held in treasury	1,634	1,918
Shares reserved for stock options and other	3,360	3,652

There are authorized 100,000 shares of Cumulative Preferred Stock, no par value, of which 20,000 shares are designated $5 Cumulative Preferred Stock (Voting), redeemable at $105 per share and entitled to $100 per share upon dissolution. An additional 40,000 shares are designated Series B Junior Participating Preferred Stock. The Series B Preferred Stock is not redeemable and ranks, with respect to the payment of dividends and the distribution of assets, junior to (i) all other series of the Preferred Stock unless the terms of any other series shall provide otherwise and (ii) the $5 Cumulative Preferred Stock. No shares of Cumulative Preferred Stock or Series B Junior Participating Preferred Stock were outstanding as of February 28, 2007. Pursuant to a Rights Agreement, in November 2006, we distributed a dividend of one preferred share purchase right for each outstanding share of our Common Stock. Each right entitles the holder to purchase from us one one-thousandth of a share of the Series B Junior Participating Preferred Stock at a price of $300, subject to adjustment. The rights will expire on November 1, 2016 unless the date is extended or the rights are earlier redeemed or exchanged by us pursuant to the Rights Agreement.

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

INCOME TAXES

Federal income taxes for the interim periods ended February 28, 2007 and 2006, have been included in the accompanying financial statements on the basis of an estimated annual rate for continuing operations. The estimated annualized rate for continuing operations does not include the tax impact of the loss on debt retirements, Chaparral spin-off charges and other discrete items. The estimated annualized rate for continuing operations excluding these charges is 32.1% for 2007 compared to 27.1% for 2006. The primary reason that the tax rate differs from the 35% statutory corporate rate is due to percentage depletion that is tax deductible and state income taxes. The estimated effective rate for discontinued operations was 35% for 2006, and reflects Chaparral’s allocable share of such tax as prescribed in the tax sharing agreement between us and Chaparral. We made income tax payments of $25.8 million and $4.3 million during the nine-month periods ended February 28, 2007 and 2006, respectively, and received income tax refunds of $600,000 during the nine-month period ended February 28, 2007.

RETIREMENT PLANS

Riverside Defined Benefit Plans. Approximately 600 employees and retirees of our California cement subsidiary, Riverside Cement Company, are covered by a defined benefit pension plan and a postretirement health benefit plan. Unrecognized prior service costs and actuarial gains or losses for these plans are recognized in a systematic manner over the remaining service periods of active employees expected to receive benefits under these plans. The amount of the defined benefit pension plan and postretirement health benefit plan expense charged to costs and expenses for the three-month and nine-month periods ended February 28, 2007 and 2006, was as follows:

	Pension Benefit		Health Benefit
In thousands	2007	2006	2007	2006
Three-months ended February 28
Service cost	$124	$143	$25	$27
Interest cost	681	624	92	87
Expected return on plan assets	(760)	(691)	—	—
Amortization of prior service cost	—	—	(212)	(212)
Amortization of net actuarial loss	106	264	151	185

	$151	$340	$56	$87

Nine-months ended February 28
Service cost	$370	$429	$74	$80
Interest cost	2,043	1,872	276	260
Expected return on plan assets	(2,280)	(2,073)	—	—
Amortization of prior service cost	—	—	(634)	(634)
Amortization of net actuarial loss	319	791	450	554

	$452	$1,019	$166	$260

Financial Security Defined Benefit Plans. We have a series of financial security plans (“FSP”) that are non-qualified defined benefit plans providing retirement and death benefits to substantially all of our executive and key managerial employees. The plans are contributory but not funded.

The amount of FSP benefit expense charged to costs and expenses for the three-month and nine-month periods ended February 28, 2007 and 2006, was as follows:

	FSP Benefit
In thousands	2007	2006
Three-months ended February 28
Service cost	$571	$487
Interest cost	440	418
Recognized actuarial loss	—	—
Participant contributions	(84)	(79)

	$927	$826

Nine-months ended February 28
Service cost	$1,714	$1,462
Interest cost	1,321	1,254
Recognized actuarial loss	254	—
Participant contributions	(245)	(231)

	$3,044	$2,485

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

The following is a summary of assets used in each of our business segments.

In thousands	February 28, 2007	May 31, 2006
Identifiable assets
Cement	$688,764	$511,944
Aggregates	193,911	166,944
Consumer Products	84,182	90,635
Corporate	194,113	311,047

Total assets	$1,160,970	$1,080,570

The following is a summary of operating results and certain other financial data for our business segments.

	Three-months ended February 28,		Nine-months ended February 28,
In thousands	2007	2006	2007	2006
Net sales
Cement
Sales to external customers	$95,994	$91,736	$314,501	$284,580
Intersegment sales	15,891	17,408	57,844	52,294
Aggregates
Sales to external customers	53,341	53,746	177,656	160,387
Intersegment sales	7,232	7,543	24,691	23,312
Consumer products
Sales to external customers	67,436	71,281	242,098	234,444
Intersegment sales	767	4,214	2,879	11,989
Eliminations	(23,890)	(29,165)	(85,414)	(87,595)

Total net sales	$216,771	$216,763	$734,255	$679,411

Segment operating profit (loss)
Cement	$36,470	$25,802	$126,950	$64,842
Aggregates	1,320	6,023	20,734	17,182
Consumer products	(1,742)	(238)	4,522	5,357
Unallocated overhead and other income - net	(3,257)	(2,582)	(8,045)	(7,172)

Total segment operating profit	32,791	29,005	144,161	80,209
Corporate
Selling, general and administrative expense	(11,359)	(8,782)	(33,628)	(23,762)
Interest	(3,289)	(7,340)	(13,474)	(24,455)
Loss on debt retirements and spin-off charges	(26)	—	(26)	(112,391)
Other income	1,434	1,930	7,568	10,440

Income (loss) from continuing operations before income taxes	$19,551	$14,813	$104,601	$(69,959)

Depreciation, depletion and amortization
Cement	$5,893	$5,808	$17,279	$17,692
Aggregates	3,942	3,397	11,467	10,064
Consumer products	1,607	1,530	4,749	4,609
Corporate	130	319	361	1,008

Total depreciation, depletion and amortization	$11,572	$11,054	$33,856	$33,373

Capital expenditures
Cement	$70,224	$28,377	$186,613	$47,538
Aggregates	16,601	2,605	40,689	9,003
Consumer products	1,686	2,517	7,431	6,563
Corporate	472	171	1,706	469

Total capital expenditures	$88,983	$33,670	$236,439	$63,573

Net sales by product
Cement	$91,252	$86,880	$297,984	$267,512
Stone, sand and gravel	26,749	25,132	92,506	82,577
Ready-mix concrete	56,946	59,676	202,301	195,806
Other products	24,404	27,116	82,763	75,790
Delivery fees	17,420	17,959	58,701	57,726

Total net sales	$216,771	$216,763	$734,255	$679,411

All sales were made in the United States during the periods presented with no single customer representing more than 10 percent of sales.

Cement segment operating profit for the nine-month period ended February 28, 2007 includes $19.8 million representing distributions which we received pursuant to agreements that settled a 16-year dispute over the U.S. antidumping duty order on cement imports from Mexico.

Cement capital expenditures includes $64.0 million and $24.1 million in the three-month periods ended February 28, 2007 and 2006, respectively, and $170.2 million and $36.1 million in the nine-month periods ended February 28, 2007 and 2006, respectively, incurred in connection with the expansion and modernization of our Oro Grande, California cement plant. Other capital expenditures incurred represent normal replacement and technological upgrades of existing equipment and acquisitions to sustain existing operations in each segment.

DISCONTINUED OPERATIONS

On July 29, 2005, we completed the spin-off of our steel segment in the form of a pro rata, tax-free dividend to our shareholders of one share of Chaparral Steel Company (“Chaparral”) common stock for each share of our common stock that was owned on July 20, 2005. Following the spin-off, Chaparral became an independent, public company. We have no further ownership interest in Chaparral or in any steel business, and Chaparral has no ownership interest in us. In addition, Chaparral is not a guarantor of any of our indebtedness nor are we a guarantor of any Chaparral indebtedness. The Company’s relationship with Chaparral is now governed by a separation and distribution agreement and the ancillary agreements described in that agreement. The terms of the agreements are more fully described in our note entitled “Legal Proceedings and Contingent Liabilities”. In accordance with the terms of these agreements, we recorded a charge to retained earnings of approximately $600,000 during the nine-month period ended February 28, 2007.

We recorded a charge of approximately $107.0 million related to the early retirement of the 10.25% Senior Notes and old credit facility and incurred $5.4 million in spin-off related charges during the nine-month period ended February 28, 2006.

Operations for the nine-month period ended February 28, 2006 included discontinued operations through July 29, 2005, as summarized below:

Nine-months ended February 28,
In thousands	2006
Net sales	$198,893
Income before income/taxes	13,384
Income taxes	4,693
Income from discontinued operations	8,691

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

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating balance sheet at February 28, 2007
Cash and cash equivalents	$15,818	$4,547	$—	$—	$20,365
Short-term investments	—	—	—	—	—
Receivables – net	8,291	118,236	—	—	126,527
Intercompany receivables	17,149	18,794	—	(35,943)	—
Inventories	—	114,751	—	—	114,751
Deferred income taxes and prepaid expenses	15,068	3,711	—	—	18,779

Total current assets	56,326	260,039	—	(35,943)	280,422
Goodwill	—	58,395	—	—	58,395
Real estate and investments	104,184	28,700	—	—	132,884
Deferred charges and intangibles	9,628	6,469	—	—	16,097
Investment in subsidiaries	782,796	—	—	(782,796)	—
Long-term intercompany receivables	50,000	—	—	(50,000)	—
Property, plant and equipment – net	—	667,681	—	5,491	673,172

Total assets	$1,002,934	$1,021,284	$—	$(863,248)	$1,160,970

Accounts payable	$84	$74,726	$—	$—	$74,810
Intercompany payables	18,794	17,149	—	(35,943)	—
Accrued interest, wages and other items	7,121	38,233	—	—	45,354
Current portion of long-term debt	1,475	—	—	—	1,475

Total current liabilities	27,474	130,108	—	(35,943)	121,639
Long-term debt	250,358	—	—	—	250,358
Convertible subordinated debentures	92,370	—	—	—	92,370
Long-term intercompany payables	—	50,000	—	(50,000)	—
Deferred income taxes and other credits	24,116	63,871	—	—	87,987
Shareholders’ equity	608,616	777,305	—	(777,305)	608,616

Total liabilities and shareholders’ equity	$1,002,934	$1,021,284	$—	$(863,248)	$1,160,970

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating balance sheet at May 31, 2006
Cash and cash equivalents	$78,569	$5,570	$—	$—	$84,139
Short-term investments	50,606	—	—	—	50,606
Receivables – net	9,543	123,306	—	—	132,849
Intercompany receivables	585	93,160	—	(93,745)	—
Inventories	—	102,052	—	—	102,052
Deferred income taxes and prepaid expenses	6,234	27,365	—	—	33,599

Total current assets	145,537	351,453	—	(93,745)	403,245
Goodwill	—	58,395	—	—	58,395
Real estate and investments	96,347	29,566	—	—	125,913
Deferred charges and intangibles	16,790	5,916	—	—	22,706
Investment in subsidiaries	699,775	—	—	(699,775)	—
Long-term intercompany receivables	50,000	—	—	(50,000)	—
Property, plant and equipment – net	—	470,311	—	—	470,311

Total assets	$1,008,449	$915,641	$—	$(843,520)	$1,080,570

Accounts payable	$184	$63,397	$—	$—	$63,581
Intercompany payables	93,160	585	—	(93,745)	—
Accrued interest, wages and other items	14,102	40,957	—	—	55,059
Current portion of long-term debt	681	—	—	—	681

Total current liabilities	108,127	104,939	—	(93,745)	119,321
Long-term debt	251,505	—	—	—	251,505
Convertible subordinated debentures	159,725	—	—	—	159,725
Long-term intercompany payables	—	50,000	—	(50,000)	—
Deferred income taxes and other credits	16,028	60,927	—	—	76,955
Shareholders’ equity	473,064	699,775	—	(699,775)	473,064

Total liabilities and shareholders’ equity	$1,008,449	$915,641	$—	$(843,520)	$1,080,570

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating statement of operations for the three months ended February 28, 2007
Net sales	$—	$216,771	$—	$—	$216,771
Cost of products sold	—	169,702	—	—	169,702

Gross profit	—	47,069	—	—	47,069
Selling, general and administrative	3,258	24,218	—	—	27,476
Interest	4,138	14	—	(863)	3,289
Loss on debt retirements and spin-off charges	26	—	—	—	26
Other income	(818)	(2,455)	—	—	(3,273)
Intercompany other income	(863)	—	—	863	—

	5,741	21,777	—	—	27,518

Income (loss) before the following items	(5,741)	25,292	—	—	19,551
Income taxes (benefit)	(1,956)	8,794	—	—	6,838

	(3,785)	16,498	—	—	12,713
Income from discontinued operations – net of income taxes	—	—	—	—	—
Equity in earnings of subsidiaries	16,498	—	—	(16,498)	—

Net income (loss)	$12,713	$16,498	$—	$(16,498)	$12,713

Condensed consolidating statement of operations for the three months ended February 28, 2006
Net sales	$—	$216,763	$—	$—	$216,763
Cost of products sold	—	179,397	—	—	179,397

Gross profit	—	37,366	—	—	37,366
Selling, general and administrative	2,222	18,265	—	—	20,487
Interest	7,837	366	—	(863)	7,340
Loss on debt retirements and spin-off charges	—	—	—	—	—
Other income	(1,557)	(3,717)	—	—	(5,274)
Intercompany other income	(863)	—	—	863	—

	7,639	14,914	—	—	22,553

Income (loss) before the following items	(7,639)	22,452	—	—	14,813
Income taxes (benefit)	(2,812)	6,314	—	—	3,502

	(4,827)	16,138	—	—	11,311
Income from discontinued operations – net of income taxes	—	—	—	—	—
Equity in earnings of subsidiaries	16,138	—	—	(16,138)	—

Net income (loss)	$11,311	$16,138	$—	$(16,138)	$11,311

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating statement of operations for the nine months ended February 28, 2007
Net sales	$—	$734,255	$—	$—	$734,255
Cost of products sold	—	569,097	—	—	569,097

Gross profit	—	165,158	—	—	165,158
Selling, general and administrative	8,800	69,881	—	—	78,681
Interest	16,052	40	—	(2,618)	13,474
Loss on debt retirements and spin-off charges	26	—	—	—	26
Other income	(3,986)	(27,638)	—	—	(31,624)
Intercompany other income	(2,618)	—	—	2,618	—

	18,274	42,283	—	—	60,557

Income (loss) before the following items	(18,274)	122,875	—	—	104,601
Income taxes (benefit)	(6,652)	40,457	—	—	33,805

	(11,622)	82,418	—	—	70,796
Income from discontinued operations – net of income taxes	—	—	—	—	—
Equity in earnings of subsidiaries	82,418	—	—	(82,418)	—

Net income (loss)	$70,796	$82,418	$—	$(82,418)	$70,796

Condensed consolidating statement of operations for the nine months ended February 28, 2006
Net sales	$—	$679,411	$—	$—	$679,411
Cost of products sold	—	571,553	—	—	571,553

Gross profit	—	107,858	—	—	107,858
Selling, general and administrative	5,272	53,275	—	—	58,547
Interest	24,944	2,129	—	(2,618)	24,455
Loss on debt retirements and spin-off charges	112,391	—	—	—	112,391
Other income	(4,424)	(13,152)	—	—	(17,576)
Intercompany other income	(2,618)	—	—	2,618	—

	135,565	42,252	—	—	177,817

Income (loss) before the following items	(135,565)	65,606	—	—	(69,959)
Income taxes (benefit)	(47,704)	20,264	—	—	(27,440)

	(87,861)	45,342	—	—	(42,519)
Income from discontinued operations – net of income taxes	—	(176)	8,867	—	8,691
Equity in earnings of subsidiaries	54,033	—	—	(54,033)	—

Net income (loss)	$(33,828)	$45,166	$8,867	$(54,033)	$(33,828)

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating statement of cash flows for the nine months ended February 28, 2007
Operating activities
Cash provided by continuing operating activities	$(108,829)	$234,580	$—	$—	$125,751
Cash used by discontinued operating activities	—	—	—	—	—

Net cash provided by operating activities	(108,829)	234,580	—	—	125,751
Investing activities
Capital expenditures – expansions	—	(170,217)	—	—	(170,217)
Capital expenditures – other	—	(66,222)	—	—	(66,222)
Proceeds from asset disposals	—	961	—	—	961
Purchases of short-term investments	(8,500)	—	—	—	(8,500)
Sales of short-term investments	59,000	—	—	—	59,000
Investments in life insurance contracts	(5,288)	—	—	—	(5,288)
Intercompany investing activities	—	—	—	—	—
Other – net	—	(125)	—	—	(125)

Cash used by continuing investing activities	45,212	(235,603)	—	—	(190,391)
Cash used by discontinued investing activities	—	—	—	—	—

Net cash used by investing activities	45,212	(235,603)	—	—	(190,391)
Financing activities
Long-term borrowings	—	—	—	—	—
Debt retirements	(1,285)	—	—	—	(1,285)
Debt issuance costs	—	—	—	—	—
Debt retirement costs	(4)	—	—	—	(4)
Stock option exercises	5,976	—	—	—	5,976
Excess tax benefits from stock-based compensation	1,647	—	—	—	1,647
Common dividends paid	(5,468)	—	—	—	(5,468)

Cash provided (used) by continuing financing activities	866	—	—	—	866
Cash provided by discontinued financing activities	—	—	—	—	—

Net cash provided (used) by financing activities	866	—	—	—	866

Decrease in cash and cash equivalents	(62,751)	(1,023)	—	—	(63,774)
Cash and cash equivalents at beginning of period	78,569	5,570	—	—	84,139

Cash and cash equivalents at end of period	$15,818	$4,547	$—	$—	$20,365

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating statement of cash flows for the nine months ended February 28, 2006
Operating activities
Cash provided by continuing operating activities	$3,754	$39,233	$—	$11,013	$54,000
Cash used by discontinued operating activities	—	—	3,309	(11,013)	(7,704)

Net cash provided by operating activities	3,754	39,233	3,309	—	46,296
Investing activities
Capital expenditures – expansions	—	(36,061)	—	—	(36,061)
Capital expenditures – other	—	(27,512)	—	—	(27,512)
Proceeds from asset disposals	—	14,509	—	—	14,509
Purchases of short-term investments	(48,500)	—	—	—	(48,500)
Sales of short-term investments	—	—	—	—	—
Investments in life insurance contracts	(4,071)	—	—	—	(4,071)
Intercompany investing activities	341,139	—	—	(341,139)	—
Other – net	(2,367)	352	—	—	(2,015)

Cash used by continuing investing activities	286,201	(48,712)	—	(341,139)	(103,650)
Cash used by discontinued investing activities	—	—	(343,896)	341,139	(2,757)

Net cash used by investing activities	286,201	(48,712)	(343,896)	—	(106,407)
Financing activities
Long-term borrowings	250,000	—	—	—	250,000
Debt retirements	(600,353)	—	—	—	(600,353)
Debt issuance costs	(7,356)	—	—	—	(7,356)
Debt retirement costs	(96,029)	—	—	—	(96,029)
Stock option exercises	7,028	—	—	—	7,028
Excess tax benefits from stock-based compensation	—	—	—	—	—
Common dividends paid	(5,172)	—	—	—	(5,172)

Cash provided (used) by continuing financing activities	(451,882)	—	—	—	(451,882)
Cash provided by discontinued financing activities	—	—	340,587	—	340,587

Net cash provided (used) by financing activities	(451,882)	—	340,587	—	(111,295)

Decrease in cash and cash equivalents	(161,927)	(9,479)	—	—	(171,406)
Cash and cash equivalents at beginning of period	241,287	10,313	—	—	251,600

Cash and cash equivalents at end of period	$79,360	$834	$—	$—	$80,194

EXHIBIT A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Texas Industries, Inc.

We have reviewed the accompanying consolidated balance sheet of Texas Industries, Inc. and subsidiaries (the Company) as of February 28, 2007, and the related consolidated statements of operations for the three and nine-month periods ended February 28, 2007 and 2006 and cash flows for the nine-month periods ended February 28, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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

March 29, 2007

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

RESULTS OF OPERATIONS

The following table highlights certain of our operating information.

	Three-months ended February 28,		Nine-months ended February 28,
In thousands except per unit	2007	2006	2007	2006
Sales
Cement	$107,143	$104,290	$355,828	$319,807
Stone, sand and gravel	33,043	34,645	113,832	111,368
Ready-mix concrete	57,007	59,732	202,591	196,021
Other products	26,048	29,302	88,717	82,084
Interplant	(23,890)	(29,165)	(85,414)	(87,595)
Delivery fees	17,420	17,959	58,701	57,726

Net Sales	$216,771	$216,763	$734,255	$679,411

Shipments
Cement (tons)	1,122	1,164	3,749	3,747
Stone, sand and gravel (tons)	4,527	5,417	16,561	18,684
Ready-mix concrete (cubic yards)	736	847	2,695	2,859
Prices
Cement ($/ton)	$95.50	$89.62	$94.91	$85.35
Stone, sand and gravel ($/ton)	7.30	6.40	6.87	5.96
Ready-mix concrete ($/cubic yard)	77.49	70.49	75.19	68.54
Cost of sales
Cement ($/ton)	$61.98	$65.36	$64.10	$65.73
Stone, sand and gravel ($/ton)	6.56	5.96	5.59	5.18
Ready-mix concrete ($/cubic yard)	76.38	71.18	71.80	67.16

Gross profit for the three-month period ended February 28, 2007 was $47.1 million, an increase of $9.7 million from the prior year period. Gross profit for the nine-month period ended February 28, 2007 was $165.2 million, an increase of $57.3 million. The increases were primarily the result of improved product pricing and lower cement unit costs.

Sales. Net sales for the three-month period ended February 28, 2007 were $216.8 million, which was comparable to the prior year period. Total cement sales increased $2.9 million on 7% higher average prices and 4% lower shipments. Total stone, sand and gravel sales decreased $1.6 million on 14% higher average prices and 16% lower shipments. Total ready-mix concrete sales decreased $2.7 million on 10% higher average prices and 13% lower volumes.

Net sales for the nine-month period ended February 28, 2007 were $734.3 million, an increase of $54.8 million from the prior year period. Total cement sales increased $36.0 million on 11% higher average prices and comparable shipments. Total stone, sand and gravel sales increased $2.5 million on 15% higher average prices and 11% lower shipments. Total ready-mix concrete sales increased $6.6 million on 10% higher average prices and 6% lower volumes.

Adverse weather (low temperatures, ice and above average rainfall) in our north Texas market area reduced shipments of all of our major products in the current three-month period. In addition, stone, sand and gravel shipments were lower in the current periods due to the expiration of a low margin, large supply contract at the beginning of the current fiscal year. Average prices for our major products have continued to improve. Market conditions have continued to support our current level of pricing.

Cost of Products Sold. Cost of products sold for the three-month period ended February 28, 2007 was $169.7 million, a decrease of $9.7 million from the prior year period. Cement unit costs decreased 5%. Stone, sand and gravel unit costs increased 10%. Ready-mix concrete unit costs increased 7%.

Cost of products sold for the nine-month period ended February 28, 2007 was $569.1 million, a decrease of $2.5 million from the prior year period. Cement unit costs decreased 2%. Stone, sand and gravel unit costs increased 8%. Ready-mix concrete unit costs increased 7%.

Overall energy costs declined from the prior year periods and contributed to lower cement unit costs. Stone, sand and gravel overall unit cost of sales increased primarily due to lower productivity caused by the adverse weather conditions in north Texas and also reduced shipments. Ready-mix concrete unit costs increased primarily due to the higher cost of cement and aggregate raw materials.

Selling, General and Administrative. Selling, general and administrative expense for the three-month period ended February 28, 2007 was $27.5 million, an increase of $7.0 million from the prior year period. Operating selling, general and administrative expense increased $4.4 million primarily due to $1.7 million higher incentive compensation expense, $700,000 higher wages and benefits and $400,000 higher stock-based compensation. Corporate selling, general and administrative expense increased $2.6 million primarily due to $1.6 million higher incentive compensation expense and $900,000 higher stock-based compensation expense.

Selling, general and administrative expense for the nine-month period ended February 28, 2007 was $78.7 million, an increase of $20.1 million from the prior year period. Operating selling, general and administrative expense increased $10.2 million primarily due to $5.2 million higher incentive compensation expense, $1.4 million higher wages and benefits and $1.1 million higher stock-based compensation expense. Corporate selling, general and administrative expense increased $9.9 million primarily due to $6.6 million higher incentive compensation expense and $2.7 million higher stock-based compensation expense.

Other Income. Other income for the three-month period ended February 28, 2007 was $3.3 million, a decrease of $2.0 million from the prior year period primarily due to lower gains from the routine sale of surplus operating assets and real estate. Other income for the nine-month period ended February 28, 2007 was $31.6 million, an increase of $14.0 million from the prior year period. Other income in the current nine-month period includes operating other income of $19.8 million representing distributions which we received pursuant to agreements that settled a 16-year dispute over the U.S. antidumping duty order on cement imports from Mexico. Other income in the prior year nine-month period includes corporate other income of $3.8 million resulting from the sale of certain investment assets.

Interest Expense. Interest expense for the three-month period ended February 28, 2007 was $3.3 million, a decrease of $4.1 million from the prior year period. Interest expense for the nine-month period ended February 28, 2007 was $13.5 million, a decrease of $11.0 million from the prior year period. Interest expense capitalized in conjunction with our Oro Grande, California cement plant expansion and modernization project reduced the amount of interest expense recognized by $3.7 million in the current three-month period and $8.1 million in the current nine-month period. Total interest expense to be capitalized related to this project during the two year construction period is currently estimated at $25 million. Also contributing to lower interest expense in the current nine-month period was our prior year debt refinancing in connection with the spin-off of Chaparral Steel Company.

Loss on Debt Retirements and Spin-off Charges. Loss on debt retirements and spin-off charges for the nine-month period ended February 28, 2006 includes a loss of $107.0 million related to the early retirement of our 10.25% senior notes and former credit facility, consisting of $96.0 million in premiums and consent payments plus transaction costs, and a write-off of $11.0 million of debt issuance costs and interest rate swap gains and losses associated with the debt purchased. In addition, we incurred $5.4 million in charges related to the spin-off of Chaparral in July 2005.

Income Taxes. Federal income taxes for the interim periods ended February 28, 2007 and 2006 have been included in the accompanying financial statements on the basis of an estimated annual rate for continuing operations. The estimated annualized rate for continuing operations does not include the tax impact of the loss on debt retirements and Chaparral spin-off charges and other discrete items. The estimated annualized rate for continuing operations excluding these charges is 32.1% for 2007 compared to 27.1% for 2006. The primary reason that the tax rate differs from the 35% statutory corporate rate is due to percentage depletion that is tax deductible and state income taxes. The estimated effective rate for discontinued operations is 35% for 2006, and reflects Chaparral’s allocable share of such tax as prescribed in our tax sharing agreement with Chaparral.

Income from Discontinued Operations - Net of Income Taxes. As a result of the spin-off of Chaparral, the operating results of our steel segment, including the allocation of certain corporate expenses, have been presented as discontinued operations. The nine-month period ended February 28, 2006 includes steel operations through the July 29, 2005 spin-off date.

LIQUIDITY AND CAPITAL RESOURCES

In addition to cash and cash equivalents of $20.4 million at February 28, 2007, our sources of liquidity include cash from operations, borrowings available under our $200 million senior secured revolving credit facility and distributions available from our investments in life insurance contracts.

Senior Secured Revolving Credit Facility. We have available a $200 million senior secured revolving credit facility expiring in July 2010. It includes a $50 million sub-limit for letters of credit. Any outstanding letters of credit are deducted from the borrowing availability under the facility. At February 28, 2007, $29.5 million of the facility was utilized to support letters of credit. Amounts drawn under the facility bear interest either at the LIBOR rate plus a margin of 1% to 2%, or at a base rate (which is the higher of the federal funds rate plus 0.5% and the prime rate) plus a margin of up to 1%. The interest rate margins are subject to adjustments based on our leverage ratio.

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

Investments in Life Insurance Contracts. In connection with certain of our benefit plans, we have purchased life insurance contracts having a total cash surrender value of $104.2 million as of February 28, 2007. During fiscal year 2005 we repaid previous distributions received from our investments in life insurance contracts in the amount of $51.2 million. Approximately $50 million of these funds are available for redistribution at our election.

Capital Expenditure Commitments. During fiscal year 2006, we commenced construction on a project to expand and modernize our Oro Grande, California cement plant. We plan to expand the Oro Grande plant to approximately 2.3 million tons of advanced dry process cement production capacity annually, and retire the 1.3 million tons of existing, but less efficient, production after the new plant is commissioned. We expect the Oro Grande project will cost approximately $358 million excluding capitalized interest related to the project, of which $240.4 million has been incurred as of February 28, 2007. The new plant is expected to commence operation by the end of calendar year 2007. We expect our capital expenditures for the remainder of fiscal year 2007, including those related to the expansion and modernization of our Oro Grande cement plant, to be approximately $65 million.

Convertible Subordinated Debentures. In conjunction with the conversion or redemption of the preferred securities of TXI Capital Trust I, during the three-month period ended February 28, 2007, a total of $66.4 million aggregate principal amount of our 5.5% convertible subordinated debentures were converted into 1,293,379 shares of our common stock, and a total of $900,000 aggregate principal amount of debentures were redeemed. In March 2007, an additional $91.5 million aggregate principal amount of debentures were converted into 1,783,466 shares of our common stock, and the remaining $900,000 aggregate principal amount of debentures outstanding were redeemed.

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

Cash Flows

Net cash provided by continuing operating activities for the nine-month period ended February 28, 2007 was $125.8 million compared to $54.0 million for the prior year period. The increase resulted primarily from higher net income and its related effects on deferred income taxes and changes in working capital items.

Net cash used by continuing investing activities for the nine-month period ended February 28, 2007 was $190.4 million compared to $103.7 million for the prior year period. Capital expenditures incurred in connection with the expansion and modernization of our Oro Grande, California cement plant were $170.2 million, up $134.2 million from the prior year period. Capital expenditures for normal replacement and technological upgrades of existing equipment and acquisitions to sustain our existing operations were $66.2 million, up $38.7 million from the prior year period. In the current period, we decreased our investments in auction rate securities $50.5 million. In the prior year period we invested $48.5 million in auction rate securities.

Net cash provided by continuing financing activities for the nine-month period ended February 28, 2007 was $900,000 compared to $451.9 million used in the prior year period. In the prior year period we purchased $600 million aggregate principal amount of our 10.25% senior notes, paying $96.0 million in premiums and consent payments plus transaction costs. To fund the purchase we issued $250 million aggregate principal amount of our 7.25% senior notes and incurred $7.4 million in debt issuance costs, received a cash dividend of $341.1 million from Chaparral and used $112.3 million of cash and cash equivalents on hand.

Net cash provided by discontinued operations was $330.1 million for the nine-month period ended February 28, 2006. In connection with our refinancing and spin-off transactions, Chaparral issued $300 million aggregate principal amount of senior notes and borrowed $50 million under its new $150 million credit facility. The net proceeds were used to pay us a dividend of $341.1 million.

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

New Accounting Standards.

Stock-based Compensation. Effective June 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” utilizing the modified prospective transition method. Under this transition method, we account for awards granted prior to adoption, but for which the vesting period is not complete, on a prospective basis with expense being recognized in our statement of operations based on the grant date fair value estimated in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” We use the Black-Scholes option-pricing model to determine the fair value of stock options granted as of the date of grant. We use the average stock price on the date of grant to determine the fair value of restricted stock awards granted. The impact of recognizing compensation expense related to stock options using the fair value recognition provisions of SFAS No. 123R for the three-month period ended February 28, 2007 was $700,000 (net of tax benefit of $200,000) or $.03 per basic share and $.03 per diluted share, and for the nine-month period ended February 28, 2007 was $2.0 million (net of tax benefit of $400,000) or $.08 per basic share and $.07 per diluted share. The results for periods prior to June 1, 2006 have not been restated.

SFAS No. 123R also requires that the benefits associated with tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as previously required. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts can not be estimated, because they depend on, among other things, when employees exercise stock options. For the nine-month period ended February 28, 2007 excess tax benefits recognized in financing cash flows were $1.6 million.

Inventory Costs. On June 1, 2006, we adopted SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The adoption of this standard did not have an effect on our consolidated financial position or results of operations.

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

Fair Value Measurements. In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS is effective for our Company beginning June 1, 2008. We believe that the adoption of SFAS No. 157 will not have a material impact on our consolidated financial statements.

Accounting for Defined Benefit Pension and other Postretirement Plans. In September 2006, the Financial Accounting Standards Board issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This standard requires that previously unrecognized actuarial gains or losses, prior service costs or credits and transition obligations or assets be recognized generally through adjustments to accumulated other comprehensive income and credits to prepaid benefit cost or accrued benefit liability. As a result of these adjustments, the current funded status of defined benefit pension plans and other postretirement benefit plans will be reflected in our consolidated balance sheet as of May 31, 2007.

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

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities. We did not purchase any of our Common Stock on the open market during the three-month period ended February 28, 2007. However, we repurchased shares of our Common Stock in connection with so-called “stock swap exercises” of employee stock options in which shares are surrendered or deemed surrendered to us to pay the exercise price or to satisfy tax withholding obligations. The following table presents information with respect to such repurchases.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2006 – December 31, 2006	—	$—	N/A	N/A
January 1, 2007 – January 31, 2007	5,929	72.02	N/A	N/A
February 1, 2007 – February 28, 2007	—	—	N/A	N/A

Total	5,929	$72.02	N/A	N/A

Item 6.	Exhibits

The following exhibits are included herein:

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K dated August 28, 1996, File No. 001-04887)

3.2	By-laws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated April 13, 2005, File No. 001-04887)

3.3	Amended and Restated Certificate of Designations of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 1, 2006)

4.1	Form of Rights Agreement dated as of November 1, 2006, between Texas Industries, Inc. and Mellon Investor Services, LLC (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on October 20, 2006, File No. 001-04887)

4.2	Form of Amended and Restated Trust Agreement, dated as of June 5, 1998, among Texas Industries, Inc., The First National Bank of Chicago, First Chicago Delaware, Inc., Kenneth R. Allen, Larry L. Clark and James R. McCraw (incorporated by reference to Exhibit 4.5 to Form S-3/A dated June 1, 1996, File No. 333-50517)

4.3	Form of Convertible Subordinated Debenture Indenture, dated as of June 5, 1998, between Texas Industries, Inc. and First Chicago Delaware Inc. (incorporated by reference to Exhibit 4.6 to Form S-3/A dated June 1, 1996, File No. 333-50517)

4.4	Form of Guarantee Agreement, dated as of June 5, 1998, by Texas Industries, Inc. and First Chicago Delaware Inc. (incorporated by reference to Exhibit 4.7 to Form S-3/A dated June 1, 1996, File No. 333-50517)

4.5	Form of the Company’s 7 1/4% Senior Note due 2013 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

4.6	Form of the Company’s Notation of Guarantee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

4.7	Registration Rights Agreement, dated July 6, 2005, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

4.8	Indenture, dated July 6, 2005, among the Company, the Guarantors and Wells Fargo, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.1	Purchase Agreement, dated June 29, 2005, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.2	Credit Agreement, dated July 6, 2005, among the Company, Bank of America, N.A., as Administrative Agent and lender, L/C Issuer and Swing Line Lender, UBS Securities LLC, as Syndication Agent, and certain lenders (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.3	Separation and Distribution Agreement, dated July 6, 2005, between the Company and Chaparral (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.4	Amendment No. 1 to Separation and Distribution Agreement dated as of July 27, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated July 27, 2005, File No. 001-04887)

10.5	Tax Sharing and Indemnification Agreement, dated July 6, 2005, between the Company and Chaparral (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.6	Security Agreement, dated as of July 6, 2005, among the Company, the Guarantors and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.7	Employment Agreement of Mel G. Brekhus (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 22, 2007)

10.8	Texas Industries, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 as filed May 19, 1994, File No. 033-53715)

10.9	Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.10	Form of Stock Option Agreement under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 25, 2006)

10.11	Form of Non-Employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated April 19, 2006)

10.12	TXI Annual Incentive Plans-Fiscal Year 2007 (incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K filed on July 25, 2006)

10.13	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2009 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on July 25, 2006)

10.14	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2008, as amended (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on July 25, 2006)

10.15	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2007, as amended (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on July 25, 2006)

10.16	Master Performance-Based Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement filed on August 25, 2006)

10.17	Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on August 12, 2005, File No. 001-04887)

10.18	Form of SAR Agreement for Non-Employee Directors under Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on August 12, 2005, File No. 001-04887)

10.19	Form of Amendment No. 1 to SAR Agreement for Non-Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K dated April 19, 2006)

10.20	SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan between Texas Industries, Inc. and Mel G. Brekhus, dated June 1, 2004 (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on July 25, 2006)

10.21	Amendment No. 1 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, by and between Texas Industries, Inc. and Mel G. Brekhus dated April 24, 2006 (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K filed on July 25, 2006)

10.22	Contract, dated September 27, 2005, between Riverside Cement Company and Oro Grande Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated September 27, 2005, noting that portions of the exhibit were omitted pursuant to a request for confidential treatment)

10.23	Deferred Compensation Plan for Directors of Texas Industries, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 18, 2006)

10.24	Form of 2005 Executive Financial Security Plan (Annuity Formula) (incorporated by reference to Exhibit 10.25 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.25	Form of 2005 Executive Financial Security Plan (Lump Sum Formula) ) (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.26	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated April 19, 2006)

12.1	Computation of Ratios of Earnings to Fixed Charges

15.1	Letter re: Unaudited Interim Financial Information

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

The remaining exhibits have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS INDUSTRIES, INC.

March 29, 2007	/s/ Richard M. Fowler
Richard M. Fowler
Executive Vice President - Finance and Chief Financial Officer (Principal Financial Officer)

March 29, 2007	/s/ James R. McCraw
James R. McCraw
Vice President – Accounting and Risk Management (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K dated August 28, 1996, File No. 001-04887)

3.2	By-laws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated April 13, 2005, File No. 001-04887)

3.3	Amended and Restated Certificate of Designations of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 1, 2006)

4.1	Form of Rights Agreement dated as of November 1, 2006, between Texas Industries, Inc. and Mellon Investor Services, LLC (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on October 20, 2006, File No. 001-04887)

4.2	Form of Amended and Restated Trust Agreement, dated as of June 5, 1998, among Texas Industries, Inc., The First National Bank of Chicago, First Chicago Delaware, Inc., Kenneth R. Allen, Larry L. Clark and James R. McCraw (incorporated by reference to Exhibit 4.5 to Form S-3/A dated June 1, 1996, File No. 333-50517)

4.3	Form of Convertible Subordinated Debenture Indenture, dated as of June 5, 1998, between Texas Industries, Inc. and First Chicago Delaware Inc. (incorporated by reference to Exhibit 4.6 to Form S-3/A dated June 1, 1996, File No. 333-50517)

4.4	Form of Guarantee Agreement, dated as of June 5, 1998, by Texas Industries, Inc. and First Chicago Delaware Inc. (incorporated by reference to Exhibit 4.7 to Form S-3/A dated June 1, 1996, File No. 333-50517)

4.5	Form of the Company’s 7 1/4% Senior Note due 2013 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

4.6	Form of the Company’s Notation of Guarantee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

4.7	Registration Rights Agreement, dated July 6, 2005, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

4.8	Indenture, dated July 6, 2005, among the Company, the Guarantors and Wells Fargo, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.1	Purchase Agreement, dated June 29, 2005, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.2	Credit Agreement, dated July 6, 2005, among the Company, Bank of America, N.A., as Administrative Agent and lender, L/C Issuer and Swing Line Lender, UBS Securities LLC, as Syndication Agent, and certain lenders (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

Index to Exhibits-(Continued)

Exhibit Number

10.3	Separation and Distribution Agreement, dated July 6, 2005, between the Company and Chaparral (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.4	Amendment No. 1 to Separation and Distribution Agreement dated as of July 27, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated July 27, 2005, File No. 001-04887)

10.5	Tax Sharing and Indemnification Agreement, dated July 6, 2005, between the Company and Chaparral (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.6	Security Agreement, dated as of July 6, 2005, among the Company, the Guarantors and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.7	Employment Agreement of Mel G. Brekhus (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 22, 2007)

10.8	Texas Industries, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 as filed May 19, 1994, File No. 033-53715)

10.9	Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.10	Form of Stock Option Agreement under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 25, 2006)

10.11	Form of Non-Employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated April 19, 2006)

10.12	TXI Annual Incentive Plans-Fiscal Year 2007 (incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K filed on July 25, 2006)

10.13	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2009 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on July 25, 2006)

10.14	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2008, as amended (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on July 25, 2006)

10.15	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2007, as amended (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on July 25, 2006)

10.16	Master Performance-Based Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement filed on August 25, 2006)

10.17	Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on August 12, 2005, File No. 001-04887)

10.18	Form of SAR Agreement for Non-Employee Directors under Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on August 12, 2005, File No. 001-04887)

Index to Exhibits-(Continued)

Exhibit Number

10.19	Form of Amendment No. 1 to SAR Agreement for Non-Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K dated April 19, 2006)

10.20	SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan between Texas Industries, Inc. and Mel G. Brekhus, dated June 1, 2004 (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on July 25, 2006)

10.21	Amendment No. 1 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, by and between Texas Industries, Inc. and Mel G. Brekhus dated April 24, 2006 (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K filed on July 25, 2006)

10.22	Contract, dated September 27, 2005, between Riverside Cement Company and Oro Grande Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated September 27, 2005, noting that portions of the exhibit were omitted pursuant to a request for confidential treatment)

10.23	Deferred Compensation Plan for Directors of Texas Industries, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 18, 2006)

10.24	Form of 2005 Executive Financial Security Plan (Annuity Formula) (incorporated by reference to Exhibit 10.25 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.25	Form of 2005 Executive Financial Security Plan (Lump Sum Formula) (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.26	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated April 19, 2006)

12.1	Computation of Ratios of Earnings to Fixed Charges

15.1	Letter re: Unaudited Interim Financial Information

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer