Form 10-K
period 2007-05-31
TEXAS INDUSTRIES INC
filed 2007-07-13
CIK 97472

Use these links to rapidly review the document
TABLE OF CONTENTS
TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-4887

TEXAS INDUSTRIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-0832210 (I.R.S. Employer Identification No.)
1341 West Mockingbird Lane, Suite 700W, Dallas, Texas (Address of principal executive offices)	75247-6913 (Zip Code)
Registrant's telephone number, including area code: (972) 647-6700
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock, Par Value $1.00	Name of each exchange on which registered New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: NONE

        Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

        Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒ Accelerated Filer ☐ Non-accelerated Filer ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

        The aggregate market value of the Registrant's common stock, $1.00 par value, held by non-affiliates computed by reference to the price at which the common stock was last sold on the New York Stock Exchange as of November 30, 2006, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $1,611,293,912.

        As of June 30, 2007, 27,341,087 shares of the Registrant's common stock, $1.00 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

        Portions of the Registrant's definitive proxy statement for the annual meeting of shareholders to be held October 16, 2007, are incorporated by reference into Part III.

PART I

ITEM 1.    BUSINESS

General

        We are one of the largest suppliers of heavy building materials in the United States through our three business segments: cement, aggregates and consumer products. Our cement segment produces gray portland cement and specialty cements. Our cement production and distribution facilities are concentrated primarily in Texas and California, the two largest cement markets in the United States. Based on production capacity, we are the largest producer of cement in Texas with a 30% share in that state. Our aggregates segment produces natural aggregates, including sand, gravel and crushed limestone, and specialty lightweight aggregates. Our consumer products segment produces primarily ready-mix concrete and, to a lesser extent, packaged products. We are a major supplier of aggregates and ready-mix concrete in Texas and Louisiana and, to a lesser extent, in Oklahoma, Arkansas and Colorado. For financial information about our business segments, see note entitled "Business Segments" in the Notes to Consolidated Financial Statements in Item 8 of this Report.

        As of May 31, 2007, we operated 91 manufacturing facilities in six states. In fiscal year 2007, our business had net sales of $996.3 million, of which 42.8% was generated by our cement segment, 23.9% by our aggregates segment, and 33.3% by our consumer products segment. During the year, we shipped 5.1 million tons of finished cement, 22.1 million tons of natural aggregates, 1.8 million cubic yards of lightweight aggregates and 3.7 million cubic yards of ready-mix concrete.

        Our revenue is derived from multiple end-use markets, including the public works, residential, commercial, retail, industrial and institutional construction sectors, as well as the energy industry. Our diversified mix of products provides access to this broad range of end-user markets and mitigates the exposure to cyclical downturns in any one product and end-user market. No one customer accounted for more than 10% of our total net sales in fiscal year 2007.

        In November 2005, we commenced construction on a project to expand and modernize our Oro Grande, California cement plant. We are constructing approximately 2.3 million tons of advanced dry process annual cement production capacity, and we will retire the 1.3 million tons of existing, but less efficient, production capacity after the new plant is commissioned. As a result of the increase in capacity, we expect to become the second largest producer of cement in southern California. Once completed, the Oro Grande plant will be a modern, low cost facility, similar to our Midlothian dry process facility, and we will be well positioned to cost-effectively supply the southern California market. We expect to begin the startup and commissioning process in the fall or early winter of 2007, and to complete commissioning during the spring of 2008. The projected cost of the plant expansion is approximately $358 million, excluding capitalized interest related to the project.

        Although we have not signed a construction contract, we expect to commence construction in fiscal year 2008 on a project to expand our Hunter, Texas cement plant. We plan to expand the Hunter plant by approximately 1.4 million tons of advanced dry process annual cement production capacity. The .9 million tons of existing production will remain in operation. When completed, the Hunter plant will be a modern, low cost facility, similar to our Midlothian dry process facility, and we will be well positioned to cost-effectively supply the southern and central Texas market. We expect the new kiln system to start production by the end of calendar year 2009.

        We expect our capital expenditures in fiscal year 2008 to be approximately $200 million, which includes those related to our Oro Grande cement plant expansion but not any related to our Hunter cement plant expansion.

Discontinued Operations—Spin-off of Steel Subsidiary

        On July 29, 2005, we spun off 100% of Chaparral Steel Company, our steel manufacturing subsidiary, to our stockholders in a pro-rata, tax-free dividend of one share of Chaparral common stock for each share of our common stock. In connection with the spin-off, we issued $250 million principal amount of our 7.25% senior unsecured notes due 2013, entered into a new $200 million senior secured revolving credit facility, terminated our then existing senior credit facility and purchased for cash all of our then outstanding $600 million principal amount of 10.25% senior notes due 2011. See note entitled "Discontinued Operations" in the Notes to Consolidated Financial Statements in Item 8 of this Report.

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

Our Competitive Strengths and Strategies

        We believe the following competitive strengths and strategies are key to our ability to grow and compete successfully:

        Leading Market Positions.    We strive to be a major supplier in markets that have attractive characteristics, such as large market size, above average long-term projected population growth, strong economic activity and a year-round building season. We are the largest producer of cement in Texas (with a 30% share of total production capacity in that state). Upon completion of our Oro Grande cement plant expansion, we expect to become the second largest producer of cement in southern California. We believe we are also the largest supplier of expanded shale and clay specialty aggregate products west of the Mississippi River, the second largest supplier of stone, sand and gravel natural aggregate products in North Texas, one of the largest suppliers of ready-mix concrete in North Texas and one of the largest suppliers of sand and gravel aggregate products and ready-mix concrete in Louisiana. We believe our leadership in these markets enhances our competitive position.

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

        Strategic Locations and Markets.    The strategic locations of our facilities near our customer base and sources of raw materials allow us to access the largest cement consuming markets in the United States. Our cement manufacturing facilities are located in California and Texas, the two largest U.S. cement markets. During calendar year 2006, California and Texas accounted for approximately 31.7 million tons of cement consumption or approximately 24% of total U.S. cement consumption. California and Texas have also been the largest beneficiaries of increased federal transportation funding during the last several years. Funds distributed under multi-year federal highway legislation historically have comprised a majority of California and Texas' public works spending.

        Diversified Product Mix and Broad Range of End-User Markets.    Our revenue streams are derived from multiple end-user markets, including the public works, residential, commercial, retail, industrial and institutional construction sectors, as well as the energy industry. Accordingly, we have a broad and diverse customer base. Our diversified mix of products provides access to this broad range of end-user markets and mitigates the exposure to cyclical downturns in any one product or end-user market. No one customer accounted for more than 10% of our net sales in fiscal year 2007.

        Long-Standing Customer Relationships.    We have established a solid base of long-standing customer relationships. For example, our ten largest customers during fiscal year 2007 have done business with us for an average of over 19 years. We strive to achieve customer loyalty by delivering superior customer service and maintaining an experienced sales force with in-depth market knowledge. We believe our long-standing relationships and our leading market positions help to provide additional stability to our operating performance and make us a preferred supplier.

        Experienced Management Team.    Mel Brekhus, our chief executive officer, Dick Fowler, our chief financial officer, and the vice presidents responsible for the cement, aggregates and consumer products segments have an average of 27 years of industry experience. Our management team has led our company through several industry cycles and has demonstrated the ability to successfully complete and operate major expansion projects.

Products

Cement Segment

        Our cement segment produces gray portland cement as its principal product. We also produce specialty cements such as white portland, masonry and oil well cements.

        Our cement production facilities are located at four sites in Texas and California: Midlothian, Texas, south of Dallas/FortWorth, the largest cement plant in Texas; Hunter, Texas, south of Austin; and Oro Grande and Crestmore, California, both near Los Angeles. Except for the Crestmore facility, the limestone reserves used as the primary raw material are located on property we own adjacent to each of the plants. We purchase raw material for the Crestmore facility from multiple outside suppliers. Information regarding each of our facilities is as follows:

Plant	Rated Annual Productive Capacity— Tons of Clinker	Manufacturing Process	Service Date	Internally Estimated Minimum Reserves—Years
Midlothian, TX	2,200,000	Dry	2001	50
	600,000	Wet	1960
Hunter, TX	850,000	Dry	1979	100
Oro Grande, CA	1,150,000	Dry	1948	100
Crestmore, CA	100,000	Dry	1962	N/A

Total	4,900,000

        We use, under license, the patented CemStarSM process in both of our Texas facilities and our Oro Grande, California facility to increase combined annual production of cement clinker by up to 6%. The CemStarSM process adds "slag", a co-product of steel-making, into a cement kiln along with the regular raw material feed. The slag serves to increase the production of clinker with little additional cost. We originally developed and patented the CemStarSM process. We have sold the U.S. and Canadian patents to a third party, retaining a license to use the process. We continue to receive royalty payments from our original licensees, and have retained our right to license other foreign CemStarSM patents.

        The primary fuel source for all of our facilities is coal; however, we currently displace approximately 11% of our coal needs at our Midlothian plant and approximately 5% of our coal needs at our Hunter plant by utilizing alternative fuels such as waste-derived fuels and tires. Our facilities also consume large amounts of electricity. We believe that adequate supplies of both fuel and electricity are generally available.

        We produced approximately 4.9 million tons of finished cement in fiscal year 2007, 5.0 million tons in 2006, and 5.1 million tons in 2005. Total shipments of finished cement were approximately 5.1 million tons in fiscal year 2007, 5.1 million tons in fiscal year 2006, and 5.4 million tons in 2005, of which 4.2 million tons in fiscal year 2007, 4.2 million tons in fiscal year 2006 and 4.4 million tons in 2005 were shipped to outside trade customers. The difference between production and shipments of cement is cement we purchased from third parties. At May 31, 2007, our backlog was approximately 744,000 tons, approximately 500,000 tons of which we do not expect to fill in fiscal year 2008. At May 31, 2006, our backlog was approximately 847,000 tons.

        We market our cement products in the southwestern United States. Our principal marketing area includes the states of Texas, Louisiana, Oklahoma, California, Nevada and Arizona. Sales offices are maintained throughout the marketing area and sales are made primarily to numerous customers in the construction industry, no one of which would be considered significant to our business.

        Cement is distributed by rail or truck to seven distribution terminals located throughout the marketing area.

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

Type of Facility and General Location	Number of Plants	Rated Annual Productive Capacity	Internally Estimated Minimum Reserves—Years
Crushed Limestone:
North Central Texas	1	9.0 million tons	30
Oklahoma	1	6.0 million tons	90
Sand & Gravel:
North Central Texas	4	4.3 million tons	10
Central Texas	3	3.3 million tons	3
Louisiana	9	5.8 million tons	15
South Central Oklahoma	1	1.5 million tons	5

        Reserves identified with the facilities shown above and additional reserves available to support future plant sites are contained on approximately 39,400 acres of land, of which we own approximately 25,000 acres and lease the remainder. The plants operated at 79% of rated annual productive capacity for fiscal year 2007. Natural aggregate sales for the year totaled 22.1 million tons, of which approximately 17.7 million tons were shipped to outside trade customers.

        The cost of transportation limits the marketing of aggregate products to the areas within approximately 100 miles of the plant sites. Sales are therefore related to the level of construction activity near the plants. The products are marketed by our sales organization located in the areas served by the plants and are sold to numerous customers, no one of which would be considered significant to our business.

        Products are distributed to trade customers principally by contract or customer-owned haulers or through rail distribution facilities. To enhance our efficiency and competitiveness, particularly in sales of crushed stone, we strive to establish direct rail links between production facilities and our key markets, reducing the cost of transportation. We have installed rail loops at our crushed stone plants and rail terminals close to major markets, which allow rapid loading and unloading of product using unit-trains. In local areas surrounding our rail terminals, we believe we have a transportation cost advantage over some competing suppliers who rely to a greater extent on truck transportation.

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

Location	Number of Plants	Rated Annual Productive Capacity	Internally Estimated Minimum Reserves—Years
North Central Texas	1	.8 million cu. yds.	25
California	1	.3 million cu. yds.	25
Colorado	1	.5 million cu. yds.	25

        The table does not include our south Texas expanded shale and clay plant located near Houston. At the end of fiscal year 2006, we sold the land associated with the plant to a real estate developer. The plant ceased production in May 2007. During fiscal year 2008 we will dismantle the plant, but we will continue shipping product inventory until May 2008. After the inventory is exhausted, we will serve that market from our plant in north central Texas.

        The expanded shale and clay plants operated at 88% of rated annual productive capacity for fiscal year 2007. Lightweight aggregate sales for the year totaled approximately 1.8 million cubic yards, of which approximately 1.6 million cubic yards were shipped to outside trade customers.

        The cost of transportation limits the marketing of most lightweight aggregate products to the areas within approximately 200 miles of the plant or terminal sites. Sales are therefore related to the level of construction activity near the plants and terminals. The products are marketed by our sales organization located in the areas served by the plants and terminals and are sold to numerous customers, no one of which would be considered significant to our business. Products are distributed to trade customers principally by contract or customer-owned haulers and, to a lesser extent, by rail. Certain specialty products we have developed from our expanded shale and clay, such as DiamondPro® baseball infield conditioner, have developed a geographically dispersed customer base and are shipped to a significant portion of the continental United States.

Consumer Products Segment

        Ready-mix Concrete.    Our ready-mix concrete operations are situated in three areas in Texas (Dallas/Fort Worth/Denton, Houston and east Texas), in north and central Louisiana, and at one location in southern Arkansas. The following table summarizes various information concerning these facilities.

Location	Number of Plants	Number of Trucks
Texas	43	401
Louisiana	15	84
Arkansas	1	2

        The plants listed above are located on sites we own or lease. We manufacture and supply a substantial amount of the cement and aggregates used by the ready-mix plants. The remainder is purchased from outside suppliers. Ready-mix concrete is sold to various contractors in the construction industry, no one of which would be considered significant to our business. We believe that we are a significant participant in the Texas and Louisiana concrete products markets. The principal methods of competition in concrete products markets are quality and service at competitive prices. Because TXI is a producer of cement and aggregates, the primary components of concrete, we believe that our customers view us as a reliable supplier of quality concrete, particularly during times that the supply of raw material is tight.

        Other Products.    We manufacture and market packaged concrete mix, mortar, sand and related products from plant or distribution sites we own in the Dallas/Fort Worth, Austin and Houston areas in

Texas. The products are marketed by our sales force in each of these locations, and are delivered primarily by contract haulers direct to retailers. Since the cost of delivery is significant to the overall cost of most of these products, the market area is generally restricted to within approximately 100 miles of the plant locations. These products are sold by the retailers to contractors, distributors and property owners.

Competition

        All of the product segments and markets in which we participate are highly competitive. These markets are also generally regional because transportation costs are high relative to the value of the product. Ready-mix concrete also competes in relatively small geographic areas due to delivery time limits associated with pre-mixed concrete after the addition of water. As a result, in our aggregates and consumer products markets, there is little competition from imported products. However, our cement segment does compete with imported cement because of the higher value of the product.

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

        Our competitors in the cement markets include domestic subsidiaries of Holcim Ltd. and Cemex S.A. de C. V., other domestic producers and importers of foreign cement. Since most domestic producers are owned by large foreign producers, they maintain the capability to import cement from foreign production facilities during periods when market demand exceeds supply.

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

        Due to the lack of product differentiation, competition for all of our products is based largely on price and, to a lesser extent, quality of product and service. As a result, the prices that we charge our customers are not likely to be materially different from the prices charged by other producers in the same markets. Accordingly, our profitability is generally dependent on the level of demand for cement, aggregates and concrete products in the local markets we serve, and on our ability to control operating costs.

Employees

        At May 31, 2007, we had approximately 2,680 employees. Approximately 200 employees at our Oro Grande, California cement plant are covered by a new five-year collective bargaining agreement that was ratified and became effective in June 2007. Employees at our Crestmore, California cement plant voted in August 2005 to join the United Steel, Paper & Forestry, Rubber, Manufacturing, Energy, Allied Industrial & Service Workers Union, the same union that represents our Oro Grande plant employees. We are currently negotiating a collective bargaining agreement that will cover approximately 80 Crestmore employees. At this time we cannot predict when negotiations on this contract will be concluded.

        We believe our relationship with our employees is good.

Legal Proceedings

        We are defendants in lawsuits that arose in the ordinary course of business. In our judgment, the ultimate liability, if any, from such legal proceedings will not have a material effect on our consolidated financial position or results of operations.

Environmental

        We are subject to various federal, state and local environmental, health and safety laws and regulations. These laws and regulations govern, among other things:

  •
  air emissions,

  •
  wastewater discharges,

  •
  generation, use, handling, storage, transportation and disposal of hazardous substances and wastes,

  •
  investigation and remediation of contamination existing at current and former properties, and at third-party waste disposal sites,

  •
  exposure limits of our employees and others to dust, silica and other substances, and

  •
  safety standards for operating our quarries and plant equipment.

        Sources of air emissions and wastewater discharges at our facilities are regulated by a combination of permit limitations and emission standards of national and statewide application. These laws and regulations have tended to become increasingly stringent over time. In addition, permits are subject to modification, renewal and revocation requirements, which allow issuing agencies to tighten the permit limitations.

        A new environmental issue confronting our industry involves laws and regulations to combat climate change. Many scientists believe that carbon dioxide, a natural byproduct of the cement manufacturing process, is a greenhouse gas that contributes to global warming. In late 2005, seven northeastern states signed the Regional Greenhouse Gas Initiative agreement calling for a 10% reduction in carbon dioxide emissions in those states by 2019. Other states may join this agreement. In 2006, California adopted the "California Global Warming Solutions Act of 2006", which requires the California Air Resources Board (CARB) to achieve a 25% reduction in emissions of greenhouse gases from sources in California by 2020. A significant portion of our cement production capacity is in California, but CARB has not yet adopted regulations defining how the new law may apply to us. A recent U.S. Supreme Court decision (Massachusetts v. EPA) relating to regulation of carbon dioxide emissions from automobiles could spur further regulation by the EPA of greenhouse gases emitted by industries such as the cement industry. Although no restrictions have yet been imposed under federal laws, a number of bills have been introduced in the current session of the U. S. Congress that would regulate the emission of greenhouse gases in various ways. We are unable to predict currently how the carbon dioxide produced in the cement manufacturing process will be regulated, or what the cost or effect on our business will be.

        Many of the raw materials, products and by-products associated with the operation of any industrial facility, including those for the production of cement or concrete products, contain chemical elements or compounds that can be designated as hazardous. Some examples are the metals present in cement kiln dust, or CKD, and the ignitability of the waste derived fuels that we use as a primary or supplementary fuel substitute for nonrenewable fuels such as coal and natural gas to fire certain of our cement kilns. Currently, CKD is exempt from hazardous waste management standards under the Resource Conservation and Recovery Act, or RCRA, if certain tests are satisfied. We have demonstrated that the CKD we generate satisfies these tests, but there can be no guarantee that the tests will not be changed in the future.

        We operate a resource recovery facility for recovery of energy from waste derived fuels. This facility reduces our use of nonrenewable fuels such as coal and natural gas and disposes of materials such as gasoline, acids, solvents and chemicals that have been designated or characterized as hazardous waste by the EPA. These materials are transported, stored, and burned in accordance with strict regulatory and permit limitations imposed by the EPA and the state environmental agency. This requires us to familiarize our work force with the more exacting requirements of applicable environmental laws and regulations with respect to human health and the environment related to these activities. The failure to observe these exacting requirements could jeopardize our hazardous waste management permits and, under certain circumstances, expose us to significant liabilities and costs of cleaning up releases of hazardous substances into the environment or claims by employees or others alleging injury from exposure to hazardous substances.

        Like others in our business, we expend substantial amounts to comply with these environmental, health and safety laws, regulations and permit limitations, including amounts for pollution control equipment required to monitor and regulate air emissions and wastewater discharges. Since many of these requirements are subjective and therefore not quantifiable, or are presently not determinable, or are likely to be affected by future legislation or rule making by government agencies, it is not possible to accurately predict the aggregate future costs of compliance and their affect on our future results of operations or financial condition.

        For additional information about the environmental, health and safety risks inherent in our operations, see Item 1A, Risk Factors, in this Report.

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

Real Estate

        We own significant amounts of land, acquired for our business purposes such as mining limestone, sand, gravel and clay. When mining is completed or land becomes surplus for other reasons, we sell it for development or, in some instances, develop it ourselves. We are involved in the sale of land in a small number of high quality industrial and multi-use parks that we developed in the metropolitan area of Dallas/Fort Worth, Texas.

Research and Development

        We incurred no research and development cost for any of the past three fiscal years. All of our innovations are developed through the production process.

Executive Officers

        Following is information as of June 30, 2007 about our executive officers:

        Mel G. Brekhus, age 58, has been President and Chief Executive Officer since June 1, 2004. From 1998 through May 2004, he was Executive Vice President, Cement, Aggregate and Concrete. He joined us in 1989 as Vice President, Cement Production and within a short period became Vice President, Cement. His career in the cement industry began in 1972 when he joined Lehigh Portland Cement Company (1972-1983). While at Lehigh, he held various positions throughout the United States as Chemist, Production Manager and Plant Manager. He was Technical Manager and Plant Manager for Missouri Portland Cement Company (1984-1989) in their Midwest operations. His professional affiliations include the Portland Cement Association, where he is Past Chairman and presently a Director.

        Richard M. Fowler, age 64, has been Executive Vice President-Finance and Chief Financial Officer since July 2000. He was Vice President-Controller (1972-1984), Vice President Finance-Steel (1985-1987) and Vice President Finance-TXI (1987-2000). As a Certified Public Accountant (CPA), he maintains membership in both the Texas Society and the American Institute of CPAs, is a member of the Financial Executive Institute and serves on the Advisory Board of FM Global and the Board of Directors of Dee Brown, Inc.

        Frederick G. Anderson, age 56, has been Vice President, General Counsel and Secretary since November 2004. He has been a practicing attorney for 27 years. From March 2003 until November 2004 he engaged in the private practice of law, including as of counsel to Davis Munck P.C., a Dallas, Texas based law firm. From August 1997 through March 2003, he was Senior Vice President, General Counsel and Secretary of WebLink Wireless, Inc., a wireless telecommunications company. Mr. Anderson maintains membership in the State Bar of Texas, American Bar Association and Dallas Bar Association.

        Barry M. Bone, age 49, has been Vice President-Real Estate since 1995 and President of Brookhollow Corporation, our real estate subsidiary, since 1991. He joined us in 1982 and has served in various real estate positions since then.

        J. Lynn Davis, age 58, has been Vice President-Cement since December 1996. He joined us in 1971 and has served in various positions in our cement, aggregates and concrete operations since then.

        William J. Durbin, age 62, has been Vice President-Human Resources since March 2000. From 1996 to 2000, he served as Vice President-Human Resources and Administration of USI Bath & Plumbing Products, and Vice President-Human Resources of Zurn Industries.

        Stephen D. Mayfield, age 47, has been Vice President-Aggregates since September 2000. He joined us in 1984 and has held various positions in our cement, aggregates and concrete operations since then. He is a director of the National Stone, Sand and Gravel Association and a director of the Texas Aggregate and Concrete Association.

        James B. Rogers, age 40, has been Vice President-Consumer Products since August 2002. He joined us in 1996 and has held various positions in our cement, aggregates and concrete operations since then, including General Manager-Consumer Products from November 2000 until August 2002. He is a director of the National Ready-Mix Concrete Association and a former director of the Texas Aggregates and Concrete Association. Mr. Rogers is the son of Robert D. Rogers, our Chairman of the Board.

        Executive officers are elected annually by the board of directors and serve at the pleasure of the board.

Available Information

        Our company was incorporated in Delaware in 1951. We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any reports, statements and other information filed by us at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call (800) SEC-0330 for further information on the Public Reference Room. The SEC maintains an internet web site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Our filings are also available to the public at the website maintained by the SEC, http://www.sec.gov.

        We make available, free of charge, through our investor relations website our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with the SEC. These reports are available in the investor relations area of our website at http://www.txi.com.

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

Our construction projects to expand our Oro Grande, California and Hunter, Texas cement plants or future expansionary capital expenditures may not strengthen our competitive position.

        In order to strengthen our competitive position, in recent years we have made significant capital expenditures to expand our facilities. In November 2005 we commenced a project to expand and modernize our cement plant in Oro Grande, California. We are constructing approximately 2.3 million tons of advanced dry process annual cement production capacity, and we will retire the 1.3 million tons of existing, but less efficient, production after the new plant is commissioned. We expect to begin the startup and commissioning process in the fall or early winter of 2007, and to complete commissioning during the spring of 2008. The projected cost of the plant expansion is approximately $358 million, excluding capitalized interest related to the project.

        Although we have not signed a construction contract, we expect to commence construction on a project to expand our Hunter, Texas cement plant in fiscal year 2008. We plan to expand the Hunter plant by approximately 1.4 million tons of advanced dry process annual cement production capacity. The .9 million tons of existing production will remain in operation. We expect the new kiln system to start production by the end of calendar year 2009.

        We could experience construction delays or cost overruns for many reasons, including inclement weather, unavailability of materials or equipment and unanticipated site conditions. We have all material environmental authorizations necessary for the construction of the plants. We cannot obtain operating permits for our Oro Grande plant until the construction is complete. In addition, as we finalize the construction plans during the course of construction, we expect that amendments to our existing construction permits will be required to accommodate any changes we make to the original construction plans. Failure to timely receive any such permits, or permit amendments, could delay construction and startup. Our construction costs would also increase if we incur unanticipated costs to comply with any permit requirements that may be imposed as conditions to obtaining such permits or amendments. We cannot assure you that market conditions will remain favorable, or that any financing, if required, will be available on acceptable terms. We cannot assure you that either new plant, when completed, will operate in accordance with its design specifications. If it does not, we could incur additional costs or production delays while problems are corrected and, for our Oro Grande plant, an operating permit is obtained. As we do not have control over the cost or the outcome of these factors, we cannot assure you that the planned expansions will occur on schedule, within budget or at all.

        As a result of these or other unanticipated factors, the Oro Grande project, the Hunter project or any other future expansionary capital expenditures may not improve our competitive position and business prospects as anticipated. If certain of the events described above occur, it could materially and adversely affect our results of operations and financial condition.

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

Demand for cement is derived primarily from public (infrastructure), residential and non-residential construction. Construction activity in each of these segments is cyclical and is influenced by prevailing economic conditions, including availability of public funds, interest rate levels, inflation, consumer spending habits and employment. Additionally, fluctuations in the value of the dollar can be expected to affect our business. A strong U.S. dollar makes imported cement less expensive, resulting in more imports into the United States by foreign competitors, while a weak U.S. dollar has the opposite effect. Any significant decline in the level of general construction activity in our markets or increase in imported cement would negatively affect our operating results. Moreover, our industry is characterized by low backlogs, which means that our results of operations may be promptly affected by short-term economic fluctuations.

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

        Because we sell almost all of our cement in Texas and Southern California, and because cement sales contribute more to our profitability than any other product line, a significant decline in cement demand or prices in Texas or southern California would negatively impact our profitability.

        In particular, our customers are engaged in a substantial amount of construction in which government funding is a component and, as a result, can be subject to government budget constraints and political shifts resulting in funding reallocation. For example, funds distributed under multi-year federal highway legislation historically comprised a majority of California and Texas' public works spending. Any significant decrease in public works spending in either state could negatively affect our operating results.

        The level of residential construction has declined significantly in California in the last year. It has also declined in Texas, but to a lesser degree. Although the decline did not materially affect our operating results in 2007, a sustained period of continued declines could materially and adversely affect our operating results.

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

We may incur substantial expenditures to comply with environmental, health and safety laws. The enforcement of such laws may result in liability for civil or criminal fines or penalties or curtailment or suspension of our operations. We may become liable for environmental injury to persons or property.

        We are subject to various federal, state and local environmental, health and safety laws, regulations and permits as described more fully under the caption "Environmental Matters" in Item 1, Business. The U.S. Environmental Protection Agency, the Occupational Safety and Health Administration, the Mining Safety and Health Administration and various state agencies are charged with enforcing these laws, regulations and permits. These agencies can impose substantial civil and criminal fines and penalties, as well as curtail or suspend our operations, for violations and non-compliance. Moreover, private parties may bring actions against us for injuries to persons and damages to property allegedly caused by our operations. We intend to comply with these laws, regulations and permits. However, from time to time we receive claims from federal and state regulatory agencies asserting that we are or may be in violation of certain of these laws, regulations and permits, or from private parties alleging that our operations have injured them or their property. Based on our experience and information currently available to us, we believe that such claims will not have a material impact on us. However, despite our intentions and experience, if violations of law, injury to persons, damage to property or contamination of the environment has been or is caused by the conduct of our business or hazardous substances or wastes used, generated or disposed of by us, we may be liable for such violations, injuries and damages and be required to pay the cost of investigation and remediation of such contamination. The amount of such liability could materially and adversely affect our results of operations and financial condition.

        Changes in federal or state laws, regulations or permits or discovery of currently unknown conditions could increase our cost of compliance, require additional capital expenditures, interrupt production or hinder our ability to expand or build new production facilities. For example, California has adopted the "California Global Warming Solutions Act of 2006", which will result in the regulation of the emission of carbon dioxide, a natural by-product of the cement manufacturing process. The California Air Resources Board has not yet adopted regulations defining how the new law may apply to us. Also, a recent U.S. Supreme Court decision or any of a number of bills that have been introduced in the current session of the U. S. Congress may result in the federal regulation of the emission of greenhouse gases. We cannot yet predict the nature of this regulation, but any laws or regulations that impose limits on our carbon dioxide emissions, the raw materials or fuel we use or our production volumes, or that impose carbon taxes, could have a significant impact on the cement manufacturing industry and a material adverse effect on our results of operations and financial condition.

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

        Due to the high fixed cost nature of our business, interruptions in our production capabilities may cause our productivity and results of operations to decline significantly during the affected period. Our manufacturing processes are dependent upon critical pieces of equipment, such as our kilns and finishing mills. This equipment, on occasion, may be out of service as a result of unanticipated failures or damage during accidents. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. In addition, our operations in California are susceptible to damage from earthquakes, for which we maintain only a limited amount of earthquake insurance and, therefore, we are not fully insured against earthquake risk. We also have one to two-week scheduled shut-downs every 12 to 24 months to refurbish our cement production facilities. Any significant interruption in production capability may require us to make significant capital expenditures to remedy problems or damage as well as cause us to lose revenue due to lost production time, which could have a material adverse effect on our results of operations and financial condition.

We rely heavily on third-party truck and rail transportation, which is subject to delays and rate fluctuations.

        We rely heavily on third-party truck and rail transportation to ship our products to customers and coal, our primary fuel, to our plants. Availability of transportation when needed and fluctuations in cost can materially affect our business. Both of these factors are largely beyond our control. Rail and trucking operations are subject to capacity constraints and various hazards, including extreme weather conditions and slowdowns due to labor strikes and other work stoppages. If there are material changes in the availability or cost of rail or trucking services, we may not be able to arrange alternative and timely means to ship our products, which could lead to interruptions or slowdowns in our businesses or increases in our costs.

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

  •
  the diversion of resources and management's time and attention;

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

  •
  the difficulty of competing for acquisitions and other growth opportunities with companies having greater financial resources than we have; and

  •
  the difficulty of integrating the acquired operations and personnel into our existing business.

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

  •
  sell stock in our subsidiaries.

        Various risks and events beyond our control could affect our ability to comply with these covenants and maintain financial tests and ratios. If we cannot comply with the financial covenants in our senior secured credit facility, we may not be able to borrow under this facility. In addition, failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing that debt. In addition, lenders may be able to terminate any commitments they made to supply us with further funds. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by our financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. We cannot assure you that we will be able to obtain waivers or amendments of our financing agreements, if necessary, on acceptable terms or at all.

The spin-off could result in significant tax liability.

        Our distribution of the common stock of Chaparral to our stockholders in 2005 was conditioned upon our receipt of an opinion from our tax counsel to the effect that, among other things, the distribution qualified as a tax-free spin-off under Section 355 of the Internal Revenue Code of 1986, as amended, or the Code, to us and our stockholders for U.S. federal income tax purposes. The opinion was based upon various factual representations and assumptions, as well as upon certain undertakings. We are not aware of any facts or circumstances that would cause the representations and assumptions to be untrue or incomplete in any material respect. If, however, any of those factual representations or assumptions were untrue or incomplete in any material respect, any undertaking was not complied with, or the facts upon which the opinion was based were materially different from the facts at the time of the distribution, the distribution may not have qualified for tax-free treatment.

        Under current policy, the Internal Revenue Service, or IRS, will not issue advance rulings for certain significant aspects of spin-off transactions. Therefore, we did not apply for an advance ruling from the IRS with respect to the U.S. federal income tax consequences of the distribution. Opinions of counsel are not binding on the courts or the IRS, and the conclusions expressed in the opinion delivered to us could be challenged by the IRS.

        If the spin-off failed to qualify for tax-free treatment for U.S. federal income tax purposes, then, in general, we would be subject to tax as if we had sold the Chaparral common stock in a taxable sale for its fair market value. Our stockholders would be treated as if they had received a taxable dividend equal to the fair market value of the Chaparral common stock that was distributed to them, taxed as a dividend (without reduction for any portion of a stockholder's basis in its shares of our common stock) for U.S. federal income tax purposes and possibly for purposes of state and local tax law, to the extent of a stockholder's pro rata share of our current and accumulated earnings and profits (including any taxable gain of ours with respect to the spin-off). It is expected that the amount of any such taxes to our stockholders and us would be substantial.

Our ability to engage in acquisitions and other strategic transactions is subject to limitations because we agreed to certain restrictions in order to comply with U.S. federal income tax requirements for a tax-free spin-off.

        Current U.S. tax law that applies to spin-offs generally creates a presumption that the spin-off would be taxable to us but not to our stockholders if we engage in, or enter into an agreement to engage in, a transaction (or series of transactions) that would result in a 50% or greater change by vote or by value in our stock ownership during the four-year period beginning on the date two years before the distribution date, unless it is established that the transaction (or a series of transactions) is not pursuant to a plan related to the spin-off. U.S. Treasury regulations generally provide that whether an acquisition transaction and a spin-off transaction are part of a plan is determined based on all of the facts and circumstances, including specific factors listed in the regulations. In addition, the regulations provide certain "safe harbors" for acquisition transactions that are not considered to be part of a plan.

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

        In the tax sharing and indemnification agreement between us and Chaparral, Chaparral agreed to indemnify us and our subsidiaries for any loss, including any adjustment to our taxes, resulting from (1) any action or failure to act by Chaparral or any of its subsidiaries following the completion of the spin-off that would be inconsistent with or prohibit the spin-off from qualifying as a tax-free transaction to us and our stockholders under Section 355 of the Code, (2) certain acquisitions of its equity securities or assets or those of certain of its subsidiaries, and (3) any breach of any representation or covenant given by Chaparral or its subsidiaries in the separation documents or in connection with the tax opinion delivered by our tax counsel in connection with the spin-off. Chaparral's indemnification obligations to us and our subsidiaries, officers and directors, are not limited in amount or subject to any cap.

        Under the terms of the separation and distribution agreement between us and Chaparral, we and Chaparral have agreed to indemnify each other with respect to the indebtedness, liabilities and obligations that will be retained by our respective companies. These indemnification obligations could be significant.

        The ability to satisfy these indemnities if called upon to do so will depend upon the future financial strength of each of our companies. We cannot determine whether we will have to indemnify Chaparral for any substantial obligations. We also cannot assure you that, if Chaparral has to indemnify us for any substantial obligations, Chaparral will have the ability to satisfy those obligations to us. If Chaparral is unable to satisfy its obligations under its indemnity to us, we may be subject to substantial liabilities.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        The information required by this item is included in Item 1 of this Report.

ITEM 3.    LEGAL PROCEEDINGS

        Information about legal proceedings is incorporated by reference to the note entitled "Legal Proceedings and Contingent Liabilities" in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Shareholder Information

        Shares of our common stock, $1 par value, are traded on the New York Stock Exchange (ticker symbol TXI). As of June 30, 2007 there were 1,880 shareholder accounts of record. Restrictions on the payment of dividends are described in the note entitled "Long-term Debt" in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report. The following table sets forth for each of the fiscal quarterly periods indicated the high and low prices per share for our common stock as reported on the New York Stock Exchange and dividends paid per share. Stock prices prior to July 29, 2005, the last trading day before the spin-off of Chaparral Steel Company, have not been adjusted for the value of the distribution.

Per share	Aug.	Nov.	Feb.	May
2007
Stock prices: High	$54.90	$68.80	$81.53	$88.22
Low	43.39	46.52	62.81	71.02
Dividends paid	.075	.075	.075	.075
2006
Stock prices: High	$74.75	$62.81	$62.00	$70.00
Low	46.02	45.62	48.85	47.56
Dividends paid	.075	.075	.075	.075

Equity Compensation Plan Information

        The following table summarizes our equity compensation plans as of May 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)(2)	1,492,549	$36.08	1,836,064
Equity compensation plans not approved by security holders(3)	5,712	—	—

Total	1,498,261	$35.94	1,836,064

(1)
Our equity compensation plans are described in the note entitled "Stock-based Compensation" in the Notes to Consolidated Financial Statements in Item 8 of this Report.

(2)
Includes 9,514 shares of Common Stock issuable under stock awards assumed under our 2004 Omnibus Equity Compensation Plan in which certain employees were granted stock awards at no cost. Subject to continued employment, the 15 remaining participants are to be issued shares in five-year installments until age 60. The original program was discontinued in 1990.

(3)
Represents common stock issuable under deferred compensation agreements in which directors elected to defer annual and meeting fees. Compensation so deferred is denominated in shares of our common stock determined by reference to the average market price as specified by the terms of the individual agreement. Dividends are credited to the account denominated in shares of our common stock at a value equal to the fair market value of the stock on the date of payment of such dividend.

        All shares of common stock issuable under our compensation plans are subject to adjustment to reflect any increase or decrease in the number of shares outstanding as a result of stock splits, combination of shares, recapitalizations, mergers or consolidations.

Recent Sales of Unregistered Securities

        We did not sell unregistered equity securities during fiscal year 2007 that were not reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

        We did not purchase any of our Common Stock during the three-month period ended May 31, 2007.

ITEM 6.    SELECTED FINANCIAL DATA

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	2007	2006	2005	2004	2003
	$ In thousands except per share
FOR THE YEAR
Net sales	$996,250	$943,922	$834,803	$767,179	$718,118
Earnings
Income (loss) from continuing operations	100,907	(589)	45,444	42,277	27,165
Income (loss) from discontinued operations	—	8,691	79,079	(4,378)	(51,362)
Cumulative effect of accounting change	—	—	—	(1,551)	—
Net income (loss)	100,907	8,102	124,523	36,348	(24,197)
Capital expenditures	317,658	110,245	46,178	15,887	32,327
PER SHARE INFORMATION
Earnings per share (diluted)
Income (loss) from continuing operations	$3.80	$(.03)	$1.99	$1.96	$1.28
Income (loss) from discontinued operations	—	.38	3.46	(.20)	(2.42)
Cumulative effect of accounting change	—	—	—	(.07)	—
Net income (loss)	3.80	.35	5.45	1.69	(1.14)
Cash dividends	..30	..30	..30	..30	..30
Book value	28.77	19.89	40.62	35.32	34.44
YEAR END POSITION
Total assets	$1,262,236	$1,080,570	$2,194,454	$1,944,133	$1,729,610
Net working capital	127,856	283,924	372,849	269,314	58,300
Long-term debt	274,416	251,505	603,126	598,412	477,145
Convertible subordinated debentures	—	159,725	199,937	199,937	199,937
Shareholders' equity	728,482	473,064	927,567	761,984	727,509
Return on average common equity	18.1%	1.8%	14.7%	5.0%	(3.2)%
OTHER INFORMATION
Diluted average common shares outstanding (in 000's)	27,684	23,071	22,835	21,572	21,236
Common stock prices
High	$88.22	$74.75	$69.01	$38.79	$37.70
Low	43.39	45.62	36.24	21.11	17.35

        On July 29, 2005, we completed the spin-off of our steel segment in the form of a pro-rata, tax-free dividend to our shareholders of one share of Chaparral Steel Company common stock for each share of our common stock that was owned on July 20, 2005. The results of operations of the steel segment prior to the spin-off are presented as discontinued operations. See note entitled "Discontinued Operations" in the Notes to Consolidated Financial Statements in Item 8 of this Report.

        Stock prices prior to July 29, 2005, the last trading day before the spin-off of Chaparral Steel Company, have not been adjusted for the value of the distribution.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        We are a leading supplier of heavy building construction materials through our three business segments: cement, aggregates and consumer products. Our principal products are gray portland cement, produced and sold through our cement segment; stone, sand and gravel, produced and sold through our aggregates segment; and ready-mix concrete, produced and sold through our consumer products segment. Other products include expanded shale and clay aggregates, produced and sold through our aggregates segment, and packaged concrete and related products produced and sold through our consumer products segment.

        Our facilities are concentrated primarily in Texas, Louisiana and California. During fiscal year 2006, we commenced construction on a project to expand and modernize our Oro Grande, California cement plant. We are constructing approximately 2.3 million tons of advanced dry process annual cement production capacity, and we will retire the 1.3 million tons of existing, but less efficient, production after the new plant is commissioned. We expect to begin the startup and commissioning process in the fall or early winter of 2007, and that the project will cost approximately $358 million, excluding capitalized interest related to the project.

        Although we have not signed a construction contract, we expect to commence construction in fiscal year 2008 on a project to expand our Hunter, Texas cement plant. We plan to expand the Hunter plant by approximately 1.4 million tons of advanced dry process annual cement production capacity. The .9 million tons of existing production will remain in operation. We expect the new kiln system to start production by the end of calendar year 2009.

        We own long-term reserves of the primary raw materials for the production of cement and aggregates. Our business requires large amounts of capital investment, energy, labor and maintenance. Our corporate administrative, financial, legal, environmental, human resources and real estate activities are not allocated to operations and are excluded from operating profit.

        On July 29, 2005, we spun off 100% of Chaparral Steel Company, our steel manufacturing subsidiary, to our stockholders in a pro-rata, tax-free dividend of one share of Chaparral common stock for each share of our common stock. We have reported the historical results of our steel operations as discontinued operations in our financial statements. See note entitled "Discontinued Operations" in the Notes to Consolidated Financial Statements in Item 8 of this Report. Because we no longer own any interest in Chaparral or its steel operations, we have omitted any discussion of the steel operations from our Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

        The following table highlights certain operating information relating to our products.

	Year ended May 31,
	2007	2006	2005
	In thousands except per unit
Sales
Cement	$482,379	$447,594	$404,823
Stone, sand and gravel	155,562	153,480	134,220
Ready-mix concrete	278,067	265,254	222,680
Other products	119,798	118,555	104,847
Interplant	(118,406)	(121,127)	(105,576)
Delivery fees	78,850	80,166	73,809

Net sales	$996,250	$943,922	$834,803

Shipments
Cement (tons)	5,074	5,136	5,394
Stone, sand and gravel (tons)	22,114	25,246	23,616
Ready-mix concrete (cubic yards)	3,665	3,830	3,678
Prices
Cement ($/ton)	$95.06	$87.14	$75.05
Stone, sand and gravel ($/ton)	7.03	6.08	5.68
Ready-mix concrete ($/cubic yard)	75.87	69.25	60.54
Cost of sales
Cement ($/ton)	$63.08	$63.65	$58.03
Stone, sand and gravel ($/ton)	5.67	5.23	4.80
Ready-mix concrete ($/cubic yard)	71.92	67.69	61.12

Fiscal Year 2007 Compared to Fiscal Year 2006

        Gross profit for fiscal year 2007 was $236.1 million, an increase of $59.1 million from the prior fiscal year, primarily as a result of improved pricing and lower cement unit costs.

        Sales.    Net sales for fiscal year 2007 were $996.3 million, an increase of $52.4 million from the prior fiscal year. Total cement sales increased $34.8 million on 9% higher average prices and 1% lower shipments. Total stone, sand and gravel sales increased $2.1 million on 16% higher average prices and 12% lower shipments. Total ready-mix concrete sales increased $12.8 million on 10% higher average prices and 4% lower volumes.

        Adverse weather in the second half of our current fiscal year reduced shipments of all of our major products in our north Texas market area. In addition, stone, sand and gravel shipments were lower due to the expiration of a low margin, large supply contract at the beginning of our fiscal year. Average prices for our major products have continued to improve. Market conditions have continued to support our current level of pricing.

        Cost of Products Sold.    Cost of products sold for fiscal year 2007 was $760.2 million, a decrease of $6.7 million from the prior fiscal year. Cement unit costs decreased 1%. Energy costs representing 35% of total cement costs decreased 8%. Stone, sand and gravel unit costs increased 8%, primarily as a result of the effect on overall unit costs of lower productivity caused by the adverse weather conditions in north Texas and reduced shipments. Energy and maintenance costs representing 41% of stone, sand and gravel costs increased 20% and 12%, respectively. Ready-mix concrete unit costs increased 6%, primarily as a result of higher cement and aggregate raw material costs.

        Selling, General and Administrative.    Selling, general and administrative expense for fiscal year 2007 was $108.1 million, an increase of $19.4 million from the prior fiscal year. Operating selling, general and administrative expense for fiscal year 2007 was $62.9 million, an increase of $13.3 million from the prior fiscal year. The increase was primarily the result of $3.6 million higher incentive compensation expense, $1.5 million higher wages and benefits, $1.6 million higher stock-based compensation and $2.4 million higher insurance expense. Corporate selling, general and administrative expense for fiscal year 2007 was $45.2 million, an increase of $6.1 million from the prior fiscal year. The increase was primarily the result of $4.5 million higher incentive compensation expense and $7.9 million higher stock-based compensation, offset in part by $3.8 million lower insurance expense and $2.6 million lower general expenses. Our incentive plans are based on operating profit. Stock-based compensation includes compensation expense related to stock options as a result of our adoption, effective June 1, 2006, of SFAS No. 123R, "Share-Based Payment."

        Other income.    Other income for fiscal year 2007 was $36.6 million, a decrease of $10.6 million from the prior fiscal year. Operating other income for fiscal year 2007 was $28.5 million, a decrease of $3.5 million from the prior fiscal year. Operating other income in the current fiscal year includes $19.8 million representing distributions which we received pursuant to agreements that settled a 16-year dispute over the U.S. antidumping duty order on cement imports from Mexico. Operating other income in the prior fiscal year includes a gain of $24.0 million from the sale of real estate associated with our expanded shale and clay aggregate operations in south Texas. Corporate other income for fiscal year 2007 was $8.1 million, a decrease of $7.1 million from the prior fiscal year. The decrease was primarily the result of $3.2 million lower income from real estate and surplus corporate asset sales in the current fiscal year and a $3.8 million gain from the sale of an investment in the prior fiscal year.

Fiscal Year 2006 Compared to Fiscal Year 2005

        Gross profit for fiscal year 2006 was $177.0 million, an increase of $34.6 million from the prior fiscal year as a result of improved margins.

        Sales.    Net sales for fiscal year 2006 were $943.9 million, an increase of $109.1 million from the prior fiscal year. Total cement sales increased $42.8 million on 16% higher average prices and 5% lower shipments. Total stone, sand and gravel sales increased $19.3 million on 7% higher average prices and shipments. Total ready-mix concrete sales increased $42.6 million on 14% higher average prices and 4% higher volume.

        Construction activity in the Texas and California markets we serve remained solid. Average prices for our major products continued to improve. Average selling prices for cement increased throughout the year, following price increase announcements in the summer and spring quarters. These price increases followed increases in costs of sales discussed below. Average prices for stone, sand and gravel and ready-mix concrete had a similar pattern during the year. Cement shipments during the year declined because of lower beginning inventories and the lack of availability of outside purchases of cement and clinker in certain markets.

        Cost of Products Sold.    Cost of products sold for fiscal year 2006 was $766.9 million, an increase of $74.5 million from the prior fiscal year. Cement unit costs increased 10%. Energy costs representing 38% of total cement costs increased 37%. Stone, sand and gravel unit costs increased 9%. Energy and maintenance costs representing 41% of total stone, sand and gravel costs increased 34% and 16%, respectively. Ready-mix concrete unit costs increased 11%, primarily due to price increases for cement and aggregate raw materials.

        Selling, General and Administrative.    Selling, general and administrative expense for fiscal year 2006 was $88.7 million, an increase of $10.2 million from the prior fiscal year. Operating selling, general and administrative expense for fiscal year 2006 was $49.6 million, an increase of $4.4 million, primarily as a result of $6.3 million higher incentive compensation expense offset by lower insurance and general expenses. Corporate selling, general and administrative expense for fiscal year 2006 was $39.1 million, an increase of $5.8 million, primarily as a result of $4.8 million higher incentive and stock-based compensation expenses.

        Other Income.    Other income for fiscal year 2006 was $47.3 million, an increase of $24.5 million from the prior fiscal year. Operating other income for fiscal year 2006 was $32.0 million, an increase of $15.7 million from the prior fiscal year. Included in operating other income was a gain of $24.0 million from the sale of real estate in fiscal year 2006 and a gain of $6.2 million from the sale of emissions credits in fiscal year 2005. Both sales were associated with our expanded shale and clay aggregate operations in south Texas. Additional routine sales of surplus operating assets resulted in gains of $5.4 million in fiscal year 2006 and $6.7 million in fiscal year 2005. Corporate other income for fiscal year 2006 was $15.2 million, an increase of $8.9 million from the prior fiscal year, primarily as a result of an increase of $4.2 million in interest and real estate income and a gain of $3.8 million from the sale of an investment.

Interest Expense

        Interest expense for fiscal year 2007 was $14.1 million, a decrease of $17.1 million from the prior fiscal year. Interest capitalized in conjunction with our Oro Grande, California cement plant expansion and modernization project reduced the amount of interest expense recognized by $12.9 million in the current fiscal year and $1.5 million in the prior fiscal year. An additional $10.6 million in interest expense is currently estimated to be capitalized prior to beginning the startup and commissioning process in the fall or early winter of 2007.

        During fiscal year 2007, all of our outstanding 5.5% convertible subordinated debentures due June 30, 2028, totaling $159.7 million at May 31, 2006, were converted or redeemed. The conversion and redemptions reduced interest expense $4.4 million from the prior fiscal year. Also contributing to lower interest expense in fiscal year 2007 was prior year debt refinancing in connection with the spin-off of Chaparral Steel Company.

Loss on Early Retirement of Debt

        Loss on debt retirements and spin-off charges for fiscal year 2006 includes a loss of $107.0 million related to the early retirement of our 10.25% senior notes and former credit facility, consisting of $96.0 million in premiums and consent payments plus transaction costs, and a write-off of $11.0 million of debt issuance costs and interest rate swap gains and losses associated with the debt purchased. We also incurred expense of $800,000 related to the May 2006 conversion of $40.2 million of convertible subordinated debentures. In addition, we incurred $5.4 million in charges related to the spin-off of Chaparral in July 2005.

Income Taxes

        Our effective tax rate for continuing operations was 32.9% in 2007, 93.3% in 2006 and 27.0% in 2005. The primary reason that the effective tax rate differed from the 35% statutory corporate rate was due to state income taxes, additional percentage depletion that is tax deductible and, in 2006, spin-off and debt conversion costs that are not tax deductible. The effective rate for discontinued operations was 35.1% in 2006 and 35.0% in 2005.

        We fully utilized our federal and state net operating loss carryforwards in 2007. As of May 31, 2007, we had an alternative minimum tax credit carryforward of $6.2 million. The credit, which does not expire, is available for offset against future regular federal income tax.

        The American Jobs Creation Act of 2004, among other things, allows a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. We realized a benefit in 2007 of $1.1 million but did not realize a benefit in 2006 because of a taxable loss for the year.

Income from Discontinued Operations—Net of Income Taxes

        As a result of the spin-off of Chaparral, the operating results of our steel segment, including the allocation of certain corporate expenses, have been presented as discontinued operations. Fiscal year 2006 includes steel operations through the July 29, 2005 spin-off date.

CRITICAL ACCOUNTING POLICIES

        The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Changes in the facts and circumstances could have a significant impact on the resulting financial statements. We believe the following critical accounting policies affect management's more complex judgments and estimates.

        Receivables.    Management evaluates the ability to collect accounts receivable based on a combination of factors. A reserve for doubtful accounts is maintained based on the length of time receivables are past due or the status of a customer's financial condition. If we are aware of a specific customer's inability to make required payments, specific amounts are added to the reserve.

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

NEW ACCOUNTING STANDARDS

        Stock-based Compensation.    Effective June 1, 2006, we adopted SFAS No. 123R, "Share-Based Payment," utilizing the modified prospective transition method. Under this transition method, we account for awards granted prior to adoption, but for which the vesting period is not complete, on a prospective basis with expense being recognized in our statement of operations based on the grant date fair value estimated in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." We use the Black-Scholes option-pricing model to determine the fair value of stock options granted as of the date of grant. Options with graded vesting are valued as single awards and the related compensation cost is recognized using a straight-line attribution method over the shorter of the vesting period or required service period adjusted for estimated forfeitures. We use the average stock price on the date of grant to determine the fair value of restricted stock awards paid. The impact of recognizing compensation expense related to stock options using the fair value recognition provisions of SFAS No. 123R for 2007 was $2.9 million (net of tax benefit of $600,000) or $.12 per basic share and $.11 per diluted share. The results for periods prior to June 1, 2006 have not been restated.

        SFAS No. 123R also requires that the benefits associated with tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as previously required. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts can not be estimated, because they depend on, among other things, when employees exercise stock options. For 2007, excess tax benefits recognized in financing cash flows were $1.7 million.

        As of May 31, 2007, $12.5 million of total unrecognized compensation cost related to stock options, stock appreciation rights contracts, restricted stock payments and stock awards is expected to be recognized. We currently expect to recognize approximately $5.1 million of this stock-based compensation expense in 2008, $3.1 million in 2009, $2.2 million in 2010, $1.4 million in 2011, $600,000 in 2012 and an aggregate of $100,000 thereafter.

        Inventory Costs.    On June 1, 2006, we adopted SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The adoption of this standard did not have an effect on our consolidated financial position or results of operations.

        Accounting for Mining Stripping Costs.    On June 1, 2006, we adopted, Emerging Issues Task Force Issue 04-6, "Accounting for Stripping Costs Incurred during Production in the Mining Industry," which requires that stripping costs incurred during the production phase of the mine be included in the costs of the inventory produced during the period that the stripping costs are incurred. As of May 31, 2006, the balance of our capitalized post-production stripping costs was $7.9 million. In accordance with the transition provision of EITF 04-6, we wrote off these deferred costs, effective June 1, 2006, and recorded a charge to retained earnings of $4.9 million, net of tax benefits of $3.0 million. We will now recognize the costs of all post-production stripping activity as a cost of the inventory produced during the period the stripping costs are incurred. Although dependent in part on the future level of post-production stripping activity which varies from period to period, we do not expect that EITF 04-6 will have a material impact on our financial position or results of operations for periods following adoption.

        Accounting for Income Taxes.    In July 2006, the Financial Accounting Standards Board issued FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes," which will be effective for us beginning June 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes" and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We do not expect that the adoption of this interpretation will have a material impact on our consolidated financial statements.

        Fair Value Measurements.    In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, "Fair Value Measurements." This standard defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. This SFAS is effective for us beginning June 1, 2008. We do not expect that the adoption of SFAS No. 157 will have a material impact on our consolidated financial statements.

        Major Maintenance Activities.    In September 2006, the Financial Accounting Standards Board issued FSP AUG AIR-1, "Accounting for Planned Major Maintenance Activities." This FSP addresses the planned major maintenance of assets and prohibits the use of the "accrue-in-advance" method of accounting for these activities. This FSP is effective for us beginning June 1, 2007. The adoption of this FSP will not have a material impact on our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

        In addition to cash and cash equivalents of $15.1 million at May 31, 2007, our sources of liquidity include cash from operations, borrowings available under our $200 million senior secured revolving credit facility and distributions available from our investments in life insurance contracts.

        Senior Secured Revolving Credit Facility.    We have available a $200 million senior secured revolving credit facility expiring in July 2010. It includes a $50 million sub-limit for letters of credit. Any outstanding letters of credit are deducted from the borrowing availability under the facility. At May 31, 2007, $15.0 million was outstanding under the facility and an additional $29.5 million of the facility was utilized to support letters of credit. Amounts drawn under the facility bear interest either at the LIBOR rate plus a margin of 1% to 2%, or at a base rate (which is the higher of the federal funds rate plus 0.5% and the prime rate) plus a margin of up to 1%. The interest rate margins are subject to adjustments based on our leverage ratio.

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

        Investments in Life Insurance Contracts.    We have purchased life insurance contracts in connection with certain of our benefit plans. At May 31, 2007, these contracts had a net cash surrender value of $105.0 million, of which approximately $100 million is available for distribution at our election.

        Contractual Obligations.    The following is a summary of our estimated future payments under our material contractual obligations as of May 31, 2007.

	Future Payments by Period
	Total	2008	2009	2010	2011-2012	After 2012
	In thousands
Borrowings
Long-term debt excluding capital leases(1)	$266,489	$1,135	$—	$—	$15,000	$250,354
Interest	117,836	18,148	18,125	18,125	36,250	27,188
Operating leases(2)	50,847	14,883	8,988	8,210	14,831	3,935
Supply and service contracts(3)	75,069	39,019	27,585	7,816	649	—
Capital expenditures
Construction and equipment purchase obligations(4)	84,160	84,160	—	—	—	—
Capital lease(5)	30,480	1,524	1,524	1,524	3,048	22,860
Asset retirement obligations(6)	19,848	1,571	—	1,276	975	16,026
Defined benefit plans(7)(8)	104,879	2,491	3,187	3,490	7,969	87,742

	$749,608	$162,931	$59,409	$40,441	$78,722	$408,105

(1)
Our long-term debt is described in the note entitled "Long-term Debt" in the Notes to Consolidated Financial Statements in Item 8 of this Report. Our outstanding letters of credit issued under the senior secured revolving credit facility only collateralize payment of recorded liabilities.

(2)
We lease certain mobile and other equipment, office space and other items used in our operations under operating leases that may in the normal course of business be renewed or replaced by subsequent leases. Future payments under leases exclude mineral rights which are insignificant and are generally required only for products produced.

(3)
We purchase coal and other materials for use in our cement and expanded shale and clay plants that require minimum amounts of material be purchased. These future minimum payment amounts exclude transportation surcharges that may be imposed under certain circumstances. In addition, we purchase mining services for use at our north Texas cement plant. We expect to utilize these materials and services in the normal course of business operations.

(4)
We have entered into construction and equipment purchase contracts in connection with the expansion and modernization of our Oro Grande, California cement plant. We expect to begin the startup and commissioning process for the new plant in the fall or early winter of 2007.

(5)
We have entered into a long-term contract with a power supplier which includes the construction of certain power facilities at our Oro Grande plant. We recognized a capital lease obligation of $9.3 million related to payment obligations under the power supply contract related to these facilities. The total commitment under the contract includes maintenance services to be provided by the power supplier.

(6)
We incur legal obligations for asset retirement as part of our normal operations related to land reclamation, plant removal and Resource Conservation and Recovery Act closures.

(7)
We pay benefits under a series of non-qualified defined benefit plans.

(8)
We pay benefits under a health benefit plan covering approximately 600 employees and retirees of our California cement subsidiary. These employees are also covered by a qualified defined benefit pension plan. We contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus additional amounts considered appropriate. We expect to make a plan contribution of $900,000 in fiscal year 2008.

        During fiscal year 2006, we commenced construction on a project to expand and modernize our Oro Grande, California cement plant. We are constructing approximately 2.3 million tons of advanced dry process annual cement production capacity, and plan to retire the 1.3 million tons of existing, but less efficient, production after the new plant is commissioned. We expect the Oro Grande project will cost approximately $358 million excluding capitalized interest related to the project, of which $273.8 million has been expended as of May 31, 2007. The new plant is expected to begin the startup and commissioning process in the fall or early winter of 2007.

        Convertible Subordinated Debentures.    During the fiscal year 2007, $157.9 million aggregate principal amount of our 5.5% convertible subordinated debentures were converted into 3,078,208 shares of common stock. The remaining $1.8 million aggregate principal amount of debentures was redeemed.

        We expect cash and cash equivalents, cash from operations, available borrowings under our senior secured revolving credit facility and available distributions from our investments in life insurance contracts to be sufficient to provide funds for capital expenditure commitments currently estimated at $200 million for 2008 (including the expansion and modernization of our Oro Grande, California cement plant but excluding the expansion of our Hunter, Texas plant), scheduled debt payments, working capital needs and other general corporate purposes for at least the next year. We are reviewing alternatives for funding capital expenditures for our proposed expansion of the Hunter, Texas cement plant

Cash Flows

        Net cash provided by continuing operating activities for fiscal years 2007, 2006 and 2005 was $186.0 million, $97.4 million and $144.4 million, respectively.

        Net cash provided by continuing operating activities for fiscal year 2007 increased $88.6 million from fiscal year 2006. The increase was primarily the result of higher net income and the related effects on deferred income tax and working capital items. We also incurred a federal net operating tax loss in fiscal year 2006 that resulted in a $9.5 million tax refund claim realized in fiscal year 2007.

        Net cash provided by continuing operating activities for fiscal year 2006 decreased $47.1 million from fiscal year 2005. The decrease was primarily the result of changes in working capital items and the utilization of tax benefits in fiscal year 2005.

        Net cash used by continuing investment activities for fiscal years 2007, 2006 and 2005 was $268.0 million, $141.4 million and $98.5 million, respectively.

        Net cash used by continuing investing activities for fiscal year 2007 increased $126.6 million from fiscal year 2006 primarily as a result of higher capital expenditures. Capital expenditures incurred in connection with the expansion and modernization of our Oro Grande, California cement plant for fiscal years 2007, 2006 and 2005 were $208.4 million, $73.2 million and $6.4 million, respectively. Capital expenditures for normal replacement and technological upgrades of existing equipment and acquisitions to sustain our existing operations for fiscal years 2007, 2006 and 2005 were $109.3 million, $37.0 million and $39.8 million, respectively. We increased our investments in our north Texas aggregate operations in fiscal year 2007 to upgrade our rail distribution system and improve our production facilities.

        Proceeds from asset disposals result primarily from routine sales of surplus operating assets, which in fiscal year 2006 included the proceeds from the sale of real estate associated with our expanded shale and clay operations in south Texas. We invested $50.5 million in auction rate securities in fiscal year 2006 which were sold in fiscal year 2007. We increased our investment in life insurance contracts in fiscal year 2005 primarily as a result of repaying $51.2 million in prior distributions.

        Net cash provided (used) by continuing financing activities for fiscal years 2007, 2006 and 2005 was $13.0 million, $(453.5) million and $27.7 million, respectively.

        Borrowings under our senior secured credit revolving credit facility in fiscal year 2007 increased $15.0 million, net of repayments. In fiscal year 2006, we purchased $600 million aggregate principal amount of our 10.25% senior notes, paying $96.0 million in premiums and consent payments plus transaction costs. To fund the purchase we issued $250 million aggregate principal amount of our 7.25% senior notes and incurred $7.4 million in debt issuance costs, received a cash dividend of $341.1 million from Chaparral and used $112.3 million of cash and cash equivalents on hand.

        Net cash provided by discontinued operations for fiscal year 2006 was $330.1 million. In connection with our refinancing and spin-off transactions, Chaparral issued $300 million aggregate principal amount of senior notes and entered into a separate senior secured revolving credit facility. The net proceeds were used to pay us a dividend of $341.1 million.

OTHER ITEMS

Environmental Matters

        We are subject to federal, state and local environmental laws, regulations and permits concerning, among other matters, air emissions and wastewater discharge. We intend to comply with these laws, regulations and permits. However, from time to time we receive claims from federal and state environmental regulatory agencies and entities asserting that we are or may be in violation of certain of these laws, regulations and permits, or from private parties alleging that our operations have injured them or their property. Based on our experience and the information currently available to us, we believe that such claims will not have a material impact on our financial condition or results of operations. Despite our compliance and experience, it is possible that we could be held liable for future charges which might be material but are not currently known or estimable. In addition, changes in federal or state laws, regulations or requirements or discovery of currently unknown conditions could require additional expenditures by us.

Market Risk

        Historically, we have not entered into derivatives or other financial instruments for trading or speculative purposes. Because of the short duration of our investments, changes in market interest rates would not have a significant impact on their fair value. The fair value of fixed rate debt will vary as interest rates change.

        The estimated fair value of each class of financial instrument as of May 31, 2007 approximates its carrying value except for long-term debt having fixed interest rates. The fair value of long-term debt at May 31, 2007, estimated based on broker/dealer quoted market prices, is approximately $284.5 million compared to the carrying amount of $275.8 million.

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

        Certain statements contained in this annual report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the impact of competitive pressures and changing economic and financial conditions on our business, the level of construction activity in our markets, abnormal periods of inclement weather, unexpected periods of equipment downtime, changes in the cost of raw materials, fuel and energy, the impact of environmental laws and other regulations, and the risks and uncertainties described in Part I, Item 1A, "Risk Factors" of this Report.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required by this item is included in Item 7 of this Report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	May 31,
	2007	2006
	In thousands
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,138	$84,139
Short-term investments	—	50,606
Receivables—net	142,610	132,849
Inventories	121,467	102,052
Deferred income taxes and prepaid expenses	17,621	33,599

TOTAL CURRENT ASSETS	296,836	403,245
OTHER ASSETS
Goodwill	58,395	58,395
Real estate and investments	111,414	125,913
Deferred charges and intangibles	11,369	22,706

	181,178	207,014
PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	132,992	128,056
Buildings	41,485	42,069
Machinery and equipment	752,531	688,255
Construction in progress	362,646	95,094

	1,289,654	953,474
Less depreciation and depletion	505,432	483,163

	784,222	470,311

	$1,262,236	$1,080,570

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$109,749	$63,581
Accrued interest, wages and other items	57,891	55,059
Current portion of long-term debt	1,340	681

TOTAL CURRENT LIABILITIES	168,980	119,321
LONG-TERM DEBT	274,416	251,505
CONVERTIBLE SUBORDINATED DEBENTURES	—	159,725
DEFERRED INCOME TAXES AND OTHER CREDITS	90,358	76,955
SHAREHOLDERS' EQUITY
Common stock, $1 par value	27,323	25,863
Additional paid-in capital	448,289	334,054
Retained earnings	257,087	169,696
Cost of common stock in treasury	—	(52,093)
Accumulated other comprehensive loss	(4,217)	(4,456)

	728,482	473,064

	$1,262,236	$1,080,570

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Year Ended May 31,
	2007		2006		2005
	In thousands except per share
NET SALES		$996,250		$943,922		$834,803
Cost of products sold		760,160		766,941		692,414

GROSS PROFIT		236,090		176,981		142,389
Selling, general and administrative		108,106		88,663		78,434
Interest		14,074		31,155		23,533
Loss on debt retirements and spin-off charges		48		113,247		894
Other income		(36,629)		(47,270)		(22,727)

		85,599		185,795		80,134

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES		150,491		(8,814)		62,255
Income taxes (benefit)		49,584		(8,225)		16,811

INCOME (LOSS) FROM CONTINUING OPERATIONS		100,907		(589)		45,444
Income from discontinued operations—net of income taxes		—		8,691		79,079

NET INCOME		$100,907		$8,102		$124,523

Basic earnings (loss) per share
Income (loss) from continuing operations		$4.06		$(.03)		$2.06
Income from discontinued operations		—		.38		3.58

Net income		$4.06		$.35		$5.64

Diluted earnings (loss) per share
Income (loss) from continuing operations		$3.80		$(.03)		$1.99
Income from discontinued operations		—		.38		3.46

Net income		$3.80		$.35		$5.45

Average shares outstanding
Basic		24,815		23,071		22,076
Diluted		27,684		23,071		22,835

Cash dividends per share	$	..30	$	..30	$	..30

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Year Ended May 31,
	2007	2006	2005
	In thousands
OPERATING ACTIVITIES
Net income	$100,907	$8,102	$124,523
Adjustments to reconcile net income to cash provided by continuing operating activities
Income from discontinued operations	—	(8,691)	(79,079)
Loss on debt retirements	48	107,006	—
Gain on asset disposals	(2,917)	(34,768)	(6,582)
Depreciation, depletion and amortization	46,356	44,955	46,474
Deferred income taxes	11,354	6,581	33,811
Stock-based compensation expense	13,866	4,368	1,815
Excess tax benefits from stock-based compensation	(1,694)	—	—
Other—net	3,234	(4,130)	2,455
Changes in operating assets and liabilities
Receivables—net	846	(5,060)	(8,873)
Inventories	(18,975)	(18,761)	6,082
Prepaid expenses	1,392	(47)	(1,223)
Accounts payable and accrued liabilities	31,541	(2,186)	25,017

Cash provided by continuing operating activities	185,958	97,369	144,420
Cash provided (used) by discontinued operating activities	—	(7,778)	73,104

Net cash provided by operating activities	185,958	89,591	217,524
INVESTING ACTIVITIES
Capital expenditures—expansions	(208,381)	(73,212)	(6,365)
Capital expenditures—other	(109,277)	(37,033)	(39,813)
Proceeds from asset disposals	5,552	23,107	7,136
Purchases of short-term investments	(8,500)	(50,500)	—
Sales of short-term investments	59,000	—	—
Investments in life insurance contracts	(6,061)	(4,366)	(58,798)
Other—net	(336)	612	(677)

Cash used by continuing investing activities	(268,003)	(141,392)	(98,517)
Cash used by discontinued investing activities	—	(2,757)	(28,163)

Net cash used by investing activities	(268,003)	(144,149)	(126,680)
FINANCING ACTIVITIES
Long-term borrowings	38,000	250,000	—
Debt retirements	(25,521)	(600,700)	(699)
Debt issuance costs	—	(7,363)	(39)
Debt retirement costs	(6)	(96,029)	—
Interest rate swap terminations	—	—	(6,315)
Stock option exercises	6,394	7,510	41,399
Excess tax benefits from stock-based compensation	1,694	—	—
Common dividends paid	(7,517)	(6,908)	(6,643)

Cash provided (used) by continuing financing activities	13,044	(453,490)	27,703
Cash provided by discontinued financing activities	—	340,587	—

Net cash provided (used) by financing activities	13,044	(112,903)	27,703

Increase (decrease) in cash and cash equivalents	(69,001)	(167,461)	118,547
Cash and cash equivalents at beginning of year	84,139	251,600	133,053

Cash and cash equivalents at end of year	$15,138	$84,139	$251,600

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	$ In thousands except per share
May 31, 2004	$25,067	$261,455	$568,596	$(88,652)	$(4,482)	$761,984
Net income	—	—	124,523	—	—	124,523
Pension liability adjustment—net of tax	—	—	—	—	(3,241)	(3,241)
Common dividends paid—$.30 per share	—	—	(6,643)	—	—	(6,643)
Excess tax benefits from stock-based compensation	—	8,000	—	—	—	8,000
Treasury shares issued for bonuses and options and settlement of deferred compensation agreements—1,526,995 net shares	—	15,858	—	27,086	—	42,944

May 31, 2005	25,067	285,313	686,476	(61,566)	(7,723)	927,567
Net income	—	—	8,102	—	—	8,102
Pension liability adjustment—net of tax	—	—	—	—	3,267	3,267
Common dividends paid—$.30 per share	—	—	(6,908)	—	—	(6,908)
Distribution of discontinued operations to shareholders	—	—	(517,974)	—	—	(517,974)
Stock-based compensation	—	316	—	—	—	316
Excess tax benefits from stock-based compensation	—	10,712	—	—	—	10,712
Treasury shares issued for bonuses and options and settlement of deferred compensation agreements—420,791 net shares	—	(1,618)	—	9,473	—	7,855
Common stock issued for conversion of subordinated debentures—795,471 shares	796	39,331	—	—	—	40,127

May 31, 2006	25,863	334,054	169,696	(52,093)	(4,456)	473,064
Net income	—	—	100,907	—	—	100,907
Cumulative effect of change in accounting for post-production mine stripping costs—net of tax	—	—	(4,965)	—	—	(4,965)
Pension liability adjustment, prior to adoption of SFAS No. 158—net of tax	—	—	—	—	1,788	1,788
Postretirement benefit obligation adjustment to initially apply SFAS No. 158—net of tax	—	—	—	—	(1,549)	(1,549)
Common dividends paid—$.30 per share	—	—	(7,517)	—	—	(7,517)
Adjustment of distribution of discontinued operations to shareholders	—	—	(1,034)	—	—	(1,034)
Stock-based compensation	—	4,070	—	—	—	4,070
Excess tax benefits from stock-based compensation	—	1,694	—	—	—	1,694
Common stock and treasury shares issued for bonuses and options—300,246 net shares	15	(952)	—	7,342	—	6,405
Common stock and treasury shares issued for conversion of subordinated debentures—3,078,208 shares	1,445	109,423	—	44,751	—	155,619

May 31, 2007	$27,323	$448,289	$257,087	$—	$(4,217)	$728,482

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Texas Industries, Inc. and subsidiaries is a leading supplier of heavy building materials in the United States through three business segments: cement, aggregates and consumer products, which produce and sell cement; stone, sand and gravel and expanded shale and clay aggregate; and ready-mix concrete and packaged concrete and related products, respectively, from facilities concentrated primarily in Texas, Louisiana and California. When used in these notes the terms "Company," "we," "us," or "our" mean Texas Industries, Inc. and subsidiaries unless the context indicates otherwise.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation.    The consolidated financial statements include the accounts of Texas Industries, Inc. and all subsidiaries except a former subsidiary trust, in which we had a variable interest but were not the primary beneficiary. Discontinued operations relate to our former steel segment which we spun-off in the form of a pro-rata, tax-free dividend to our shareholders on July 29, 2005. Unless otherwise indicated, all amounts in the accompanying notes relate to our continuing operations. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

        Estimates.    The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

        Fair Value of Financial Instruments.    The estimated fair value of each class of financial instrument as of May 31, 2007 approximates its carrying value except for long-term debt having fixed interest rates. The fair value of long-term debt at May 31, 2007, estimated based on broker/dealer quoted market prices, is approximately $284.5 million compared to the carrying amount of $275.8 million.

        Cash and Cash Equivalents.    Investments with maturities of less than 90 days when purchased are classified as cash equivalents and consist primarily of money market funds and investment grade commercial paper issued by major corporations and financial institutions.

        Short-term Investments.    Our short-term investments consisted of investment grade auction rate securities with an active resale market to ensure liquidity and the ability to be readily converted into cash to fund current operations, or satisfy other cash requirements as needed. As of May 31, 2006, these securities had legal maturities ranging from 19 to 38 years, but had their interest rates reset at predetermined intervals, typically less than 30 days, through an auction process. These securities were expected to be sold within one year, regardless of their legal maturity date. Accordingly, these securities were classified as available-for-sale and as current assets in the consolidated balance sheet. The auction rate securities were stated at cost plus accrued interest which approximated fair value. Net unrealized gains and losses, net of deferred taxes, were not significant due to the short duration between interest rate reset dates. Purchase and sale activity of short-term investments is presented as cash flows from investing activities in the consolidated statements of cash flows.

        Receivables.    Management evaluates the ability to collect accounts receivable based on a combination of factors. A reserve for doubtful accounts is maintained based on the length of time receivables are past due or the status of a customer's financial condition. If we are aware of a specific customer's inability to make required payments, specific amounts are added to the reserve.

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

        Goodwill.    Management tests goodwill for impairment at least annually by reporting unit. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future prices for our products, capital needs, economic trends and other factors. Goodwill having a carrying value of $58.4 million at both May 31, 2007 and 2006 resulted from the acquisition of Riverside Cement Company and is identified with the our California cement operations. The fair value of the reporting unit exceeds its carrying value.

        Real Estate and Investments.    Surplus real estate and real estate acquired for development of high quality industrial or multi-use parks totaled $6.2 million and $7.3 million at May 31, 2007 and 2006, respectively.

        Investments are composed primarily of life insurance contracts purchased in connection with certain of our benefit plans. The contracts, recorded at their net cash surrender value, totaled $105.0 million (net of distributions of $1.2 million) at May 31, 2007 and $96.3 million (net of distributions of $1.3 million) at May 31, 2006. Distributed amounts totaling $51.2 million were repaid in 2005. Charges incurred on the distributions totaling $100,000 in each of the years ending 2007, 2006 and 2005 were included in interest expense.

        At May 31, 2006, investments also included $22.0 million, representing the long-term portion of a note received in connection with the sale of land associated with our expanded shale and clay operations in south Texas. On November 30, 2006, the maturity date of the note was extended to May 31, 2008. At May 31, 2007, the remaining balance of the note of $21.2 million is included in Receivables-net.

        Deferred Charges and Intangibles.    Deferred charges are composed primarily of debt issuance costs that totaled $5.4 million and $10.3 million at May 31, 2007 and 2006, respectively. The costs are amortized over the term of the related debt.

        Intangibles are composed of non-compete agreements and other intangibles with finite lives being amortized on a straight-line basis over a 15-year period. Their carrying value, adjusted for write-offs, totaled $1.1 million (net of accumulated amortization of $2.8 million) at May 31, 2007 and $1.4 million (net of accumulated amortization of $3.0 million) at May 31, 2006. Amortization expense incurred was $300,000 in 2007 and $400,000 in both 2006 and 2005. Estimated amortization expense for each of the five succeeding years is approximately $300,000 for 2008 and 2009, $200,000 for 2010 and 2011 and $100,000 for 2012.

        Other Credits.    Other credits of $62.9 million at May 31, 2007 and $55.3 million at May 31, 2006 are composed primarily of liabilities related to our retirement plans, deferred compensation agreements and asset retirement obligations.

        Asset Retirement Obligations.    We record a liability for legal obligations associated with the retirement of our long-lived assets in the period in which it is incurred if a reasonable estimate of fair value of the obligation can be made. The discounted fair value of the obligation incurred in each period is added to the carrying amount of the associated assets and depreciated over the lives of the assets. The liability is accreted at the end of each period through a charge to operating expense. A gain or loss on settlement is recognized if the obligation is settled for other than the carrying amount of the liability.

        We incur legal obligations for asset retirement as part of our normal operations related to land reclamation, plant removal and Resource Conservation and Recovery Act closures. Determining the amount of an asset retirement liability requires estimating the future cost of contracting with third parties to perform the obligation. The estimate is significantly impacted by, among other considerations, management's assumptions regarding the scope of the work required, labor costs, inflation rates, market-risk premiums and closure dates.

        Changes in asset retirement obligations are as follows:

	2007	2006
	In thousands
Balance at beginning of year	$4,346	$4,655
Additions	811	5
Accretion expense	380	456
Settlements	(550)	(770)

Balance at end of year	$4,987	$4,346

        Other Comprehensive Income.    Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income for 2007, 2006 and 2005 consisted only of net income and the pension liability adjustment to shareholders' equity prior to adoption of SFAS No. 158. Comprehensive income was $102.7 million in 2007, $11.4 million in 2006 and $121.3 million in 2005.

        In September 2006, the Financial Accounting Standards Board issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)." This standard requires that previously unrecognized actuarial gains or losses, prior service costs or credits and transition obligations or assets be recognized generally through adjustments to accumulated other comprehensive income and accrued postretirement benefit liabilities. As a result of these adjustments, the current funded status of all of our defined benefit pension plans and other postretirement benefit plans has been reflected in our consolidated balance sheet as of May 31, 2007.

        The pension liability adjustment to shareholders' equity prior to adoption of SFAS No. 158 totaled $2.7 million (net of tax of $1.6 million) at May 31, 2007 and $4.5 million (net of tax of $2.5 million) at May 31, 2006. The postretirement benefit plan adjustment to initially apply SFAS No. 158 totaled $1.5 million (net of tax of $900,000) at May 31, 2007. The adjustments relate to a defined benefit retirement plan and a postretirement health benefit plan covering approximately 600 employees and retirees of our California cement subsidiary.

        Net Sales.    Sales are recognized when title has transferred and products are delivered. We include delivery fees in the amount we bill customers to the extent needed to recover our cost of freight and delivery. Net sales are presented as revenues including these delivery fees.

        Other Income.    The governments of the U.S. and Mexico entered into the U.S.-Mexico Agreement on Cement, which settled the 16-year dispute over the U.S. antidumping duty order on imports from Mexico. Pursuant to that agreement and a related agreement among the importers of cement from Mexico and certain producers in the U.S., including us, 50% of the cash deposits of estimated antidumping duties collected from importers of Mexican cement were distributed to the U.S. producers. Other income in 2007 includes $19.8 million, which represents substantially all of the distributions to which we are entitled pursuant to these agreements.

        Routine sales of surplus operating assets and real estate resulted in gains of $5.3 million in 2007, $35.0 million in 2006 and $9.0 million in 2005. In addition, other income in 2006 includes a gain of $3.8 million from the sale of certain investment assets. Other income in 2005 includes a gain of $6.2 million from the sale of emissions credits associated with our expanded shale and clay aggregate operations in south Texas.

        Income Taxes.    Accounting for income taxes uses the liability method of recognizing and classifying deferred income taxes. The Company joins in filing a consolidated return with its subsidiaries. Current and deferred income tax expense is allocated among the members of the group based on a stand-alone calculation of the tax of the individual member.

        Earnings Per Share ("EPS").    Basic EPS is computed by adjusting net income for the participation in earnings of unvested restricted shares outstanding, then dividing by the weighted-average number of common shares outstanding during the period including contingently issuable shares and excluding outstanding unvested restricted shares.

        Contingently issuable shares relate to deferred compensation agreements in which directors elected to defer annual and meeting fees and vested shares under our former stock awards program. The deferred compensation is denominated in shares of our common stock and issued in accordance with the terms of the agreement subsequent to retirement or separation from us. The shares are considered contingently issuable because the director has an unconditional right to the shares to be issued. Vested stock award shares are issued in the year in which the employee reaches age 60.

        Diluted EPS adjusts income from continuing operations and the outstanding shares for the dilutive effect of convertible subordinated debentures, stock options, restricted shares and awards.

        Basic and Diluted EPS are calculated as follows:

	2007	2006	2005
	In thousands except per share
Basic earnings (loss)
Income (loss) from continuing operations	$100,907	$(589)	$45,444
Income from discontinued operations	—	8,691	79,079
Unvested restricted share participation	(41)	—	—

Basic income	$100,866	$8,102	$124,523

Diluted earnings (loss)
Income (loss) from continuing operations	$100,907	$(589)	$45,444
Interest on convertible subordinated debentures—net of tax	4,274	—	—
Unvested restricted share participation	(41)	—	—

Diluted income (loss) from continuing operations	105,140	(589)	45,444
Income from discontinued operations	—	8,691	79,079

Diluted income	$105,140	$8,102	$124,523

Shares
Weighted-average shares outstanding	24,818	23,052	22,029
Contingently issuable shares	7	19	47
Unvested restricted shares	(10)	—	—

Basic weighted-average shares	24,815	23,071	22,076
Convertible subordinated debentures	2,365	—	—
Stock option, restricted share and award dilution	504	—	759

Diluted weighted-average shares*	27,684	23,071	22,835

Basic earnings (loss) per share
Income (loss) from continuing operations	$4.06	$(.03)	$2.06
Income from discontinued operations	—	.38	3.58

Net income	$4.06	$.35	$5.64

Diluted earnings (loss) per share
Income (loss) from continuing operations	$3.80	$(.03)	$1.99
Income from discontinued operations	—	.38	3.46

Net income	$3.80	$.35	$5.45

* Shares excluded due to antidilutive effect
Convertible subordinated debentures	—	3,849	2,888
Stock options, restricted shares and awards	55	711	184

        Stock-based Compensation.    Effective June 1, 2006, we adopted SFAS No. 123R, "Share-Based Payment," utilizing the modified prospective transition method. Under this transition method, we account for awards granted prior to adoption, but for which the vesting period is not complete, on a prospective basis with expense being recognized in our statement of operations based on the grant date fair value estimated in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." We use the Black-Scholes option-pricing model to determine the fair value of stock options granted as of the date of grant. Options with graded vesting are valued as single awards and the related compensation cost is recognized using a straight-line attribution method over the shorter of the vesting period or required service period adjusted for estimated forfeitures. We use the average stock price on the date of grant to determine the fair value of restricted stock awards paid. The impact of recognizing compensation expense related to stock options using the fair value recognition provisions of SFAS No. 123R for 2007 was $2.9 million (net of tax benefit of $600,000) or $.12 per basic share and $.11 per diluted share. The results for periods prior to June 1, 2006 have not been restated.

        SFAS No. 123R also requires that the benefits associated with tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as previously required. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts can not be estimated, because they depend on, among other things, when employees exercise stock options. For 2007, excess tax benefits recognized in financing cash flows were $1.7 million.

        Prior to June 1, 2006, we accounted for employee stock options using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" as allowed by SFAS No. 123. Generally, no expense was recognized related to our stock options under this method because the exercise price of each option was set at the fair market value of the underlying common stock on the date the option was granted.

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

        If we had applied the fair value recognition provision of SFAS No. 123, our net income and earnings per share would have been adjusted to the following pro forma amounts:

	2006	2005
	In thousands except per share
Net income
As reported	$8,102	$124,523
Plus: stock-based compensation included in the determination of net income as reported, net of tax	2,839	1,180
Less: fair value of stock-based compensation, net of tax	(3,742)	(1,420)

Pro forma	$7,199	$124,283

Basic earnings per share
As reported	$.35	$5.64
Pro forma	.31	5.63
Diluted earnings per share
As reported	.35	5.45
Pro forma	.31	5.44

        Inventory Costs.    On June 1, 2006, we adopted SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The adoption of this standard did not have an effect on our consolidated financial position or results of operations.

        Accounting for Mining Stripping Costs.    On June 1, 2006, we adopted, Emerging Issues Task Force Issue 04-6, "Accounting for Stripping Costs Incurred during Production in the Mining Industry," which requires that stripping costs incurred during the production phase of the mine be included in the costs of the inventory produced during the period that the stripping costs are incurred. As of May 31, 2006, the balance of our capitalized post-production stripping costs was $7.9 million. In accordance with the transition provision of EITF 04-6, we wrote off these deferred costs, effective June 1, 2006, and recorded a charge to retained earnings of $4.9 million, net of tax benefits of $3.0 million. We will now recognize the costs of all post-production stripping activity as a cost of the inventory produced during the period the stripping costs are incurred. Although dependent in part on the future level of post-production stripping activity which varies from period to period, we do not expect that EITF 04-6 will have a material impact on our financial position or results of operations for periods following adoption.

        Accounting for Income Taxes.    In July 2006, the Financial Accounting Standards Board issued FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes," which will be effective for us beginning June 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes" and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We do not expect that the adoption of this interpretation will have a material impact on our consolidated financial statements.

        Fair Value Measurements.    In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, "Fair Value Measurements." This standard defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. This SFAS is effective for us beginning June 1, 2008. We do not expect that the adoption of SFAS No. 157 will have a material impact on our consolidated financial statements.

        Major Maintenance Activities.    In September 2006, the Financial Accounting Standards Board issued FSP AUG AIR-1, "Accounting for Planned Major Maintenance Activities." This FSP addresses the planned major maintenance of assets and prohibits the use of the "accrue-in-advance" method of accounting for these activities. This FSP is effective for us beginning June 1, 2007. The adoption of this FSP will not have a material impact on our consolidated financial statements.

WORKING CAPITAL

        Working capital totaled $127.9 million at May 31, 2007, compared to $283.9 million at May 31, 2006.

        Receivables consist of:

	2007	2006
	In thousands
Accounts receivable	$121,282	$122,131
Notes receivable including accrued interest	21,328	1,174
Income tax refund claims	—	9,544

	$142,610	$132,849

        Accounts receivable are presented net of allowances for doubtful receivables of $1.3 million at May 31, 2007 and $1.6 million at May 31, 2006. Provisions for bad debts charged to expense were $400,000 in 2007, $300,000 in 2006 and $1.1 million in 2005. Uncollectible accounts written off totaled $700,000 in 2007, $900,000 in 2006 and $2.7 million in 2005. Notes receivable included in current receivables relate to routine sales of surplus operating assets and real estate.

        Inventories consist of:

	2007	2006
	In thousands
Finished products	$12,190	$10,341
Work in process	56,628	42,384
Raw materials	16,300	13,881

Total inventories at LIFO cost	85,118	66,606
Parts and supplies	36,349	35,446

Total inventories	$121,467	$102,052

        Inventories are stated at cost (not in excess of market) with finished products, work in process and raw material inventories using the last-in, first-out ("LIFO") method and parts and supplies inventories using the average cost method. If the average cost method (which approximates current replacement cost) had been used for all of these inventories, inventory values would have been higher by $27.0 million in 2007 and $26.8 million in 2006.

        Accrued interest, wages and other items consist of:

	2007	2006
	In thousands
Interest	$7,029	$8,531
Employee compensation	36,942	33,422
Income taxes	1,316	2,113
Property taxes and other	12,604	10,993

	$57,891	$55,059

LONG-TERM DEBT

        Long-term debt consists of:

	2007	2006
	In thousands
Senior secured revolving credit facility expiring in 2010	$15,000	$—
Senior notes due 2013, interest rate 7.25%	250,000	250,000
Pollution control bonds due through 2007, interest rate 6.19% (75% of prime)	1,135	1,815
Other	354	371

	266,489	252,186
Capital lease obligation	9,267	—
Less current portion	(1,340)	(681)

	$274,416	$251,505

        Senior Secured Revolving Credit Facility.    The senior secured revolving credit facility expires in July 2010 and provides up to $200 million of available borrowings. It includes a $50 million sub-limit for letters of credit. Any outstanding letters of credit are deducted from the borrowing availability under the facility. At May 31, 2007, $15.0 million was outstanding under the facility and an additional $29.5 million of the facility was utilized to support letters of credit. Amounts drawn under the facility bear interest either at the LIBOR rate plus a margin of 1% to 2%, or at a base rate (which is the higher of the federal funds rate plus 0.5% and the prime rate) plus a margin of up to 1%. The interest rate margins are subject to adjustments based on our leverage ratio. Commitment fees are payable currently at an annual rate of 0.25% on the unused portion of the facility. We may terminate the facility at any time.

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

        The credit facility contains covenants restricting, among other things, prepayment or redemption of our senior notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. We are required to comply with certain financial tests and to maintain certain financial ratios, such as leverage and interest coverage ratios. At May 31, 2007, we were in compliance with all of our loan covenants.

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

        All of our consolidated subsidiaries have unconditionally guaranteed the 7.25% Senior Notes. The indenture governing the notes contains covenants that will limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem our stock, make investments, sell assets, incur liens, enter into agreements restricting our subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of our assets.

        Refinancing in Connection with the Spin-off of Chaparral.    In connection with the spin-off of Chaparral in July 2005, we entered into new financing agreements and purchased the outstanding $600 million aggregate principal amount of our 10.25% senior notes due 2011 ("10.25% Senior Notes"). On July 6, 2005, we issued $250 million aggregate principal amount of our 7.25% senior notes due July 15, 2013 ("7.25% Senior Notes") and entered into our senior secured revolving credit facility. In addition, Chaparral issued $300 million aggregate principal amount of its senior notes due 2013 ("Chaparral Senior Notes") and entered into a separate senior secured revolving credit facility. Chaparral used the net proceeds from its note offering and borrowings under its credit facility to pay us a dividend of $341.1 million. We used the net proceeds from our offering of notes, the dividend paid by Chaparral and existing cash to purchase for cash all of our outstanding $600 million aggregate principal amount of 10.25% Senior Notes. We paid a total of $699.5 million to the holders of the 10.25% Senior Notes, which was comprised of $600 million of principal, $3.6 million of accrued interest and $95.9 million of premiums and consent fees. We recorded a charge of $107.0 million related to the early retirement of the 10.25% Senior Notes and former credit facility, consisting of $96.0 million in premiums or consent payments and transaction costs and a write-off of $11.0 million of debt issuance costs and interest rate swap gains and losses associated with the debt repaid. On July 29, 2005, Chaparral became an independent, public company and we have no obligations with respect to Chaparral's long-term debt. Chaparral is not a guarantor of any of our indebtedness nor are we a guarantor of any Chaparral indebtedness.

        Other.    As part of our project to expand and modernize our Oro Grande, California cement plant, we entered into a long-term contract with a power supplier which includes the construction of certain power facilities at the plant. At May 31, 2007, we have recorded assets of $9.3 million in construction in progress, representing the fair market value of the power facilities which have been constructed and the related capital lease obligation included in the power supply contract of $9.3 million.

        Required principal payments on long-term debt, excluding the capital lease obligation, for each of the five succeeding years, are $1.1 million for 2008, none for 2009 and 2010, and $15.0 million for 2011 and none for 2012. The total amount of interest paid was $25.7 million in 2007, $55.7 million in 2006 and $69.5 million in 2005. Interest capitalized was $12.9 million in 2007 and $1.5 million in 2006. No interest was capitalized in 2005.

CONVERTIBLE SUBORDINATED DEBENTURES

        On June 5, 1998, we issued $206.2 million aggregate principal amount of 5.5% convertible subordinated debentures due June 30, 2028 (the "Debentures"). TXI Capital Trust I (the "Trust"), a Delaware business trust 100% owned by us, issued 4,000,000 of its 5.5% Shared Preference Redeemable Securities ("Preferred Securities") to the public for gross proceeds of $200 million. The combined proceeds from the issuance of the Preferred Securities and the issuance to us of the common securities of the Trust were invested by the Trust in the Debentures which were the sole assets of the Trust. Each Preferred Security was convertible at any time prior to its redemption date at the option of the holder into shares of our common stock at a conversion rate of .97468 shares of our common stock for each Preferred Security. Upon redemption or conversion of the Preferred Securities a like aggregate principal amount of Debentures was redeemed or converted.

        On May 9, 2006, we exchanged 795,471 shares of our common stock for 804,240 Preferred Securities. The exchange reduced the aggregate principal amount of the Debentures by $40.2 million, and increased common stock and additional paid-in capital by $40.1 million. We recognized a loss of $800,000 representing the transaction costs and the market value of the premium paid in common shares.

        The Trust made a call for redemption of $60 million of the Preferred Securities on January 23, 2007 and a call for redemption of all remaining Preferred Securities on February 23, 2007. As a result holders of Preferred Securities converted a liquidation amount of $157.9 million of Preferred Securities into 3,076,845 shares of our common stock. The conversions increased common stock and additional paid-in capital by a total of $110.8 million and reduced the cost of common stock in treasury by a total of $44.8 million. The remaining Preferred Securities were redeemed for the liquidation amount of $1.8 million plus accrued distributions. In conjunction with the conversions and redemptions of the Preferred Securities, all outstanding Debentures were also converted or redeemed and the Trust dissolved.

COMMITMENTS

        Operating Leases.    We lease certain mobile and other equipment, office space and other items which in the normal course of business may be renewed or replaced by subsequent leases. Total expense for such operating leases (other than for mineral rights) amounted to $18.6 million in 2007, $20.8 million in 2006 and $21.7 million in 2005. Non-cancelable operating leases with an initial or remaining term of more than one year totaled $50.8 million at May 31, 2007. Estimated lease payments for each of the five succeeding years are $14.9 million, $9.0 million, $8.2 million, $9.5 million and $5.3 million.

        Purchase Obligations.    We purchase coal and other materials for use in our cement and expanded shale and clay plants under long-term contracts that require minimum amounts of material be purchased. We expect to utilize these required amounts in the normal course of business operations. In addition, we purchase in the normal course of business mining services for use at our north Texas cement plant under a long-term contract that contains provisions for minimum payments. Total cost incurred under these contracts was $34.3 million in 2007, $7.1 million in 2006 and none in 2005. Future minimum payments, excluding transportation surcharges that may be imposed under certain circumstances, total $39.0 million for 2008, $27.6 million for 2009, $7.8 million for 2010 and $700,000 for 2011.

        In November 2005, we commenced construction on a project to expand and modernize our Oro Grande, California cement plant. We are constructing approximately 2.3 million tons of advanced dry process annual cement production capacity, and we will retire the 1.3 million tons of existing, but less efficient, production after the new plant is commissioned. We expect the Oro Grande project will cost approximately $358 million, excluding capitalized interest related to the project, of which $273.8 million has been expended as of May 31, 2007. The new plant is expected to begin the startup and commissioning process in the fall or early winter of 2007.

        In addition, we have entered into a long-term contract with a power supplier which includes the construction of certain power facilities at the plant. At May 31, 2007, we have recognized a capital lease obligation of $9.3 million related to payment obligations under the power supply contract related to these facilities. The total commitment under the contract, including maintenance services to be provided by the power supplier, related to these facilities totaled $30.5 million at May 31, 2007. Payments for each of the five succeeding years are $1.5 million per year.

SHAREHOLDERS' EQUITY

        Common stock at May 31 consists of:

	2007	2006
	In thousands
Shares authorized	40,000	40,000
Shares outstanding	27,323	23,945
Shares held in treasury	—	1,918
Shares reserved for stock options and other	3,334	3,652

        There are authorized 100,000 shares of Cumulative Preferred Stock, no par value, of which 20,000 shares are designated $5 Cumulative Preferred Stock (Voting), redeemable at $105 per share and entitled to $100 per share upon dissolution. An additional 40,000 shares are designated Series B Junior Participating Preferred Stock. The Series B Preferred Stock is not redeemable and ranks, with respect to the payment of dividends and the distribution of assets, junior to (i) all other series of the Preferred Stock unless the terms of any other series shall provide otherwise and (ii) the $5 Cumulative Preferred Stock. No shares of Cumulative Preferred Stock or Series B Junior Participating Preferred Stock were outstanding as of May 31, 2007. Pursuant to a Rights Agreement, in November 2006, we distributed a dividend of one preferred share purchase right for each outstanding share of our Common Stock. Each right entitles the holder to purchase from us one one-thousandth of a share of the Series B Junior Participating Preferred Stock at a price of $300, subject to adjustment. The rights will expire on November 1, 2016 unless the date is extended or the rights are earlier redeemed or exchanged by us pursuant to the Rights Agreement.

STOCK-BASED COMPENSATION PLANS

        The Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (the "2004 Plan") provides that, in addition to other types of awards, non-qualified and incentive stock options to purchase Common Stock may be granted to employees and non-employee directors at market prices at date of grant. In addition, non-qualified and incentive stock options remain outstanding under our 1993 Stock Option Plan. During 2006, our Board of Directors approved the amendment of certain options to conform the "change of control" provisions in such options with the terms of our other agreements.

        Options become exercisable in installments beginning one year after date of grant and expire ten years later. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. Options with graded vesting are valued as single awards and the compensation cost recognized using a straight-line attribution method over the shorter of the vesting period or required service period adjusted for estimated forfeitures. The following table sets forth the information about the weighted-average grant date fair value of options granted during the three years ended May 31, 2007 and the weighted-average assumptions used for such grants.

	2007	2006	2005
Weighted average grant date fair value	$27.61	$20.46	$23.83
Weighted average assumptions used:
Expected volatility	.330	.338	.345
Expected lives	6.0	6.4	6.4
Risk-free interest rates	4.78%	4.31%	3.89%
Expected dividend yields	.43%	.58%	.50%

        Expected volatility is based on an analysis of historical volatility of our common stock. Expected lives of options is determined based on the historical share option exercise experience of our optionees. Risk-free interest rates are determined using the implied yield currently available for zero coupon U.S. treasury issues with a remaining term equal to the expected life of the options. Expected dividend yields are based on the approved annual dividend rate in effect and the market price of our common stock at the time of grant.

        A summary of option transactions for the three years ended May 31, 2007, follows:

	Shares Under Option	Weighted-Average Option Price
Outstanding at May 31, 2004	3,102,268	$28.89
Granted	235,650	60.18
Exercised	(1,547,048)	28.56
Canceled	(54,820)	27.33

Outstanding at May 31, 2005	1,736,050	33.48
Spin-off share adjustment	443,462	—
Granted	223,500	51.71
Exercised	(452,647)	24.62
Canceled	(367,272)	32.28

Outstanding at May 31, 2006	1,583,093	29.48
Granted	203,350	70.18
Exercised	(296,940)	23.08
Canceled	(6,468)	38.06

Outstanding at May 31, 2007	1,483,035	$36.31

        Non-vested options held by Chaparral's employees and directors were canceled on July 29, 2005 in connection with the spin-off of Chaparral. Options held by our continuing employees and directors and vested options held by Chaparral's employees and directors were adjusted based on the closing share prices of us and Chaparral on July 29, 2005.

        Options exercisable at May 31 were 841,078 shares for 2007, 880,088 shares for 2006 and 818,710 shares for 2005 at a weighted-average option price of $26.90, $25.15 and $32.96, respectively. The following table summarizes information about stock options outstanding as of May 31, 2007.

	Range of Exercise Prices
	$16.04-$27.85	$31.15-$45.86	$51.70-$70.18
Options outstanding
Shares outstanding	651,419	417,166	414,450
Weighted-average remaining life in years	5.01	4.22	9.12
Weighted-average exercise price	$19.25	$38.65	$60.77
Options exercisable
Shares exercisable	509,736	296,242	35,100
Weighted-average remaining life in years	4.78	2.84	8.63
Weighted-average exercise price	$19.88	$36.04	$51.71

        Outstanding options expire on various dates to January 17, 2017. At May 31, 2007, we have reserved 1,836,064 shares for future awards under the 2004 Plan.

        As of May 31, 2007, the aggregate intrinsic value (the difference in the closing market price of our common stock of $86.98 and the exercise price to be paid by the optionee) of stock options outstanding was $75.1 million. The aggregate intrinsic value of exercisable stock options at that date was $50.5 million. The total intrinsic value for options exercised (the difference in the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) was $12.7 million in 2007, $14.1 million in 2006 and $39.4 million in 2005.

        We have provided additional stock-based compensation to employees and directors under stock appreciation rights contracts, deferred compensation agreements, restricted stock payments and a former stock awards program. At May 31, 2007, outstanding stock appreciation rights totaled 158,645 shares, deferred compensation agreements to be settled in cash totaled 98,425 shares, deferred compensation agreements to be settled in common stock totaled 5,712 shares, unvested restricted stock payments totaled 15,169 shares and stock awards totaled 9,514 shares. Other credits included $17.9 million at May 31, 2007 and $7.7 million at May 31, 2006 representing accrued compensation which is expected to be settled in cash.

        Total stock-based compensation included in selling, general and administrative expense was $13.9 million in 2007, $4.4 million in 2006 and $1.8 million in 2005. Total tax benefit recognized in our statements of operations for stock-based compensation was $4.5 million in 2007, $1.6 million in 2006 and $600,000 in 2005. Total tax benefit realized for stock-based compensation was $1.7 million in 2007, $10.7 million in 2006 and $8.0 million in 2005.

        As of May 31, 2007, $12.5 million of total unrecognized compensation cost related to stock options, stock appreciation rights contracts, restricted stock payments and stock awards is expected to be recognized. We currently expect to recognize approximately $5.1 million of this stock-based compensation expense in 2008, $3.1 million in 2009, $2.2 million in 2010, $1.4 million in 2011, $600,000 in 2012 and thereafter an aggregate of $100,000.

INCENTIVE PLANS

        All personnel employed as of May 31 and not subject to production-based incentive awards share in our pretax income for the year then ended based on predetermined formulas. The duration of most of the plans is one year. Certain executives are additionally covered under a three-year plan. All plans are subject to annual review by the Compensation Committee of the Board of Directors. Incentive compensation included in selling, general and administrative expense was $27.5 million in 2007, $19.3 million in 2006 and $10.8 million in 2005.

RETIREMENT PLANS

        Defined Benefit Plans.    Approximately 600 employees and retirees of our subsidiary, Riverside Cement Company, are covered by a defined benefit pension plan and a postretirement health benefit plan. In addition, substantially all of our executive and certain managerial employees are covered by a series of financial security plans that are non-qualified defined benefit plans providing retirement and death benefits. We use a measurement date of May 31 for all of our pension and postretirement benefit plans.

        Effective May 31, 2007, we adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This standard requires the recognition in pension obligations and accumulated other comprehensive income of actuarial gains or losses, prior service costs or credits and transition assets or obligations that had previously been deferred. The following table reflects the incremental effects of the adoption of SFAS No. 158 on our consolidated balance sheet as of May 31, 2007.

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
	In thousands
Accrued interest, wages and other items	$57,891	$—	$57,891
Total current liabilities	168,908	—	168,908
Deferred income taxes	28,316	(892)	27,424
Other credits	60,493	2,441	62,934
Deferred income taxes and other credits	88,809	1,549	90,358
Accumulated other comprehensive loss	(2,668)	(1,549)	(4,217)
Total shareholders' equity	730,031	(1,549)	728,482
Total liabilities and shareholders' equity	1,262,236	—	1,262,236

        The pretax amounts recognized in accumulated comprehensive income as of May 31, 2007 consist of the following:

	Pension Benefits	Other Benefits
	In thousands
Net actuarial loss	$6,429	$8,358
Prior service cost (credit)	—	(8,112)

	$6,429	$246

        The pretax amounts in accumulated other comprehensive income expected to be recognized as components of net periodic postretirement benefit cost in 2008 are as follows:

	Pension Benefits	Other Benefits
	In thousands
Net actuarial loss	$220	$656
Prior service cost (credit)	—	(845)

	$220	$(189)

        Riverside Defined Benefit Plans.    The amount of the defined benefit pension plan and postretirement health benefit plan expense charged to costs and expenses was as follows:

	Defined Pension Benefit			Health Benefit
	2007	2006	2005	2007	2006	2005
	In thousands
Service cost	$493	$572	$436	$99	$107	$91
Interest cost	2,724	2,496	2,575	368	346	494
Expected return on plan assets	(3,040)	(2,764)	(2,441)	—	—	—
Amortization of prior service cost	—	—	—	(845)	(846)	(845)
Amortization of net actuarial loss	426	1,054	500	599	739	904

	$603	$1,358	$1,070	$221	$346	$644

Weighted average assumptions used to determine net cost
Assumed discount rate	6.50%	5.40%	6.60%	6.50%	5.40%	6.60%
Assumed long-term rate of return on pension plan assets	8.50%	8.50%	8.50%	—	—	—
Average long-term pay progression	3.00%	3.00%	3.80%	—	—	—

        Unrecognized prior service costs and actuarial gains or losses for these plans are recognized in a systematic manner over the remaining service periods of active employees expected to receive benefits under these plans.

        We contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts as are considered appropriate. We expect to make a contribution of $900,000 in 2008.

        Obligation and asset data for the defined benefit pension plan and postretirement health benefit plan at May 31 were as follows:

	Defined Pension Benefit		Health Benefit
	2007	2006	2007	2006
	In thousands
Change in projected benefit obligation
Benefit obligation at beginning of year	$42,509	$46,650	$5,765	$6,524
Service cost	493	572	99	107
Interest cost	2,724	2,496	368	346
Participant's contributions	—	—	155	180
Benefits paid	(2,261)	(2,101)	(394)	(450)
Actuarial loss (gain)	2,258	(5,108)	531	(942)

Benefit obligation at end of year	$45,723	$42,509	$6,524	$5,765

Change in plan assets
Fair value of plan assets at beginning of year	$33,925	$31,407	$—	$—
Actual return on plan assets	7,686	1,619	—	—
Employer contribution	2,600	3,000	239	270
Benefits paid	(2,261)	(2,101)	(239)	(270)

Fair value of plan assets at end of year	$41,950	$33,925	$—	$—

Funded status at end of year	$(3,773)	$(8,584)	$(6,524)	$(5,765)

Weighted average assumptions used to determine benefit obligations
Assumed discount rate	6.15%	6.50%	6.15%	6.50%
Average long-term pay progression	3.00%	3.00%	—	—

        Accumulated benefit obligation for defined benefit pension plan was $43.5 million at May 31, 2007 and $40.3 million at May 31, 2006.

        The amounts recognized in the consolidated balance sheet for the defined benefit pension plan and postretirement health benefit plan at May 31 were as follows:

	Defined Pension Benefit		Health Benefit
	2007	2006	2007	2006
	In thousands
Funded status	$(3,773)	$(8,584)	$(6,524)	$(5,765)
Unrecognized net actuarial loss	—	9,243	—	8,426
Unrecognized prior service cost	—	—	—	(8,957)

Net accrued benefit cost	(3,773)	659	(6,524)	(6,296)
Additional minimum liability	—	(7,020)	—	—

Net liability recognized	$(3,773)	$(6,361)	$(6,524)	$(6,296)

        The estimated future benefit payments under the defined benefit pension plan for each of the five succeeding years are $2.2 million, $2.3 million, $2.5 million, $2.7 million and $2.8 million and for the five-year period thereafter an aggregate of $16.6 million.

        The plan fiduciaries set the long-term strategic investment objectives for the defined benefit pension plan assets. The objectives include preserving the funded status of the trust and balancing risk and return. Investment performance and plan asset mix are periodically reviewed with external consultants. Plan assets are currently allocated to the fixed income and equity categories of investments in a manner that varies in the short term, but has a long term objective of averaging approximately 60% in equity securities and 40% in fixed income securities. Within these categories, investments are allocated to multiple asset classes. The expected long-term rate of return on plan assets of 8.5% for 2007 was determined by considering historical and expected returns for each asset class and the effect of periodic asset rebalancing and, for underperforming assets, reallocation. The current allocation of plan assets has both a long-term and a short-term historical rate of return that exceeds the plan objectives. While historical returns are not guarantees of future performance, these allocations are expected to meet the objectives of the plan.

        The actual defined benefit pension plan asset allocation at May 31, 2007 and 2006, and the target asset allocation for 2008, by asset category were as follows

% of Plan Assets	2007	2006	Target 2008
Equity securities	61%	60%	60%
Fixed income securities	39%	40%	40%

	100%	100%	100%

        The postretirement health benefit plan provisions were amended in 2003 for non-union active employees such that a non-union active employee who did not retire on or before December 31, 2003 is no longer eligible for any postretirement medical and/or life insurance benefits. Additional plan changes effective January 1, 2005 and January 1, 2007 reduce the percentage of the annual cost of the retiree's and dependent's health insurance to be paid by us and set a limit on the total annual cost we will incur.

        The assumed health care cost trend rates attributed to all participant age groups were 9% for 2007 and 8.0% for 2008, declining to an ultimate trend rate of 6% in 2009. Increasing or decreasing health care cost trend rates by one percentage point would have increased or decreased the health benefit obligation at May 31, 2007 by approximately $285,000 and the 2007 plan expense by approximately $30,000.

        The estimated future benefit payments under the postretirement health benefit plan for each of the five succeeding years are $300,000, $300,000, $400,000, $400,000 and $400,000 and for the five-year period thereafter an aggregate of $2.4 million.

        Financial Security Defined Benefit Plans.    The amount of financial security plan benefit expense and the projected financial security plan benefit obligation are determined using assumptions as of the end of the year. The weighted-average discount rate used was 6.15% in 2007 and 6% in 2006. Actuarial gains or losses are recognized when incurred, and therefore, the end of year benefit obligation is the same as the accrued benefit costs recognized in the consolidated balance sheet. The amount of financial security plan benefit expense charged to costs and expenses was as follows:

	2007	2006	2005
	In thousands
Service cost	$2,286	$1,949	$2,420
Interest cost	1,762	1,673	1,560
Amortization of transition amount	—	—	164
Recognized actuarial loss (gain)	(401)	—	3,072
Participant contributions	(324)	(306)	(273)

	$3,323	$3,316	$6,943

        The following provides a reconciliation of the financial security plan benefit obligation.

	2007	2006
	In thousands
Change in projected benefit obligation
Benefit obligation at beginning of year	$28,162	$27,169
Service cost	2,286	1,949
Interest cost	1,762	1,673
Recognized actuarial gain	(401)	—
Benefits paid	(2,512)	(2,629)

Benefit obligation/funded status at end of year	$29,297	$28,162

        The estimated future benefit payments under the financial security plans for each of the five succeeding years are $2.2 million, $2.8 million, $3.1 million, $3.6 million and $3.6 million and for the five-year period thereafter an aggregate of $20.5 million.

        Defined Contribution Plans.    Substantially all of our employees are covered by a series of defined contribution retirement plans. The amount of pension expense charged to costs and expenses for these plans was $5.5 million in 2007, $4.4 million in 2006 and $3.5 million in 2005. It is our policy to fund the plans to the extent of charges to income.

INCOME TAXES

        The provisions (benefit) for income taxes are composed of:

	2007	2006	2005
	In thousands
Current	$38,230	$(14,806)	$(17,000)
Deferred	11,354	6,581	33,811

	$49,584	$(8,225)	$16,811

        A reconciliation of income taxes at the federal statutory rate to the preceding provisions (benefit) follows:

	2007	2006	2005
	In thousands
Taxes at statutory rate	$52,672	$(3,085)	$21,789
Additional depletion	(6,869)	(6,109)	(5,387)
State income taxes	3,761	(1,154)	1,159
Nontaxable insurance benefits	(900)	(863)	(772)
Spin-off and debt conversion costs	520	2,316	—
Qualified domestic production activities	(1,071)	—	—
Stock-based compensation	646	—	—
Other—net	825	670	22

	$49,584	$(8,225)	$16,811

        The components of the net deferred tax liability at May 31 are summarized below.

	2007	2006
	In thousands
Deferred tax assets
Deferred compensation	$17,861	$14,114
Inventory costs	1,465	2,720
Accrued expenses not currently tax deductible	7,215	9,334
Other comprehensive income	2,458	2,457
Alternative minimum tax credit carryforward	6,152	13,696
Net operating loss carryforward	—	5,806
Other	1,862	—

Total deferred tax assets	37,013	48,127
Deferred tax liabilities
Property, plant and equipment	34,183	32,622
Goodwill	12,045	11,005
Deferred real estate gains	9,681	10,239
Other	1,257	107

Total deferred tax liabilities	57,166	53,973

Net deferred tax liability	20,153	5,846
Less current deferred tax asset	(7,271)	(15,844)

Long-term deferred tax liability	$27,424	$21,690

        We made income tax payments of $34.3 million, $4.3 million and $8.9 million in 2007, 2006 and 2005, respectively, and received income tax refunds of $8.4 million in 2007.

        We fully utilized our federal and state net operating loss carryforwards in 2007. As of May 31, 2007, we had an alternative minimum tax credit carryforward of $6.2 million. The credit, which does not expire, is available for offset against future regular federal income tax. Management believes it is more likely than not that its deferred tax assets will be realized.

        In 2006, our deferred state income tax provision includes an adjustment to recognize the impact of the newly enacted Texas margin tax. In addition, we adjusted our state apportionment factors for the related state deferred taxes as a result of the spin-off of the Chaparral companies.

        The American Jobs Creation Act of 2004, among other things, allows a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. We realized a benefit in 2007 of $1.1 million but did not realize a benefit in 2006 because of a taxable loss for the year.

LEGAL PROCEEDINGS AND CONTINGENT LIABILITIES

        We are subject to federal, state and local environmental laws, regulations and permits concerning, among other matters, air emissions and wastewater discharge. We intend to comply with these laws, regulations and permits. However, from time to time we receive claims from federal and state environmental regulatory agencies and entities asserting that we are or may be in violation of certain of these laws, regulations and permits, or from private parties alleging that our operations have injured them or their property. Based on our experience and the information currently available to us, we believe that such claims will not have a material impact on our financial condition or results of operations. Despite our compliance and experience, it is possible that we could be held liable for future charges which might be material but are not currently known or estimable. In addition, changes in federal or state laws, regulations or requirements or discovery of currently unknown conditions could require additional expenditures by us.

        We are defendants in lawsuits which arose in the normal course of business. In management's judgment the ultimate liability, if any, from such legal proceedings will not have a material effect on the consolidated financial position or results of operations.

        In connection with our spin-off of Chaparral, we entered into a separation and distribution agreement and a tax sharing and indemnification agreement with Chaparral. In these agreements, we have indemnified Chaparral against, among other things, any liabilities arising out of the businesses, assets or liabilities retained by us and any taxes imposed on Chaparral in connection with the spin-off that result from our breach of our covenants in the tax sharing and indemnification agreement. Chaparral has indemnified us against, among other things, any liabilities arising out of the businesses, assets or liabilities transferred to Chaparral and any taxes imposed on us in connection with the spin-off that result from Chaparral's breach of its covenants in the tax sharing and indemnification agreement.

        We and Chaparral have made certain covenants to each other in connection with the spin-off that prohibit us and Chaparral from taking certain actions. Pursuant to these covenants: (1) neither we nor Chaparral will liquidate, merge, or consolidate with any other person, sell, exchange, distribute or otherwise dispose of our assets (or those of certain of our subsidiaries) except in the ordinary course of business, or enter into any substantial negotiations, agreements, or arrangements with respect to any such transaction, during the six months following the distribution date of July 29, 2005; (2) we and Chaparral will, for a minimum of two years after the distribution date, continue the active conduct of the cement or steel business, respectively; (3) neither we nor Chaparral will repurchase our stock for two years following the distribution except in certain circumstances permitted by the IRS; (4) we and Chaparral will not take any actions inconsistent with the representations made in the separation and distribution agreement or in connection with the issuance by our tax counsel of its tax opinion with respect to the spin-off; and (5) we and Chaparral will not take or fail to take any other action that would result in any tax being imposed on the spin-off. We or Chaparral may take actions inconsistent with these covenants if it obtains an unqualified opinion of counsel or a private letter ruling from the IRS that such actions will not cause the spin-off to become taxable, except that Chaparral may not, under any circumstances, take any action described in (1) above.

BUSINESS SEGMENTS

        We have three business segments: cement, aggregates and consumer products. Our business segments are managed separately along product lines. Through the cement segment we produce and sell gray portland cement as our principal product, as well as specialty cements. Through the aggregates segment we produce and sell stone, sand and gravel as our principal products, as well as expanded shale and clay aggregates. Through the consumer products segment we produce and sell ready-mix concrete as our principal product, as well as packaged concrete and related products. We account for intersegment sales at market prices. Segment operating profit consists of net sales less operating costs and expenses, including certain operating overhead and other income items not allocated to a specific segment. Corporate includes those administrative, financial, legal, environmental, human resources and real estate activities which are not allocated to operations and are excluded from segment operating profit. Identifiable assets by segment are those assets that are used in each segment's operation. Corporate assets consist primarily of cash and cash equivalents, short-term investments, real estate and other financial assets not identified with a business segment. We currently report cement treated material operations in our aggregate segment. These operations were previously reported in our consumer products segment. Prior year information has been reclassified to conform to the current period presentation.

        The following is a summary of operating results and certain other financial data for our business segments.

	2007	2006	2005
	In thousands
Net sales
Cement
Sales to external customers	$426,037	$398,210	$368,325
Intersegment sales	78,886	73,272	63,570
Aggregates
Sales to external customers	238,299	224,336	195,995
Intersegment sales	35,659	31,773	29,977
Consumer products
Sales to external customers	331,914	321,376	270,483
Intersegment sales	3,861	16,082	12,029
Eliminations	(118,406)	(121,127)	(105,576)

Total net sales	$996,250	$943,922	$834,803

Segment operating profit
Cement	$172,331	$110,953	$82,719
Aggregates	31,251	48,339	29,902
Consumer products	9,846	10,349	5,259
Unallocated overhead and other income—net	(11,728)	(10,181)	(4,307)

Total segment operating profit	201,700	159,460	113,573
Corporate
Selling, general and administrative expense	(45,194)	(39,110)	(33,272)
Interest	(14,074)	(31,155)	(23,533)
Loss on debt retirements and spin-off charges	(48)	(113,247)	(894)
Other income	8,107	15,238	6,381

Income (loss) from continuing operations before income taxes	$150,491	$(8,814)	$62,255

	2007	2006	2005
	In thousands
Identifiable assets
Cement	$775,229	$511,944	$425,348
Aggregates	209,614	168,237	165,961
Consumer products	102,916	89,342	85,077
Corporate	174,477	311,047	403,441
Discontinued operations	—	—	1,114,627

Total assets	$1,262,236	$1,080,570	$2,194,454

Depreciation, depletion and amortization
Cement	$23,131	$23,525	$24,826
Aggregates	16,196	14,034	12,898
Consumer products	6,493	6,181	7,019
Corporate	536	1,215	1,731

Total depreciation, depletion and amortization	$46,356	$44,955	$46,474

Capital expenditures
Cement	$231,036	$88,725	$18,099
Aggregates	64,437	12,837	18,041
Consumer products	19,691	7,729	8,847
Corporate	2,494	954	1,191

Total capital expenditures	$317,658	$110,245	$46,178

Net sales by product
Cement	$403,493	$374,322	$341,252
Stone, sand and gravel	124,491	114,692	99,622
Ready-mix concrete	277,725	264,967	222,420
Other products	111,691	109,775	97,700
Delivery fees	78,850	80,166	73,809

Total net sales	$996,250	$943,922	$834,803

        All sales were made in the United States during the periods presented with no single customer representing more than 10 percent of sales. All of our identifiable assets are located in the United States.

        Cement segment operating profit in 2007 includes $19.8 million representing distributions which we received pursuant to agreements that settled a 16-year dispute over the U.S. antidumping duty order on cement imports from Mexico. Aggregates segment operating profit includes a gain of $24.0 million from the sale of real estate in 2006 and a gain of $6.2 million from the sale of emission credits in 2005. Both sales were associated with our expanded shale and clay aggregate operations in south Texas.

        Cement capital expenditures include $208.4 million in 2007, $73.2 million in 2006 and $6.4 million in 2005, incurred in connection with the expansion and modernization of our Oro Grande, California cement plant. Other capital expenditures incurred represent normal replacement and technological upgrades of existing equipment and acquisitions to sustain existing operations in each segment.

DISCONTINUED OPERATIONS

        On July 29, 2005, we completed the spin-off of our steel segment in the form of a pro rata, tax-free dividend to our shareholders of one share of Chaparral Steel Company ("Chaparral") common stock for each share of our common stock that was owned on July 20, 2005. Following the spin-off, Chaparral became an independent, public company. We have no further ownership interest in Chaparral or in any steel business, and Chaparral has no ownership interest in us. In addition, Chaparral is not a guarantor of any of our indebtedness nor are we a guarantor of any Chaparral indebtedness. Our relationship with Chaparral is now governed by a separation and distribution agreement and the ancillary agreements described in that agreement. The terms of the agreements are more fully described in the note entitled "Legal Proceedings and Contingent Liabilities". In accordance with the terms of these agreements, we recorded a charge to retained earnings of approximately $1.0 million during 2007.

        As a consequence of the spin-off we recorded a charge of approximately $107.0 million related to the early retirement of the 10.25% Senior Notes and former credit facility and incurred $5.4 million in spin-off related charges during 2006.

        Interest expense has been allocated to discontinued operations based on the amount of our consolidated debt attributable to the steel operations. The total amount of interest allocated was $5.4 million in 2006 and $47.3 million in 2005.

        The following is a summary of operating results for discontinued operations through July 29, 2005.

	2006(a)	2005
	In thousands
Net sales	$198,893	$1,116,376
Costs and expenses	185,509	994,692

Income before income taxes	13,384	121,684
Income taxes	4,693	42,605

Income from discontinued operations	$8,691	$79,079

    (a)
    Includes operations through July 29, 2005.

        The following is a summary of the assets and liabilities of discontinued operations as of the July 29, 2005 spin-off.

July 29, 2005
In thousands
Assets
Current assets	$361,863
Property, plant and equipment—net	623,165
Goodwill	85,167
Other assets	16,742

Assets of discontinued operations	1,086,937
Liabilities
Current liabilities	76,568
Long-term debt	350,000
Deferred income taxes and other credits	142,395

Liabilities of discontinued operations	568,963

517,974
Total distribution charged to retained earnings	(517,974)

Net assets of discontinued operations	$—

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        On July 6, 2005, Texas Industries, Inc. (the parent company) issued $250 million principal amount of its 7.25% Senior Notes. All existing consolidated subsidiaries of the parent company are 100% owned and, excluding Chaparral and its subsidiaries, provide a joint and several, full and unconditional guarantee of the securities. There are no significant restrictions on the parent company's ability to obtain funds from any of the guarantor subsidiaries in the form of a dividend or loan. Additionally, there are no significant restrictions on a guarantor subsidiary's ability to obtain funds from the parent company or its direct or indirect subsidiaries.

        The following condensed consolidating balance sheets, statements of operations and statements of cash flows are provided for the parent company, all guarantor subsidiaries and all non-guarantor subsidiaries. The information has been presented as if the parent company accounted for its ownership of the guarantor and non-guarantor subsidiaries using the equity method of accounting.

	Texas Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	In thousands
Condensed consolidating balance sheet at May 31, 2007
Cash and cash equivalents	$6,095	$9,043	$—	$—	$15,138
Short-term investments	—	—	—	—	—
Receivables—net	—	142,610	—	—	142,610
Intercompany receivables	50,296	18,761	—	(69,057)	—
Inventories	—	121,467	—	—	121,467
Deferred income taxes and prepaid expenses	3,277	14,344	—	—	17,621

Total current assets	59,668	306,225	—	(69,057)	296,836
Goodwill	—	58,395	—	—	58,395
Real estate and investments	104,980	6,434	—	—	111,414
Deferred charges and intangibles	7,180	4,189	—	—	11,369
Investment in subsidiaries	816,831	—	—	(816,831)	—
Long-term intercompany receivables	50,000	—	—	(50,000)	—
Property, plant and equipment—net	—	784,222	—	—	784,222

Total assets	$1,038,659	$1,159,465	$—	$(935,888)	$1,262,236

Accounts payable	$77	$109,672	$—	$—	$109,749
Intercompany payables	18,761	50,296	—	(69,057)	—
Accrued interest, wages and other items	10,457	47,434	—	—	57,891
Current portion of long-term debt	1,135	205	—	—	1,340

Total current liabilities	30,430	207,607	—	(69,057)	168,980
Long-term debt	265,354	9,062	—	—	274,416
Convertible subordinated debentures	—	—	—	—	—
Long-term intercompany payables	—	50,000	—	(50,000)	—
Deferred income taxes and other credits	14,393	75,965	—	—	90,358
Shareholders' equity	728,482	816,831	—	(816,831)	728,482

Total liabilities and shareholders' equity	$1,038,659	$1,159,465	$—	$(935,888)	$1,262,236

Condensed consolidating balance sheet at May 31, 2006
Cash and cash equivalents	$78,569	$5,570	$—	$—	$84,139
Short-term investments	50,606	—	—	—	50,606
Receivables—net	9,543	123,306	—	—	132,849
Intercompany receivables	585	93,160	—	(93,745)	—
Inventories	—	102,052	—	—	102,052
Deferred income taxes and prepaid expenses	6,234	27,365	—	—	33,599

Total current assets	145,537	351,453	—	(93,745)	403,245
Goodwill	—	58,395	—	—	58,395
Real estate and investments	96,347	29,566	—	—	125,913
Deferred charges and intangibles	16,790	5,916	—	—	22,706
Investment in subsidiaries	699,775	—	—	(699,775)	—
Long-term intercompany receivables	50,000	—	—	(50,000)	—
Property, plant and equipment—net	—	470,311	—	—	470,311

Total assets	$1,008,449	$915,641	$—	$(843,520)	$1,080,570

Accounts payable	$184	$63,397	$—	$—	$63,581
Intercompany payables	93,160	585	—	(93,745)	—
Accrued interest, wages and other items	14,102	40,957	—	—	55,059
Current portion of long-term debt	681	—	—	—	681

Total current liabilities	108,127	104,939	—	(93,745)	119,321
Long-term debt	251,505	—	—	—	251,505
Convertible subordinated debentures	159,725	—	—	—	159,725
Long-term intercompany payables	—	50,000	—	(50,000)	—
Deferred income taxes and other credits	16,028	60,927	—	—	76,955
Shareholders' equity	473,064	699,775	—	(699,775)	473,064

Total liabilities and shareholders' equity	$1,008,449	$915,641	$—	$(843,520)	$1,080,570

Condensed consolidating statement of operations for year ended May 31, 2007
Net sales	$—	$996,250	$—	$—	$996,250
Cost of products sold	—	760,160	—	—	760,160

Gross profit	—	236,090	—	—	236,090
Selling, general and administrative	11,173	96,933	—	—	108,106
Interest	26,872	57	—	(12,855)	14,074
Loss on debt retirements and spin-off charges	48	—	—	—	48
Other income	(4,119)	(32,510)	—	—	(36,629)
Intercompany other income	(3,500)	(9,355)	—	12,855	—

	30,474	55,125	—	—	85,599

Income (loss) before the following items	(30,474)	180,965	—	—	150,491
Income taxes (benefit)	(11,293)	60,877	—	—	49,584

	(19,181)	120,088	—	—	100,907
Income from discontinued operations—net of income taxes	—	—	—	—	—
Equity in earnings of subsidiaries	120,088	—	—	(120,088)	—

Net income	$100,907	$120,088	$—	$(120,088)	$100,907

Condensed consolidating statement of operations for year ended May 31, 2006
Net sales	$—	$943,922	$—	$—	$943,922
Cost of products sold	—	766,941	—	—	766,941

Gross profit	—	176,981	—	—	176,981
Selling, general and administrative	4,736	83,927	—	—	88,663
Interest	32,665	1,990	—	(3,500)	31,155
Loss on debt retirements and spin-off charges	113,247	—	—	—	113,247
Other income	(5,823)	(41,447)	—	—	(47,270)
Intercompany other income	(3,500)	—	—	3,500	—

	141,325	44,470	—	—	185,795

Income (loss) before the following items	(141,325)	132,511	—	—	(8,814)
Income taxes (benefit)	(49,929)	41,704	—	—	(8,225)

	(91,396)	90,807	—	—	(589)
Income from discontinued operations—net of income taxes	—	(176)	8,867	—	8,691
Equity in earnings of subsidiaries	99,498	—	—	(99,498)	—

Net income	$8,102	$90,631	$8,867	$(99,498)	$8,102

Condensed consolidating statement of operations for year ended May 31, 2005
Net sales	$—	$834,803	$—	$—	$834,803
Cost of products sold	—	692,429	—	(15)	692,414

Gross profit	—	142,374	—	15	142,389
Selling, general and administrative	1,402	77,032	—	—	78,434
Interest	70,592	3,715	—	(50,774)	23,533
Loss on debt retirements and spin-off charges	894	—	—	—	894
Other income	(3,411)	(19,316)	—	—	(22,727)
Intercompany other income	(50,774)	—	—	50,774	—

	18,703	61,431	—	—	80,134

Income (loss) before the following items	(18,703)	80,943	—	15	62,255
Income taxes (benefit)	(5,750)	22,556	—	5	16,811

	(12,953)	58,387	—	10	45,444
Income from discontinued operations—net of income taxes	—	(1,320)	80,399	—	79,079
Equity in earnings of subsidiaries	137,476	—	—	(137,476)	—

Net income	$124,523	$57,067	$80,399	$(137,466)	$124,523

Condensed consolidating statement of cash flows for year ended May 31, 2007
Operating activities
Cash provided by continuing operating activities	$(129,957)	$315,915	$—	$—	$185,958
Cash provided (used) by discontinued operating activities	—	—	—	—	—

Net cash provided by operating activities	(129,957)	315,915	—	—	185,958
Investing activities
Capital expenditures—expansions	—	(208,381)	—	—	(208,381)
Capital expenditures—other	—	(109,277)	—	—	(109,277)
Proceeds from asset disposals	—	5,552	—	—	5,552
Purchases of short-term investments	(8,500)	—	—	—	(8,500)
Sales of short-term investments	59,000	—	—	—	59,000
Investments in life insurance contracts	(6,061)	—	—	—	(6,061)
Intercompany investing activities	—	—	—	—	—
Other—net	—	(336)	—	—	(336)

Cash used by continuing investing activities	44,439	(312,442)	—	—	(268,003)
Cash used by discontinued investing activities	—	—	—	—	—

Net cash used by investing activities	44,439	(312,442)	—	—	(268,003)
Financing activities
Long-term borrowings	38,000	—	—	—	38,000
Debt retirements	(25,521)	—	—	—	(25,521)
Debt issuance costs	—	—	—	—	—
Debt retirement costs	(6)	—	—	—	(6)
Interest rate swap terminations	—	—	—	—	—
Stock option exercises	6,394	—	—	—	6,394
Excess tax benefits from stock-based compensation	1,694	—	—	—	1,694
Common dividends paid	(7,517)	—	—	—	(7,517)

Cash provided (used) by continuing financing activities	13,044	—	—	—	13,044
Cash provided by discontinued financing activities	—	—	—	—	—

Net cash provided (used) by financing activities	13,044	—	—	—	13,044

Increase (decrease) in cash and cash equivalents	(72,474)	3,473	—	—	(69,001)
Cash and cash equivalents at beginning of year	78,569	5,570	—	—	84,139

Cash and cash equivalents at end of year	$6,095	$9,043	$—	$—	$15,138

Condensed consolidating statement of cash flows for year ended May 31, 2006
Operating activities
Cash provided by continuing operating activities	$4,499	$81,783	$—	$11,087	$97,369
Cash provided (used) by discontinued operating activities	—	—	3,309	(11,087)	(7,778)

Net cash provided by operating activities	4,499	81,783	3,309	—	89,591
Investing activities
Capital expenditures—expansions	—	(73,212)	—	—	(73,212)
Capital expenditures—other	—	(37,033)	—	—	(37,033)
Proceeds from asset disposals	—	23,107	—	—	23,107
Purchases of short-term investments	(50,500)	—	—	—	(50,500)
Investments in life insurance contracts	(4,366)	—	—	—	(4,366)
Intercompany investing activities	341,139	—	—	(341,139)	—
Other—net	—	612	—	—	612

Cash used by continuing investing activities	286,273	(86,526)	—	(341,139)	(141,392)
Cash used by discontinued investing activities	—	—	(343,896)	341,139	(2,757)

Net cash used by investing activities	286,273	(86,526)	(343,896)	—	(144,149)
Financing activities
Long-term borrowings	250,000	—	—	—	250,000
Debt retirements	(600,700)	—	—	—	(600,700)
Debt issuance costs	(7,363)	—	—	—	(7,363)
Debt retirement costs	(96,029)	—	—	—	(96,029)
Interest rate swap terminations	—	—	—	—	—
Stock option exercises	7,510	—	—	—	7,510
Excess tax benefits from stock-based compensation
Common dividends paid	(6,908)	—	—	—	(6,908)

Cash provided (used) by continuing financing activities	(453,490)	—	—	—	(453,490)
Cash provided by discontinued financing activities	—	—	340,587	—	340,587

Net cash provided (used) by financing activities	(453,490)	—	340,587	—	(112,903)

Increase (decrease) in cash and cash equivalents	(162,718)	(4,743)	—	—	(167,461)
Cash and cash equivalents at beginning of year	241,287	10,313	—	—	251,600

Cash and cash equivalents at end of year	$78,569	$5,570	$—	$—	$84,139

Condensed consolidating statement of cash flows for year ended May 31, 2005
Operating activities
Cash provided by continuing operating activities	$78,752	$110,609	$—	$(44,941)	$144,420
Cash provided (used) by discontinued operating activities	—	1,585	26,578	44,941	73,104

Net cash provided by operating activities	78,752	112,194	26,578	—	217,524
Investing activities
Capital expenditures—expansions	—	(6,365)	—	—	(6,365)
Capital expenditures—other	—	(39,813)	—	—	(39,813)
Proceeds from asset disposals	—	7,136	—	—	7,136
Purchases of short-term investments	—	—	—	—	—
Investments in life insurance contracts	—	(58,798)	—	—	(58,798)
Intercompany investing activities	—	—	—	—	—
Other—net	—	(677)	—	—	(677)

Cash used by continuing investing activities	—	(98,517)	—	—	(98,517)
Cash used by discontinued investing activities	—	(1,585)	(26,578)	—	(28,163)

Net cash used by investing activities	—	(100,102)	(26,578)	—	(126,680)
Financing activities
Long-term borrowings	—	—	—	—	—
Debt retirements	(680)	(19)	—	—	(699)
Debt issuance costs	(39)	—	—	—	(39)
Debt retirement costs	—	—	—	—	—
Interest rate swap terminations	(6,315)	—	—	—	(6,315)
Stock option exercises	41,399	—	—	—	41,399
Excess tax benefits from stock-based compensation
Common dividends paid	(6,643)	—	—	—	(6,643)

Cash provided (used) by continuing financing activities	27,722	(19)	—	—	27,703
Cash provided by discontinued financing activities	—	—	—	—	—

Net cash provided (used) by financing activities	27,722	(19)	—	—	27,703

Increase (decrease) in cash and cash equivalents	106,474	12,073	—	—	118,547
Cash and cash equivalents at beginning of year	134,813	(1,760)	—	—	133,053

Cash and cash equivalents at end of year	$241,287	$10,313	$—	$—	$251,600

QUARTERLY FINANCIAL INFORMATION (Unaudited)

        The following is a summary of quarterly financial information (in thousands except per share).

2007	Aug.	Nov.	Feb.	May
Net sales	$271,652	$245,832	$216,771	$261,995

Gross profit	$66,314	$51,775	$47,069	$70,932

Earnings
Income (loss) from continuing operations(1)	$29,431	$28,652	$12,713	$30,111
Income from discontinued operations	—	—	—	—

Net income (loss)	$29,431	$28,652	$12,713	$30,111

Per share
Basic earnings (loss)
Income (loss) from continuing operations	$1.23	$1.19	$.52	$1.12
Income from discontinued operations	—	—	—	—

Net income (loss)	$1.23	$1.19	$.52	$1.12

Diluted earnings (loss)
Income (loss) from continuing operations	$1.12	$1.09	$.50	$1.09
Income from discontinued operations	—	—	—	—

Net income (loss)	$1.12	$1.09	$.50	$1.09

2006	Aug.	Nov.	Feb.	May
Net sales	$241,884	$220,764	$216,763	$264,511

Gross profit	$47,663	$22,829	$37,366	$69,123

Earnings
Income (loss) from continuing operations(2)(3)	$(60,024)	$6,194	$11,311	$41,930
Income from discontinued operations	8,691	—	—	—

Net income (loss)	$(51,333)	$6,194	$11,311	$41,930

Per share
Basic earnings (loss)
Income (loss) from continuing operations	$(2.63)	$.27	$.49	$1.80
Income from discontinued operations	.38	—	—	—

Net income (loss)	$(2.25)	$.27	$.49	$1.80

Diluted earnings (loss)
Income (loss) from continuing operations	$(2.63)	$.26	$.47	$1.58
Income from discontinued operations	.38	—	—	—

Net income (loss)	$(2.25)	$.26	$.47	$1.58

(1)
During the November 2006 quarter we recorded pretax income of $19.8 million representing distributions which we received pursuant to agreements that settled a 16-year dispute over the U.S. antidumping duty order on cement imports from Mexico.

(2)
In connection with the July 2005, spin-off of our steel segment and related debt refinancing, we recorded a charge of approximately $107.0 million related to the early retirement of the 10.25% Senior Notes and former credit facility and incurred $5.4 million in spin-off related charges.

(3)
On May 31, 2006, we sold land associated with our expanded shale and clay aggregate operations in south Texas for a total pretax gain of $24.0 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Texas Industries, Inc.

        We have audited the accompanying consolidated balance sheets of Texas Industries, Inc. and subsidiaries (the Company) as of May 31, 2007 and 2006, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended May 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Texas Industries, Inc. and subsidiaries at May 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 2007, in conformity with U.S. generally accepted accounting principles.

        As discussed in the "Summary of Significant Accounting Policies" footnote to the consolidated financial statements, in fiscal year 2007 the Company changed its method of accounting for share-based compensation, certain pension and postretirement benefits and post-production mine stripping costs.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Texas Industries, Inc. and subsidiaries' internal control over financial reporting as of May 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 10, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Dallas, Texas July 10, 2007

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 9A.    CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

        During the three-month period ended May 31, 2007 we implemented a new accounts payable system. We expect this system to improve our control environment by automating and standardizing manual processes. There were no other significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The Company's management is responsible for establishing and maintaining a system of internal control over financial reporting that is designed to provide reasonable assurance, in a cost-effective manner, that financial statements are prepared in accordance with generally accepted accounting principles, assets are safeguarded and transactions occur and are recorded in accordance with management's authorization. Internal control systems over financial reporting have inherent limitations and may not prevent or detect all material misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance that the internal control objectives are met.

        With the participation of the Chief Executive Officer and the Chief Financial Officer, the Company's management assessed the effectiveness of the Company's internal control over financial reporting as of May 31, 2007. The criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework were used by management in its assessment. Based on the assessment, management concluded that the Company's internal control over financial reporting was effective as of May 31, 2007.

        Management's assessment of the effectiveness of internal control over financial reporting as of May 31, 2007 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company's consolidated financial statements. This audit report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
Texas Industries, Inc.

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Texas Industries, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of May 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that Texas Industries, Inc. and subsidiaries maintained effective internal control over financial reporting as of May 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Texas Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Texas Industries, Inc. and subsidiaries as of May 31, 2007 and 2006, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended May 31, 2007, and our report dated July 10, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
July 10, 2007

ITEM 9B.    OTHER INFORMATION

        On July 11, 2007, our board of directors approved an amendment to be effective on December 31, 2007 to the SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Agreement of Mel G. Brekhus, our President and Chief Executive Officer. The amendment is intended to insure that payments to Mr. Brekhus upon exercise of his stock appreciation rights after the amendment becomes effective are deductible by us for federal income tax purposes. The amendment applies to stock appreciation rights that are unexercised when the amendment becomes effective. The amendment (i) defers payment under the SAR Agreement until after Mr. Brekhus' employment terminates, (ii) provides for the payment of interest on the deferred amount at a rate equal to the greater of the U.S. Treasury Bill rate for Treasury Bills with a three month maturity or 120% of the applicable federal rate, and (iii) provides that we will pay any additional tax or interest imposed on Mr. Brekhus and caused by the deferral.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information about our executive officers is incorporated by reference to the "Executive Officers" section in Item 1 of this Report. Information about our directors is incorporated by reference to the "Election of Directors" section in our Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after May 31, 2007 (the "Proxy Statement"). Information about the Audit Committee and an audit committee financial expert is incorporated by reference to the "Board of Directors and Its Standing Committees—Audit Committee" section of the Proxy Statement.

        Information about Section 16 reports is incorporated by reference to the "Section 16(a) Beneficial Ownership Reporting Compliance" section of the Proxy Statement.

        Information about our Code of Ethics applicable to our chief executive officer, chief financial officer and principal accounting officers is incorporated by reference to the "Corporate Governance—Codes of Ethics, Corporate Governance Guidelines and Committee Charters" section of the Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

        Information about executive and director compensation is incorporated by reference to the "Compensation Discussion and Analysis," "Executive Compensation," "Compensation Committee Report," and "Director Compensation" sections of the Proxy Statement. Information about compensation committee interlocks and insider participation is incorporated by reference to the "Corporate Governance—Compensation Committee Interlocks and Insider Participation" section of the Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information about equity compensation plans is incorporated by reference to the "Equity Compensation Plan Information" section in Item 5 of this Report. Information about security ownership of certain beneficial owners and management is incorporated by reference to the "Security Ownership of Certain Beneficial Owners and Management" section of the Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information about certain relationships and related transactions is incorporated by reference to the "Corporate Governance—Related Person Transactions and Other Relationships" section of the Proxy Statement. Information about director independence is incorporated by reference to the "Corporate Governance—Director Independence" section of the Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information about principal accountant fees and services is incorporated by reference to the "Audit Committee Report" and "Fees Paid to Independent Auditors" sections of the Proxy Statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Documents filed as a part of this report.

(1)
Financial Statements and Supplementary Data

    Consolidated Balance Sheets—May 31, 2007 and 2006

    Consolidated Statements of Operations—Years ended May 31, 2007, 2006 and 2005

    Consolidated Statements of Cash Flows—Years ended May 31, 2007, 2006 and 2005

    Consolidated Statements of Shareholders' Equity—Years ended May 31, 2007, 2006 and 2005

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
4.2	Form of the Company's 7 1/4% Senior Note due 2013 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)
4.3	Form of the Company's Notation of Guarantee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)
4.4
Registration Rights Agreement, dated July 6, 2005, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)
4.5
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
10.7	Employment Agreement of Mel G. Brekhus (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 22, 2007)
10.8	Texas Industries, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 as filed May 19, 1994, File No. 033-53715)
10.9	Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed on January 5, 2007)
10.10	Form of Stock Option Agreement under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 25, 2006)
10.11	Form of Non-Employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated April 19, 2006)
10.12	TXI Annual Incentive Plans-Fiscal Year 2008
10.13	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2009 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on July 25, 2006)
10.14
TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2008, as amended (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on July 25, 2006)
10.15	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2010
10.16	Master Performance-Based Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement filed on August 25, 2006)
10.17	Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on August 12, 2005, File No. 001-04887)
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
10.23	Deferred Compensation Plan for Directors of Texas Industries, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 18, 2006)
10.24	Form of 2005 Executive Financial Security Plan (Annuity Formula) (incorporated by reference to Exhibit 10.25 to Quarterly Report on Form 10-Q filed on January 5, 2007)
10.25	Form of 2005 Executive Financial Security Plan (Lump Sum Formula) (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed on January 5, 2007)
10.26	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated April 19, 2006)
10.27	Amendment No. 2 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, between Texas Industries, Inc. and Mel G. Brekhus dated July 11, 2007
12.1	Computation of Ratios of Earnings to Fixed Charges
21.1	Subsidiaries of the Registrant as of May 31, 2007
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney for certain members of the Board of Directors
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of July, 2007.

TEXAS INDUSTRIES, INC.
By	/s/ MEL G. BREKHUS Mel G. Brekhus, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date
/s/ MEL G. BREKHUS Mel G. Brekhus		Director, President and Chief Executive Officer (Principal Executive Officer)	July 13, 2007
/s/ RICHARD M. FOWLER Richard M. Fowler		Executive Vice President—Finance and Chief Financial Officer (Principal Financial Officer)	July 13, 2007
/s/ JAMES R. MCCRAW James R. McCraw		Vice President—Accounting and Risk Management (Principal Accounting Officer)	July 13, 2007
Robert Alpert		Director	July 13, 2007
/s/ SAM COATS* Sam Coats		Director	July 13, 2007
/s/ GORDON E. FORWARD* Gordon E. Forward		Director	July 13, 2007
/s/ KEITH W. HUGHES* Keith W. Hughes		Director	July 13, 2007
/s/ HENRY H. MAUZ, JR.* Henry H. Mauz, Jr.		Director	July 13, 2007
/s/ THOMAS RANSDELL* Thomas Ransdell		Director	July 13, 2007
/s/ ROBERT D. ROGERS* Robert D. Rogers		Director	July 13, 2007
/s/ RONALD G. STEINHART* Ronald G. Steinhart		Director	July 13, 2007
* By	/s/ JAMES R. MCCRAW James R. McCraw Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit Number

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K dated August 28, 1996, File No. 001-04887)
3.2	By-laws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated April 13, 2005, File No. 001-04887)
3.3	Amended and Restated Certificate of Designations of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 1, 2006)
4.1
Form of Rights Agreement dated as of November 1, 2006, between Texas Industries, Inc. and Mellon Investor Services, LLC (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on October 20, 2006, File No. 001-04887)
4.2	Form of the Company's 7 1/4% Senior Note due 2013 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)
4.3	Form of the Company's Notation of Guarantee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)
4.4
Registration Rights Agreement, dated July 6, 2005, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)
4.5
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

10.7	Employment Agreement of Mel G. Brekhus (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 22, 2007)
10.8	Texas Industries, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 as filed May 19, 1994, File No. 033-53715)
10.9	Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed on January 5, 2007)
10.10	Form of Stock Option Agreement under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 25, 2006)
10.11	Form of Non-Employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated April 19, 2006)
10.12	TXI Annual Incentive Plans-Fiscal Year 2008
10.13	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2009 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on July 25, 2006)
10.14
TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2008, as amended (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on July 25, 2006)
10.15	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2010
10.16	Master Performance-Based Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement filed on August 25, 2006)
10.17	Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on August 12, 2005, File No. 001-04887)
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

10.23	Deferred Compensation Plan for Directors of Texas Industries, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 18, 2006)
10.24	Form of 2005 Executive Financial Security Plan (Annuity Formula) (incorporated by reference to Exhibit 10.25 to Quarterly Report on Form 10-Q filed on January 5, 2007)
10.25	Form of 2005 Executive Financial Security Plan (Lump Sum Formula) (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed on January 5, 2007)
10.26	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated April 19, 2006)
10.27	Amendment No. 2 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, between Texas Industries, Inc. and Mel G. Brekhus dated July 11, 2007
12.1	Computation of Ratios of Earnings to Fixed Charges
21.1	Subsidiaries of the Registrant as of May 31, 2007
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney for certain members of the Board of Directors
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer