Form 10-Q
period 2007-08-31
TEXAS INDUSTRIES INC
filed 2007-09-27
CIK 97472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

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

There were 27,350,113 shares of the Registrant’s Common Stock, $1.00 par value, outstanding as of September 24, 2007.

INDEX

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

In thousands	Unaudited August 31, 2007	May 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,165	$15,138
Receivables – net	160,079	142,610
Inventories	112,517	121,467
Deferred income taxes and prepaid expenses	13,047	17,621

TOTAL CURRENT ASSETS	290,808	296,836

OTHER ASSETS
Goodwill	58,395	58,395
Real estate and investments	112,217	111,414
Deferred charges and intangibles	12,031	11,369

	182,643	181,178

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	133,311	132,992
Buildings	40,760	41,485
Machinery and equipment	771,453	752,531
Construction in progress	420,907	362,646

	1,366,431	1,289,654
Less depreciation and depletion	510,881	505,432

	855,550	784,222

	$1,329,001	$1,262,236

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$94,516	$109,749
Accrued interest, wages and other items	41,710	57,891
Current portion of long-term debt	213	1,340

TOTAL CURRENT LIABILITIES	136,439	168,980

LONG-TERM DEBT	353,585	274,416

DEFERRED INCOME TAXES AND OTHER CREDITS	89,400	90,358

SHAREHOLDERS’ EQUITY
Common stock, $1 par value	27,350	27,323
Additional paid-in capital	453,488	448,289
Retained earnings	272,950	257,087
Accumulated other comprehensive loss	(4,211)	(4,217)

	749,577	728,482

	$1,329,001	$1,262,236

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Three months ended August 31,
In thousands except per share	2007	2006
NET SALES	$263,454	$271,652

Cost of products sold	217,437	205,338

GROSS PROFIT	46,017	66,314

Selling, general and administrative	22,183	21,058
Interest	—	5,542
Other income	(2,253)	(3,551)

	19,930	23,049

INCOME BEFORE INCOME TAXES	26,087	43,265

Income taxes	8,173	13,834

NET INCOME	$17,914	$29,431

Net income per share
Basic	$.66	$1.23
Diluted	$.64	$1.12

Average shares outstanding
Basic	27,333	23,959
Diluted	27,896	27,515

Cash dividends per share	$.075	$.075

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Three months ended August 31,
In thousands	2007	2006
OPERATING ACTIVITIES
Net income	$17,914	$29,431
Adjustments to reconcile net income to cash provided by operating activities
Gain on asset disposals	(455)	(490)
Depreciation, depletion and amortization	13,318	11,172
Deferred income taxes	513	3,777
Stock-based compensation expense (credit)	(1,717)	554
Excess tax benefits from stock-based compensation	(3,287)	(881)
Other – net	(142)	(175)
Changes in operating assets and liabilities
Receivables – net	(17,458)	(6,218)
Inventories	8,950	722
Prepaid expenses	1,735	953
Accounts payable and accrued liabilities	(5,319)	(2,782)

Net cash provided by operating activities	14,052	36,063
INVESTING ACTIVITIES

Capital expenditures – expansions	(76,361)	(47,702)
Capital expenditures – other	(27,231)	(16,416)
Proceeds from asset disposals	1,288	987
Purchases of short-term investments	—	(8,500)
Sales of short-term investments	—	20,000
Investments in life insurance contracts	(415)	(2,402)
Other – net	(24)	297

Net cash used by investing activities	(102,743)	(53,736)

FINANCING ACTIVITIES
Long-term borrowings	124,000	—
Debt retirements	(46,173)	(1)
Debt issuance costs	(944)	—
Stock option exercises	599	752
Excess tax benefits from stock-based compensation	3,287	881
Common dividends paid	(2,051)	(1,798)

Net cash provided (used) by financing activities	78,718	(166)

Decrease in cash and cash equivalents	(9,973)	(17,839)
Cash and cash equivalents at beginning of period	15,138	84,139

Cash and cash equivalents at end of period	$5,165	$66,300

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Texas Industries, Inc. and subsidiaries is a leading supplier of heavy building materials in the United States through three business segments: cement, aggregates and consumer products, which produce and sell cement; stone, sand and gravel and expanded shale and clay aggregate; and ready-mix concrete and packaged concrete and related products, respectively, from facilities concentrated primarily in Texas, Louisiana and California. When used in these notes the terms “Company,” “we,” “us,” or “our” mean Texas Industries, Inc. and subsidiaries unless the context indicates otherwise.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 2007, are not necessarily indicative of the results that may be expected for the year ended May 31, 2008. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Texas Industries, Inc. for the year ended May 31, 2007.

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

Major Maintenance Activities. Maintenance and repairs are charged to expense as incurred. Effective June 1, 2007, we adopted Financial Accounting Standards Board FSP AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” This FSP addresses the planned major maintenance of assets and prohibits the use of the “accrue-in-advance” method of accounting for these activities. The adoption of this FSP did not have any impact on our consolidated financial statements.

Goodwill. Management tests goodwill for impairment at least annually by reporting unit. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future prices for our products, capital needs, economic trends and other factors. Goodwill having a carrying value of $58.4 million at August 31, 2007 and May 31, 2007 resulted from the acquisition of Riverside Cement Company and is identified with our California cement operations. The fair value of the reporting unit exceeds its carrying value.

Real Estate and Investments. Surplus real estate and real estate acquired for development of high quality industrial, office or multi-use parks totaled $6.1 million at August 31, 2007 and $6.2 million at May 31, 2007.

Investments are composed primarily of life insurance contracts purchased in connection with certain of our benefit plans. The contracts, recorded at their net cash surrender value, totaled $105.9 million (net of distributions of $1.2 million) at August 31, 2007 and $105.0 million (net of distributions of $1.2 million) at May 31, 2007.

Deferred Charges and Intangibles. Deferred charges are composed primarily of debt issuance costs that totaled $6.1 million at August 31, 2007 and $5.4 million at May 31, 2007. The costs are amortized over the term of the related debt.

Intangibles are composed of non-compete agreements and other intangibles with finite lives being amortized on a straight-line basis over a 15-year period. Their carrying value, adjusted for write-offs, totaled $1.0 million (net of accumulated amortization of $2.9 million) at August 31, 2007 and $1.1 million (net of accumulated amortization of $2.8 million) at May 31, 2007. Amortization expense incurred was $100,000 in each of the three-month periods ended August 31, 2007 and 2006. Estimated amortization expense for each of the five succeeding years is approximately $300,000 for 2008 and 2009, $200,000 for 2010 and 2011, and none for 2012.

Other Credits. Other credits of $61.4 million at August 31, 2007 and $62.9 million at May 31, 2007 are composed primarily of liabilities related to our retirement plans, deferred compensation agreements and asset retirement obligations.

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

Changes in asset retirement obligations are as follows:

	Three months ended August 31,
In thousands	2007	2006
Balance at beginning of period	$4,987	$4,346
Additions	—	63
Accretion expense	95	105
Settlements	(374)	(209)

Balance at end of period	$4,708	$4,305

Accumulated Other Comprehensive Loss. Amounts recognized in accumulated other comprehensive loss represent adjustments related to a defined benefit retirement plan and a postretirement health benefit plan covering approximately 600 employees and retirees of our California cement subsidiary. The amounts totaled $4.2 million (net of tax of $2.5 million) at August 31, 2007 and May 31, 2007.

Comprehensive income for the three-month periods ending August 31, 2007 and 2006 consisted of net income and amounts in accumulated other comprehensive loss recognized as components of net periodic postretirement benefit cost, net of tax. These recognized amounts were not significant, and therefore, comprehensive income approximated net income for the periods.

Net Sales. Sales are recognized when title has transferred and products are delivered. We include delivery fees in the amount we bill customers to the extent needed to recover our cost of freight and delivery. Net sales are presented as revenues including these delivery fees.

Other Income. Routine sales of surplus operating assets and real estate resulted in gains of $700,000 and $500,000 in the three-month periods ended August 31, 2007 and 2006, respectively. Interest income totaled $400,000 and $2.1 million in the three-month periods ended August 31, 2007 and 2006, respectively.

Income Taxes. Accounting for income taxes uses the liability method of recognizing and classifying deferred income taxes. Texas Industries, Inc. (the parent company) joins in filing a consolidated return with its subsidiaries. Current and deferred tax expense is allocated among the members of the group based on a stand-alone calculation of the tax of the individual member. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense.

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

Basic and Diluted EPS are calculated as follows:

	Three-months ended August 31,
In thousands except per share	2007	2006
Basic earnings
Net income	$17,914	$29,431
Unvested restricted share participation	(10)	(10)

Basic income	$17,904	$29,421

Diluted earnings
Net income	$17,914	$29,431
Interest on convertible subordinated debentures - net of tax	—	1,427
Unvested restricted share participation	(10)	(10)

Diluted income	$17,904	$30,848

Shares
Weighted-average shares outstanding	27,341	23,961
Contingently issuable shares	7	6
Unvested restricted shares	(15)	(8)

Basic weighted-average shares	27,333	23,959

Convertible subordinated debentures	—	3,113
Stock option, restricted share and award dilution	563	443

Diluted weighted-average shares*	27,896	27,515

Net income per share
Basic	$.66	$1.23
Diluted	$.64	$1.12

* Shares excluded due to antidilutive effect
Stock options, restricted shares and awards	—	220

WORKING CAPITAL

Working capital totaled $154.4 million at August 31, 2007, compared to $127.9 million at May 31, 2007.

Receivables consist of:

In thousands	August 31, 2007	May 31, 2007

Accounts receivable	$138,368	$121,282
Notes receivable including accrual interest	21,711	21,328

	$160,079	$142,610

Accounts receivable are presented net of allowances for doubtful receivables of $1.3 million at August 31, 2007 and May 31, 2007. Provisions for bad debts charged to expense were $100,000 in each of the three-month periods ended August 31, 2007 and 2006. Uncollectible accounts written off totaled $100,000 in each of the three-month periods ended August 31, 2007 and 2006. Notes receivable included in current receivables relate to routine sales of surplus operating assets and real estate.

Inventories consist of:

In thousands	August 31, 2007	May 31, 2007

Finished products	$7,578	$12,190
Work in process	50,727	56,628
Raw materials	18,569	16,300

Total inventories at LIFO cost	76,874	85,118
Parts and supplies	35,643	36,349

Total inventories	$112,517	$121,467

Inventories are stated at cost (not in excess of market) with finished products, work in process and raw material inventories using the last-in, first-out (“LIFO”) method and parts and supplies inventories using the average cost method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. If the average cost method (which approximates current replacement cost) had been used for all of these inventories, inventory values would have been higher by $27.0 million at August 31, 2007 and May 31, 2007.

Accrued interest, wages and other items consist of:

In thousands	August 31, 2007	May 31, 2007

Interest	$2,644	$7,029
Employee compensation	19,110	36,942
Income taxes	3,224	1,316
Property taxes and other	16,732	12,604

	$41,710	$57,891

LONG-TERM DEBT

Long-term debt consists of:

In thousands	August 31, 2007	May 31, 2007
Senior revolving credit facility expiring in 2012	$94,000	$15,000
Senior notes due 2013, interest rate 7.25%	250,000	250,000
Pollution control bonds due through 2007, interest rate 6.19% (75% of prime)	—	1,135
Other	357	354

	344,357	266,489
Capital lease obligation	9,441	9,267
Less current portion	(213)	(1,340)

	$353,585	$274,416

Senior Revolving Credit Facility. On August 15, 2007, we amended and restated our June 30, 2005 credit agreement. The amended and restated credit agreement continues to provide for a $200 million senior revolving credit facility, but the credit facility is no longer secured and the principal amount may be increased by up to an additional $100 million at our option, provided that the lenders that are parties to the amended and restated credit agreement and such additional lenders as are invited by us and approved by the administrative agent provide commitments for the additional principal amount. The credit facility expires on August 15, 2012. It includes a $50 million sub-limit for letters of credit. Any outstanding letters of credit are deducted from the borrowing availability under the facility. At August 31, 2007, $94.0 million was outstanding under the facility and an additional $29.1 million of the facility was utilized to support letters of credit. Amounts drawn under the facility bear interest either at the LIBOR rate plus a margin of .75% to 2%, or at a base rate (which is the higher of the federal funds rate plus 0.5% and the prime rate) plus a margin of up to 1%. The interest rate margins are subject to adjustments based on our leverage ratio. Commitment fees are payable currently at an annual rate of .25% on the unused portion of the facility. All of our consolidated subsidiaries have guaranteed our obligations under the credit facility. We may terminate the facility at any time.

The credit facility contains covenants restricting, among other things, prepayment or redemption of our senior notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. We are required to comply with certain financial tests and to maintain certain financial ratios, such as leverage and interest coverage ratios. We were in compliance with all of our loan covenants as of August 31, 2007.

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

Other. Maturities of long-term debt, excluding the capital lease obligation, for each of the five succeeding years are none for 2008 through 2011 and $94.0 million for 2012. The total amount of interest paid was $10.2 million and $11.5 million during the three-month periods ended August 31, 2007 and 2006, respectively. Interest capitalized was $6.1 million and $1.8 million during the three-month periods ended August 31, 2007 and 2006, respectively.

COMMITMENTS

During fiscal year 2006, we commenced construction on a project to expand and modernize our Oro Grande, California cement plant. We are constructing approximately 2.3 million tons of advanced dry process annual cement production capacity, and plan to retire the 1.3 million tons of existing, but less efficient, production after the new plant is commissioned. We expect the Oro Grande project will cost approximately $358 million, excluding capitalized interest related to the project, of which $344.1 million has been expended as of August 31, 2007. The new plant is expected to begin the startup and commissioning process by the end of November 2007.

On September 21, 2007, we entered into a construction contract in connection with a project to expand our Hunter, Texas cement plant. We plan to expand the Hunter plant by approximately 1.4 million tons of advanced dry process annual cement production capacity. The 900,000 tons of existing annual cement production capacity will remain in operation. We currently expect the Hunter project will cost from $325 to $350 million, excluding capitalized interest related to the project. We expect to start commissioning the new kiln system by the end of calendar year 2009.

SHAREHOLDERS’ EQUITY

Common stock consists of:

In thousands	August 31, 2007	May 31, 2007

Shares authorized	40,000	40,000
Shares outstanding	27,350	27,323
Shares reserved for stock options and other	3,306	3,334

There are authorized 100,000 shares of Cumulative Preferred Stock, no par value, of which 20,000 shares are designated $5 Cumulative Preferred Stock (Voting), redeemable at $105 per share and entitled to $100 per share upon dissolution. An additional 40,000 shares are designated Series B Junior Participating Preferred Stock. The Series B Preferred Stock is not redeemable and ranks, with respect to the payment of dividends and the distribution of assets, junior to (i) all other series of the Preferred Stock unless the terms of any other series shall provide otherwise and (ii) the $5 Cumulative Preferred Stock. No shares of Cumulative Preferred Stock or Series B Junior Participating Preferred Stock were outstanding as of August 31, 2007. Pursuant to a Rights Agreement, in November 2006, we distributed a dividend of one preferred share purchase right for each outstanding share of our Common Stock. Each right entitles the holder to purchase from us one one-thousandth of a share of the Series B Junior Participating Preferred Stock at a price of $300, subject to adjustment. The rights will expire on November 1, 2016 unless the date is extended or the rights are earlier redeemed or exchanged by us pursuant to the Rights Agreement.

STOCK-BASED COMPENSATION PLANS

The Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (the “2004 Plan”) provides that, in addition to other types of awards, non-qualified and incentive stock options to purchase Common Stock may be granted to employees and non-employee directors at market prices at date of grant. In addition, non-qualified and incentive stock options remain outstanding under our 1993 Stock Option Plan. During 2006, our Board of Directors approved the amendment of certain options to conform the “change of control” provisions in such options with the terms of our other agreements.

Options become exercisable in installments beginning one year after date of grant and expire ten years later. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. Options with graded vesting are valued as single awards and the compensation cost recognized using a straight-line attribution method over the shorter of the vesting period or required service period adjusted for estimated forfeitures. No options were granted during the three-month periods ended August 31, 2007 and 2006.

A summary of option transactions for the three-month period ended August 31, 2007, follows:

	Shares Under Option	Weighted-Average Option Price
Outstanding at May 31, 2007	1,483,035	$36.31
Exercised	(25,024)	23.93
Canceled	(3,900)	60.21

Outstanding at August 31, 2007	1,454,111	$36.46

Exercisable at August 31, 2007	816,054	$26.99

The following table summarizes information about stock options outstanding as of August 31, 2007.

	Range of Exercise Prices
	$16.04 - $27.85	$31.15 - $45.86	$51.70 - $70.18
Options outstanding
Shares outstanding	628,694	413,767	411,650
Weighted-average remaining life in years	4.78	3.94	8.86
Weighted-average exercise price	$19.16	$38.59	$60.73
Options exercisable
Shares exercisable	487,011	294,443	34,600
Weighted-average remaining life in years	4.55	2.56	8.38
Weighted-average exercise price	$19.80	$35.98	$51.71

Outstanding options expire on various dates to January 17, 2017. We have reserved 1,839,964 shares for future awards under the 2004 Plan as of August 31, 2007.

As of August 31, 2007, the aggregate intrinsic value (the difference in the closing market price of our common stock of $73.72 and the exercise price to be paid by the optionee) of stock options outstanding was $54.2 million. The aggregate intrinsic value of exercisable stock options at that date was $38.1 million. The total intrinsic value for options exercised (the difference in the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) was $1.5 million and $900,000 for the three-month periods ended August 31, 2007 and 2006, respectively.

We have provided additional stock-based compensation to employees and directors under stock appreciation rights contracts, deferred compensation agreements, restricted stock payments and a former stock awards program. At August 31, 2007, outstanding stock appreciation rights totaled 158,645 shares, deferred compensation agreements to be settled in cash totaled 98,525 shares, deferred compensation agreements to be settled in common stock totaled 5,718 shares, unvested restricted stock payments totaled 15,169 shares and stock awards totaled 6,426 shares. Other credits included $16.1 million at August 31, 2007 and $17.9 million at May 31, 2007 representing accrued compensation which is expected to be settled in cash.

Total stock-based compensation included in selling, general and administrative expense (credit) was $(1.7) million and $600,000 in the three-month periods ended August 31, 2007 and 2006, respectively.

As of August 31, 2007, $10.7 million of total unrecognized compensation cost related to stock options, stock appreciation rights contracts, restricted stock payments and stock awards is expected to be recognized. We currently expect to recognize approximately $4.2 million of this stock-based compensation expense in 2008, $2.8 million in 2009, $2.0 million in 2010, $1.2 million in 2011, $400,000 in 2012 and thereafter an aggregate of $100,000.

RETIREMENT PLANS

Riverside Defined Benefit Plans. Approximately 600 employees and retirees of our California cement subsidiary, Riverside Cement Company, are covered by a defined benefit pension plan and a postretirement health benefit plan. Unrecognized prior service costs and actuarial gains or losses for these plans are recognized in a systematic manner over the remaining service periods of active employees expected to receive benefits under these plans. The amount of the defined benefit pension plan and postretirement health benefit plan expense charged to costs and expenses for the three-month periods ended August 31, 2007 and 2006, was as follows:

	Pension Benefit		Health Benefit
In thousands	2007	2006	2007	2006
Service cost	$144	$123	$30	$24
Interest cost	695	681	100	92
Expected return on plan assets	(882)	(760)	—	—
Amortization of prior service cost	—	—	(211)	(211)
Amortization of net actuarial loss	55	107	164	150

	$12	$151	$83	$55

Financial Security Defined Benefit Plans. We have a series of financial security plans that are non-qualified defined benefit plans providing retirement and death benefits to substantially all of our executive and key managerial employees. The plans are contributory but not funded. The amount of financial security plan benefit expense charged to costs and expenses for the three-month periods ended August 31, 2007 and 2006, was as follows:

	FSP Benefit
In thousands	2007	2006
Service cost	$743	$572
Interest cost	474	440
Recognized actuarial loss	—	254
Participant contributions	(99)	(87)

	$1,118	$1,179

INCOME TAXES

Federal income taxes for the interim periods ended August 31, 2007 and 2006 have been included in the accompanying financial statements on the basis of an estimated annual rate. The primary reason that the tax rate differs from the 35% statutory corporate rate is due to percentage depletion that is tax deductible, state income taxes and deductions for income from qualified domestic production activities. Our estimated effective tax rate for 2007 is 31.4% compared to 32.0% for 2006. We received income tax refunds of $500,000 and $300,000 during the three-month periods ended August 31, 2007 and 2006, respectively.

Effective June 1, 2007, we adopted Financial Accounting Standards Board Interpretation 48, “Accounting for Uncertainty in Income Taxes.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have no significant reserves for uncertain tax positions and no adjustments to such reserves were required upon adoption of this interpretation. Interest and penalties resulting from audits by tax authorities have been immaterial and are included in income tax expense in the consolidated statements of operations.

In addition to our federal income tax return, we file income tax returns in various state jurisdictions. We are no longer subject to federal or state income tax examinations by tax authorities for years prior to 2004. Our federal income tax returns for 2004 through 2006 are currently under examination. We do not anticipate that any adjustments would have a material effect on our financial position.

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

The following is a summary of assets used in each of our business segments.

In thousands	August 31, 2007	May 31, 2007

Identifiable assets
Cement	$839,714	$775,229
Aggregates	212,651	209,614
Consumer products	114,465	102,916
Corporate	162,171	174,477

Total assets	$1,329,001	$1,262,236

The following is a summary of operating results and certain other financial data for our business segments.

	Three-months ended August 31,
In thousands	2007	2006
Net sales
Cement
Sales to external customers	$108,798	$116,276
Intersegment sales	20,699	21,414
Aggregates
Sales to external customers	61,181	66,914
Intersegment sales	10,682	8,981
Consumer products
Sales to external customers	93,475	88,462
Intersegment sales	1,051	1,083
Eliminations	(32,432)	(31,478)

Total net sales	$263,454	$271,652

Segment operating profit
Cement	$17,218	$40,134
Aggregates	11,660	12,582
Consumer products	4,077	3,641
Unallocated overhead and other income - net	(1,734)	(1,911)

Total segment operating profit	31,221	54,446

Corporate
Selling, general and administrative expense	(5,809)	(7,747)
Interest	—	(5,542)
Other income	675	2,108

Income before income taxes	$26,087	$43,265

Depreciation, depletion and amortization
Cement	$5,897	$5,715
Aggregates	5,138	3,800
Consumer products	2,055	1,542
Corporate	228	115

Total depreciation, depletion and amortization	$13,318	$11,172

Capital expenditures
Cement	$92,047	$50,355
Aggregates	7,549	9,255
Consumer products	3,573	4,191
Corporate	423	317

Total capital expenditures	$103,592	$64,118

Net sales by product
Cement	$102,723	$109,744
Stone, sand and gravel	31,655	35,146
Ready-mix concrete	79,925	72,345
Other products	28,657	32,082
Delivery fees	20,494	22,335

Total net sales	$263,454	$271,652

All sales were made in the United States during the periods presented with no single customer representing more than 10 percent of sales. All of our identifiable assets are located in the United States.

Cement capital expenditures include $76.4 million and $47.7 million in the three-month periods ended August 31, 2007 and 2006, respectively, incurred in connection with the expansion and modernization of our Oro Grande, California cement plant, and $9.8 million in the three-month period ended August 31, 2007 incurred in connection with the expansion of our Hunter, Texas cement plant. Other capital expenditures incurred represent normal replacement and technological upgrades of existing equipment and acquisitions to sustain existing operations in each segment.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

On July 6, 2005, Texas Industries, Inc. (the parent company) issued $250 million principal amount of its 7.25% Senior Notes. All existing consolidated subsidiaries of the parent company are 100% owned and provide a joint and several, full and unconditional guarantee of the securities. There are no significant restrictions on the parent company’s ability to obtain funds from any of the guarantor subsidiaries in the form of a dividend or loan. Additionally, there are no significant restrictions on a guarantor subsidiary’s ability to obtain funds from the parent company or its direct or indirect subsidiaries.

The following condensed consolidating balance sheets, statements of operations and statements of cash flows are provided for the parent company, all guarantor subsidiaries and all non-guarantor subsidiaries. The information has been presented as if the parent company accounted for its ownership of the guarantor and non-guarantor subsidiaries using the equity method of accounting.

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating balance sheet at August 31, 2007

Cash and cash equivalents	$1,737	$3,428	$—	$—	$5,165
Receivables - net	—	160,079	—	—	160,079
Intercompany receivables	129,694	18,755	—	(148,449)	—
Inventories	—	112,517	—	—	112,517
Deferred income taxes and prepaid expenses	258	12,789	—	—	13,047

Total current assets	131,689	307,568	—	(148,449)	290,808

Goodwill	—	58,395	—	—	58,395
Real estate and investments	105,908	6,309	—	—	112,217
Deferred charges and intangibles	7,688	4,343	—	—	12,031
Investment in subsidiaries	838,047	—	—	(838,047)	—
Long-term intercompany receivables	50,000	—	—	(50,000)	—
Property, plant and equipment – net	—	855,550	—	—	855,550

Total assets	$1,133,332	$1,232,165	$—	$(1,036,496)	$1,329,001

Accounts payable	$80	$94,436	$—	$—	$94,516
Intercompany payables	18,755	129,694	—	(148,449)	—
Accrued interest, wages and other items	7,093	34,617	—	—	41,710
Current portion of long-term debt	—	213	—	—	213

Total current liabilities	25,928	258,960	—	(148,449)	136,439

Long-term debt	344,357	9,228	—	—	353,585
Long-term intercompany payables	—	50,000	—	(50,000)	—
Deferred income taxes and other credits	13,470	75,930	—	—	89,400
Shareholders’ equity	749,577	838,047	—	(838,047)	749,577

Total liabilities and shareholders’ equity	$1,133,332	$1,232,165	$—	$(1,036,496)	$1,329,001

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating balance sheet at May 31, 2007

Cash and cash equivalents	$6,095	$9,043	$—	$—	$15,138
Receivables - net	—	142,610	—	—	142,610
Intercompany receivables	50,296	18,761	—	(69,057)	—
Inventories	—	121,467	—	—	121,467
Deferred income taxes and prepaid expenses	3,277	14,344	—	—	17,621

Total current assets	59,668	306,225	—	(69,057)	296,836

Goodwill	—	58,395	—	—	58,395
Real estate and investments	104,980	6,434	—	—	111,414
Deferred charges and intangibles	7,180	4,189	—	—	11,369
Investment in subsidiaries	816,831	—	—	(816,831)	—
Long-term intercompany receivables	50,000	—	—	(50,000)	—
Property, plant and equipment – net	—	784,222	—	—	784,222

Total assets	$1,038,659	$1,159,465	$—	$(935,888)	$1,262,236

Accounts payable	$77	$109,672	$—	$—	$109,749
Intercompany payables	18,761	50,296	—	(69,057)	—
Accrued interest, wages and other items	10,457	47,434	—	—	57,891
Current portion of long-term debt	1,135	205	—	—	1,340

Total current liabilities	30,430	207,607	—	(69,057)	168,980

Long-term debt	265,354	9,062	—	—	274,416
Long-term intercompany payables	—	50,000	—	(50,000)	—
Deferred income taxes and other credits	14,393	75,965	—	—	90,358
Shareholders’ equity	728,482	816,831	—	(816,831)	728,482

Total liabilities and shareholders’ equity	$1,038,659	$1,159,465	$—	$(935,888)	$1,262,236

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating statement of operations for the three months ended August 31, 2007

Net sales	$—	$263,454	$—	$—	$263,454
Cost of products sold	—	217,437	—	—	217,437

Gross profit	—	46,017	—	—	46,017

Selling, general and administrative	254	21,929	—	—	22,183
Interest	5,866	—	—	(5,866)	—
Other income	(26)	(2,227)	—	—	(2,253)
Intercompany other income	(882)	(4,984)	—	5,866	—

	5,212	14,718	—	—	19,930

Income (loss) before the following items	(5,212)	31,299	—	—	26,087
Income taxes (benefit)	(1,916)	10,089	—	—	8,173

	(3,296)	21,210	—	—	17,914
Equity in earnings of subsidiaries	21,210	—	—	(21,210)	—

Net income	$17,914	$21,210	$—	$(21,210)	$17,914

Condensed consolidating statement of operations for the three months ended August 31, 2006

Net sales	$—	$271,652	$—	$—	$271,652
Cost of products sold	—	205,338	—	—	205,338

Gross profit	—	66,314	—	—	66,314
Selling, general and administrative	1,502	19,556	—	—	21,058
Interest	6,412	12	—	(882)	5,542
Other income	(1,676)	(1,875)	—	—	(3,551)
Intercompany other income	(882)	—	—	882	—

	5,356	17,693	—	—	23,049

Income (loss) before the following items	(5,356)	48,621	—	—	43,265
Income taxes (benefit)	(2,015)	15,849	—	—	13,834

	(3,341)	32,772	—	—	29,431
Equity in earnings of subsidiaries	32,772	—	—	(32,772)	—

Net income	$29,431	$32,772	$—	$(32,772)	$29,431

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating statement of cash flows for the three months ended August 31, 2007

Net cash provided by operating activities	$(82,661)	$96,713	$—	$—	$14,052

Investing activities
Capital expenditures - expansions	—	(76,361)	—	—	(76,361)
Capital expenditures - other	—	(27,231)	—	—	(27,231)
Proceeds from asset disposals	—	1,288	—	—	1,288
Purchases of short-term investments	—	—	—	—	—
Sales of short-term investments	—	—	—	—	—
Investments in life insurance contracts	(415)	—	—	—	(415)
Other - net	—	(24)	—	—	(24)

Net cash used by investing activities	(415)	(102,328)	—	—	(102,743)

Financing activities
Long-term borrowings	124,000	—	—	—	124,000
Debt retirements	(46,173)	—	—	—	(46,173)
Debt issuance costs	(944)	—	—	—	(944)
Stock option exercises	599	—	—	—	599
Excess tax benefits from stock-based compensation	3,287	—	—	—	3,287
Common dividends paid	(2,051)	—	—	—	(2,051)

Net cash provided (used) by financing activities	78,718	—	—	—	78,718

Decrease in cash and cash equivalents	(4,358)	(5,615)	—	—	(9,973)

Cash and cash equivalents at beginning of period	6,095	9,043	—	—	15,138

Cash and cash equivalents at end of period	$1,737	$3,428	$—	$—	$5,165

Condensed consolidating statement of cash flows for the three months ended August 31, 2006

Net cash provided by operating activities	$(23,859)	$59,922	$—	$—	$36,063

Investing activities
Capital expenditures - expansions	—	(47,702)	—	—	(47,702)
Capital expenditures - other	—	(16,416)	—	—	(16,416)
Proceeds from asset disposals	—	987	—	—	987
Purchases of short-term investments	(8,500)	—	—	—	(8,500)
Sales of short-term investments	20,000	—	—	—	20,000
Investments in life insurance contracts	(2,402)	—	—	—	(2,402)
Other - net	—	297	—	—	297

Net cash used by investing activities	9,098	(62,834)	—	—	(53,736)

Financing activities
Long-term borrowings	—	—	—	—	—
Debt retirements	(1)	—	—	—	(1)
Debt issuance costs	—	—	—	—	—
Stock option exercises	752	—	—	—	752
Excess tax benefits from stock-based compensation	881	—	—	—	881
Common dividends paid	(1,798)	—	—	—	(1,798)

Net cash provided (used) by financing activities	(166)	—	—	—	(166)

Decrease in cash and cash equivalents	(14,927)	(2,912)	—	—	(17,839)

Cash and cash equivalents at beginning of period	78,569	5,570	—	—	84,139

Cash and cash equivalents at end of period	$63,642	$2,658	$—	$—	$66,300

EXHIBIT A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Texas Industries, Inc.

We have reviewed the accompanying consolidated balance sheet of Texas Industries, Inc. and subsidiaries (the Company) as of August 31, 2007, and the related consolidated statements of operations and cash flows for the three-month periods ended August 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of May 31, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended [not presented herein], and in our report dated July 10, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of May 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Dallas, Texas

September 25, 2007

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

RESULTS OF OPERATIONS

The following table highlights certain operating information relating to our products.

	Three months ended August 31,
In thousands except per unit	2007	2006
Sales
Cement	$123,423	$131,157
Stone, sand and gravel	39,804	42,723
Ready-mix concrete	79,990	72,442
Other products	32,175	34,473
Interplant	(32,432)	(31,478)
Delivery fees	20,494	22,335

Net sales	$263,454	$271,652

Shipments
Cement (tons)	1,290	1,388
Stone, sand and gravel (tons)	5,551	6,461
Ready-mix concrete (cubic yards)	998	980

Prices
Cement ($/ton)	$95.69	$94.48
Stone, sand and gravel ($/ton)	7.17	6.61
Ready-mix concrete ($/cubic yard)	80.17	73.90

Cost of sales
Cement ($/ton)	$79.37	$62.97
Stone, sand and gravel ($/ton)	5.05	4.97
Ready-mix concrete ($/cubic yard)	73.90	70.11

Gross profit for the three-month period ended August 31, 2007 was $46.0 million, a decrease of $20.3 million from the prior year period despite improved product pricing. The decrease was primarily the result of lower cement shipments in our Texas market area due to adverse weather and higher cement production costs due to plant maintenance.

Sales. Net sales for the three-month period ended August 31, 2007 were $263.5 million, a decrease of $8.2 million from the prior year period. Total cement sales decreased $7.7 million on 1% higher average prices and 7% lower shipments. Total stone, sand and gravel sales decreased $2.9 million on 8% higher average prices and 14% lower shipments. Total ready-mix concrete sales increased $7.5 million on 8% higher average prices and 2% higher volume.

Above average rainfall in our Texas market area during the first two months of the current three-month period reduced shipments of all of our major products. Average prices for our major products have improved from the prior year period. Market conditions have continued to support the current level of pricing.

Cost of Products Sold. Cost of products sold for the three-month period ended August 31, 2007 was $217.4 million, an increase of $12.1 million from the prior year period. Cement unit costs increased 26%. Stone, sand and gravel unit costs increased 2%. Ready-mix concrete unit costs increased 5%.

Scheduled shutdowns for maintenance at our Midlothian and Hunter, Texas cement plants was the primary reason for increased cement unit costs. Stone, sand and gravel overall unit costs increased primarily as a result of reduced shipments caused by the adverse weather conditions in north Texas offset in part by lower production levels. Ready-mix concrete unit costs increased primarily as a result of higher distribution and cement and aggregate raw material costs.

Selling, General and Administrative. Selling, general and administrative expense for the three-month period ended August 31, 2007 was $22.2 million, an increase of $1.1 million from the prior year period. Operating selling, general and administrative expense for the three-month period ended August 31, 2007 was $16.4 million, an increase of $3.0 million from the prior year period. The increase was primarily the result of $1.5 million higher incentive compensation expense and $500,000 higher wages and benefits. Corporate selling, general and administrative expense for the three-month period ended August 31, 2007 was $5.8 million, a decrease of $1.9 million from the prior year period. The decrease was primarily the result of lower stock-based compensation expense.

Other Income. Other income for the three-month period ended August 31, 2007 was $2.3 million, a decrease of $1.3 million from the prior year period. Operating other income for the three-month period ended August 31, 2007 was $1.6 million, an increase of $100,000 from the prior year period. The increase was primarily the result of higher rent and royalty income. Corporate other income for the three-month period ended August 31, 2007 was $700,000, a decreased of $1.4 million from the prior year period. The decrease was primarily the result of $1.7 million lower interest income offset in part by $200,000 higher real estate income.

Interest Expense

Interest expense incurred for the three-month period ended August 31, 2007 was $6.1 million all of which was capitalized in conjunction with our Oro Grande, California cement plant expansion and modernization project. Interest expense incurred for the three-month period ended August 31, 2006 was $7.3 million, of which $1.8 million was capitalized.

Income Taxes

Federal income taxes for the interim periods ended August 31, 2007 and 2006 have been included in the accompanying financial statements on the basis of an estimated annual rate. The primary reason that the tax rate differs from the 35% statutory corporate rate is due to percentage depletion that is tax deductible, state income taxes and deductions for income from qualified domestic production activities. Our estimated effective tax rate for 2007 is 31.4% compared to 32.0% for 2006.

LIQUIDITY AND CAPITAL RESOURCES

In addition to cash and cash equivalents of $5.2 million at August 31, 2007, our sources of liquidity include cash from operations, borrowings available under our $200 million senior revolving credit facility and distributions available from our investments in life insurance contracts.

Senior Revolving Credit Facility. On August 15, 2007, we amended and restated our June 30, 2005 credit agreement. The amended and restated credit agreement continues to provide for a $200 million senior revolving credit facility, but the credit facility is no longer secured and the principal amount may be increased by up to an additional $100 million at our option, provided that the lenders that are parties to the amended and restated credit agreement and such additional lenders as are invited by us and approved by the administrative agent provide commitments for the additional principal amount. The credit facility expires on August 15, 2012. It includes a $50 million sub-limit for letters of credit. Any outstanding letters of credit are deducted from the borrowing availability under the facility. At August 31, 2007, $94.0 million was outstanding under the facility and an additional $29.1 million of the facility was utilized to support letters of credit. Amounts drawn under the facility bear interest either at the LIBOR rate plus a margin of .75% to 2%, or at a base rate (which is the higher of the federal funds rate plus 0.5% and the prime rate) plus a margin of up to 1%. The interest rate margins are subject to adjustments based on our leverage ratio. All of our consolidated subsidiaries have guaranteed our obligations under the credit facility.

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

Investments in Life Insurance Contracts. We have purchased life insurance contracts in connection with certain of our benefit plans. At August 31, 2007, these contracts had a net cash surrender value of $105.9 million, of which approximately $100 million is available for distribution at our election.

Capital Expenditure Commitments. During fiscal year 2006, we commenced construction on a project to expand and modernize our Oro Grande, California cement plant. We are constructing approximately 2.3 million tons of advanced dry process annual cement production capacity, and plan to retire the 1.3 million tons of existing, but less efficient, production after the new plant is commissioned. We expect the Oro Grande project will cost approximately $358 million, excluding capitalized interest related to the project, of which $344.1 million has been expended as of August 31, 2007. The new plant is expected to begin the startup and commissioning process by the end of November 2007.

On September 21, 2007, we entered into a construction contract in connection with a project to expand our Hunter, Texas cement plant. We plan to expand the Hunter plant by approximately 1.4 million tons of advanced dry process annual cement production capacity. The 900,000 tons of existing annual cement production capacity will remain in operation. We currently expect the Hunter project will cost from $325 to $350 million, excluding capitalized interest related to the project. We expect to start commissioning the new kiln system by the end of calendar year 2009.

We expect cash and cash equivalents, cash from operations, available borrowings under our senior revolving credit facility and available distributions from our investments in life insurance contracts to be sufficient to provide funds for capital expenditure commitments currently estimated at $200 million for fiscal year 2008 (including the expansion and modernization of our Oro Grande, California cement plant but excluding the expansion of the Hunter, Texas plant), scheduled debt payments, working capital needs and other general corporate purposes for at least the next year. We are currently reviewing alternatives for funding capital expenditures for the expansion of our Hunter, Texas cement plant.

Cash Flows

Net cash provided by operating activities for the three-month period ended August 31, 2007 was $14.1 million compared to $36.1 million for the prior year period. The decrease resulted primarily from lower net income and changes in working capital items.

Net cash used by investing activities for the three-month period ended August 31, 2007 was $102.7 million compared to $53.7 million for the prior year period. Capital expenditures incurred in connection with the expansion and modernization of our Oro Grande, California cement plant were $76.4 million, up $28.7 million from the prior year period. Capital expenditures incurred in connection with the expansion of our Hunter, Texas cement plant were $9.8 million in the current period. Capital expenditures for normal replacement and technological upgrades of existing equipment and acquisitions to sustain our existing operations were $17.4 million, up $1.0 million from the prior year period. In the prior year period, we decreased our investment in auction rate securities $11.5 million.

Net cash provided by financing activities for the three-month period ended August 31, 2007 was $78.7 million compared to $200,000 used in the prior year period. The increase resulted primarily from borrowings under our senior revolving credit facility and higher excess tax benefits from stock-based compensation.

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

Critical Accounting Policies

The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Changes in the facts and circumstances could have a significant impact on the resulting financial statements. The critical accounting policies that affect the more complex judgments and estimates are described in our Annual Report on Form 10-K for the year ended May 31, 2007.

New Accounting Standards.

Accounting for Uncertainty in Income Taxes. Effective June 1, 2007, we adopted Financial Accounting Standards Board Interpretation 48, “Accounting for Uncertainty in Income Taxes.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have no significant reserves for uncertain tax positions and no adjustments to such reserves were required upon adoption of this interpretation. Interest and penalties resulting from audits by tax authorities have been immaterial and are included in income tax expense in the consolidated statements of operations.

Major Maintenance Activities. Effective June 1, 2007, we adopted Financial Accounting Standards Board FSP AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” This FSP addresses the planned major maintenance of assets and prohibits the use of the “accrue-in-advance” method of accounting for these activities. The adoption of this FSP did not have any impact on our consolidated financial statements.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Certain statements contained in this quarterly report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the impact of competitive pressures and changing economic and financial conditions on our business, the level of construction activity in our markets, abnormal periods of inclement weather, unexpected periods of equipment downtime, changes in the cost of raw materials, fuel and energy, the impact of environmental laws and other regulations, and the risks and uncertainties described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year-ended May 31, 2007.

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

The U. S. Environmental Protection Agency, or EPA, has issued a Finding and Notice of Violation, or NOV, to Riverside Cement Company, one of our subsidiaries. In the NOV, the EPA alleged the violation of several federal and state laws and regulations on certain dates between June 2002 and January 2005 involving the old cement kilns at Riverside’s Oro Grande, California plant. The alleged violations primarily include exceeding the temperature and nitrogen oxide emission limits for the cement kilns, excess visible emissions and failure to perform all required visible emission observations, inadequate description of certain procedures in an equipment operating plan, and failure to perform certain baghouse inspections and measurements. In July and August 2007 the EPA proposed settlement terms to Riverside. Based on subsequent negotiations, Riverside believes that a settlement is likely in which it will not admit the alleged violations, and it will agree to pay a civil penalty of approximately $394,000, start up its new cement kiln and shut down its old kilns on a mutually agreed schedule and implement specified baghouse inspection measures.

The other information required by this item is included in the section of the Notes to Consolidated Financial Statements entitled “Legal Proceedings and Contingent Liabilities” presented in Part I and incorporated herein by reference.

Item 5.	Other Information

On September 21, 2007, TXI Operations, LP (“TXI Ops”), a wholly owned subsidiary of Texas Industries, Inc., entered into a contract (the “Construction Contract”) with Amec-Zachry Contractors (the “Contractor”), a joint venture between Zachry Construction Corporation and AMEC E&C Services, Inc. In the Construction Contract, TXI Ops engaged the Contractor to furnish, as provided in the Construction Contract, project management services, construction management, engineering, design, drawings, materials, equipment, tools, installation, labor, supervision and insurance to provide TXI Ops with a new 3,850 short tons per day clinker production line at TXI Ops’ Hunter, Texas cement plant. TXI Ops has entered into the Construction Contract in connection with the previously announced expansion of the Hunter cement plant.

A copy of the Construction Contract is attached as Exhibit 10.28 hereto and incorporated herein by reference.

Item 6.	Exhibits

The following exhibits are included herein:

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K dated August 28, 1996, File No. 001-04887)

3.2	By-laws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated April 13, 2005, File No. 001-04887)

3.3	Amended and Restated Certificate of Designations of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 1, 2006)

4.1	Form of Rights Agreement dated as of November 1, 2006, between Texas Industries, Inc. and Mellon Investor Services, LLC (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on October 20, 2006, File No. 001-04887)

4.2	Form of the Company’s 7 1/4% Senior Note due 2013 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

4.3	Form of the Company’s Notation of Guarantee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

4.4	Registration Rights Agreement, dated July 6, 2005, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K dated June 29, 2005, File No. 001- 04887)

4.5	Indenture, dated July 6, 2005, among the Company, the Guarantors and Wells Fargo, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.1	Purchase Agreement, dated June 29, 2005, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.2	First Amended and Restated Credit Agreement, dated August 15, 2007, among the Company, Bank of America, N.A., as Administrative Agent and lender, L/C Issuer and Swing Line Lender, UBS Securities LLC, as Syndication Agent, and certain lenders (incorporated by reference to Exhibit 10.1 to Report on Form 8-K filed on August 17, 2007, File No. 001-04887)

10.3	Separation and Distribution Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.4	Amendment No. 1 to Separation and Distribution Agreement dated as of July 27, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated July 27, 2005, File No. 001-04887)

10.5	Tax Sharing and Indemnification Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.6	Security Agreement, dated as of July 6, 2005, among the Company, the Guarantors and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.7	Employment Agreement of Mel G. Brekhus (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 22, 2007)

10.8	Texas Industries, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 as filed May 19, 1994, File No. 033-53715)

10.9	Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.10	Form of Stock Option Agreement under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 25, 2006)

10.11	Form of Non-Employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated April 19, 2006)

10.12	TXI Annual Incentive Plans-Fiscal Year 2008 (incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K filed on July 13, 2007)

10.13	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2009 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on July 25, 2006)

10.14	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2008, as amended (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on July 25, 2006)

10.15	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2010 (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on July 13, 2007)

10.16	Master Performance-Based Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement filed on August 25, 2006)

10.17	Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on August 12, 2005, File No. 001-04887)

10.18	Form of SAR Agreement for Non-Employee Directors under Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on August 12, 2005, File No. 001-04887)

10.19	Form of Amendment No. 1 to SAR Agreement for Non-Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K dated April 19, 2006)

10.20	SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan between Texas Industries, Inc. and Mel G. Brekhus, dated June 1, 2004 (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on July 25, 2006)

10.21	Amendment No. 1 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, by and between Texas Industries, Inc. and Mel G. Brekhus dated April 24, 2006 (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K filed on July 25, 2006)

10.22	Contract, dated September 27, 2005, between Riverside Cement Company and Oro Grande Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated September 27, 2005, noting that portions of the exhibit were omitted pursuant to a request for confidential treatment)

10.23	Deferred Compensation Plan for Directors of Texas Industries, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 18, 2006)

10.24	Form of 2005 Executive Financial Security Plan (Annuity Formula) (incorporated by reference to Exhibit 10.25 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.25	Form of 2005 Executive Financial Security Plan (Lump Sum Formula) (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.26	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated April 19, 2006)

10.27	Amendment No. 2 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, between Texas Industries, Inc. and Mel G. Brekhus dated July 11, 2007 (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed on July 13, 2007)

10.28	Contract, signed September 21, 2007, between TXI Operations, LP and Amec-Zachry Contractors (portions of the exhibit have been omitted pursuant to a request for confidential treatment)

12.1	Computation of Ratios of Earnings to Fixed Charges

15.1	Letter re: Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

The remaining exhibits have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS INDUSTRIES, INC.

September 27, 2007	/s/ Richard M. Fowler
Richard M. Fowler
Executive Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

September 27, 2007	/s/ James R. McCraw
James R. McCraw
Vice President – Accounting and Risk Management (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K dated August 28, 1996, File No. 001-04887)

3.2	By-laws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated April 13, 2005, File No. 001-04887)

3.3	Amended and Restated Certificate of Designations of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 1, 2006)

4.1	Form of Rights Agreement dated as of November 1, 2006, between Texas Industries, Inc. and Mellon Investor Services, LLC (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on October 20, 2006, File No. 001-04887)

4.2	Form of the Company’s 7 1/4% Senior Note due 2013 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

4.3	Form of the Company’s Notation of Guarantee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

4.4	Registration Rights Agreement, dated July 6, 2005, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K dated June 29, 2005, File No. 001- 04887)

4.5	Indenture, dated July 6, 2005, among the Company, the Guarantors and Wells Fargo, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.1	Purchase Agreement, dated June 29, 2005, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.2	First Amended and Restated Credit Agreement, dated August 15, 2007, among the Company, Bank of America, N.A., as Administrative Agent and lender, L/C Issuer and Swing Line Lender, UBS Securities LLC, as Syndication Agent, and certain lenders (incorporated by reference to Exhibit 10.1 to Report on Form 8-K filed on August 17, 2007, File No. 001-04887)

10.3	Separation and Distribution Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.4	Amendment No. 1 to Separation and Distribution Agreement dated as of July 27, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated July 27, 2005, File No. 001-04887)

10.5	Tax Sharing and Indemnification Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.6	Security Agreement, dated as of July 6, 2005, among the Company, the Guarantors and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.7	Employment Agreement of Mel G. Brekhus (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 22, 2007)

Index to Exhibits-(Continued)

Exhibit Number
10.8	Texas Industries, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 as filed May 19, 1994, File No. 033-53715)

10.9	Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.10	Form of Stock Option Agreement under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 25, 2006)

10.11	Form of Non-Employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated April 19, 2006)

10.12	TXI Annual Incentive Plans-Fiscal Year 2008 (incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K filed on July 13, 2007)

10.13	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2009 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on July 25, 2006)

10.14	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2008, as amended (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on July 25, 2006)

10.15	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2010 (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on July 13, 2007)

10.16	Master Performance-Based Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement filed on August 25, 2006)

10.17	Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on August 12, 2005, File No. 001-04887)

10.18	Form of SAR Agreement for Non-Employee Directors under Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on August 12, 2005, File No. 001-04887)

10.19	Form of Amendment No. 1 to SAR Agreement for Non-Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K dated April 19, 2006)

10.20	SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan between Texas Industries, Inc. and Mel G. Brekhus, dated June 1, 2004 (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on July 25, 2006)

10.21	Amendment No. 1 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, by and between Texas Industries, Inc. and Mel G. Brekhus dated April 24, 2006 (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K filed on July 25, 2006)

10.22	Contract, dated September 27, 2005, between Riverside Cement Company and Oro Grande Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated September 27, 2005, noting that portions of the exhibit were omitted pursuant to a request for confidential treatment)

10.23	Deferred Compensation Plan for Directors of Texas Industries, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 18, 2006)

Index to Exhibits-(Continued)

Exhibit Number

10.24	Form of 2005 Executive Financial Security Plan (Annuity Formula) (incorporated by reference to Exhibit 10.25 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.25	Form of 2005 Executive Financial Security Plan (Lump Sum Formula) (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.26	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated April 19, 2006)

10.27	Amendment No. 2 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, between Texas Industries, Inc. and Mel G. Brekhus dated July 11, 2007 (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed on July 13, 2007)

10.28	Contract, signed September 21, 2007, between TXI Operations, LP and Amec-Zachry Contractors (portions of the exhibit have been omitted pursuant to a request for confidential treatment)

12.1	Computation of Ratios of Earnings to Fixed Charges

15.1	Letter re: Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer