Form 10-Q
period 2007-11-30
TEXAS INDUSTRIES INC
filed 2008-01-04
CIK 97472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

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

There were 27,360,139 shares of the Registrant’s Common Stock, $1.00 par value, outstanding as of January 2, 2008.

INDEX

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

In thousands	Unaudited November 30, 2007	May 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$26,216	$15,138
Receivables – net	163,990	142,610
Inventories	112,824	121,467
Deferred income taxes and prepaid expenses	19,785	17,621

TOTAL CURRENT ASSETS	322,815	296,836
OTHER ASSETS
Goodwill	60,110	58,395
Real estate and investments	48,037	111,414
Deferred charges and intangibles	12,097	11,369

	120,244	181,178
PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	134,227	132,992
Buildings	40,868	41,485
Machinery and equipment	774,832	752,531
Construction in progress	492,518	362,646

	1,442,445	1,289,654
Less depreciation and depletion	517,557	505,432

	924,888	784,222

	$1,367,947	$1,262,236

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$115,408	$109,749
Accrued interest, wages and other items	50,568	57,891
Current portion of long-term debt	217	1,340

TOTAL CURRENT LIABILITIES	166,193	168,980
LONG-TERM DEBT	334,517	274,416
DEFERRED INCOME TAXES AND OTHER CREDITS	89,014	90,358
SHAREHOLDERS’ EQUITY
Common stock, $1 par value	27,355	27,323
Additional paid-in capital	454,860	448,289
Retained earnings	300,214	257,087
Accumulated other comprehensive loss	(4,206)	(4,217)

	778,223	728,482

	$1,367,947	$1,262,236

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Three months ended November 30,		Six months ended November 30,
In thousands except per share	2007	2006	2007	2006
NET SALES	$268,473	$245,832	$531,927	$517,484
Cost of products sold	208,271	194,057	425,708	399,395

GROSS PROFIT	60,202	51,775	106,219	118,089

Selling, general and administrative	21,064	30,147	43,247	51,205
Interest	—	4,643	—	10,185
Other income	(3,442)	(24,800)	(5,695)	(28,351)

	17,622	9,990	37,552	33,039

INCOME BEFORE INCOME TAXES	42,580	41,785	68,667	85,050
Income taxes	13,265	13,133	21,438	26,967

NET INCOME	$29,315	$28,652	$47,229	$58,083

Net income per share
Basic	$1.07	$1.19	$1.73	$2.42
Diluted	$1.05	$1.09	$1.69	$2.21

Average shares outstanding
Basic	27,348	24,001	27,340	23,980
Diluted	27,849	27,602	27,873	27,558

Cash dividends per share	$.075	$.075	$.15	$.15

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Six months ended November 30,
In thousands	2007	2006
OPERATING ACTIVITIES
Net income	$47,229	$58,083
Adjustments to reconcile net income to cash provided by operating activities
Gain on asset disposals	(917)	(539)
Depreciation, depletion and amortization	27,164	22,284
Deferred income taxes	1,127	8,511
Stock-based compensation expense (credit)	(1,325)	6,267
Excess tax benefits from stock-based compensation	(3,383)	(1,563)
Other – net	(945)	(2,724)
Changes in operating assets and liabilities
Receivables – net	(21,357)	2,816
Inventories	8,643	1,562
Prepaid expenses	1,920	2,365
Accounts payable and accrued liabilities	2,320	13,556

Net cash provided by operating activities	60,476	110,618
INVESTING ACTIVITIES
Capital expenditures – expansions	(138,364)	(107,855)
Capital expenditures – other	(36,724)	(39,601)
Proceeds from asset disposals	2,366	775
Purchases of short-term investments	—	(8,500)
Sales of short-term investments	—	49,000
Investments in life insurance contracts	65,529	(4,274)
Other – net	55	(105)

Net cash used by investing activities	(107,138)	(110,560)
FINANCING ACTIVITIES
Long-term borrowings	189,000	—
Debt retirements	(130,237)	(355)
Debt issuance costs	(1,033)	—
Stock option exercises	730	1,843
Excess tax benefits from stock-based compensation	3,383	1,563
Common dividends paid	(4,103)	(3,600)

Net cash provided (used) by financing activities	57,740	(549)

Increase (decrease) in cash and cash equivalents	11,078	(491)
Cash and cash equivalents at beginning of period	15,138	84,139

Cash and cash equivalents at end of period	$26,216	$83,648

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended November 30, 2007, are not necessarily indicative of the results that may be expected for the year ended May 31, 2008. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Texas Industries, Inc. for the year ended May 31, 2007.

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

Goodwill. Management tests goodwill for impairment at least annually by reporting unit. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future prices for our products, capital needs, economic trends and other factors. Goodwill having a carrying value of $58.4 million at November 30, 2007 and May 31, 2007 resulted primarily from the acquisition of Riverside Cement Company and is identified with our California cement operations. Goodwill having a carrying value of $1.7 million at November 30, 2007 resulted from the acquisition of ready-mix operations in Texas and Louisiana and is identified with our consumer products operations. In each case, the fair value of the reporting unit exceeds its carrying value.

Real Estate and Investments. Surplus real estate and real estate acquired for development of high quality industrial, office or multi-use parks totaled $6.0 million at November 30, 2007 and $6.2 million at May 31, 2007.

Investments are composed primarily of life insurance contracts purchased in connection with certain of our benefit plans. The contracts, recorded at their net cash surrender value, totaled $41.9 million (net of distributions of $71.5 million plus accrued interest) at November 30, 2007 and $105.0 million (net of distributions of $1.2 million plus accrued interest) at May 31, 2007. Distributions totaling $70.3 million were received during the six-month period ended November 30, 2007.

Deferred Charges and Intangibles. Deferred charges are composed primarily of debt issuance costs that totaled $5.9 million at November 30, 2007 and $5.4 million at May 31, 2007. The costs are amortized over the term of the related debt.

Intangibles are composed of non-compete agreements and other intangibles with finite lives being amortized on a straight-line basis over periods of 2 to 15 years. Their carrying value, adjusted for write-offs, totaled $1.0 million (net of accumulated amortization of $2.9 million) at November 30, 2007 and $1.1 million (net of accumulated amortization of $2.8 million) at May 31, 2007. Amortization expense incurred was $100,000 in each of the six-month periods ended November 30, 2007 and 2006. Estimated amortization expense for each of the five succeeding years is approximately $300,000 for 2008 and 2009, $200,000 for 2010 and 2011, and none for 2012.

Other Credits. Other credits, composed primarily of liabilities related to our retirement plans, deferred compensation agreements and asset retirement obligations, totaled $60.2 million at November 30, 2007 and $62.9 million at May 31, 2007.

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

Changes in asset retirement obligations are as follows:

	Six months ended November 30,
In thousands	2007	2006
Balance at beginning of period	$4,987	$4,346
Additions	259	63
Accretion expense	197	189
Settlements	(457)	(363)

Balance at end of period	$4,986	$4,235

Accumulated Other Comprehensive Loss. Amounts recognized in accumulated other comprehensive loss represent adjustments related to a defined benefit retirement plan and a postretirement health benefit plan covering approximately 600 employees and retirees of our California cement subsidiary. The amounts totaled $4.2 million (net of tax of $2.5 million) at November 30, 2007 and May 31, 2007.

Comprehensive income for the three-month and six-month periods ending November 30, 2007 and 2006 consisted of net income and amounts in accumulated other comprehensive loss recognized as components of net periodic postretirement benefit cost, net of tax. These recognized amounts were not significant, and therefore, comprehensive income approximated net income for the periods.

Net Sales. Sales are recognized when title has transferred and products are delivered. We include delivery fees in the amount we bill customers to the extent needed to recover our cost of freight and delivery. Net sales are presented as revenues including these delivery fees.

Other Income. Routine sales of surplus operating assets and real estate resulted in gains of $1.3 million and $2.2 million in the three-month periods ended November 30, 2007 and 2006, respectively, and $2.0 million and $2.7 million in the six-month periods ended November 30, 2007 and 2006, respectively. Interest income totaled $500,000 and $1.9 million in the three-month periods ended November 30, 2007 and 2006, respectively, and $900,000 and $4.0 million in the six-month periods ended November 30, 2007 and 2006, respectively.

Other income in the three-month and six-month periods ended November 30, 2006 includes $19.8 million representing distributions which we received pursuant to agreements that settled a 16-year dispute over the U.S. antidumping duty order on cement imports from Mexico.

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

Basic and Diluted EPS are calculated as follows:

	Three-months ended November 30,		Six-months ended November 30,
In thousands except per share	2007	2006	2007	2006
Basic earnings
Net income	$29,315	$28,652	$47,229	$58,083
Unvested restricted share participation	(13)	(9)	(23)	(19)

Basic income	$29,302	$28,643	$47,206	$58,064

Diluted earnings
Net income	$29,315	$28,652	$47,229	$58,083
Interest on convertible subordinated debentures – net of tax	—	1,427	—	2,854
Unvested restricted share participation	(13)	(9)	(23)	(19)

Diluted income	$29,302	$30,070	$47,206	$60,918

Shares
Weighted-average shares outstanding	27,353	24,002	27,347	23,982
Contingently issuable shares	7	6	7	6
Unvested restricted shares	(12)	(7)	(14)	(8)

Basic weighted-average shares	27,348	24,001	27,340	23,980

Convertible subordinated debentures	—	3,112	—	3,112
Stock option, restricted share and award dilution	501	489	533	466

Diluted weighted-average shares*	27,849	27,602	27,873	27,558

Net income per share
Basic	$1.07	$1.19	$1.73	$2.42
Diluted	$1.05	$1.09	$1.69	$2.21

* Shares excluded due to antidilutive effect
Stock options, restricted shares and awards	—	—	—	110

WORKING CAPITAL

Working capital totaled $156.6 million at November 30, 2007, compared to $127.9 million at May 31, 2007.

Receivables consist of:

In thousands	November 30, 2007	May 31, 2007
Accounts receivable	$141,895	$121,282
Notes receivable including accrual interest	22,095	21,328

	$163,990	$142,610

Accounts receivable are presented net of allowances for doubtful receivables of $1.7 million at November 30, 2007 and $1.3 million at May 31, 2007. Provisions for bad debts charged to expense were $500,000 and $300,000 in the six-month periods ended November 30, 2007 and 2006, respectively. Uncollectible accounts written off totaled $100,000 in each of the six-month periods ended November 30, 2007 and 2006. Notes receivable included in current receivables relate to routine sales of surplus operating assets and real estate.

Inventories consist of:

In thousands	November 30, 2007	May 31, 2007
Finished products	$9,408	$12,190
Work in process	49,832	56,628
Raw materials	18,428	16,300

Total inventories at LIFO cost	77,668	85,118
Parts and supplies	35,156	36,349

Total inventories	$112,824	$121,467

Inventories are stated at cost (not in excess of market) with finished products, work in process and raw material inventories using the last-in, first-out (“LIFO”) method and parts and supplies inventories using the average cost method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. If the average cost method (which approximates current replacement cost) had been used for all of these inventories, inventory values would have been higher by $27.2 million at November 30, 2007 and $27.0 million at May 31, 2007.

Accrued interest, wages and other items consist of:

In thousands	November 30, 2007	May 31, 2007
Interest	$7,152	$7,029
Employee compensation	20,681	36,942
Income taxes	1,437	1,316
Property taxes and other	21,298	12,604

	$50,568	$57,891

LONG-TERM DEBT

Long-term debt consists of:

In thousands	November 30, 2007	May 31, 2007
Senior revolving credit facility expiring in 2012	$75,000	$15,000
Senior notes due 2013, interest rate 7.25%	250,000	250,000
Pollution control bonds due through 2007, interest rate 6.19% (75% of prime)	—	1,135
Other	344	354

	325,344	266,489
Capital lease obligation	9,390	9,267
Less current portion	(217)	(1,340)

	$334,517	$274,416

Senior Revolving Credit Facility. On August 15, 2007, we amended and restated our June 30, 2005 credit agreement. The amended and restated credit agreement continues to provide for a $200 million senior revolving credit facility, but the credit facility is no longer secured and the principal amount may be increased by up to an additional $100 million at our option, provided that the lenders that are parties to the amended and restated credit agreement and such additional lenders as are invited by us and approved by the administrative agent provide commitments for the additional principal amount. The credit facility expires on August 15, 2012. It includes a $50 million sub-limit for letters of credit. Any outstanding letters of credit are deducted from the borrowing availability under the facility. At November 30, 2007, $75.0 million was outstanding under the facility and an additional $29.1 million of the facility was utilized to support letters of credit. Amounts drawn under the facility bear interest either at the LIBOR rate plus a margin of .75% to 2%, or at a base rate (which is the higher of the federal funds rate plus 0.5% and the prime rate) plus a margin of up to 1%. The interest rate margins are subject to adjustments based on our leverage ratio. Commitment fees are payable currently at an annual rate of .25% on the unused portion of the facility. All of our consolidated subsidiaries have guaranteed our obligations under the credit facility. We may terminate the facility at any time.

The credit facility contains covenants restricting, among other things, prepayment or redemption of our senior notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. We are required to comply with certain financial tests and to maintain certain financial ratios, such as leverage and interest coverage ratios. We were in compliance with all of our loan covenants as of November 30, 2007.

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

Other. Maturities of long-term debt, excluding the capital lease obligation, for each of the five succeeding years are none for 2008 through 2011 and $75.0 million for 2012. The total amount of interest paid was $12.2 million and $14.0 million during the six-month periods ended November 30, 2007 and 2006, respectively. Interest capitalized was $13.3 million and $4.4 million during the six-month periods ended November, 2007 and 2006, respectively.

COMMITMENTS

During fiscal year 2006, we commenced construction on a project to expand and modernize our Oro Grande, California cement plant. We are constructing approximately 2.3 million tons of advanced dry process annual cement production capacity, and plan to retire the 1.3 million tons of existing, but less efficient, production after the new plant is commissioned. We now expect the Oro Grande project will cost $385 to $400 million, excluding capitalized interest related to the project, of which $378.0 million has been expended as of November 30, 2007. The new plant is currently expected to begin the startup and commissioning process in early calendar year 2008.

During October 2007, we commenced construction on a project to expand our Hunter, Texas cement plant. We are expanding the Hunter plant by approximately 1.4 million tons of advanced dry process annual cement production capacity. The 900,000 tons of existing annual cement production capacity will remain in operation. We currently expect the Hunter project will cost from $325 to $350 million, excluding capitalized interest related to the project, of which $27.6 million has been expended as of November 30, 2007. We currently expect to start commissioning the new kiln system during the winter of fiscal year 2010.

SHAREHOLDERS’ EQUITY

Common stock consists of:

In thousands	November 30, 2007	May 31, 2007
Shares authorized	100,000	40,000
Shares outstanding	27,355	27,323
Shares reserved for stock options and other	3,301	3,334

There are authorized 100,000 shares of Cumulative Preferred Stock, no par value, of which 20,000 shares are designated $5 Cumulative Preferred Stock (Voting), redeemable at $105 per share and entitled to $100 per share upon dissolution. An additional 40,000 shares are designated Series B Junior Participating Preferred Stock. The Series B Preferred Stock is not redeemable and ranks, with respect to the payment of dividends and the distribution of assets, junior to (i) all other series of the Preferred Stock unless the terms of any other series shall provide otherwise and (ii) the $5 Cumulative Preferred Stock. No shares of Cumulative Preferred Stock or Series B Junior Participating Preferred Stock were outstanding as of November 30, 2007. Pursuant to a Rights Agreement, in November 2006, we distributed a dividend of one preferred share purchase right for each outstanding share of our Common Stock. Each right entitles the holder to purchase from us one one-thousandth of a share of the Series B Junior Participating Preferred Stock at a price of $300, subject to adjustment. The rights will expire on November 1, 2016 unless the date is extended or the rights are earlier redeemed or exchanged by us pursuant to the Rights Agreement.

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

Options become exercisable in installments beginning one year after date of grant and expire ten years later. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. Options with graded vesting are valued as single awards and the compensation cost recognized using a straight-line attribution method over the shorter of the vesting period or required service period adjusted for estimated forfeitures. No options were granted during the six-month periods ended November 30, 2007 and 2006.

A summary of option transactions for the six-month period ended November 30, 2007, follows:

	Shares Under Option	Weighted-Average Option Price
Outstanding at May 31, 2007	1,483,035	$36.31
Exercised	(30,139)	24.23
Canceled	(4,900)	62.24

Outstanding at November 30, 2007	1,447,996	$36.47

Exercisable at November 30, 2007	816,273	$27.04

The following table summarizes information about stock options outstanding as of November 30, 2007.

	Range of Exercise Prices
	$16.04 - $27.85	$31.15 - $45.86	$51.70 - $70.18
Options outstanding
Shares outstanding	623,712	413,634	410,650
Weighted-average remaining life in years	4.53	3.69	8.61
Weighted-average exercise price	$19.12	$38.59	$60.71
Options exercisable
Shares exercisable	483,363	298,310	34,600
Weighted-average remaining life in years	4.30	2.37	8.13
Weighted-average exercise price	$19.74	$36.00	$51.71

Outstanding options expire on various dates to January 17, 2017. We have reserved 1,840,964 shares for future awards under the 2004 Plan as of November 30, 2007.

As of November 30, 2007, the aggregate intrinsic value (the difference in the closing market price of our common stock of $69.38 and the exercise price to be paid by the optionee) of stock options outstanding was $47.7 million. The aggregate intrinsic value of exercisable stock options at that date was $34.6 million. The total intrinsic value for options exercised (the difference in the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) was $300,000 and $1.9 million for the three-month periods ended November 30, 2007 and 2006, respectively, and $1.7 million and $2.8 million for the six-month periods ended November 30, 2007 and 2006, respectively.

We have provided additional stock-based compensation to employees and directors under stock appreciation rights contracts, deferred compensation agreements, restricted stock payments and a former stock awards program. At November 30, 2007, outstanding stock appreciation rights totaled 158,645 shares, deferred compensation agreements to be settled in cash totaled 98,630 shares, deferred compensation agreements to be settled in common stock totaled 5,724 shares, unvested restricted stock payments totaled 9,167 shares and stock awards totaled 6,426 shares. Other credits included $13.5 million at November 30, 2007 and $17.4 million at May 31, 2007 representing accrued stock-based compensation which is expected to be settled in cash.

Total stock-based compensation included in selling, general and administrative expense (credit) was $400,000 and $5.7 million in the three-month periods ended November 30, 2007 and 2006, respectively and $(1.3) million and $6.3 million in the six-month periods ended November 30, 2007 and 2006, respectively.

As of November 30, 2007, $9.2 million of total unrecognized compensation cost related to stock options, stock appreciation rights contracts, restricted stock payments and stock awards is expected to be recognized. We currently expect to recognize approximately $3.6 million of this stock-based compensation expense in 2008, $2.6 million in 2009, $1.8 million in 2010, $1.0 million in 2011, $100,000 in 2012 and thereafter an aggregate of $100,000.

RETIREMENT PLANS

Riverside Defined Benefit Plans. Approximately 600 employees and retirees of our California cement subsidiary, Riverside Cement Company, are covered by a defined benefit pension plan and a postretirement health benefit plan. Unrecognized prior service costs and actuarial gains or losses for these plans are recognized in a systematic manner over the remaining service periods of active employees expected to receive benefits under these plans. The amount of the defined benefit pension plan and postretirement health benefit plan expense charged to costs and expenses for the three-month and six-month periods ended November 30, 2007 and 2006, was as follows:

	Pension Benefit		Health Benefit
In thousands	2007	2006	2007	2006
Three-months ended November 30
Service cost	$144	$123	$30	$25
Interest cost	695	681	99	92
Expected return on plan assets	(881)	(760)	—	—
Amortization of prior service cost	—	—	(211)	(211)
Amortization of net actuarial loss	55	106	164	149

	$13	$150	$82	$55

Six-months ended November 30
Service cost	$288	$246	$60	$49
Interest cost	1,390	1,362	199	184
Expected return on plan assets	(1,763)	(1,520)	—	—
Amortization of prior service cost	—	—	(422)	(422)
Amortization of net actuarial loss	110	213	328	299

	$25	$301	$165	$110

Financial Security Defined Benefit Plans. We have a series of financial security plans that are non-qualified defined benefit plans providing retirement and death benefits to substantially all of our executive and key managerial employees. The plans are contributory but not funded. The amount of financial security plan benefit expense charged to costs and expenses for the three-month and six-month periods ended November 30, 2007 and 2006, was as follows:

	FSP Benefit
In thousands	2007	2006
Three-months ended November 30
Service cost	$743	$571
Interest cost	474	441
Recognized actuarial loss	—	—
Participant contributions	(98)	(74)

	$1,119	$938

Six-months ended November 30
Service cost	$1,486	$1,143
Interest cost	948	881
Recognized actuarial loss	—	254
Participant contributions	(197)	(161)

	$2,237	$2,117

INCOME TAXES

Federal income taxes for the interim periods ended November 30, 2007 and 2006 have been included in the accompanying financial statements on the basis of an estimated annual rate. The primary reason that the tax rate differs from the 35% statutory corporate rate is due to percentage depletion that is tax deductible, state income taxes and deductions for income from qualified domestic production activities. Our estimated effective tax rate for 2007 is 31.2% compared to 31.7% for 2006. We made income tax payments of $21.3 million and $17.0 million and received income tax refunds of $600,000 and $300,000 during the six-month periods ended November 30, 2007 and 2006, respectively.

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

The following is a summary of operating results and certain other financial data for our business segments.

	Three-months ended November 30,		Six-months ended November 30,
In thousands	2007	2006	2007	2006
Net sales
Cement
Sales to external customers	$107,998	$102,231	$216,796	$218,507
Intersegment sales	21,236	20,539	41,935	41,953
Aggregates
Sales to external customers	63,355	57,401	124,536	124,315
Intersegment sales	12,603	8,478	23,285	17,459
Consumer products
Sales to external customers	97,120	86,200	190,595	174,662
Intersegment sales	911	1,029	1,962	2,112
Eliminations	(34,750)	(30,046)	(67,182)	(61,524)

Total net sales	$268,473	$245,832	$531,927	$517,484

Segment operating profit
Cement	$33,950	$50,346	$51,168	$90,480
Aggregates	11,085	6,832	22,745	19,414
Consumer products	4,607	2,623	8,684	6,264
Unallocated overhead and other income - net	(1,746)	(2,877)	(3,480)	(4,788)

Total segment operating profit	47,896	56,924	79,117	111,370
Corporate
Selling, general and administrative expense	(7,379)	(14,522)	(13,188)	(22,269)
Interest	—	(4,643)	—	(10,185)
Other income	2,063	4,026	2,738	6,134

Income before income taxes	$42,580	$41,785	$68,667	$85,050

Depreciation, depletion and amortization
Cement	$6,009	$5,671	$11,906	$11,386
Aggregates	5,410	3,725	10,548	7,525
Consumer products	2,231	1,600	4,286	3,142
Corporate	196	116	424	231

Total depreciation, depletion and amortization	$13,846	$11,112	$27,164	$22,284

Capital expenditures
Cement	$56,025	$66,034	$148,072	$116,389
Aggregates	10,939	14,833	18,488	24,088
Consumer products	4,222	1,554	7,795	5,745
Corporate	310	917	733	1,234

Total capital expenditures	$71,496	$83,338	$175,088	$147,456

Net sales by product
Cement	$101,350	$96,988	$204,073	$206,732
Stone, sand and gravel	33,439	30,611	65,094	65,757
Ready-mix concrete	84,112	73,010	164,037	145,355
Other products	27,867	26,277	56,524	58,359
Delivery fees	21,705	18,946	42,199	41,281

Total net sales	$268,473	$245,832	$531,927	$517,484

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

Cement capital expenditures include $117.2 million and $106.2 million in the six-month periods ended November 30, 2007 and 2006, respectively, incurred in connection with the expansion and modernization of our Oro Grande, California cement plant. In addition, cement capital expenditures include $21.2 million and $1.7 million in the six-month periods ended November 30, 2007 and 2006, respectively, incurred in connection with the expansion of our Hunter, Texas cement plant. Other capital expenditures incurred represent normal replacement and technological upgrades of existing equipment and acquisitions to sustain existing operations in each segment.

The following is a summary of assets used in each of our business segments.

In thousands	November 30, 2007	May 31, 2007
Identifiable assets
Cement	$904,819	$775,229
Aggregates	220,273	209,614
Consumer products	118,506	102,916
Corporate	124,349	174,477

Total assets	$1,367,947	$1,262,236

All of our identifiable assets are located in the United States.

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

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating balance sheet at November 30, 2007
Cash and cash equivalents	$22,675	$3,541	$—	$—	$26,216
Receivables – net	—	163,990	—	—	163,990
Intercompany receivables	146,630	18,762	—	(165,392)	—
Inventories	—	112,824	—	—	112,824
Deferred income taxes and prepaid expenses	6,938	12,847	—	—	19,785

Total current assets	176,243	311,964	—	(165,392)	322,815
Goodwill	—	60,110	—	—	60,110
Real estate and investments	41,915	6,122	—	—	48,037
Deferred charges and intangibles	7,113	4,984	—	—	12,097
Investment in subsidiaries	872,258	—	—	(872,258)	—
Long-term intercompany receivables	50,000	—	—	(50,000)	—
Property, plant and equipment – net	—	924,888	—	—	924,888

Total assets	$1,147,529	$1,308,068	$—	$(1,087,650)	$1,367,947

Accounts payable	$34	$115,374	$—	$—	$115,408
Intercompany payables	18,762	146,630	—	(165,392)	—
Accrued interest, wages and other items	11,174	39,394	—	—	50,568
Current portion of long-term debt	—	217	—	—	217

Total current liabilities	29,970	301,615	—	(165,392)	166,193
Long-term debt	325,344	9,173	—	—	334,517
Long-term intercompany payables	—	50,000	—	(50,000)	—
Deferred income taxes and other credits	13,992	75,022	—	—	89,014
Shareholders’ equity	778,223	872,258	—	(872,258)	778,223

Total liabilities and shareholders’ equity	$1,147,529	$1,308,068	$—	$(1,087,650)	$1,367,947

Condensed consolidating balance sheet at May 31, 2007
Cash and cash equivalents	$6,095	$9,043	$—	$—	$15,138
Receivables – net	—	142,610	—	—	142,610
Intercompany receivables	50,296	18,761	—	(69,057)	—
Inventories	—	121,467	—	—	121,467
Deferred income taxes and prepaid expenses	3,277	14,344	—	—	17,621

Total current assets	59,668	306,225	—	(69,057)	296,836
Goodwill	—	58,395	—	—	58,395
Real estate and investments	104,980	6,434	—	—	111,414
Deferred charges and intangibles	7,180	4,189	—	—	11,369
Investment in subsidiaries	816,831	—	—	(816,831)	—
Long-term intercompany receivables	50,000	—	—	(50,000)	—
Property, plant and equipment – net	—	784,222	—	—	784,222

Total assets	$1,038,659	$1,159,465	$—	$(935,888)	$1,262,236

Accounts payable	$77	$109,672	$—	$—	$109,749
Intercompany payables	18,761	50,296	—	(69,057)	—
Accrued interest, wages and other items	10,457	47,434	—	—	57,891
Current portion of long-term debt	1,135	205	—	—	1,340

Total current liabilities	30,430	207,607	—	(69,057)	168,980
Long-term debt	265,354	9,062	—	—	274,416
Long-term intercompany payables	—	50,000	—	(50,000)	—
Deferred income taxes and other credits	14,393	75,965	—	—	90,358
Shareholders’ equity	728,482	816,831	—	(816,831)	728,482

Total liabilities and shareholders’ equity	$1,038,659	$1,159,465	$—	$(935,888)	$1,262,236

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating statement of operations for the three months ended November 30, 2007
Net sales	$—	$268,473	$—	$—	$268,473
Cost of products sold	—	208,271	—	—	208,271

Gross profit	—	60,202	—	—	60,202
Selling, general and administrative	1,707	19,357	—	—	21,064
Interest	6,975	—	—	(6,975)	—
Other income	(140)	(3,302)	—	—	(3,442)
Intercompany other income	(873)	(6,102)	—	6,975	—

	7,669	9,953	—	—	17,622

Income before the following items	(7,669)	50,249	—	—	42,580
Income taxes	(2,778)	16,043	—	—	13,265

	(4,891)	34,206	—	—	29,315
Equity in earnings of subsidiaries	34,206	—	—	(34,206)	—

Net income	$29,315	$34,206	$—	$(34,206)	$29,315

Condensed consolidating statement of operations for the three months ended November 30, 2006
Net sales	$—	$245,832	$—	$—	$245,832
Cost of products sold	—	194,057	—	—	194,057

Gross profit	—	51,775	—	—	51,775
Selling, general and administrative	4,040	26,107	—	—	30,147
Interest	5,502	14	—	(873)	4,643
Other income	(1,492)	(23,308)	—	—	(24,800)
Intercompany other income	(873)	—	—	873	—

	7,177	2,813	—	—	9,990

Income before the following items	(7,177)	48,962	—	—	41,785
Income taxes	(2,681)	15,814	—	—	13,133

	(4,496)	33,148	—	—	28,652
Equity in earnings of subsidiaries	33,148	—	—	(33,148)	—

Net income	$28,652	$33,148	$—	$(33,148)	$28,652

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating statement of operations for the six months ended November 30, 2007
Net sales	$—	$531,927	$—	$—	$531,927
Cost of products sold	—	425,708	—	—	425,708

Gross profit	—	106,219	—	—	106,219
Selling, general and administrative	1,961	41,286	—	—	43,247
Interest	12,841	—	—	(12,841)	—
Other income	(166)	(5,529)	—	—	(5,695)
Intercompany other income	(1,755)	(11,086)	—	12,841	—

	12,881	24,671	—	—	37,552

Income before the following items	(12,881)	81,548	—	—	68,667
Income taxes	(4,694)	26,132	—	—	21,438

	(8,187)	55,416	—	—	47,229
Equity in earnings of subsidiaries	55,416	—	—	(55,416)	—

Net income	$47,229	$55,416	$—	$(55,416)	$47,229

Condensed consolidating statement of operations for the six months ended November 30, 2006
Net sales	$—	$517,484	$—	$—	$517,484
Cost of products sold	—	399,395	—	—	399,395

Gross profit	—	118,089	—	—	118,089
Selling, general and administrative	5,542	45,663	—	—	51,205
Interest	11,914	26	—	(1,755)	10,185
Other income	(3,168)	(25,183)	—	—	(28,351)
Intercompany other income	(1,755)	—	—	1,755	—

	12,533	20,506	—	—	33,039

Income before the following items	(12,533)	97,583	—	—	85,050
Income taxes	(4,696)	31,663	—	—	26,967

	(7,837)	65,920	—	—	58,083
Equity in earnings of subsidiaries	65,920	—	—	(65,920)	—

Net income	$58,083	$65,920	$—	$(65,920)	$58,083

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating statement of cash flows for the six months ended November 30, 2007
Net cash provided by operating activities	$(106,779)	$167,255	$—	$—	$60,476
Investing activities
Capital expenditures – expansions	—	(138,364)	—	—	(138,364)
Capital expenditures – other	—	(36,724)	—	—	(36,724)
Proceeds from asset disposals	—	2,366	—	—	2,366
Purchases of short-term investments	—	—	—	—	—
Sales of short-term investments	—	—	—	—	—
Investments in life insurance contracts	65,529	—	—	—	65,529
Other – net	—	55	—	—	55

Net cash used by investing activities	65,529	(172,667)	—	—	(107,138)
Financing activities
Long-term borrowings	189,000	—	—	—	189,000
Debt retirements	(130,147)	(90)	—	—	(130,237)
Debt issuance costs	(1,033)	—	—	—	(1,033)
Stock option exercises	730	—	—	—	730
Excess tax benefits from stock-based compensation	3,383	—	—	—	3,383
Common dividends paid	(4,103)	—	—	—	(4,103)

Net cash provided (used) by financing activities	57,830	(90)	—	—	57,740

Increase (decrease) in cash and cash equivalents	16,580	(5,502)	—	—	11,078
Cash and cash equivalents at beginning of period	6,095	9,043	—	—	15,138

Cash and cash equivalents at end of period	$22,675	$3,541	$—	$—	$26,216

Condensed consolidating statement of cash flows for the six months ended November 30, 2006
Net cash provided by operating activities	$(34,041)	$144,659	$—	$—	$110,618
Investing activities
Capital expenditures – expansions	—	(107,855)	—	—	(107,855)
Capital expenditures – other	—	(39,601)	—	—	(39,601)
Proceeds from asset disposals	—	775	—	—	775
Purchases of short-term investments	(8,500)	—	—	—	(8,500)
Sales of short-term investments	49,000	—	—	—	49,000
Investments in life insurance contracts	(4,274)	—	—	—	(4,274)
Other – net	—	(105)	—	—	(105)

Net cash used by investing activities	36,226	(146,786)	—	—	(110,560)
Financing activities
Long-term borrowings	—	—	—	—	—
Debt retirements	(355)	—	—	—	(355)
Debt issuance costs	—	—	—	—	—
Stock option exercises	1,843	—	—	—	1,843
Excess tax benefits from stock-based compensation	1,563	—	—	—	1,563
Common dividends paid	(3,600)	—	—	—	(3,600)

Net cash provided (used) by financing activities	(549)	—	—	—	(549)

Increase (decrease) in cash and cash equivalents	1,636	(2,127)	—	—	(491)
Cash and cash equivalents at beginning of period	78,569	5,570	—	—	84,139

Cash and cash equivalents at end of period	$80,205	$3,443	$—	$—	$83,648

EXHIBIT A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Texas Industries, Inc.

We have reviewed the accompanying consolidated balance sheet of Texas Industries, Inc. and subsidiaries (the Company) as of November 30, 2007, and the related consolidated statements of operations for the three and six-month periods ended November 30, 2007 and 2006 and cash flows for the six-month periods ended November 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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

January 4, 2008

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

RESULTS OF OPERATIONS

The following table highlights certain operating information relating to our products.

In thousands except per unit	Three-months ended November 30,		Six-months ended November 30,
	2007	2006	2007	2006
Sales
Cement	$122,586	$117,528	$246,009	$248,685
Stone, sand and gravel	43,324	38,066	83,128	80,789
Ready-mix concrete	84,233	73,142	164,223	145,584
Other products	31,375	28,196	63,550	62,669
Interplant	(34,750)	(30,046)	(67,182)	(61,524)
Delivery fees	21,705	18,946	42,199	41,281

Net Sales	$268,473	$245,832	$531,927	$517,484

Shipments
Cement (tons)	1,319	1,239	2,609	2,627
Stone, sand and gravel (tons)	5,863	5,573	11,414	12,034
Ready-mix concrete (cubic yards)	1,050	979	2,048	1,959
Prices
Cement ($/ton)	$92.88	$94.85	$94.27	$94.66
Stone, sand and gravel ($/ton)	7.39	6.83	7.28	6.71
Ready-mix concrete ($/cubic yard)	80.19	74.76	80.18	74.33
Cost of sales
Cement ($/ton)	$64.41	$67.29	$71.80	$65.01
Stone, sand and gravel ($/ton)	5.32	5.54	5.19	5.23
Ready-mix concrete ($/cubic yard)	75.18	70.04	74.55	70.08

Gross Profit

Gross profit for the three-month period ended November 30, 2007 was $60.2 million, an increase of $8.4 million from the prior year period. Prices for our stone, sand and gravel and ready-mix concrete products and shipments for all of our major products improved. These improvements, together with the absence of the major scheduled maintenance that occurred at our North Texas cement plant in the prior year period, offset production inefficiencies at our old Oro Grande, California cement plant.

Gross profit for the six-month period ended November 30, 2007 was $106.2 million, a decrease of $11.9 million from the prior year period. The decrease was primarily the result of the production inefficiencies at our old Oro Grande, California cement plant combined with higher coal and maintenance costs in our cement operations.

Sales. Net sales for the three-month period ended November 30, 2007 were $268.5 million, an increase of $22.6 million from the prior year period. Total cement sales increased $5.1 million on 2% lower average prices and 6% higher shipments. Total stone, sand and gravel sales increased $5.3 million on 8% higher average prices and 5% higher shipments. Total ready-mix concrete sales increased $11.1 million on 7% higher average prices and 7% higher volume.

Net sales for the six-month period ended November 30, 2007 were $531.9 million, an increase of $14.4 million from the prior year period. Total cement sales decreased $2.7 million on comparable average prices and shipments. Total stone, sand and gravel sales increased $2.3 million on 8% higher average prices and 5% lower shipments. Total ready-mix concrete sales increased $18.6 million on 8% higher average prices and 5% higher volumes.

Favorable weather conditions in our Texas market area during the current three-month period increased shipments of all of our major products. The decline in average prices for cement during the current three-month period compared to the prior year period is due to a shift in the mix of cement products and markets.

Cost of Products Sold. Cost of products sold for the three-month period ended November 30, 2007 was $208.3 million, an increase of $14.2 million from the prior year period. The increase was primarily the result of increased shipments. Cement unit costs decreased 4%. Stone, sand and gravel unit costs decreased 4%. Ready-mix concrete unit costs increased 7%.

Cost of products sold for the six-month period ended November 30, 2007 was $425.7 million, an increase of $26.3 million from the prior year period. Cement unit costs increased 10%. Stone, sand and gravel unit costs decreased 1%. Ready-mix concrete unit costs increased 6%.

Cement unit costs increased in the current six-month period primarily as a result of the production inefficiencies at our old Oro Grande, California cement plant and higher coal and maintenance costs. Stone, sand and gravel overall unit costs decreased in the current periods primarily as a result of higher shipments helped by favorable weather conditions in north Texas during the last three months. Ready-mix concrete unit costs increased primarily as a result of higher distribution and cement and aggregate raw material and freight costs.

Selling, General and Administrative

Selling, general and administrative expense for the three-month period ended November 30, 2007 was $21.1 million, a decrease of $9.1 million from the prior year period. Operating selling, general and administrative expense for the three-month period ended November 30, 2007 was $13.7 million, a decrease of $2.0 million from the prior year period. The decrease was primarily the result of lower incentive compensation expense. Corporate selling, general and administrative expense for the three-month period ended November 30, 2007 was $7.4 million, a decrease of $7.1 million from the prior year period. The decrease was primarily the result of $5.4 million lower stock-based compensation expense and $1.9 million lower incentive compensation expense.

Selling, general and administrative expense for the six-month period ended November 30, 2007 was $43.2 million, a decrease of $8.0 million from the prior year period. Operating selling, general and administrative expense for the six-month period ended November 30, 2007 was $30.0 million, an increase of $1.1 million from the prior period. The increase was primarily the result of higher general expenses. Corporate selling, general and administrative expense for the six-month period ended November 30, 2007 was $13.2 million, a decrease of $9.1 million from the prior period. The decrease was primarily the result of $7.9 million lower stock-based compensation expense and $1.8 million lower incentive compensation expense.

Other Income

Other income for the three-month period ended November 30, 2007 was $3.4 million, a decrease of $21.4 million from the prior year period. Other income for the six-month period ended November 30, 2007 was $5.7 million, a decrease of $22.7 million from the prior year period. Other income in the prior year periods included operating other income of $19.8 million representing distributions which we received pursuant to agreements that settled a 16-year dispute over the U.S. antidumping duty order on cement imports from Mexico. Excluding these distributions, other income for the three-month and six-month periods ended November 30, 2007, decreased from the prior year periods by $1.6 million and $2.9 million, respectively. The decreases were primarily due to lower corporate interest and real estate income.

Interest Expense

Interest incurred for the three-month and six-month periods ended November 30, 2007 was $7.2 million and $13.3 million, respectively, all of which was capitalized in conjunction with our Oro Grande, California and Hunter, Texas cement plant expansion projects. Interest incurred for the three-month and six-month periods ended November 30, 2006 was $7.3 million and $14.6 million, respectively, of which $2.6 million and $4.4 million, respectively, was capitalized.

Income Taxes

Federal income taxes for the interim periods ended November 30, 2007 and 2006 have been included in the accompanying financial statements on the basis of an estimated annual rate. The primary reason that the tax rate differs from the 35% statutory corporate rate is due to percentage depletion that is tax deductible, state income taxes and deductions for income from qualified domestic production activities. Our estimated effective tax rate for 2007 is 31.2% compared to 31.7% for 2006.

LIQUIDITY AND CAPITAL RESOURCES

In addition to cash and cash equivalents of $26.2 million at November 30, 2007, our sources of liquidity include cash from operations, borrowings available under our $200 million senior revolving credit facility and distributions available from our investments in life insurance contracts.

Senior Revolving Credit Facility. On August 15, 2007, we amended and restated our June 30, 2005 credit agreement. The amended and restated credit agreement continues to provide for a $200 million senior revolving credit facility, but the credit facility is no longer secured and the principal amount may be increased by up to an additional $100 million at our option, provided that the lenders that are parties to the amended and restated credit agreement and such additional lenders as are invited by us and approved by the administrative agent provide commitments for the additional principal amount. The credit facility expires on August 15, 2012. It includes a $50 million sub-limit for letters of credit. Any outstanding letters of credit are deducted from the borrowing availability under the facility. At November 30, 2007, $75.0 million was outstanding under the facility and an additional $29.1 million of the facility was utilized to support letters of credit. Amounts drawn under the facility bear interest either at the LIBOR rate plus a margin of .75% to 2%, or at a base rate (which is the higher of the federal funds rate plus 0.5% and the prime rate) plus a margin of up to 1%. The interest rate margins are subject to adjustments based on our leverage ratio. All of our consolidated subsidiaries have guaranteed our obligations under the credit facility.

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

Investments in Life Insurance Contracts. We have purchased life insurance contracts in connection with certain of our benefit plans from which we can elect to receive distributions. During the six-month period ended November 30, 2007 we received distributions totaling $70.3 million. At November 30, 2007, these contracts had a net cash surrender value of $41.9 million, of which approximately $30 million is available for distribution.

Capital Expenditure Commitments. During fiscal year 2006, we commenced construction on a project to expand and modernize our Oro Grande, California cement plant. We are constructing approximately 2.3 million tons of advanced dry process annual cement production capacity, and plan to retire the 1.3 million tons of existing, but less efficient, production after the new plant is commissioned. We now expect the Oro Grande project will cost from $385 to $400 million, excluding capitalized interest related to the project, of which $378.0 million has been expended as of November 30, 2007. The new plant is currently expected to begin the startup and commissioning process in early calendar year 2008.

During October 2007, we commenced construction on a project to expand our Hunter, Texas cement plant. We are expanding the Hunter plant by approximately 1.4 million tons of advanced dry process annual cement production capacity. The 900,000 tons of existing annual cement production capacity will remain in operation. We currently expect the Hunter project will cost from $325 to $350 million, excluding capitalized interest related to the project, of which $27.6 million has been expended as of November 30, 2007. We currently expect to start commissioning the new kiln system during the winter of fiscal year 2010.

We expect cash and cash equivalents, cash from operations, available borrowings under our senior revolving credit facility and available distributions from our investments in life insurance contracts to be sufficient to provide funds for capital expenditure commitments currently estimated at $80 to $100 million for fiscal year 2008 (excluding the expansions of our Oro Grande, California and Hunter, Texas cement plants), scheduled debt payments, working capital needs and other general corporate purposes for at least the next year. We are currently reviewing alternatives for funding capital expenditures for the expansion of our Hunter, Texas cement plant.

Cash Flows

Net cash provided by operating activities for the six-month period ended November 30, 2007 was $60.5 million compared to $110.6 million for the prior year period. The decrease resulted primarily from lower net income and changes in working capital items.

Net cash used by investing activities for the six-month period ended November 30, 2007 was $107.1 million compared to $110.6 million for the prior year period. Capital expenditures incurred in connection with the expansion and modernization of our Oro Grande, California cement plant were $117.2 million, up $11.0 million from the prior year period. Capital expenditures incurred in connection with the expansion of our Hunter, Texas cement plant were $21.2 million, up $19.5 million from the prior year period. Capital expenditures for normal replacement and technological upgrades of existing equipment and acquisitions to sustain our existing operations were $36.7 million, down $2.9 million from the prior year period. During the six-month period ended November 30, 2007 we received distributions from our investments in life insurance contracts totaling $70.3 million. In the prior year period, we decreased our investment in auction rate securities $40.5 million.

Net cash provided by financing activities for the six-month period ended November 30, 2007 was $57.7 million compared to $500,000 used in the prior year period. The increase resulted primarily from borrowings under our senior revolving credit facility.

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

The following provides information concerning matters submitted to a vote at the Annual Meeting of Shareholders on October 16, 2007.

Proposal No. 1. Shareholders elected each of the following persons as a director of the Company for a term of office expiring at the Annual Meeting of Shareholders in 2010.

Name	Affirmative Votes	Negative Votes	Abstained or Non-voted
Mel G. Brekhus	18,126,473	5,715,411	3,506,852
Robert D. Rogers	17,912,015	5,929,869	3,506,852
Ronald G. Steinhart	23,617,701	224,183	3,506,852

Terms of office expire for the continuing directors Robert Alpert, Sam Coats and Thomas R. Ransdell in 2008 and for the continuing directors Gordon E. Forward, Keith W. Hughes and Henry H. Mauz, Jr. in 2009.

Proposal No. 2. Shareholders approved the Amendment of Certificate of Incorporation to increase our authorized common stock with 17,674,578 affirmative votes, 6,130,854 negative votes and 3,543,304 votes abstained or non-voted.

Proposal No. 3. Shareholders approved the selection of Ernst & Young LLP as independent auditors of the Company to audit its consolidated financial statements for fiscal year 2008 with 23,745,318 affirmative votes, 108,736 negative votes and 3,494,682 votes abstained or non-voted.

Proposal No. 4. Shareholders did not approve the shareholder proposal regarding the preparation of a sustainability report with 5,571,629 affirmative votes and 11,996,164 negative votes and 9,780,943 votes abstained or non-voted.

Item 6.	Exhibits

The following exhibits are included herein:

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K dated August 28, 1996, File No. 001-04887)

3.2	By-laws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated April 13, 2005, File No. 001-04887)

3.3	Amended and Restated Certificate of Designations of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 1, 2006)

4.1	Form of Rights Agreement dated as of November 1, 2006, between Texas Industries, Inc. and Mellon Investor Services, LLC (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on October 20, 2006, File No. 001-04887)

4.2	Form of the Company’s 7 1/4% Senior Note due 2013 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

4.3	Form of the Company’s Notation of Guarantee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

4.4	Registration Rights Agreement, dated July 6, 2005, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

4.5	Indenture, dated July 6, 2005, among the Company, the Guarantors and Wells Fargo, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.1	Purchase Agreement, dated June 29, 2005, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.2	First Amended and Restated Credit Agreement, dated August 15, 2007, among the Company, Bank of America, N.A., as Administrative Agent and lender, L/C Issuer and Swing Line Lender, UBS Securities LLC, as Syndication Agent, and certain lenders (incorporated by reference to Exhibit 10.1 to Report on Form 8-K filed on August 17, 2007, File No. 001-04887)

10.3	Separation and Distribution Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated

June 29, 2005, File No. 001-04887)

10.4	Amendment No. 1 to Separation and Distribution Agreement dated as of July 27, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated July 27, 2005, File No. 001-04887)

10.5	Tax Sharing and Indemnification Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.6	Security Agreement, dated as of July 6, 2005, among the Company, the Guarantors and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.7	Employment Agreement of Mel G. Brekhus (incorporated by reference to Exhibit 10.1 to Current Report on

Form 8-K filed on January 22, 2007)

10.8	Texas Industries, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 as filed May 19, 1994, File No. 033-53715)

10.9	Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.10	Form of Stock Option Agreement under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 25, 2006)

10.11	Form of Non-Employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated April 19, 2006)

10.12	TXI Annual Incentive Plans-Fiscal Year 2008 (incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K filed on July 13, 2007)

10.13	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2009 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on July 25, 2006)

10.14	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2008, as amended (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on July 25, 2006)

10.15	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2010 (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on July 13, 2007)

10.16	Master Performance-Based Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement filed on August 25, 2006)

10.17	Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on August 12, 2005, File No. 001-04887)

10.18	Form of SAR Agreement for Non-Employee Directors under Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on August 12, 2005, File No. 001-04887)

10.19	Form of Amendment No. 1 to SAR Agreement for Non-Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K dated April 19, 2006)

10.20	SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan between Texas Industries, Inc. and Mel G. Brekhus, dated June 1, 2004 (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on July 25, 2006)

10.21	Amendment No. 1 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, by and between Texas Industries, Inc. and Mel G. Brekhus dated April 24, 2006 (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K filed on July 25, 2006)

10.22	Contract, dated September 27, 2005, between Riverside Cement Company and Oro Grande Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated September 27, 2005, noting that portions of the exhibit were omitted pursuant to a request for confidential treatment)

10.23	Deferred Compensation Plan for Directors of Texas Industries, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 18, 2006)

10.24	Form of 2005 Executive Financial Security Plan (Annuity Formula) (incorporated by reference to Exhibit 10.25 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.25	Form of 2005 Executive Financial Security Plan (Lump Sum Formula) (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.26	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated April 19, 2006)

10.27	Amendment No. 2 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, between Texas Industries, Inc. and Mel G. Brekhus dated July 11, 2007 (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed on July 13, 2007)

10.28	Contract, signed September 21, 2007, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed on September 27, 2007, noting that portions of the exhibit have been omitted pursuant to a request for confidential treatment)

12.1	Computation of Ratios of Earnings to Fixed Charges

15.1	Letter re: Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

The remaining exhibits have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS INDUSTRIES, INC.

January 4, 2008	/s/ Richard M. Fowler
Richard M. Fowler
Executive Vice President - Finance and Chief Financial Officer
(Principal Financial Officer)

January 4, 2008	/s/ James R. McCraw
James R. McCraw
Vice President – Accounting and Risk Management
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K dated August 28, 1996, File No. 001-04887)

3.2	By-laws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated April 13, 2005, File No. 001-04887)

3.3	Amended and Restated Certificate of Designations of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 1, 2006)

4.1	Form of Rights Agreement dated as of November 1, 2006, between Texas Industries, Inc. and Mellon Investor Services, LLC (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on October 20, 2006, File No. 001-04887)

4.2	Form of the Company’s 7 1/4% Senior Note due 2013 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

4.3	Form of the Company’s Notation of Guarantee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

4.4	Registration Rights Agreement, dated July 6, 2005, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

4.5	Indenture, dated July 6, 2005, among the Company, the Guarantors and Wells Fargo, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.1	Purchase Agreement, dated June 29, 2005, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.2	First Amended and Restated Credit Agreement, dated August 15, 2007, among the Company, Bank of America, N.A., as Administrative Agent and lender, L/C Issuer and Swing Line Lender, UBS Securities LLC, as Syndication Agent, and certain lenders (incorporated by reference to Exhibit 10.1 to Report on Form 8-K filed on August 17, 2007, File No. 001-04887)

10.3	Separation and Distribution Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated

June 29, 2005, File No. 001-04887)

10.4	Amendment No. 1 to Separation and Distribution Agreement dated as of July 27, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated July 27, 2005, File No. 001-04887)

10.5	Tax Sharing and Indemnification Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.6	Security Agreement, dated as of July 6, 2005, among the Company, the Guarantors and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.7	Employment Agreement of Mel G. Brekhus (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 22, 2007)

Index to Exhibits-(Continued)

Exhibit Number

10.8	Texas Industries, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 as filed May 19, 1994, File No. 033-53715)

10.9	Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.10	Form of Stock Option Agreement under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 25, 2006)

10.11	Form of Non-Employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated April 19, 2006)

10.12	TXI Annual Incentive Plans-Fiscal Year 2008 (incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K filed on July 13, 2007)

10.13	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2009 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on July 25, 2006)

10.14	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2008, as amended (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on July 25, 2006)

10.15	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2010 (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on July 13, 2007)

10.16	Master Performance-Based Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement filed on August 25, 2006)

10.17	Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on August 12, 2005, File No. 001-04887)

10.18	Form of SAR Agreement for Non-Employee Directors under Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on August 12, 2005, File No. 001-04887)

10.19	Form of Amendment No. 1 to SAR Agreement for Non-Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K dated April 19, 2006)

10.20	SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan between Texas Industries, Inc. and Mel G. Brekhus, dated June 1, 2004 (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on July 25, 2006)

10.21	Amendment No. 1 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, by and between Texas Industries, Inc. and Mel G. Brekhus dated April 24, 2006 (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K filed on July 25, 2006)

10.22	Contract, dated September 27, 2005, between Riverside Cement Company and Oro Grande Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated September 27, 2005, noting that portions of the exhibit were omitted pursuant to a request for confidential treatment)

10.23	Deferred Compensation Plan for Directors of Texas Industries, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 18, 2006)

Index to Exhibits-(Continued)

Exhibit Number

10.24	Form of 2005 Executive Financial Security Plan (Annuity Formula) (incorporated by reference to Exhibit 10.25 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.25	Form of 2005 Executive Financial Security Plan (Lump Sum Formula) (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.26	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated April 19, 2006)

10.27	Amendment No. 2 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, between Texas Industries, Inc. and Mel G. Brekhus dated July 11, 2007 (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed on July 13, 2007)

10.28	Contract, signed September 21, 2007, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed on September 27, 2007, noting that portions of the exhibit have been omitted pursuant to a request for confidential treatment)

12.1	Computation of Ratios of Earnings to Fixed Charges

15.1	Letter re: Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer