Form 10-Q
period 2008-02-29
TEXAS INDUSTRIES INC
filed 2008-03-27
CIK 97472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

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

Large Accelerated Filer X	Accelerated Filer	Non-Accelerated Filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No X

There were 27,451,938 shares of the Registrant’s Common Stock, $1.00 par value, outstanding as of March 24, 2008.

INDEX

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Unaudited February 29,	May 31,
In thousands	2008	2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 9,632	$15,138
Receivables – net	151,708	142,610
Inventories	123,735	121,467
Deferred income taxes and prepaid expenses	22,482	17,621

TOTAL CURRENT ASSETS	307,557	296,836

OTHER ASSETS
Goodwill	60,110	58,395
Real estate and investments	23,834	111,414
Deferred charges and intangibles	11,376	11,369

	95,320	181,178

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	133,033	132,992
Buildings	40,917	41,485
Machinery and equipment	776,524	752,531
Construction in progress	533,943	362,646

	1,484,417	1,289,654
Less depreciation and depletion	525,274	505,432

	959,143	784,222

	$1,362,020	$1,262,236

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$ 89,895	$109,749
Accrued interest, wages and other items	42,754	57,891
Current portion of long-term debt	221	1,340

TOTAL CURRENT LIABILITIES	132,870	168,980

LONG-TERM DEBT	344,438	274,416

DEFERRED INCOME TAXES AND OTHER CREDITS	90,274	90,358

SHAREHOLDERS’ EQUITY
Common stock, $1 par value	27,452	27,323
Additional paid-in capital	458,408	448,289
Retained earnings	312,779	257,087
Accumulated other comprehensive loss	(4,201)	(4,217)

	794,438	728,482

	$1,362,020	$1,262,236

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Three months ended		Nine months ended
	February 29,	February 28,	February 29,	February 28,
In thousands except per share	2008	2007	2008	2007

NET SALES	$230,535	$216,771	$762,462	$734,255

Cost of products sold	190,980	169,702	616,688	569,097

GROSS PROFIT	39,555	47,069	145,774	165,158

Selling, general and administrative	20,717	27,476	63,964	78,681
Interest	--	3,289	--	13,474
Other income	(2,086)	(3,247)	(7,781)	(31,598)

	18,631	27,518	56,183	60,557

INCOME BEFORE INCOME TAXES	20,924	19,551	89,591	104,601

Income taxes	6,300	6,838	27,738	33,805

NET INCOME	$ 14,624	$ 12,713	$ 61,853	$ 70,796

Net income per share
Basic	$ .53	$ .52	$ 2.26	$ 2.93
Diluted	$ .53	$ .50	$ 2.22	$ 2.71

Average shares outstanding
Basic	27,398	24,438	27,359	24,133
Diluted	27,810	27,771	27,852	27,629

Cash dividends per share	$ .075	$ .075	$ .225	$ .225

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Nine months ended
	February 29,	February 28,
In thousands	2008	2007

OPERATING ACTIVITIES
Net income	$ 61,853	$ 70,796
Adjustments to reconcile net income to cash provided by operating activities
Gain on asset disposals	(1,196)	(570)
Depreciation, depletion and amortization	40,980	33,856
Deferred income taxes	4,654	16,830
Stock-based compensation expense (credit)	(2,688)	10,268
Excess tax benefits from stock-based compensation	(3,519)	(1,647)
Other – net	1,307	1,559
Changes in operating assets and liabilities
Receivables – net	(9,045)	4,540
Inventories	(2,268)	(12,259)
Prepaid expenses	2,206	3,910
Accounts payable and accrued liabilities	(15,967)	(1,532)

Net cash provided by operating activities	76,317	125,751

INVESTING ACTIVITIES
Capital expenditures – expansions	(193,160)	(175,000)
Capital expenditures – other	(48,520)	(61,439)
Proceeds from asset disposals	3,928	961
Purchases of short-term investments	--	(8,500)
Sales of short-term investments	--	59,000
Investments in life insurance contracts	88,140	(5,288)
Other – net	218	(125)

Net cash used by investing activities	(149,394)	(190,391)

FINANCING ACTIVITIES
Long-term borrowings	213,000	--
Debt retirements	(144,313)	(1,285)
Debt issuance and retirement costs	(1,152)	(4)
Stock option exercises	2,678	5,976
Excess tax benefits from stock-based compensation	3,519	1,647
Common dividends paid	(6,161)	(5,468)

Net cash provided by financing activities	67,571	866

Decrease in cash and cash equivalents	(5,506)	(63,774)

Cash and cash equivalents at beginning of period	15,138	84,139

Cash and cash equivalents at end of period	$ 9,632	$ 20,365

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended February 29, 2008, are not necessarily indicative of the results that may be expected for the year ended May 31, 2008. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Texas Industries, Inc. for the year ended May 31, 2007.

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

Property, plant and equipment is recorded at cost. Costs incurred to construct certain long-lived assets include capitalized interest which is amortized over the estimated useful life of the related asset. Interest is capitalized during the construction period of qualified assets based on the average amount of accumulated expenditures and the weighted average interest rate applicable to borrowings outstanding during the period. If accumulated expenditures exceed applicable borrowings outstanding during the period, capitalized interest is allocated to projects under construction on a pro rata basis. Provisions for depreciation are computed generally using the straight-line method. Provisions for depletion of mineral deposits are computed on the basis of the estimated quantity of recoverable raw materials. Useful lives for our primary operating facilities range from 10 to 25 years.

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

Goodwill. Management tests goodwill for impairment at least annually by reporting unit. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future prices for our products, capital needs, economic trends and other factors. Goodwill having a carrying value of $58.4 million at February 29, 2008 and May 31, 2007 resulted primarily from the acquisition of Riverside Cement Company and is identified with our California cement operations. Goodwill having a carrying value of $1.7 million at February 29, 2008 resulted from the acquisition of ready-mix operations in Texas and Louisiana and is identified with our consumer products operations. In each case, the fair value of the reporting unit exceeds its carrying value.

Real Estate and Investments. Surplus real estate and real estate acquired for development of high quality industrial, office or multi-use parks totaled $6.0 million at February 29, 2008 and $6.2 million at May 31, 2007.

Investments are composed primarily of life insurance contracts purchased in connection with certain of our benefit plans. The contracts, recorded at their net cash surrender value, totaled $17.8 million (net of distributions of $77.7 million plus accrued interest) at February 29, 2008 and $105.0 million (net of distributions of $1.2 million plus accrued interest) at May 31, 2007. We can elect to receive distributions chargeable against the cash surrender value of the policies in the form of borrowings or withdrawals or we can elect to surrender the policies and receive their net cash surrender value. Distributions and policy surrenders totaling $92.6 million were received during the nine-month period ended February 29, 2008.

Deferred Charges and Intangibles. Deferred charges are composed primarily of debt issuance costs that totaled $5.7 million at February 29, 2008 and $5.4 million at May 31, 2007. The costs are amortized over the term of the related debt.

Intangibles are composed of non-compete agreements and other intangibles with finite lives being amortized on a straight-line basis over periods of 2 to 15 years. Their carrying value, adjusted for write-offs, totaled $1.0 million (net of accumulated amortization of $3.0 million) at February 29, 2008 and $1.1 million (net of accumulated amortization of $2.8 million) at May 31, 2007. Amortization expense incurred was $200,000 in each of the nine-month periods ended February 29, 2008 and February 28, 2007. Estimated amortization expense for each of the five years succeeding February 29, 2008 is approximately $300,000 for 2009 through 2011, $100,000 for 2012, and none for 2013.

Other Credits. Other credits, composed primarily of liabilities related to our retirement plans, deferred compensation agreements and asset retirement obligations, totaled $57.9 million at February 29, 2008 and $62.9 million at May 31, 2007.

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

Changes in asset retirement obligations are as follows:

	Nine months ended
	February 29,	February 28,
In thousands	2008	2007

Balance at beginning of period	$4,987	$4,346
Additions	259	811
Accretion expense	302	282
Settlements	(524)	(550)

Balance at end of period	$5,024	$4,889

Accumulated Other Comprehensive Loss. Amounts recognized in accumulated other comprehensive loss represent adjustments related to a defined benefit retirement plan and a postretirement health benefit plan covering approximately 600 employees and retirees of our California cement subsidiary. The amounts totaled $4.2 million (net of tax of $2.5 million) at February 29, 2008 and May 31, 2007.

Comprehensive income for the three-month and nine-month periods ending February 29, 2008 and February 28, 2007 consisted of net income and amounts in accumulated other comprehensive loss recognized as components of net periodic postretirement benefit cost, net of tax. These recognized amounts were not significant, and therefore, comprehensive income approximated net income for the periods.

Net Sales. Sales are recognized when title has transferred and products are delivered. We include delivery fees in the amount we bill customers to the extent needed to recover our cost of freight and delivery. Net sales are presented as revenues including these delivery fees.

Other Income. Routine sales of surplus operating assets and real estate resulted in gains of $300,000 in each of the three-month periods ended February 29, 2008 and February 28, 2007 and $2.3 million and $2.9 million in the nine-month periods ended February 29, 2008 and February 28, 2007, respectively. Interest income totaled $500,000 and $1.2 million in the three-month periods ended February 29, 2008 and February 28, 2007, respectively, and $1.4 million and $5.2 million in the nine-month periods ended February 29, 2008 and February 28, 2007, respectively.

Other income in the three-month and nine-month periods ended February 28, 2007 includes $19.8 million representing distributions which we received pursuant to agreements that settled a 16-year dispute over the U.S. antidumping duty order on cement imports from Mexico.

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

Stock-based Compensation. Effective June 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” utilizing the modified prospective transition method. Under this transition method, we account for awards granted prior to adoption, but for which the vesting period is not complete, on a prospective basis with expense being recognized in our statement of operations based on the grant date fair value estimated in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” We use the Black-Scholes option-pricing model to determine the fair value of stock options granted as of the date of grant. Options with graded vesting are valued as single awards and the related compensation cost is recognized using a straight-line attribution method over the shorter of the vesting period or required service period adjusted for estimated forfeitures. We use the average stock price on the date of grant to determine the fair value of restricted stock awards paid. A liability, which is included in other credits, is recorded for stock appreciation rights, deferred compensation agreements and stock awards expected to be paid in cash, based on the average stock price at the end of each period until such awards are paid.

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

Basic and Diluted EPS are calculated as follows:

	Three months ended		Nine months ended
	February 29,	February 28,	February 29,	February 28,
In thousands except per share	2008	2007	2008	2007

Basic earnings
Net income	$14,624	$12,713	$61,853	$70,796
Unvested restricted share participation	(7)	(5)	(30)	(24)

Basic income	$14,617	$12,708	$61,823	$70,772

Diluted earnings
Net income	$14,624	$12,713	$61,853	$70,796
Interest on convertible subordinated debentures - net of tax	--	1,284	--	4,138
Unvested restricted share participation	(7)	(5)	(30)	(24)

Diluted income	$14,617	$13,992	$61,823	$74,910

Shares
Weighted-average shares outstanding	27,405	24,441	27,366	24,135
Contingently issuable shares	7	7	7	7
Unvested restricted shares	(14)	(10)	(14)	(9)

Basic weighted-average shares	27,398	24,438	27,359	24,133

Convertible subordinated debentures	--	2,785	--	3,003
Stock option, restricted share and award dilution	412	548	493	493

Diluted weighted-average shares*	27,810	27,771	27,852	27,629

Net income per share
Basic	$ .53	$ .52	$ 2.26	$ 2.93
Diluted	$ .53	$ .50	$ 2.22	$ 2.71

* Shares excluded due to antidilutive effect
Stock options, restricted shares and awards	200	--	67	73

WORKING CAPITAL

Working capital totaled $174.7 million at February 29, 2008, compared to $127.9 million at May 31, 2007.

Receivables consist of:

	February 29,	May 31,
In thousands	2008	2007

Accounts receivable	$129,076	$121,282
Notes receivable including accrued interest	22,632	21,328

	$151,708	$142,610

Accounts receivable are presented net of allowances for doubtful receivables of $1.7 million at February 29, 2008 and $1.3 million at May 31, 2007. Provisions for bad debts charged to expense were $700,000 and $400,000 in the nine-month periods ended February 29, 2008 and February 28, 2007, respectively. Uncollectible accounts written off totaled $300,000 in each of the nine-month periods ended February 29, 2008 and February 28, 2007. Notes receivable included in current receivables relate to routine sales of surplus operating assets and real estate.

Inventories consist of:

	February 29,	May 31,
In thousands	2008	2007

Finished products	$ 10,055	$ 12,190
Work in process	56,828	56,628
Raw materials	20,644	16,300

Total inventories at LIFO cost	87,527	85,118
Parts and supplies	36,208	36,349

Total inventories	$123,735	$121,467

Inventories are stated at cost (not in excess of market) with finished products, work in process and raw material inventories using the last-in, first-out (“LIFO”) method and parts and supplies inventories using the average cost method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. If the average cost method (which approximates current replacement cost) had been used for all of these inventories, inventory values would have been higher by $27.6 million at February 29, 2008 and $27.0 million at May 31, 2007.

Accrued interest, wages and other items consist of:

	February 29,	May 31,
In thousands	2008	2007

Interest	$ 2,519	$ 7,029
Employee compensation	27,826	36,942
Income taxes	1,366	1,316
Property taxes and other	11,043	12,604

	$42,754	$57,891

LONG-TERM DEBT

Long-term debt consists of:

	February 29,	May 31,
In thousands	2008	2007
Senior revolving credit facility expiring in 2012	$ 85,000	$ 15,000
Senior notes due 2013, interest rate 7.25%	250,000	250,000
Pollution control bonds due through 2007, interest rate 6.19% (75% of prime)	--	1,135
Other	322	354

	335,322	266,489
Capital lease obligation	9,337	9,267
Less current portion	(221)	(1,340)

	$344,438	$274,416

Senior Revolving Credit Facility. On August 15, 2007, we amended and restated our June 30, 2005 credit agreement. The amended and restated credit agreement continues to provide for a $200 million senior revolving credit facility, but the credit facility is no longer secured and the principal amount may be increased by up to an additional $100 million at our option, provided that the lenders that are parties to the amended and restated credit agreement and such additional lenders as are invited by us and approved by the administrative agent provide commitments for the additional principal amount. The credit facility expires on August 15, 2012. It includes a $50 million sub-limit for letters of credit. Any outstanding letters of credit are deducted from the borrowing availability under the facility. At February 29, 2008, $85.0 million was outstanding under the facility and an additional $26.2 million of the facility was utilized to support letters of credit. Amounts drawn under the facility bear interest either at the LIBOR rate plus a margin of .75% to 2%, or at a base rate (which is the higher of the federal funds rate plus 0.5% and the prime rate) plus a margin of up to 1%. The interest rate margins are subject to adjustments based on our leverage ratio. Commitment fees are payable currently at an annual rate of .25% on the unused portion of the facility. All of our consolidated subsidiaries have guaranteed our obligations under the credit facility. We may terminate the facility at any time.

The credit facility contains covenants restricting, among other things, prepayment or redemption of the senior notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. We are required to comply with certain financial tests and to maintain certain financial ratios, such as leverage and interest coverage ratios. We were in compliance with all of our loan covenants as of February 29, 2008.

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

Term Credit Agreement. On March 20, 2008, we entered into a term credit agreement that provides for an unsecured $150 million senior term loan maturing through August 15, 2012. The net proceeds were used to repay borrowings outstanding under our senior revolving credit facility in the amount of $85 million, with the additional proceeds available for general corporate purposes. The outstanding principal amount of the term loan will bear interest either at LIBOR rate plus a margin of 2.25% or at a base rate (which will be the higher of the federal funds rate plus 0.5% and the prime rate) plus a margin of 1.25% to 1.50%. The interest rate margins are based on our leverage ratio. We may repay the term loan at any time without penalty. We must mandatorily prepay the term loan in the amount of the net cash proceeds from issuances of any additional senior notes or from certain asset sales.

Similar to our senior revolving credit agreement, the term credit agreement contains a number of negative covenants restricting, among other things, prepayment or redemption of the senior notes, distributions and dividends on and repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. We are required to comply with certain financial tests and to maintain certain financial ratios, such as leverage and interest coverage ratios.

Other. Maturities of long-term debt, including the new senior term loan but excluding the capital lease obligation, for each of the five years succeeding February 29, 2008 are $5.6 million for 2009, $7.5 million for 2010, $24.4 million for 2011, $30.0 million for 2012 and $167.5 million for 2013. The total amount of interest paid was $22.7 million and $25.4 million during the nine-month periods ended February 29, 2008 and February 28, 2007, respectively. Interest capitalized was $20.8 million and $8.1 million during the nine-month periods ended February 29, 2008 and February 28, 2007, respectively.

COMMITMENTS

During fiscal year 2006, we commenced construction on a project to expand and modernize our Oro Grande, California cement plant. We are constructing approximately 2.3 million tons of advanced dry process annual cement production capacity, and plan to retire the 1.3 million tons of existing, but less efficient, production after the new plant is commissioned. As of February 29, 2008, we have expended $408.4 million, excluding capitalized interest of $34.2 million related to the project, and have begun the commissioning process.

During October 2007, we commenced construction on a project to expand our Hunter, Texas cement plant. We are expanding the Hunter plant by approximately 1.4 million tons of advanced dry process annual cement production capacity. The 900,000 tons of existing annual cement production capacity will remain in operation. We currently expect the Hunter project will cost from $325 to $350 million, excluding estimated capitalized interest of $20 million related to the project. As of February 29, 2008, we have expended $44.5 million, excluding capitalized interest of $900,000 related to the project. We currently expect to start commissioning the new kiln system during the winter of fiscal year 2010.

SHAREHOLDERS’ EQUITY

Common stock consists of:

	February 29,	May 31,
In thousands	2008	2007

Shares authorized	100,000	40,000
Shares outstanding	27,452	27,323
Shares reserved for stock options and other	3,159	3,334

There are authorized 100,000 shares of Cumulative Preferred Stock, no par value, of which 20,000 shares are designated $5 Cumulative Preferred Stock (Voting), redeemable at $105 per share and entitled to $100 per share upon dissolution. An additional 40,000 shares are designated Series B Junior Participating Preferred Stock. The Series B Preferred Stock is not redeemable and ranks, with respect to the payment of dividends and the distribution of assets, junior to (i) all other series of the Preferred Stock unless the terms of any other series shall provide otherwise and (ii) the $5 Cumulative Preferred Stock. No shares of Cumulative Preferred Stock or Series B Junior Participating Preferred Stock were outstanding as of February 29, 2008. Pursuant to a Rights Agreement, in November 2006, we distributed a dividend of one preferred share purchase right for each outstanding share of our Common Stock. Each right entitles the holder to purchase from us one one-thousandth of a share of the Series B Junior Participating Preferred Stock at a price of $300, subject to adjustment. The rights will expire on November 1, 2016 unless the date is extended or the rights are earlier redeemed or exchanged by us pursuant to the Rights Agreement.

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

Options become exercisable in installments beginning one year after date of grant and expire ten years later. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. Options with graded vesting are valued as single awards and the compensation cost recognized using a straight-line attribution method over the shorter of the vesting period or required service period adjusted for estimated forfeitures. The following table sets forth the information about the weighted-average grant date fair value of options granted during the nine-month periods ended February 29, 2008 and February 28, 2007.

	Nine months ended
	February 29,	February 28,
	2008	2007

Weighted average grant date fair value	$17.59	$27.61
Weighted average assumptions used:
Expected volatility	.317	.330
Expected lives	6.1	6.0
Risk-free interest rates	3.21%	4.78%
Expected dividend yields	.59%	.43%

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

A summary of option transactions for the nine-month period ended February 29, 2008, follows:

	Shares Under Option	Weighted-Average Option Price

Outstanding at May 31, 2007	1,483,035	$36.31
Granted	212,850	50.63
Exercised	(163,311)	31.18
Canceled	(9,900)	56.33

Outstanding at February 29, 2008	1,522,674	$38.73

Exercisable at February 29, 2008	854,971	$29.70

The following table summarizes information about stock options outstanding as of February 29, 2008.

	Range of Exercise Prices
	$16.04 - $27.39	$31.15 - $45.86	$50.63 - $70.18
Options outstanding
Shares outstanding	600,016	303,658	619,000
Weighted-average remaining life in years	4.29	4.66	8.88
Weighted-average exercise price	$18.94	$40.09	$57.25
Options exercisable
Shares exercisable	512,938	224,123	117,910
Weighted-average remaining life in years	4.14	3.89	8.21
Weighted-average exercise price	$19.43	$38.33	$57.97

Outstanding options expire on various dates to January 16, 2018. We have reserved 1,622,414 shares for future awards under the 2004 Plan as of February 29, 2008.

As of February 29, 2008, the aggregate intrinsic value (the difference in the closing market price of our common stock of $57.60 and the exercise price to be paid by the optionee) of stock options outstanding was $28.7 million. The aggregate intrinsic value of exercisable stock options at that date was $23.9 million. The total intrinsic value for options exercised (the difference in the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) was $2.8 million and $9.0 million for the three-month periods ended February 29, 2008 and February 28, 2007, respectively, and $4.6 million and $11.8 million for the nine-month periods ended February 29, 2008 and February 28, 2007, respectively.

We have provided additional stock-based compensation to employees and directors under stock appreciation rights contracts, deferred compensation agreements, restricted stock payments and a former stock awards program. At February 29, 2008, outstanding stock appreciation rights totaled 158,645 shares, deferred compensation agreements to be settled in cash totaled 98,758 shares, deferred compensation agreements to be settled in common stock totaled 7,005 shares, unvested restricted stock payments totaled 18,667 shares and stock awards totaled 6,426 shares. Other credits included $10.7 million at February 29, 2008 and $17.4 million at May 31, 2007 representing accrued stock-based compensation which is expected to be settled in cash.

Total stock-based compensation included in selling, general and administrative expense (credit) was $(1.4) million and $4.0 million in the three-month periods ended February 29, 2008 and February 28, 2007, respectively, and $(2.7) million and $10.3 million in the nine-month periods ended February 29, 2008 and February 28, 2007, respectively. Credits are the result of the impact of changes in our company’s stock price on stock-based awards accounted for as liabilities.

As of February 29, 2008, $11.7 million of total unrecognized compensation cost related to stock options, stock appreciation rights contracts, restricted stock payments and stock awards is expected to be recognized. We currently expect to recognize in the years succeeding February 29, 2008 approximately $4.2 million of this stock-based compensation expense in 2009, $3.2 million in 2010, $2.3 million in 2011, $1.4 million in 2012, $500,000 in 2013 and thereafter an aggregate of $100,000.

RETIREMENT PLANS

Riverside Defined Benefit Plans. Approximately 600 employees and retirees of our California cement subsidiary, Riverside Cement Company, are covered by a defined benefit pension plan and a postretirement health benefit plan. Unrecognized prior service costs and actuarial gains or losses for these plans are recognized in a systematic manner over the remaining service periods of active employees expected to receive benefits under these plans. The amount of the defined benefit pension plan and postretirement health benefit plan expense charged to costs and expenses for the three-month and nine-month periods ended February 29, 2008 and February 28, 2007, was as follows:

	Pension Benefit		Health Benefit
In thousands	2008	2007	2008	2007

Three months ended February 29/28
Service cost	$144	$124	$31	$25
Interest cost	695	681	100	92
Expected return on plan assets	(882)	(760)	--	--
Amortization of prior service cost	--	--	(212)	(212)
Amortization of net actuarial loss	55	106	164	151

	$12	$151	$83	$56

Nine months ended February 29/28
Service cost	$432	$370	$91	$74
Interest cost	2,085	2,043	299	276
Expected return on plan assets	(2,645)	(2,280)	--	--
Amortization of prior service cost	--	--	(634)	(634)
Amortization of net actuarial loss	165	319	492	450

	$37	$452	$248	$166

Financial Security Defined Benefit Plans. We have a series of financial security plans that are non-qualified defined benefit plans providing retirement and death benefits to substantially all of our executive and key managerial employees. The plans are contributory but not funded. The amount of financial security plan benefit expense charged to costs and expenses for the three-month and nine-month periods ended February 29, 2008 and February 28, 2007, was as follows:

	FSP Benefit
In thousands	2008	2007

Three months ended February 29/28
Service cost	$742	$571
Interest cost	474	440
Recognized actuarial loss	--	--
Participant contributions	(87)	(84)

	$1,129	$927

Nine months ended February 29/28
Service cost	$2,228	$1,714
Interest cost	1,422	1,321
Recognized actuarial loss	--	254
Participant contributions	(284)	(245)

	$3,366	$3,044

INCOME TAXES

Federal income taxes for the interim periods ended February 29, 2008 and February 28, 2007 have been included in the accompanying financial statements on the basis of an estimated annual rate. The primary reason that the tax rate differs from the 35% statutory corporate rate is due to percentage depletion that is tax deductible, state income taxes and deductions for income from qualified domestic production activities. Our estimated effective tax rate for 2008 is 31.1% compared to 32.1% for 2007. We made income tax payments of $26.8 million and $25.8 million during the nine-month periods ended February 29, 2008 and February 28, 2007. We received income tax refunds of $600,000 during each of the nine-month periods ended February 29, 2008 and February 28, 2007.

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

The following is a summary of operating results and certain other financial data for our business segments.

	Three months ended		Nine months ended
	February 29,	February 28,	February 29,	February 28,
In thousands	2008	2007	2008	2007

Net sales
Cement
Sales to external customers	$ 92,235	$ 95,994	$309,031	$314,501
Intersegment sales	18,562	15,891	60,497	57,844
Aggregates
Sales to external customers	57,119	53,341	181,655	177,656
Intersegment sales	11,047	7,232	34,332	24,691
Consumer products
Sales to external customers	81,181	67,436	271,776	242,098
Intersegment sales	879	767	2,841	2,879
Eliminations	(30,488)	(23,890)	(97,670)	(85,414)

Total net sales	$230,535	$216,771	$762,462	$734,255

Segment operating profit
Cement	$ 24,299	$ 36,470	$ 75,467	$126,950
Aggregates	5,304	1,320	28,049	20,734
Consumer products	(481)	(1,742)	8,203	4,522
Unallocated overhead and other income – net	(2,624)	(3,257)	(6,104)	(8,045)

Total segment operating profit	26,498	32,791	105,615	144,161

Corporate
Selling, general and administrative expense	(6,119)	(11,359)	(19,307)	(33,628)
Interest	--	(3,289)	--	(13,474)
Other income	545	1,408	3,283	7,542

Income before income taxes	$ 20,924	$ 19,551	$ 89,591	$104,601

Depreciation, depletion and amortization
Cement	$ 6,222	$ 5,893	$ 18,128	$ 17,279
Aggregates	5,367	3,942	15,915	11,467
Consumer products	2,061	1,607	6,347	4,749
Corporate	166	130	590	361

Total depreciation, depletion and amortization	$ 13,816	$ 11,572	$ 40,980	$ 33,856

Capital expenditures
Cement	$ 59,104	$ 70,224	$207,176	$186,613
Aggregates	4,174	16,601	22,662	40,689
Consumer products	2,937	1,686	10,732	7,431
Corporate	377	472	1,110	1,706

Total capital expenditures	$ 66,592	$ 88,983	$241,680	$236,439

Net sales by product
Cement	$ 85,330	$ 91,252	$289,403	$297,984
Stone, sand and gravel	29,128	26,749	94,222	92,506
Ready-mix concrete	69,560	56,946	233,597	202,301
Other products	26,938	24,404	83,462	82,763
Delivery fees	19,579	17,420	61,778	58,701

Total net sales	$230,535	$216,771	$762,462	$734,255

All sales were made in the United States during the periods presented with no single customer representing more than 10 percent of sales.

Cement segment operating profit for the three-month and nine-month periods ended February 28, 2007 includes $19.8 million representing distributions which we received pursuant to agreements that settled a 16-year dispute over the U.S. antidumping duty order on cement imports from Mexico.

Cement capital expenditures include $154.4 million and $170.2 million in the nine-month periods ended February 29, 2008 and February 28, 2007, respectively, incurred in connection with the expansion and modernization of our Oro Grande, California cement plant. In addition, cement capital expenditures include $38.8 million and $4.8 million in the nine-month periods ended February 29, 2008 and February 28, 2007, respectively, incurred in connection with the expansion of our Hunter, Texas cement plant. Other capital expenditures incurred represent normal replacement and technological upgrades of existing equipment and acquisitions to sustain existing operations in each segment.

The following is a summary of assets used in each of our business segments.

	February 29,	May 31,
In thousands	2008	2007

Identifiable assets
Cement	$ 943,880	$ 775,229
Aggregates	218,085	209,614
Consumer products	112,756	102,916
Corporate	87,299	174,477

Total assets	$1,362,020	$1,262,236

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

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating balance sheet at February 29, 2008

Cash and cash equivalents	$ 5,535	$ 4,097	$--	$ --	$ 9,632
Receivables - net	–	151,708	--	--	151,708
Intercompany receivables	186,005	18,762	--	(204,767)	--
Inventories	--	123,735	--	--	123,735
Deferred income taxes and prepaid expenses	10,068	12,414	--	--	22,482

Total current assets	201,608	310,716	--	(204,767)	307,557
Goodwill	--	60,110	--	--	60,110
Real estate and investments	17,780	6,054	--	--	23,834
Deferred charges and intangibles	6,803	4,573	--	--	11,376
Investment in subsidiaries	891,792	--	--	(891,792)	--
Long-term intercompany receivables	50,000	--	--	(50,000)	--
Property, plant and equipment – net	--	959,143	--	--	959,143

Total assets	$1,167,983	$1,340,596	$--	$(1,146,559)	$1,362,020

Accounts payable	$ 34	$ 89,861	$--	$ --	$ 89,895
Intercompany payables	18,762	186,005	--	(204,767)	--
Accrued interest, wages and other items	6,472	36,282	--	--	42,754
Current portion of long-term debt	--	221	--	--	221

Total current liabilities	25,268	312,369	--	(204,767)	132,870
Long-term debt	335,322	9,116	--	--	344,438
Long-term intercompany payables	--	50,000	--	(50,000)	--
Deferred income taxes and other credits	12,955	77,319	--	--	90,274
Shareholders’ equity	794,438	891,792	--	(891,792)	794,438

Total liabilities and shareholders’ equity	$1,167,983	$1,340,596	$--	$(1,146,559)	$1,362,020

Condensed consolidating balance sheet at May 31, 2007

Cash and cash equivalents	$ 6,095	$ 9,043	$--	$ --	$ 15,138
Receivables - net	--	142,610	--	--	142,610
Intercompany receivables	50,296	18,761	--	(69,057)	--
Inventories	--	121,467	--	--	121,467
Deferred income taxes and prepaid expenses	3,277	14,344	--	--	17,621

Total current assets	59,668	306,225	--	(69,057)	296,836
Goodwill	--	58,395	--	--	58,395
Real estate and investments	104,980	6,434	--	--	111,414
Deferred charges and intangibles	7,180	4,189	--	--	11,369
Investment in subsidiaries	816,831	--	--	(816,831)	--
Long-term intercompany receivables	50,000	--	--	(50,000)	--
Property, plant and equipment – net	--	784,222	--	--	784,222

Total assets	$1,038,659	$1,159,465	$--	$ (935,888)	$1,262,236

Accounts payable	$ 77	$ 109,672	$--	$ --	$ 109,749
Intercompany payables	18,761	50,296	--	(69,057)	--
Accrued interest, wages and other items	10,457	47,434	--	--	57,891
Current portion of long-term debt	1,135	205	--	--	1,340

Total current liabilities	30,430	207,607	--	(69,057)	168,980
Long-term debt	265,354	9,062	--	--	274,416
Long-term intercompany payables	--	50,000	--	(50,000)	--
Deferred income taxes and other credits	14,393	75,965	--	--	90,358
Shareholders’ equity	728,482	816,831	--	(816,831)	728,482

Total liabilities and shareholders’ equity	$1,038,659	$1,159,465	$--	$ (935,888)	$1,262,236

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating statement of operations for the three months ended February 29, 2008

Net sales	$ --	$230,535	$--	$ --	$230,535
Cost of products sold	--	190,980	--	--	190,980

Gross profit	--	39,555	--	--	39,555

Selling, general and administrative	1,239	19,478	--	--	20,717
Interest	7,301	--	--	(7,301)	--
Other income	(163)	(1,923)	--	--	(2,086)
Intercompany other income	(863)	(6,438)	--	7,301	--

	7,514	11,117	--	--	18,631

Income before the following items	(7,514)	28,438	--	--	20,924
Income taxes	(2,609)	8,909	--	--	6,300

	(4,905)	19,529	--	--	14,624
Equity in earnings of subsidiaries	19,529	--	--	(19,529)	--

Net income	$14,624	$ 19,529	$--	$(19,529)	$ 14,624

Condensed consolidating statement of operations for the three months ended February 28, 2007

Net sales	$ --	$216,771	$--	$ --	$216,771
Cost of products sold	--	169,702	--	--	169,702

Gross profit	--	47,069	--	--	47,069

Selling, general and administrative	3,258	24,218	--	--	27,476
Interest	4,138	14	--	(863)	3,289
Other income	(792)	(2,455)	--	--	(3,247)
Intercompany other income	(863)	--	--	863	--

	5,741	21,777	--	--	27,518

Income before the following items	(5,741)	25,292	--	--	19,551
Income taxes	(1,956)	8,794	--	--	6,838

	(3,785)	16,498	--	--	12,713
Equity in earnings of subsidiaries	16,498	--	--	(16,498)	--

Net income	$12,713	$ 16,498	$--	$(16,498)	$ 12,713

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating statement of operations for the nine months ended February 29, 2008

Net sales	$ --	$762,462	$--	$ --	$762,462
Cost of products sold	--	616,688	--	--	616,688

Gross profit	--	145,774	--	--	145,774

Selling, general and administrative	3,200	60,764	--	--	63,964
Interest	20,142	--	--	(20,142)	--
Other income	(329)	(7,452)	--	--	(7,781)
Intercompany other income	(2,618)	(17,524)	--	20,142	--

	20,395	35,788	--	--	56,183

Income before the following items	(20,395)	109,986	--	--	89,591
Income taxes	(7,303)	35,041	--	--	27,738

	(13,092)	74,945	--	--	61,853
Equity in earnings of subsidiaries	74,945	--	--	(74,945)	--

Net income	$ 61,853	$ 74,945	$--	$(74,945)	$ 61,853

Condensed consolidating statement of operations for the nine months ended February 28, 2007

Net sales	$ --	$734,255	$--	$ --	$734,255
Cost of products sold	--	569,097	--	--	569,097

Gross profit	--	165,158	--	--	165,158

Selling, general and administrative	8,800	69,881	--	--	78,681
Interest	16,052	40	--	(2,618)	13,474
Other income	(3,960)	(27,638)	--	--	(31,598)
Intercompany other income	(2,618)	--	--	2,618	--

	18,274	42,283	--	--	60,557

Income before the following items	(18,274)	122,875	--	--	104,601
Income taxes	(6,652)	40,457	--	--	33,805

	(11,622)	82,418	--	--	70,796
Equity in earnings of subsidiaries	82,418	--	--	(82,418)	--

Net income	$ 70,796	$ 82,418	$--	$(82,418)	$ 70,796

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating statement of cash flows for the nine months ended February 29, 2008

Net cash provided by operating activities	$(156,414)	$ 232,731	$--	$--	$ 76,317

Investing activities
Capital expenditures - expansions	--	(193,160)	--	--	(193,160)
Capital expenditures - other	--	(48,520)	--	--	(48,520)
Proceeds from asset disposals	--	3,928	--	--	3,928
Purchases of short-term investments	--	--	--	--	--
Sales of short-term investments	--	--	--	--	--
Investments in life insurance contracts	88,140	--	--	--	88,140
Other - net	--	218	--	--	218

Net cash used by investing activities	88,140	(237,534)	--	--	(149,394)

Financing activities
Long-term borrowings	213,000	--	--	--	213,000
Debt retirements	(144,170	(143)	--	--	(144,313)
Debt issuance and retirement costs	(1,152)	--	--	--	(1,152)
Stock option exercises	2,678	--	--	--	2,678
Excess tax benefits from stock-based compensation	3,519	--	--	--	3,519
Common dividends paid	(6,161)	--	--	--	(6,161)

Net cash provided by financing activities	67,714	(143)	--	--	67,571

Decrease in cash and cash equivalents	(560)	(4,946)	--	--	(5,506)
Cash and cash equivalents at beginning of period	6,095	9,043	--	--	15,138

Cash and cash equivalents at end of period	$ 5,535	$ 4,097	$--	$--	$ 9,632

Condensed consolidating statement of cash flows for the nine months ended February 28, 2007

Net cash provided by operating activities	$(108,829)	$ 234,580	$--	$--	$ 125,751

Investing activities
Capital expenditures - expansions	--	(175,000)	--	--	(175,000)
Capital expenditures - other	--	(61,439)	--	--	(61,439)
Proceeds from asset disposals	--	961	--	--	961
Purchases of short-term investments	(8,500)	--	--	--	(8,500)
Sales of short-term investments	59,000	--	--	--	59,000
Investments in life insurance contracts	(5,288)	--	--	--	(5,288)
Other - net	--	(125)	--	--	(125)

Net cash used by investing activities	45,212	(235,603)	--	--	(190,391)

Financing activities
Long-term borrowings	--	--	--	--	--
Debt retirements	(1,285)	--	--	--	(1,285)
Debt issuance and retirement costs	(4)	--	--	--	(4)
Stock option exercises	5,976	--	--	--	5,976
Excess tax benefits from stock-based compensation	1,647	--	--	--	1,647
Common dividends paid	(5,468)	--	--	--	(5,468)

Net cash provided by financing activities	866	--	--	--	866

Decrease in cash and cash equivalents	(62,751)	(1,023)	--	--	(63,774)
Cash and cash equivalents at beginning of period	78,569	5,570	--	--	84,139

Cash and cash equivalents at end of period	$ 15,818	$ 4,547	$--	$--	$ 20,365

EXHIBIT A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Texas Industries, Inc.

We have reviewed the accompanying consolidated balance sheet of Texas Industries, Inc. and subsidiaries (the Company) as of February 29, 2008, and the related consolidated statements of operations for the three- and nine-month periods ended February 29, 2008 and February 28, 2007 and cash flows for the nine-month periods ended February 29, 2008 and February 28, 2007. These financial statements are the responsibility of the Company’s management.

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

March 26, 2008

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

RESULTS OF OPERATIONS

The following table highlights certain operating information relating to our products.

	Three months ended		Nine months ended
	February 29,	February 28,	February 29,	February 28,
In thousands except per unit	2008	2007	2008	2007
Sales
Cement	$103,891	$107,143	$349,900	$355,828
Stone, sand and gravel	37,699	33,043	120,827	113,832
Ready-mix concrete	69,699	57,007	233,922	202,591
Other products	30,155	26,048	93,705	88,717
Interplant	(30,488)	(23,890)	(97,670)	(85,414)
Delivery fees	19,579	17,420	61,778	58,701

Net Sales	$230,535	$216,771	$762,462	$734,255

Shipments
Cement (tons)	1,142	1,122	3,751	3,749
Stone, sand and gravel (tons)	5,010	4,527	16,424	16,561
Ready-mix concrete (cubic yards)	857	736	2,905	2,695

Prices
Cement ($/ton)	$ 91.01	$ 95.50	$ 93.28	$ 94.91
Stone, sand and gravel ($/ton)	7.52	7.30	7.36	6.87
Ready-mix concrete ($/cubic yard)	81.26	77.49	80.50	75.19

Cost of sales
Cement ($/ton)	$ 67.13	$ 61.98	$ 70.38	$ 64.10
Stone, sand and gravel ($/ton)	6.92	6.56	6.00	5.59
Ready-mix concrete ($/cubic yard)	79.15	76.38	75.91	71.80

Gross Profit

Gross profit for the three-month period ended February 29, 2008 was $39.6 million, a decrease of $7.5 million from the prior year period. Gross profit for the nine-month period ended February 29, 2008 was $145.8 million, a decrease of $19.4 million from the prior year period. Average prices for our stone, sand and gravel and ready-mix concrete products improved in the current three-month and nine-month periods, and shipments for all of our major products improved in the current three-month period. These improvements were offset in the periods by production inefficiencies at our old Oro Grande, California cement plant and higher maintenance costs in our cement operations and higher fuel and transportation costs in all of our operations.

Sales. Net sales for the three-month period ended February 29, 2008 were $230.5 million, an increase of $13.8 million from the prior year period. Total cement sales decreased $3.3 million on 5% lower average prices and 2% higher shipments. Total stone, sand and gravel sales increased $4.7 million on 3% higher average prices and 11% higher shipments. Total ready-mix concrete sales increased $12.7 million on 5% higher average prices and 16% higher volume.

Net sales for the nine-month period ended February 29, 2008 were $762.5 million, an increase of $28.2 million from the prior year period. Total cement sales decreased $5.9 million on 2% lower average prices and comparable shipments. Total stone, sand and gravel sales increased $7.0 million on 7% higher average prices and 1% lower shipments. Total ready-mix concrete sales increased $31.3 million on 7% higher average prices and 8% higher volumes.

We experienced favorable weather conditions in our Texas market area during the current three-month period. Shipments of all of our major products increased. The decline in average prices for cement during the current periods compared to the prior year periods is due to a shift in the mix of cement products and markets.

Cost of Products Sold. Cost of products sold for the three-month period ended February 29, 2008 was $191.0 million, an increase of $21.3 million from the prior year period. Cement unit costs increased 8%. Stone, sand and gravel unit costs increased 5%. Ready-mix concrete unit costs increased 4%.

Cost of products sold for the nine-month period ended February 29, 2008 was $616.7 million, an increase of $47.6 million from the prior year period. Cement unit costs increased 10%. Stone, sand and gravel unit costs increased 7%. Ready-mix concrete unit costs increased 6%.

Cement unit costs increased in the current periods primarily as a result of the production inefficiencies at our old Oro Grande, California cement plant and higher maintenance, fuel and transportation costs. Stone, sand and gravel overall unit costs increased in the current periods primarily as a result of higher fuel and transportation costs. Ready-mix concrete unit costs increased primarily as a result of higher distribution, raw material and transportation costs.

Selling, General and Administrative

Selling, general and administrative expense for the three-month period ended February 29, 2008 was $20.7 million, a decrease of $6.8 million from the prior year period. Operating selling, general and administrative expense for the three-month period ended February 29, 2008 was $14.6 million, a decrease of $1.5 million from the prior year period. The decrease was primarily the result of lower incentive compensation expense. Corporate selling, general and administrative expense for the three-month period ended February 29, 2008 was $6.1 million, a decrease of $5.3 million from the prior year period. The decrease was primarily the result of $5.4 million lower stock-based compensation expense due to the impact of changes in our stock price.

Selling, general and administrative expense for the nine-month period ended February 29, 2008 was $64.0 million, a decrease of $14.7 million from the prior year period. Operating selling, general and administrative expense for the nine-month period ended February 29, 2008 was $44.7 million, a decrease of $400,000 from the prior period. The decrease was primarily the result of $3.4 million lower incentive expense offset in part by higher general expenses. Corporate selling, general and administrative expense for the nine-month period ended February 29, 2008 was $19.3 million, a decrease of $14.3 million from the prior period. The decrease was primarily the result of $13.3 million lower stock-based compensation expense due to the impact of changes in our stock price and $2.3 million lower incentive compensation expense, offset in part by higher wages.

Other Income

Other income for the three-month period ended February 29, 2008 was $2.1 million, a decrease of $1.2 million from the prior year period primarily as a result of lower corporate interest and real estate income. Other income for the nine-month period ended February 29, 2008 was $7.8 million, a decrease of $23.8 million from the prior year period. Other income in the prior year nine-month period included operating other income of $19.8 million representing distributions which we received pursuant to agreements that settled a 16-year dispute over the U.S. antidumping duty order on cement imports from Mexico.

Interest Expense

Interest incurred for the three-month and nine-month periods ended February 29, 2008 was $7.5 million and $20.8 million, respectively, all of which was capitalized in conjunction with our Oro Grande, California and Hunter, Texas cement plant expansion projects. Interest incurred for the three-month and nine-month periods ended February 28, 2007 was $7.0 million and $21.6 million, respectively, of which $3.7 million and $8.1 million, respectively, was capitalized.

Income Taxes

Federal income taxes for the interim periods ended February 29, 2008 and February 28, 2007 have been included in the accompanying financial statements on the basis of an estimated annual rate. The primary reason that the tax rate differs from the 35% statutory corporate rate is due to percentage depletion that is tax deductible, state income taxes and deductions for income from qualified domestic production activities. Our estimated effective tax rate for 2008 is 31.1% compared to 31.2% for 2007.

LIQUIDITY AND CAPITAL RESOURCES

To improve liquidity and provide more financial and operating flexibility, we entered into a term credit agreement on March 20, 2008 that provides for an unsecured $150 million senior term loan maturing through August 15, 2012. In addition to cash and cash equivalents of $9.6 million at February 29, 2008 and the proceeds from the new senior term loan, our sources of liquidity include cash from operations, borrowings available under our $200 million senior revolving credit facility and distributions available from our investments in life insurance contracts.

Senior Revolving Credit Facility. On August 15, 2007, we amended and restated our June 30, 2005 credit agreement. The amended and restated credit agreement continues to provide for a $200 million senior revolving credit facility, but the credit facility is no longer secured and the principal amount may be increased by up to an additional $100 million at our option, provided that the lenders that are parties to the amended and restated credit agreement and such additional lenders as are invited by us and approved by the administrative agent provide commitments for the additional principal amount. The credit facility expires on August 15, 2012. It includes a $50 million sub-limit for letters of credit. Any outstanding letters of credit are deducted from the borrowing availability under the facility. At February 29, 2008, $85.0 million was outstanding under the facility and an additional $26.2 million of the facility was utilized to support letters of credit. Amounts drawn under the facility bear interest either at the LIBOR rate plus a margin of .75% to 2%, or at a base rate (which is the higher of the federal funds rate plus 0.5% and the prime rate) plus a margin of up to 1%. The interest rate margins are subject to adjustments based on our leverage ratio. All of our consolidated subsidiaries have guaranteed our obligations under the credit facility.

The credit facility contains covenants restricting, among other things, prepayment or redemption of the senior notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. We are required to comply with certain financial tests and to maintain certain financial ratios, such as leverage and interest coverage ratios. We are in compliance with all of our loan covenants.

Term Credit Agreement. On March 20, 2008, we entered into a term credit agreement that provides for an unsecured $150 million senior term loan maturing through August 15, 2012. The net proceeds were used to repay borrowings outstanding under our senior revolving credit facility in the amount of $85 million, with the additional proceeds available for general corporate purposes. The outstanding principal amount of the term loan will bear interest either at LIBOR rate plus a margin of 2.25% or at a base rate (which will be the higher of the federal funds rate plus 0.5% and the prime rate) plus a margin of 1.25% to 1.50%. The interest rate margins are based on our leverage ratio. We may repay the term loan at any time without penalty. We must mandatorily prepay the term loan in the amount of the net cash proceeds from issuances of any additional senior notes or from certain asset sales. We must repay the outstanding principal amount of the term loan in eight quarterly payments of $1.9 million beginning on August 31, 2008, followed by eight quarterly payments of $7.5 million beginning August 31, 2010, with $75.0 million due on August 15, 2012, the final maturity date of the term loan.

Similar to our senior revolving credit agreement, the term credit agreement contains a number of negative covenants restricting, among other things, prepayment or redemption of the senior notes, distributions and dividends on and repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. We are required to comply with certain financial tests and to maintain certain financial ratios, such as leverage and interest coverage ratios.

Investments in Life Insurance Contracts. We have purchased life insurance contracts in connection with certain of our benefit plans from which we can elect to receive distributions or we can elect to surrender policies for their net cash surrender values. During the nine-month period ended February 29, 2008 we received $92.6 million from distributions or policy surrenders. At February 29, 2008, these contracts had a net cash surrender value of $17.8 million, of which approximately $10 million is available for distribution.

Capital Expenditure Commitments. During fiscal year 2006, we commenced construction on a project to expand and modernize our Oro Grande, California cement plant. We are constructing approximately 2.3 million tons of advanced dry process annual cement production capacity, and plan to retire the 1.3 million tons of existing, but less efficient, production after the new plant is commissioned. As of February 29, 2008, we have expended $408.4 million, excluding capitalized interest of $34.2 million related to the project, and have begun the commissioning process.

During October 2007, we commenced construction on a project to expand our Hunter, Texas cement plant. We are expanding the Hunter plant by approximately 1.4 million tons of advanced dry process annual cement production capacity. The 900,000 tons of existing annual cement production capacity will remain in operation. We currently expect the Hunter project will cost from $325 to $350 million, excluding estimated capitalized interest of $20 million related to the project. As of February 29, 2008, we have expended $44.5 million, excluding capitalized interest of $900,000 related to the project. We currently expect to start commissioning the new kiln system during the winter of fiscal year 2010.

Capital expenditure commitments related to normal replacement and technological upgrades of existing equipment and acquisitions to sustain our existing operations for fiscal year 2008 are currently estimated at approximately $75 million.

We expect cash and cash equivalents, the proceeds from our new senior term loan, cash from operations, available borrowings under our senior revolving credit facility and available distributions from our investments in life insurance contracts to be sufficient to provide funds for capital expenditure commitments, scheduled debt payments, working capital needs and other general corporate purposes for at least the next year.

Cash Flows

Net cash provided by operating activities for the nine-month period ended February 29, 2008 was $76.3 million compared to $125.8 million for the prior year period. The decrease resulted primarily from lower net income and changes in working capital items.

Net cash used by investing activities for the nine-month period ended February 29, 2008 was $149.4 million compared to $190.4 million for the prior year period. Capital expenditures incurred in connection with the expansion and modernization of our Oro Grande, California cement plant were $154.4 million, down $15.8 million from the prior year period. Capital expenditures incurred in connection with the expansion of our Hunter, Texas cement plant were $38.8 million, up $34.0 million from the prior year period. Capital expenditures for normal replacement and technological upgrades of existing equipment and acquisitions to sustain our existing operations were $48.5 million, down $12.9 million from the prior year period. During the nine-month period ended February 29, 2008 we received distributions from our investments in life insurance contracts totaling $92.6 million. In the prior year period, we decreased our investment in auction rate securities $50.5 million.

Net cash provided by financing activities for the nine-month period ended February 29, 2008 was $67.6 million compared to $900,000 for the prior year period. The increase resulted primarily from borrowings under our senior revolving credit facility.

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

PART II. OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities. We did not purchase any of our Common Stock on the open market during the three-month period ended February 29, 2008. However, we repurchased shares of our Common Stock in connection with so-called “stock swap exercises” of employee stock options in which shares are surrendered or deemed surrendered to us to pay the exercise price or to satisfy tax withholding obligations. The following table presents information with respect to such repurchases.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

December 1, 2007 – December 31, 2007	--	$--	N/A	N/A
January 1, 2008 - January 31, 2008	46,162	52.31	N/A	N/A
February 1, 2008 – February 29, 2008	--	--	N/A	N/A

Total	46,162	$52.31	N/A	N/A

Item 6. Exhibits

The following exhibits are included herein:

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K dated August 28, 1996, File No. 001-04887)

3.2	By-laws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated April 13, 2005, File No. 001-04887)

3.3	Amended and Restated Certificate of Designations of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 1, 2006)

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

10.6	Employment Agreement of Mel G. Brekhus (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 22, 2007)

10.7	Texas Industries, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 as filed May 19, 1994, File No. 033-53715)

10.8	Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.9	Form of Stock Option Agreement under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 25, 2006)

10.10	Form of Non-Employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated April 19, 2006)

10.11	TXI Annual Incentive Plans-Fiscal Year 2008 (incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K filed on July 13, 2007)

10.12	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2009 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on July 25, 2006)

10.13

TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2008, as amended (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on July 25, 2006)

10.14	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2010 (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on July 13, 2007)

10.15	Master Performance-Based Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement filed on August 25, 2006)

10.16	Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on August 12, 2005, File No. 001-04887)

10.17

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

10.19

SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan between Texas Industries, Inc. and Mel G. Brekhus, dated June 1, 2004 (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on July 25, 2006)

10.20

Amendment No. 1 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, by and between Texas Industries, Inc. and Mel G. Brekhus dated April 24, 2006 (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K filed on July 25, 2006)

10.21

Contract, dated September 27, 2005, between Riverside Cement Company and Oro Grande Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated September 27, 2005, noting that portions of the exhibit were omitted pursuant to a request for confidential treatment)

10.22	Deferred Compensation Plan for Directors of Texas Industries, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 18, 2006)

10.23	Form of 2005 Executive Financial Security Plan (Annuity Formula) (incorporated by reference to Exhibit 10.25 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.24	Form of 2005 Executive Financial Security Plan (Lump Sum Formula) (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.25	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated April 19, 2006)

10.26

Amendment No. 2 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, between Texas Industries, Inc. and Mel G. Brekhus dated July 11, 2007 (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed on July 13, 2007)

10.27

Contract, signed September 21, 2007, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed on September 27, 2007, noting that portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.28

First Amendment to First Amended and Restated Credit Agreement dated as of January 28, 2008 among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and lender and other lenders (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 28, 2008)

10.29

Second Amendment to First Amended and Restated Credit Agreement dated as of March 20, 2008 among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and lender and other lenders (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated March 20, 2008)

10.30

Term Credit Agreement dated as of March 20, 2008 among the Company, Bank of America, N.A., as Administrative Agent and lender, Wachovia Bank, National Association, as Syndication Agent and lender, Wells Fargo Bank, National Association, as Documentation Agent and lender and other lenders (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated March 20, 2008)

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

TEXAS INDUSTRIES, INC.

March 27, 2008	/s/ Richard M. Fowler
Richard M. Fowler Executive Vice President - Finance and Chief Financial Officer (Principal Financial Officer)

March 27, 2008	/s/ James R. McCraw
James R. McCraw Vice President – Accounting and Risk Management (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K dated August 28, 1996, File No. 001-04887)

3.2	By-laws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated April 13, 2005, File No. 001-04887)

3.3	Amended and Restated Certificate of Designations of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 1, 2006)

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

10.5

Tax Sharing and Indemnification Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887) )

10.6	Employment Agreement of Mel G. Brekhus (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 22, 2007)

Index to Exhibits-(Continued)

Exhibit Number

10.7	Texas Industries, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 as filed May 19, 1994, File No. 033-53715)

10.8	Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.9	Form of Stock Option Agreement under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 25, 2006)

10.10	Form of Non-Employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated April 19, 2006)

10.11	TXI Annual Incentive Plans-Fiscal Year 2008 (incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K filed on July 13, 2007)

10.12	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2009 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on July 25, 2006)

10.13

TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2008, as amended (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on July 25, 2006)

10.14	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2010 (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on July 13, 2007)

10.15	Master Performance-Based Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement filed on August 25, 2006)

10.16	Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on August 12, 2005, File No. 001-04887)

10.17

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

10.19

SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan between Texas Industries, Inc. and Mel G. Brekhus, dated June 1, 2004 (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on July 25, 2006)

10.20

Amendment No. 1 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, by and between Texas Industries, Inc. and Mel G. Brekhus dated April 24, 2006 (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K filed on July 25, 2006)

10.21

Contract, dated September 27, 2005, between Riverside Cement Company and Oro Grande Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated September 27, 2005, noting that portions of the exhibit were omitted pursuant to a request for confidential treatment)

10.22	Deferred Compensation Plan for Directors of Texas Industries, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 18, 2006)

Index to Exhibits-(Continued)

Exhibit Number

10.23	Form of 2005 Executive Financial Security Plan (Annuity Formula) (incorporated by reference to Exhibit 10.25 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.24	Form of 2005 Executive Financial Security Plan (Lump Sum Formula) (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.25	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated April 19, 2006)

10.26

Amendment No. 2 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, between Texas Industries, Inc. and Mel G. Brekhus dated July 11, 2007 (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed on July 13, 2007)

10.27

Contract, signed September 21, 2007, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed on September 27, 2007, noting that portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.28

First Amendment to First Amended and Restated Credit Agreement dated as of January 28, 2008 among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and lender and other lenders (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 28, 2008)

10.29

Second Amendment to First Amended and Restated Credit Agreement dated as of March 20, 2008 among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and lender and other lenders (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated March 20, 2008)

10.30

Term Credit Agreement dated as of March 20, 2008 among the Company, Bank of America, N.A., as Administrative Agent and lender, Wachovia Bank, National Association, as Syndication Agent and lender, Wells Fargo Bank, National Association, as Documentation Agent and lender and other lenders (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated March 20, 2008)

12.1	Computation of Ratios of Earnings to Fixed Charges

15.1	Letter re: Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer