Form 10-K
period 2008-05-31
TEXAS INDUSTRIES INC
filed 2008-07-11
CIK 97472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-4887

TEXAS INDUSTRIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	75-0832210
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1341 West Mockingbird Lane, Suite 700W, Dallas, Texas	75247-6913 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (972) 647-6700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $1.00	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock, $1.00 par value, held by non-affiliates computed by reference to the price at which the common stock was last sold on the New York Stock Exchange as of November 30, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1,865,235,162.

As of June 30, 2008, 27,495,672 shares of the Registrant’s common stock, $1.00 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the annual meeting of shareholders to be held October 21, 2008, are incorporated by reference into Part III.

SIGNATURES

PART I

ITEM 1.	BUSINESS

General

We are a leading supplier of heavy construction materials in the United States through our three business segments: cement, aggregates and consumer products. Our cement segment produces gray portland cement and specialty cements. Our cement production and distribution facilities are concentrated primarily in Texas and California, the two largest cement markets in the United States. Based on production capacity, we are the largest producer of cement in Texas with a 30% share in that state. Our aggregates segment produces natural aggregates, including sand, gravel and crushed limestone, and specialty lightweight aggregates. Our consumer products segment produces primarily ready-mix concrete and, to a lesser extent, packaged products. We are a major supplier of natural aggregates and ready-mix concrete in Texas and northern Louisiana and, to a lesser extent, in Oklahoma and Arkansas. For financial information about our business segments, see note entitled “Business Segments” in the Notes to Consolidated Financial Statements in Item 8 of this Report.

As of May 31, 2008, we operated 85 manufacturing facilities in six states. In fiscal year 2008, our business had net sales of $1.0 billion, of which 40.4% was generated by our cement segment, 24.1% by our aggregates segment, and 35.5% by our consumer products segment. During the year, we shipped 5.0 million tons of finished cement, 21.9 million tons of natural aggregates, 1.6 million cubic yards of lightweight aggregates and 3.8 million cubic yards of ready-mix concrete.

Our revenue is derived from multiple end-use markets, including the public works, residential, commercial, retail, industrial and institutional construction sectors, as well as the energy industry. Our diversified mix of products provides access to this broad range of end-user markets and helps mitigate the exposure to cyclical downturns in any one product or end-user market. No one customer accounted for more than 10% of our total net sales in fiscal year 2008.

In May 2008 we completed our expanded and modernized Oro Grande, California cement plant at a total project cost of approximately $427 million, excluding capitalized interest related to the project. The plant is an advanced dry process facility designed to efficiently produce approximately 2.3 million tons of cement annually. We have retired the 1.3 million tons of existing, but less efficient, production capacity. As a result of the increase in capacity, we expect to become the second largest producer of cement in southern California.

In October 2007 we commenced construction on a project to expand our Hunter, Texas cement plant. We plan to expand the Hunter plant by approximately 1.4 million tons of advanced dry process annual cement production capacity. The 900,000 tons of existing production will remain in operation. When completed, the Hunter plant will be a modern, low cost facility, similar to our Midlothian and Oro Grande dry process facilities, and we will be well positioned to cost-effectively supply the southern and central Texas market. We currently expect to begin the startup and commissioning process in the winter of fiscal year 2010. The projected cost of the plant expansion is approximately $325 million to $350 million, excluding capitalized interest related to the project.

We expect our capital expenditures in fiscal year 2009 to be approximately $300 million to $325 million, which includes those related to our Hunter cement plant expansion.

Discontinued Operations—Spin-off of Steel Subsidiary

On July 29, 2005, we spun off 100% of Chaparral Steel Company, our steel manufacturing subsidiary, to our stockholders in a pro-rata, tax-free dividend of one share of Chaparral common stock for each share of our common stock. In connection with the spin-off, we issued $250 million principal amount of our 7.25% senior unsecured notes due 2013, entered into a new $200 million senior secured revolving credit facility, terminated our then existing senior credit facility and purchased for cash all of our then outstanding $600 million principal amount of 10.25% senior notes due 2011. See note entitled “Discontinued Operations” in the Notes to Consolidated Financial Statements in Item 8 of this Report.

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

Our Competitive Strengths and Strategies

We believe the following competitive strengths and strategies are key to our ability to grow and compete successfully:

Leading Market Positions.    We strive to be a major supplier in markets that have attractive characteristics, such as large market size, above average long-term projected population growth, strong economic activity and a year-round building season. We are the largest producer of cement in Texas (with a 30% share of total production capacity in that state). Now that we have completed our Oro Grande cement plant expansion, we expect to become the second largest producer of cement in southern California. We believe we are also the largest supplier of expanded shale and clay specialty aggregate products west of the Mississippi River, the second largest supplier of stone, sand and gravel natural aggregate products in North Texas, one of the largest suppliers of ready-mix concrete in North Texas and one of the largest suppliers of sand and gravel aggregate products and ready-mix concrete in northern Louisiana. We believe our leadership in these markets enhances our competitive position.

Low Cost Supplier.    We strive to be a low cost supplier in our markets. We believe we have some of the lowest operating costs in the cement and aggregate industries. We focus on optimizing the use of our equipment, enhancing our productivity and exploring new technologies to further improve our unit cost of production at each of our facilities. Our low operating costs are primarily a result of our efficient plant designs, high productivity rate and innovative manufacturing processes.

Strategic Locations and Markets.    The strategic locations of our facilities near our customer base and sources of raw materials allow us to access the largest cement consuming markets in the United States. Our cement manufacturing facilities are located in California and Texas, the two largest U.S. cement markets. During calendar year 2007, California and Texas accounted for approximately 14.0 million and 16.6 million tons, respectively, of cement consumption or approximately 11% and 13%, respectively, of total U.S. cement consumption. California and Texas have also been the largest beneficiaries of federal transportation funding during the last several years. Funds distributed under multi-year federal highway legislation historically have comprised a majority of California and Texas’ public works spending.

Diversified Product Mix and Broad Range of End-User Markets.    Our revenue streams are derived from multiple end-user markets, including the public works, residential, commercial, retail, industrial and institutional construction sectors, as well as the energy industry. Accordingly, we have a broad and diverse customer base. Our diversified mix of products provides access to this broad range of end-user markets and helps mitigate the exposure to cyclical downturns in any one product or end-user market. No one customer accounted for more than 10% of our net sales in fiscal year 2008.

Long-Standing Customer Relationships.    We have established a solid base of long-standing customer relationships. For example, our ten largest customers during fiscal year 2008 have done business with us for an average of over 12 years. We strive to achieve customer loyalty by delivering superior customer service and maintaining an experienced sales force with in-depth market knowledge. We believe our long-standing relationships and our leading market positions help to provide additional stability to our operating performance and make us a preferred supplier.

Experienced Management Team.    Mel Brekhus, our chief executive officer, Ken Allen, who will become our chief financial officer on August 1, 2008, and the vice presidents responsible for the cement, aggregates and consumer products segments have an average of 26 years of industry experience. Our management team has led our company through several industry cycles and has demonstrated the ability to successfully complete and operate major expansion projects.

Products

Cement Segment

Our cement segment produces gray portland cement as its principal product. We also produce specialty cements such as masonry and oil well cements.

Our cement production facilities are located at three sites in Texas and California: Midlothian, Texas, south of Dallas/ Fort Worth, the largest cement plant in Texas; Hunter, Texas, south of Austin; and Oro Grande, California, near Los Angeles. The limestone reserves used as the primary raw material are located on property we own adjacent to each of the plants. We have idled the white cement production facility at our Crestmore, California plant, but this facility continues to produce cement from clinker manufactured at our Oro Grande plant and to operate a packaging plant. Information regarding each of our cement production facilities is as follows:

Plant	Rated Annual Productive Capacity— Tons of Clinker	Manufacturing Process	Service Date	Internally Estimated Minimum Reserves—Years
Midlothian, TX	2,200,000	Dry	2001	47
	600,000	Wet	1960
Hunter, TX	850,000	Dry	1979	100
Oro Grande, CA	2,100,000	Dry	2008	48

Total	5,750,000

We use, under license, the patented CemStar SM process in both of our Texas facilities and our Oro Grande, California facility to increase combined annual production of cement clinker by up to 6%. The CemStarSM process adds “slag”, a co-product of steel-making, into a cement kiln along with the regular raw material feed. The slag serves to increase the production of clinker with little additional cost. We originally developed and patented the CemStarSM process. We have sold the U.S. and Canadian patents to a third party, retaining a license to use the process. We continue to receive royalty payments from our original licensees, and have retained our right to license users under other foreign CemStarSM patents.

The primary fuel source for all of our facilities is coal; however, we currently displace approximately 13% of our coal needs at our Midlothian plant and approximately 1% of our coal needs at our Hunter plant by utilizing alternative fuels such as waste-derived fuels and tires. Our facilities also consume large amounts of electricity. We believe that adequate supplies of both fuel and electricity are generally available.

We produced approximately 4.9 million tons of finished cement in fiscal year 2008. Total shipments of finished cement were approximately 5.0 million tons in fiscal year 2008, of which 4.1 million tons in fiscal year 2008 were shipped to outside trade customers. The difference between production and shipments of cement is cement we purchased from third parties. At May 31, 2008, our backlog was approximately 778,000 tons, approximately 278,500 tons of which we do not expect to fill in fiscal year 2009. At May 31, 2007, our backlog was approximately 744,000 tons.

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

Aggregates Segment

Natural Aggregates.    Our natural aggregate operations, which produce sand, gravel and crushed limestone, are conducted from facilities primarily serving the Dallas/Fort Worth, Austin and Houston areas in Texas; the southern Oklahoma area; and the Alexandria and Monroe areas in Louisiana. The following table summarizes certain information about our natural aggregate production facilities.

Type of Facility and General Location	Number of Plants	Rated Annual Productive Capacity	Internally Estimated Minimum Reserves—Years
Crushed Limestone:
North Central Texas	1	9.0 million tons	30
Oklahoma	1	6.0 million tons	90
Sand & Gravel:
North Central Texas	4	4.3 million tons	10
Central Texas	3	3.3 million tons	3
Louisiana (1)	4	1.5 million tons	3

(1)	Excludes 5 sand and gravel plants with rated annual productive capacity of 4.3 million tons and estimated minimum reserves of 10 years in the New Orleans and Baton Rouge areas of Louisiana, which we sold on May 30, 2008.

Reserves identified with the facilities shown above and additional reserves available to support future plant sites are contained on approximately 28,000 acres of land, of which we own approximately 18,800 acres and lease the remainder. The plants operated at 78% of rated annual productive capacity for fiscal year 2008. Natural aggregate sales for the year totaled 21.9 million tons, of which approximately 17.2 million tons were shipped to outside trade customers. At May 31, 2008, the backlog was approximately 757,000 tons, approximately 257,000 tons of which we do not expect to fill in fiscal year 2009. At May 31, 2007, our backlog was approximately 1.5 million tons.

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

Products are distributed to trade customers principally by contract or customer-owned haulers or through rail distribution facilities. To enhance our efficiency and competitiveness, particularly in sales of crushed stone, we strive to establish direct rail links between production facilities and our key markets, reducing the cost of transportation. We have installed rail loops at our crushed stone plants and rail terminals close to major markets, which allow rapid loading and unloading of product. In local areas surrounding our rail terminals, we believe we have a transportation cost advantage over some competing suppliers who rely to a greater extent on truck transportation.

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

The table does not include our former south Texas expanded shale and clay plant located near Houston. At the end of fiscal year 2006, we sold the land associated with the plant to a real estate developer. The plant ceased production in May 2007. During fiscal year 2008 we dismantled the plant, and we completed shipping the remaining product inventory. We are now serving that market from our plant in north central Texas.

The expanded shale and clay plants operated at 85% of rated annual productive capacity for fiscal year 2008. Lightweight aggregate sales for the year totaled approximately 1.6 million cubic yards, of which approximately 1.5 million cubic yards were shipped to outside trade customers.

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

Location	Number of Plants	Number of Trucks
Texas	44	410
Louisiana	13	89
Arkansas	1	2

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

Other Products.    We manufacture and market packaged concrete mix, mortar, sand and related products from plant or distribution sites we own in the Dallas/Fort Worth, Austin and Houston areas in Texas. We have recently started marketing our Maximizer packaged concrete mix in southern California. The products are marketed by our sales force in each of these locations, and are delivered primarily by contract haulers direct to retailers. Since the cost of delivery is significant to the overall cost of most of these products, the market area is generally restricted to within approximately 100 miles of the plant locations. These products are sold by the retailers to contractors, distributors and property owners.

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

Ready-mix concrete production requires relatively small amounts of capital to build a concrete batching plant and acquire delivery trucks. As a result, in each local market we face competition from numerous small producers of ready mix concrete as well as large vertically integrated companies with facilities in many markets. Large competitors in our ready-mix markets include US Concrete, Southern Star, Campbell Ready Mix, and Lattimore Materials.

Sand and gravel production by dredging, or crushed stone production from stone quarries, is moderately capital intensive with fewer and larger competitors. Our major competitors in the aggregates markets include Lehigh/Hanson Aggregates, Vulcan Materials, and Martin Marietta Materials.

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

Employees

At May 31, 2008, we had approximately 2,500 employees. Approximately 115 employees at our Oro Grande, California cement plant are covered by a collective bargaining agreement that expires in June 2012. Employees at our Crestmore cement plant in Riverside County, California voted in August 2005 to join the United Steel, Paper & Forestry, Rubber, Manufacturing, Energy, Allied Industrial & Service Workers Union, the same union that represents our Oro Grande plant employees. We are currently negotiating a collective bargaining agreement that will cover approximately 70 Crestmore employees. At this time we cannot predict when negotiations on this contract will be concluded.

We believe our relationship with our employees is good.

Legal Proceedings

The U. S. Environmental Protection Agency, or EPA, issued a Finding and Notice of Violation, or NOV, to Riverside Cement Company, one of our subsidiaries. In the NOV, the EPA alleged violations of permit conditions and several federal and state laws and regulations on certain dates between June 2002 and January 2005 involving the old cement kilns at Riverside’s Oro Grande, California plant. The alleged violations primarily include exceeding the temperature limit and nitrogen oxide emission limit for the cement kilns, exceeding visible emission limits, failing to perform all required visible emission observations, inadequately describing certain procedures in an equipment operating plan, and failing to perform certain baghouse inspections and measurements. Riverside has entered into a Consent Decree with the EPA in which it did not admit the alleged violations. Riverside agreed to pay a civil penalty of $394,000, start up its new cement kiln and shut down its old kilns and implement specified baghouse inspection measures.

In March 2008, the South Coast Air Quality Management District, or SCAQMD, informed Riverside that it believes that dust blowing from open stockpiles of gray clinker or other operations at Riverside’s Crestmore cement plant in Riverside, California caused the level of hexavalent chromium, or chrome 6, in the vicinity of the plant to be elevated above ambient air levels. Chrome 6 has been identified by the State of California as a carcinogen. The SCAQMD has issued four NOVs to Riverside alleging violations of its dust control regulations. Riverside immediately began taking steps, in addition to its normal dust control procedures, to reduce dust from plant operations and eliminate the use of open clinker stockpiles. Riverside has negotiated a settlement agreement with the SCAQMD in which Riverside agreed to eliminate the outdoor clinker stockpiles in accordance with certain conditions, to spend $400,000 for equipment and process improvements at the plant aimed at reducing dust emissions, to pay a civil penalty of $400,000 and to reimburse SCAQMD for $200,000 in monitoring costs.

The SCAQMD has placed an air monitoring station at the downwind property line closest to the open clinker stockpiles. Over the period of February 12 to June 23, 2008, the average level of chrome 6 reported by the SCAQMD at this station was 1.26 nanograms per cubic meter, or ng/m³. The average level of chrome 6 reported by the SCAQMD at other air monitoring stations in areas around the plant ranged from .10 to .59 ng/m³ for the same sampling period. In public presentations, the SCAQMD compared the level of exposure for various time periods at the air monitor on our property line with the following employee exposure standards established by regulatory agencies:

Occupational Safety and Health Administration	5,000 ng/m³
National Institute for Occupational Safety and Health	1,000 ng/m³
California Environmental Protection Agency	200 ng/m³

In public meetings conducted by the SCAQMD, it stated that the risk of long term exposure immediately adjacent to the plant is similar to living close to a busy freeway or rail yard, and it estimated an increased risk of 250 to 500 cancers per one million people, assuming continuous exposure for 70 years. Riverside has not determined how this particular risk number was calculated by SCAQMD. However, the Riverside Press Enterprise reported in a May 30, 2008 story that “John Morgan, a public health and epidemiology professor at Loma Linda University, said he looked at cancer cases reported from 1996 to 2005 in the … census [tract] nearest the [plant] and found no excess cases. That includes lung cancer, which is associated with exposure to hexavalent chromium.”

Nevertheless, in late April 2008 a lawsuit was filed in Riverside County Superior Court styled Virginia Shellman et al. v. Riverside Cement Holdings Company et al. The lawsuit purports to be a class action complaint for medical monitoring for a putative class defined as individuals who were allegedly exposed to hexavalent chromium emissions from the plant. The complaint alleges an increased risk of future illness due to the exposure to chrome 6 and other toxic chemicals. The suit requests, among other things, punitive and exemplary damages and establishment and funding of a medical testing and monitoring program for the class until their exposure to chrome 6 is no longer a threat to their health. We will defend vigorously against the Shellman suit but no discovery has occurred and we cannot predict what liability, if any, may arise from the complaint. We also cannot predict whether any other suits may be filed by individuals alleging damages due to injuries to their person or property caused by claimed exposure to chrome 6. At the date of this report we are not aware that any such lawsuits have been filed, but we cannot assure you that such suits will not be filed nor can we predict what liability, if any, could arise from any such suits.

On July 3, 2008 the California Attorney General and the Riverside County District Attorney filed a complaint styled The People of the State of California v. TXI Riverside, Inc., TXI California, Inc. and Riverside Cement Holdings Company. The complaint against the two general partners in Riverside Cement Company and a subsidiary of Riverside Cement Company alleges that the defendants failed to warn persons of exposure to chrome 6 under California’s Safe Drinking Water and Toxic Enforcement Act of 1986, which is known as Proposition 65. It further alleges that defendants have known since at least 2006 that the clinker at the Crestmore plant contains chrome 6, causing exposure to persons present in the surrounding area. The complaint also alleges that knowingly and intentionally exposing individuals to chrome 6 without first giving warning to them violates Proposition 65 and constitutes unfair competition within the meaning of the California Business and Professions Code. The complaint requests the award of civil penalties and injunctive relief. We will vigorously defend the suit but no discovery has occurred, and we cannot predict what liability, if any, could arise from the complaint.

We are defendants in other lawsuits that arose in the ordinary course of business. In our judgment the ultimate liability, if any, from such legal proceedings will not have a material effect on our consolidated financial position or results of operations.

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

Climate change is now an environmental issue confronting our industry. Many scientists believe that carbon dioxide, a product of combustion of fuel in cement kilns and a natural byproduct of the cement manufacturing process, is a greenhouse gas that contributes to global warming. Various states have banded together in three initiatives to develop regional strategies to address climate change. Seven western states and three Canadian provinces have formed the Western Climate Initiative, nine Midwestern states and one Canadian province have signed the Midwestern Greenhouse Gas Accord, and nine northeastern and mid-Atlantic states have joined the Regional Greenhouse Gas Initiative. These initiatives call for establishing goals for reduction of greenhouse gas emissions in the member states and designing market-based mechanisms to help achieve these reduction goals. Other states may join these initiatives. In 2006, California adopted the “California Global Warming Solutions Act of 2006”, which requires the California Air Resources Board (CARB) to achieve a 25% reduction in emissions of greenhouse gases from sources in California by 2020. A significant portion of our cement production capacity is in California, but CARB has not yet adopted regulations defining how the new law may apply to us. The U.S. Supreme Court decision in Massachusetts v. EPA relating to regulation of carbon dioxide emissions from automobiles has spurred the EPA to consider the broader issue of whether to regulate greenhouse gases emitted by industries such as the cement industry. Although no restrictions have yet been imposed under federal laws, a number of bills have been introduced in the current session of the U. S. Congress that would regulate the emission of greenhouse gases in various ways. We are unable to predict currently how the carbon dioxide produced in the cement manufacturing process will be regulated, or what the cost or effect on our business will be.

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

For additional information about the environmental, health and safety risks inherent in our operations, see “Legal Proceedings” above and Item 1A, Risk Factors, in this Report.

Intellectual Property

We own trademarks such as TXI® and Maximizer® and certain process patents. While we believe that none of our active trademarks or patents are essential to our business as a whole, brand recognition can play a role in sales of specialty products and packaged products. We believe our packaged product brands are perceived as premium quality in the local markets we serve, such as the Maximizer® brand of patented lightweight concrete in Texas and southern California.

Real Estate

We own significant amounts of land, acquired for our business purposes such as mining limestone, sand, gravel and clay. When mining is completed or land becomes surplus for other reasons, we sell it for development or, in some instances, develop it ourselves. We are involved in the sale of land in a high quality industrial and multi-use park that we developed in the metropolitan area of Dallas/Fort Worth, Texas.

Research and Development

We incurred no research and development cost for any of the past three fiscal years. All of our innovations are developed through the production process.

Executive Officers

Following is information as of June 30, 2008 about our executive officers:

Mel G. Brekhus, age 59, has been President and Chief Executive Officer since June 1, 2004. From 1998 through May 2004, he was Executive Vice President, Cement, Aggregate and Concrete. He joined us in 1989 as Vice President, Cement Production and within a short period became Vice President, Cement. His career in the cement industry began in 1972 when he joined Lehigh Portland Cement Company (1972-1983). While at Lehigh, he held various positions throughout the United States as Chemist, Production Manager and Plant Manager. He was Technical Manager and Plant Manager for Missouri Portland Cement Company (1984-1989) in their Midwest operations. His professional affiliations include the Portland Cement Association, where he is Past Chairman and presently a Director.

Richard M. Fowler, age 65, has been Executive Vice President-Finance and Chief Financial Officer since July 2000. Mr. Fowler has announced his intention to retire on August 1, 2008. He was Vice President-Controller (1972-1984), Vice President Finance-Steel (1985-1987) and Vice President Finance-TXI (1987-2000). As a Certified Public Accountant (CPA), he maintains membership in both the Texas Society and the American Institute of CPAs, is a member of the Financial Executive Institute and serves on the Advisory Board of FM Global and the Board of Directors of Dee Brown, Inc.

Kenneth R. Allen, age 50, is currently Vice President and Treasurer. Mr. Allen will become Vice President, Finance and Chief Financial Officer upon the retirement of Mr. Fowler on August 1, 2008. Until that date

Mr. Allen will continue in his current position. Mr. Allen joined us in 1985 and became Treasurer in 1991 and a Vice President in 1999. Mr. Allen is a director of The Empire District Electric Company.

Frederick G. Anderson, age 57, has been Vice President, General Counsel and Secretary since November 2004. He has been a practicing attorney for 28 years. From March 2003 until November 2004 he engaged in the private practice of law, including as of counsel to Davis Munck P.C., a Dallas, Texas based law firm. From August 1997 through March 2003, he was Senior Vice President, General Counsel and Secretary of WebLink Wireless, Inc., a wireless telecommunications company. Mr. Anderson maintains membership in the State Bar of Texas and Dallas Bar Association. He is Chairman of the Legal Counsels Committee of the Portland Cement Association.

Barry M. Bone, age 50, has been Vice President-Real Estate since 1995 and President of Brookhollow Corporation, our real estate subsidiary, since 1991. He joined us in 1982 and has served in various real estate positions since then.

J. Lynn Davis, age 59, has been Vice President-Cement since August 2002. From 1996 until August 2002 he was Vice President-Cement Production. He joined us in 1971 and has served in various positions in our cement, aggregates and concrete operations since then.

William J. Durbin, age 63, has been Vice President-Human Resources since March 2000. From 1996 to 2000, he served as Vice President-Human Resources and Administration of USI Bath & Plumbing Products, and Vice President-Human Resources of Zurn Industries. Mr. Durbin is president of the Cement Employers Association.

Stephen D. Mayfield, age 48, has been Vice President-Aggregates since September 2000. He joined us in 1984 and has held various positions in our cement, aggregates and concrete operations since then. He is a director and a member of the executive committee of the National Stone, Sand and Gravel Association and a director of the Texas Aggregate and Concrete Association.

Ronnie Pruitt, age 37, has been Vice President-Cement & Aggregates Marketing and Sales since August 2002. He joined us in 1995 and has held various positions in our cement, aggregates and concrete operations since then, including Sales Manager for North Texas and General Sales Manager for the Central Region.

James B. Rogers, age 41, has been Vice President-Consumer Products since August 2002. He joined us in 1996 and has held various positions in our cement, aggregates and concrete operations since then, including General Manager-Consumer Products from November 2000 until August 2002. He is a director of the National Ready-Mix Concrete Association and a former director of the Texas Aggregates and Concrete Association. Mr. Rogers is the son of Robert D. Rogers, our Chairman of the Board.

Executive officers are elected annually by the board of directors and serve at the pleasure of the board.

Available Information

Our company was incorporated in Delaware in 1951. Our internet address is www.txi.com. We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. You may read and copy any reports, statements and other information filed by us at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call (800) SEC-0330 for further information on the Public Reference Room. The SEC maintains an internet web site that contains our reports, proxy and information statements and other information about us that is filed electronically with the SEC, which may be accessed at http://www.sec.gov.

We make available, free of charge, through our investor relations website at http://investorrelations.txi.com/our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with the SEC. Our annual report to shareholders and Code of Ethics for the CEO and Senior Financial Officers are also available at this website. We intend to disclose amendments and waivers of such Code of Ethics on this website.

ITEM 1A.	RISK FACTORS

In addition to the risks discussed elsewhere in this annual report, you should carefully consider the risks described below before making an investment decision. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations. If any such risks materialize, our business and results of operations could be materially and adversely affected, which in turn could materially and adversely affect our cash flow and financial condition. In such an instance, the trading price of our securities could decline, and you might lose all or part of your investment.

Our construction project to expand our Hunter, Texas cement plant or future capital expenditures for expansion of our business may not strengthen our competitive position.

In order to strengthen our competitive position, in recent years we have made significant capital expenditures to expand our facilities. In October 2007 we commenced a project to expand our cement plant in Hunter, Texas. We are constructing approximately 1.4 million tons of advanced dry process annual cement production capacity. The 900,000 tons of existing production will remain in operation. We expect to begin the startup and commissioning process in the winter of fiscal year 2010. The projected cost of the plant expansion is between $325 million and $350 million, excluding capitalized interest related to the project.

We could experience construction delays or cost overruns for many reasons, including inclement weather, unavailability of materials or equipment, unanticipated site conditions and unanticipated problems during construction, startup and commissioning. We have all material environmental authorizations necessary for the construction of the plant. As we finalize the construction plans during the course of construction, we expect that amendments to our existing permits will be required to accommodate any changes we make to the original construction plans. Failure to timely receive any such permits, or permit amendments, could delay construction and startup. Our construction costs would also increase if we incur unanticipated costs to comply with any permit requirements that may be imposed as conditions to obtaining such permits or amendments. We cannot assure you that market conditions will be favorable, that the actual cost of the plant expansion will not exceed our cost projections or that additional financing, if required, will be available on acceptable terms. We cannot assure you that the new plant, when completed, will operate in accordance with its design specifications. If it does not, we could incur additional costs or production delays while problems are corrected. As we do not have control over the cost or the outcome of these factors, we cannot assure you that the planned expansion will occur on schedule, within budget or at all.

As a result of these or other unanticipated factors, the Hunter project or any other future expansionary capital expenditures may not improve our competitive position and business prospects as anticipated. If certain of the events described above occur, it could materially and adversely affect our results of operations.

Our business is sensitive to economic cycles within the public, residential and non-residential construction segments as well as seasonality and inclement weather conditions. Some of our competitors may cope better with adverse economic and market conditions than we would.

The cement, aggregate and concrete markets are generally regional because transportation costs are high relative to the value of the product. Demand for our products is derived primarily from public (infrastructure), residential and non-residential construction activity in our specific regional markets. Construction activity in each of these markets is cyclical and is influenced by prevailing economic conditions in these markets, including availability of public funds, interest rate levels, inflation, consumer spending habits and employment. These factors may fluctuate more widely in regional markets than in the United States as a whole. As a result, even though we sell in more than one region, our operating results are subject to significant fluctuation. Any significant decline in the level of general construction activity in our markets could negatively affect our operating results. Because we sell most of our cement in Texas and southern California, and because cement sales contribute more to our profitability than any other product line, a significant decline in cement demand or prices in Texas or southern California could negatively impact our profitability.

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

The level of residential and non-residential construction and of cement demand has declined significantly in California since its historic high in 2005. Residential construction has declined to a lesser degree in Texas, but through fiscal year 2008 it has not had a significant impact on total cement demand. A sustained period of declining construction activity in our markets could materially and adversely affect our operating results.

Some of our competitors are larger and have greater financial resources or have less financial leverage than we do. As a result, these competitors may cope better with any downward pricing pressure and adverse economic or market conditions than we would.

The availability and pricing of energy could materially and adversely affect our results of operations.

We are dependent upon energy sources, including electricity and fossil fuels. Prices for energy are subject to market forces largely beyond our control. We have generally not entered into any long-term contracts to satisfy our fuel and electricity needs, with the exception of coal which we purchase from specific mines pursuant to contracts that expire on December 31, 2008 and May 31, 2009. We expect to enter into new long term coal contracts that will significantly increase the price of coal, but there can be no assurance that we will be able to successfully negotiate new contracts on terms that are acceptable to us. Despite any long-term coal contracts we may enter into, we expect our coal supplies could be interrupted in the event of rail service disruptions or mine failures. If we are unable to meet our requirements for fuel and electricity, we may experience interruptions in our production.

In the last year we have experienced significant increases in our energy costs. Further price increases that we are unable to pass through in price increases for our products, or disruption of the uninterrupted supply of fuel and electricity, could adversely affect our results of operations.

We may incur substantial expenditures to comply with environmental, health and safety laws. The enforcement of such laws may result in liability for civil or criminal fines or penalties or curtailment or suspension of our operations. We may become liable for environmental injury to persons or property.

We are subject to various federal, state and local environmental, health and safety laws, regulations and permits as described more fully under the caption “Environmental Matters” in Item 1, Business. The U.S. Environmental Protection Agency, the Occupational Safety and Health Administration, the Mining Safety and Health Administration and various state agencies are charged with enforcing these laws, regulations and permits. These agencies can impose substantial civil and criminal fines and penalties, as well as curtail or suspend our operations, for violations and non-compliance. Moreover, private parties may bring actions against us for injuries to persons and damages to property allegedly caused by our operations. We intend to comply with these laws, regulations and permits. However, from time to time we receive claims from federal and state regulatory agencies asserting that we are or may be in violation of certain of these laws, regulations and permits, or from private parties alleging that our operations have injured them or their property. See “Legal Proceedings” in Item 1, Business, for a description of certain claims. If violations of law, injury to persons, damage to property or contamination of the environment has been or is caused by the conduct of our business or hazardous substances or wastes used, generated or disposed of by us, we may be liable for such violations, injuries and damages and be required to pay the cost of investigation and remediation of such contamination. The amount of such liability could materially and adversely affect our results of operations.

Changes in federal or state laws, regulations or permits or discovery of currently unknown conditions could increase our cost of compliance, require additional capital expenditures, interrupt production or hinder our ability to expand or build new production facilities. For example, California has adopted the “California Global Warming Solutions Act of 2006”, which will result in the regulation of the emission of carbon dioxide, a natural by-product of the cement manufacturing process. The California Air Resources Board has not yet adopted regulations defining how the new law may apply to us. Also, a recent U.S. Supreme Court decision or any of a number of bills that have been introduced in the current session of the U. S. Congress may result in the federal regulation of the emission of greenhouse gases. We cannot yet predict the nature of this regulation, but any laws or regulations that impose limits on our carbon dioxide emissions, the raw materials or fuel we use or our production volumes, or that impose carbon taxes, could have a significant impact on the cement manufacturing industry and a material adverse effect on our results of operations.

Future litigation could affect our profitability.

The nature of our business exposes us to various litigation matters including product liability claims, employment matters, environmental matters, regulatory and administrative proceedings, governmental investigations, tort claims and contract disputes. See “Legal Proceedings” in Item 1, Business, for a description of certain legal proceedings. We contest these matters vigorously and make insurance claims where appropriate. However, litigation is inherently costly and unpredictable, making it difficult to accurately estimate the outcome of existing or future litigation. Although we make accruals as we believe warranted and in accordance with generally accepted accounting principles, the amounts that we accrue could vary significantly from any amounts we actually pay due to the inherent uncertainties and shortcomings in the estimation process. Future litigation costs, settlements or judgments could materially and adversely affect our results of operations.

Unexpected equipment failures, catastrophic events and scheduled maintenance may lead to production curtailments or shutdowns.

Due to the high fixed cost nature of our business, interruptions in our production capabilities may cause our productivity and results of operations to decline significantly during the affected period. Our manufacturing processes are dependent upon critical pieces of equipment, such as our kilns and finishing mills. This equipment, on occasion, may be out of service as a result of unanticipated failures or damage during accidents. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. In addition, our operations in California are susceptible to damage from earthquakes, for which we maintain only a limited amount of earthquake insurance and, therefore, we are not fully insured against earthquake risk. We also have one to two-week scheduled outages once a year to refurbish our cement production facilities. Any significant interruption in production capability may require us to make significant capital expenditures to remedy problems or damage as well as cause us to lose revenue due to lost production time, which could have a material adverse effect on our results of operations.

We rely heavily on third-party truck and rail transportation, which is subject to delays and rate fluctuations.

We rely heavily on third-party truck and rail transportation to ship our products to customers and coal, our primary fuel, to our plants. Rail and trucking operations are subject to capacity constraints, high fuel costs and various hazards, including extreme weather conditions and slowdowns due to labor strikes and other work stoppages. If there are material changes in the availability or cost of rail or trucking services, we may not be able to arrange alternative and timely means to ship our products at a reasonable cost, which could lead to interruptions or slowdowns in our businesses or increases in our costs, either of which could materially and adversely affect our results of operations.

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

Additionally, fluctuations in the value of the dollar can be expected to affect our business. A strong U.S. dollar makes imported cement less expensive, resulting in more imports into the United States by foreign competitors, while a weak U.S. dollar has the opposite effect. If the dollar strengthens appreciably against other world currencies, it will encourage additional imports of cement, which could negatively affect our results of operations.

The financing agreements governing our debt contain various covenants that limit our discretion in the operation of our business and could lead to acceleration of debt.

Our financing agreements impose operating and financial restrictions on our activities. These agreements require us to comply with or maintain certain financial tests and ratios, including a leverage ratio and an interest coverage ratio. Restrictions contained in these financing agreements also limit or prohibit our ability and certain of our subsidiaries ability to, among other things:

•	pay dividends to our stockholders;

•	make certain investments and capital expenditures;

•	incur additional debt or sell preferred stock;

•	create liens;

•	restrict dividend payments or other payments from subsidiaries to us;

•	engage in consolidations and mergers or sell or transfer assets;

•	engage in transactions with our affiliates; and

•	sell stock in our subsidiaries.

Various risks and events beyond our control could affect our ability to comply with these covenants and maintain financial tests and ratios. If we cannot comply with the financial covenants in our senior credit facilities, we may not be able to borrow under our revolving credit facility. In addition, failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements. In addition, lenders may be able to terminate any commitments they made to supply us with further funds. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by our financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. We cannot assure you that we will be able to obtain waivers or amendments of our financing agreements, if necessary, on acceptable terms or at all.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The information required by this item is included in Item 1 of this Report.

ITEM 3.	LEGAL PROCEEDINGS

The information required by this item is included in “Legal Proceedings” in Item 1 of this annual report and in the note entitled “Legal Proceedings and Contingent Liabilities” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Shareholder Information

Shares of our common stock, $1 par value, are traded on the New York Stock Exchange (ticker symbol TXI). As of June 30, 2008 there were 1,798 shareholder accounts of record. Restrictions on the payment of dividends are described in the note entitled “Long-term Debt” in the Notes to Consolidated Financial Statements in Item 8 of this Report. The following table sets forth for each of the fiscal quarterly periods indicated the high and low prices per share for our common stock as reported on the New York Stock Exchange and dividends paid per share.

Per share	Aug.	Nov.	Feb.	May
2008
Stock prices: High	$93.80	$81.88	$76.62	$80.35
Low	67.11	64.38	45.38	49.01
Dividends paid	.075	.075	.075	.075
2007
Stock prices: High	$54.90	$68.80	$81.53	$88.22
Low	43.39	46.52	62.81	71.02
Dividends paid	.075	.075	.075	.075

Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of May 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)(2)	1,471,257	$38.91	1,630,480
Equity compensation plans not approved by security holders(3)	7,012	—	—

Total	1,478,269	$38.72	1,630,480

(1)	Our equity compensation plans are described in the note entitled “Stock–based Compensation Plans” in the Notes to Consolidated Financial Statements in Item 8 of this Report.

(2)	Includes 6,426 shares of Common Stock issuable under stock awards assumed under our 2004 Omnibus Equity Compensation Plan in which certain employees were granted stock awards at no cost. Subject to continued employment, the 11 remaining participants are to be issued shares in five-year installments until age 60. The original program was discontinued in 1990.

(3)	Represents common stock issuable under deferred compensation agreements in which directors elected to defer annual and meeting fees. Compensation so deferred is denominated in shares of our common stock determined by reference to the average market price as specified by the terms of the individual agreement. Dividends are credited to the account denominated in shares of our common stock at a value equal to the fair market value of the stock on the date of payment of such dividend.

All shares of common stock issuable under our compensation plans are subject to adjustment to reflect any increase or decrease in the number of shares outstanding as a result of stock splits, combination of shares, recapitalizations, mergers or consolidations.

Recent Sales of Unregistered Securities

We did not sell unregistered equity securities during fiscal year 2008 that were not reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We are restricted by our loan covenants from purchasing our Common Stock on the open market. However, in connection with so-called “stock swap exercises” of employee stock options, shares are surrendered or deemed surrendered to the Company to pay the exercise price or to satisfy tax withholding obligations. The following table presents information with respect to such transactions which occurred during the three-month period ended May 31, 2008.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2008—March 31, 2008	—	$—	—	—
April 1, 2008—April 30, 2008	6,025	76.99	—	—
May 1, 2008—May 31, 2008	739	75.27	—	—

Total	6,764	$76.80	—	—

ITEM 6.	SELECTED FINANCIAL DATA

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	2008	2007	2006	2005	2004
	$ In thousands except per share
FOR THE YEAR
Net sales	$1,028,854	$996,250	$943,922	$834,803	$767,179
Earnings
Income (loss) from continuing operations	87,414	100,907	(589)	45,444	42,277
Income (loss) from discontinued operations	—	—	8,691	79,079	(4,378)
Cumulative effect of accounting change	—	—	—	—	(1,551)
Net income	87,414	100,907	8,102	124,523	36,348
Capital expenditures	312,525	317,658	110,245	46,178	15,887
PER SHARE INFORMATION
Earnings per share (diluted)
Income (loss) from continuing operations	$3.14	$3.80	$(.03)	$1.99	$1.96
Income (loss) from discontinued operations	—	—	.38	3.46	(.20)
Cumulative effect of accounting change	—	—	—	—	(.07)
Net income	3.14	3.80	.35	5.45	1.69
Cash dividends	.30	.30	.30	.30	.30
Book value	29.70	26.66	19.76	40.81	35.94
YEAR END POSITION
Total assets	$1,514,959	$1,262,236	$1,080,570	$2,194,454	$1,944,133
Net working capital	171,714	127,856	283,924	372,849	269,314
Long-term debt	401,880	274,416	251,505	603,126	598,412
Convertible subordinated debentures	—	—	159,725	199,937	199,937
Shareholders’ equity	816,513	728,482	473,064	927,567	761,984
Return on average common equity	11.3%	18.1%	1.8%	14.7%	5.0%
OTHER INFORMATION
Diluted average common shares outstanding (in 000’s)	27,860	27,684	23,071	22,835	21,572
Common stock prices
High	$93.80	$88.22	$74.75	$69.01	$38.79
Low	45.38	43.39	45.62	36.24	21.11

On July 29, 2005, we completed the spin-off of our steel segment in the form of a pro-rata, tax-free dividend to our shareholders of one share of Chaparral Steel Company common stock for each share of our common stock that was owned on July 20, 2005. The results of operations of the steel segment prior to the spin-off are presented as discontinued operations. See note entitled “Discontinued Operations” in the Notes to Consolidated Financial Statements in Item 8 of this Report.

Stock prices prior to July 29, 2005, the last trading day before the spin-off of Chaparral Steel Company, have not been adjusted for the value of the distribution.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a leading supplier of heavy construction materials in the United States through our three business segments: cement, aggregates and consumer products. Our principal products are gray portland cement, produced and sold through our cement segment; stone, sand and gravel, produced and sold through our aggregates segment; and ready-mix concrete, produced and sold through our consumer products segment. Other products include expanded shale and clay aggregates, produced and sold through our aggregates segment, and packaged concrete and related products, produced and sold through our consumer products segment.

Our facilities are concentrated primarily in Texas, Louisiana and California. In May 2008, we completed construction on a project to expand and modernize our Oro Grande, California cement plant at a total project cost of approximately $427 million, excluding capitalized interest related to the project. We constructed approximately 2.3 million tons of advanced dry process annual cement production capacity, and retired the 1.3 million tons of existing, but less efficient, production.

In October 2007, we commenced construction on a project to expand our Hunter, Texas cement plant. We are expanding the Hunter plant by approximately 1.4 million tons of advanced dry process annual cement production capacity. The 900,000 tons of existing production will remain in operation. We currently expect the Hunter project will cost from $325 million to $350 million, excluding capitalized interest related to the project. We currently expect to begin the startup and commissioning process during the winter of fiscal year 2010.

We own long-term reserves of the primary raw materials for the production of cement and aggregates. Our business requires large amounts of capital investment, energy, labor and maintenance. Our corporate administrative, financial, legal, environmental, human resources and real estate activities are not allocated to operations and are excluded from operating profit.

On July 29, 2005, we spun off 100% of Chaparral Steel Company, our steel manufacturing subsidiary, to our stockholders in a pro-rata, tax-free dividend of one share of Chaparral common stock for each share of our common stock. We have reported the historical results of our steel operations as discontinued operations in our financial statements. See note entitled “Discontinued Operations” in the Notes to Consolidated Financial Statements in Item 8 of this Report. Because we no longer own any interest in Chaparral or its steel operations, we have omitted any discussion of the steel operations from our Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

The following table highlights certain operating information relating to our products.

	Year ended May 31,
	2008	2007	2006
	In thousands except per unit
Sales
Cement	$468,673	$482,379	$447,594
Stone, sand and gravel	162,582	155,562	153,480
Ready-mix concrete	310,652	278,067	265,254
Other products	132,606	119,798	118,555
Interplant	(130,461)	(118,406)	(121,127)
Delivery fees	84,802	78,850	80,166

Net sales	$1,028,854	$996,250	$943,922

Shipments
Cement (tons)	5,035	5,074	5,136
Stone, sand and gravel (tons)	21,851	22,114	25,246
Ready-mix concrete (cubic yards)	3,844	3,665	3,830

Prices
Cement ($/ton)	$93.07	$95.06	$87.14
Stone, sand and gravel ($/ton)	7.44	7.03	6.08
Ready-mix concrete ($/cubic yard)	80.83	75.87	69.25

Cost of sales
Cement ($/ton)	$70.85	$63.08	$63.65
Stone, sand and gravel ($/ton)	6.16	5.67	5.23
Ready-mix concrete ($/cubic yard)	76.36	71.92	67.69

Fiscal Year 2008 Compared to Fiscal Year 2007

Gross profit for fiscal year 2008 was $193.8 million, a decrease of $42.3 million from the prior fiscal year. Average prices for our stone, sand and gravel improved. Average prices and volumes for our ready-mix concrete products improved. These improvements were offset by production inefficiencies at our old Oro Grande, California cement plant and higher maintenance costs in our cement operations and higher fuel and transportation costs in all of our operations.

Sales.    Net sales for fiscal year 2008 were $1,028.9 million, an increase of $32.6 million from the prior fiscal year. Total cement sales decreased $13.7 million on 2% lower average prices and 1% lower shipments. Total stone, sand and gravel sales increased $7.0 million on 6% higher average prices and 1% lower shipments. Total ready-mix concrete sales increased $32.6 million on 7% higher average prices and 5% higher volumes.

Our Texas market area accounted for approximately 82% of our net sales in fiscal year 2008 and 78% of our net sales in fiscal year 2007. Average prices and shipments for our major products in our Texas market area were either comparable or higher than the prior fiscal year. The decline in overall average prices for cement from the prior year is due primarily to a shift in the mix of cement products and markets.

Cost of Products Sold.    Cost of products sold for fiscal year 2008 was $835.0 million, an increase of $74.9 million from the prior fiscal year. Cement unit costs increased 12% primarily as a result of the production inefficiencies at our old Oro Grande, California cement plant and higher maintenance, fuel and transportation costs. Energy costs representing 34% of total cement unit costs and maintenance representing 25% of total cement unit costs increased 8% and 27%, respectively. Stone, sand and gravel overall unit costs increased 9% primarily as a result of higher fuel and transportation costs. Ready-mix concrete unit costs increased 6% primarily as a result of higher raw material costs, as well as higher distribution and transportation costs.

Selling, General and Administrative.    Selling, general and administrative expense for fiscal year 2008 was $96.2 million, a decrease of $11.9 million from the prior fiscal year. Operating selling, general and administrative expense for fiscal year 2008 was $62.3 million, a decrease of $600,000 from the prior fiscal year. The decrease was primarily the result of $5.9 million lower incentive compensation expense offset in part by $1.2 million higher wages and benefits, $1.5 million higher insurance expense, $900,000 higher provisions for bad debts and $1.6 million higher general expenses. Corporate selling, general and administrative expense for fiscal year 2008 was $33.9 million, a decrease of $11.3 million from the prior fiscal year. The decrease was primarily the result of $2.9 million lower incentive compensation expense and $11.8 million lower stock-based compensation, offset in part by $3.5 million higher retirement expense. Our incentive plans are based on financial performance. Our stock-based compensation includes awards expected to be settled in cash the expense for which is based on the average stock price at the end of each period until the awards are paid. The impact of changes in our stock price during 2008 reduced stock-based compensation $12.5 million. The increase in retirement expense in 2008 was primarily the result of recognized actuarial losses related to our defined benefit plans and increased contributions to our defined contribution plans.

Other Income.    Other income for fiscal year 2008 was $31.6 million, a decrease of $5.0 million from the prior fiscal year. Operating other income for fiscal year 2008 was $27.7 million, a decrease of $800,000 from the prior fiscal year. Operating other income in fiscal year 2008 includes gains of $15.2 million from sales of property associated with our aggregate operations in south Louisiana and north Texas. In addition, operating other income includes a gain of $3.9 million from the sale of emissions credits associated with our California cement operations. Operating other income in the prior fiscal year includes $19.8 million representing distributions which we received pursuant to agreements that settled a 16-year dispute over the U.S. antidumping duty order on cement imports from Mexico. Corporate other income for fiscal year 2008 was $3.9 million, a decrease of $4.2 million from the prior fiscal year. The decrease was primarily the result of $3.7 million lower interest income and $600,000 lower real estate income in fiscal year 2008.

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

Adverse weather in the second half of fiscal year 2007 reduced shipments of all of our major products in our north Texas market area. In addition, stone, sand and gravel shipments were lower due to the expiration of a low margin, large supply contract at the beginning of our fiscal year. Average prices for our major products have continued to improve. Market conditions have continued to support our current level of pricing.

Cost of Products Sold.    Cost of products sold for fiscal year 2007 was $760.2 million, a decrease of $6.7 million from the prior fiscal year. Cement unit costs decreased 1%. Energy costs representing 35% of total cement unit costs decreased 8%. Stone, sand and gravel unit costs increased 8% primarily as a result of the effect on overall unit costs of lower productivity caused by the adverse weather conditions in north Texas and reduced shipments. Energy and maintenance costs representing 41% of stone, sand and gravel unit costs increased 20% and 12%, respectively. Ready-mix concrete unit costs increased 6% primarily as a result of higher cement and aggregate raw material costs.

Selling, General and Administrative.    Selling, general and administrative expense for fiscal year 2007 was $108.1 million, an increase of $19.4 million from the prior fiscal year. Operating selling, general and administrative expense for fiscal year 2007 was $62.9 million, an increase of $13.3 million from the prior fiscal year. The increase was primarily the result of $3.6 million higher incentive compensation expense, $1.5 million higher wages and benefits, $1.6 million higher stock-based compensation and $2.4 million higher insurance expense. Corporate selling, general and administrative expense for fiscal year 2007 was $45.2 million, an increase of $6.1 million from the prior fiscal year. The increase was primarily the result of $4.5 million higher incentive compensation expense and $7.9 million higher stock-based compensation, offset in part by $3.8 million lower insurance expense and $2.6 million lower general expenses. Our incentive plans are based on financial performance. Stock-based compensation for fiscal year 2007 includes compensation expense related to stock options in the amount of $3.6 million as a result of our adoption, effective June 1, 2006, of SFAS No. 123R, “Share-Based Payment.”

Other Income.    Other income for fiscal year 2007 was $36.6 million, a decrease of $10.6 million from the prior fiscal year. Operating other income for fiscal year 2007 was $28.5 million, a decrease of $3.5 million from the prior fiscal year. Operating other income in fiscal year 2007 includes $19.8 million representing distributions which we received pursuant to agreements that settled a 16-year dispute over the U.S. antidumping duty order on cement imports from Mexico. Operating other income in the prior fiscal year includes a gain of $24.0 million from the sale of real estate associated with our expanded shale and clay aggregate operations in south Texas. Corporate other income for fiscal year 2007 was $8.1 million, a decrease of $7.1 million from the prior fiscal year. The decrease was primarily the result of $3.2 million lower income from real estate and surplus corporate asset sales in fiscal year 2007 and a $3.8 million gain from the sale of an investment in the prior fiscal year.

Interest Expense

Interest expense for fiscal year 2008 was $2.5 million, a decrease of $11.6 million from the prior fiscal year. Interest capitalized in connection with our Oro Grande, California and Hunter, Texas cement plant expansion projects reduced the amount of interest expense recognized by $26.5 million in fiscal year 2008 and $12.9 million in the prior fiscal year. An additional $28.1 million in interest expense is currently estimated to be capitalized in connection with our Hunter expansion project. We expect to begin the startup and commissioning process during the winter of fiscal year 2010.

During fiscal year 2008, borrowings under our $200 million senior revolving credit facility, new $150 million senior term loan and life insurance contracts increased interest expense $8.1 million. During fiscal year 2007, all of our outstanding 5.5% convertible subordinated debentures due June 30, 2028, totaling $159.7 million at May 31, 2006, were converted or redeemed. The conversion and redemptions reduced interest expense $6.7 million in 2008 and $4.4 million in 2007 from the prior fiscal years. Also contributing to lower interest expense in fiscal year 2007 was prior year debt refinancing in connection with the spin-off of Chaparral Steel Company.

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

Income Taxes

Our effective tax rate for continuing operations was 31.0% in 2008, 32.9% in 2007 and 93.3% in 2006. The primary reason that the effective tax rate differed from the 35% statutory corporate rate was due to additional percentage depletion that is tax deductible, the deduction for qualified domestic production activities in 2008 and 2007, offset in part by state income taxes and nondeductible stock compensation and, in 2006, spin-off and debt conversion costs that are not tax deductible. The effective rate for discontinued operations was 35.1% in 2006.

The American Jobs Creation Act of 2004, among other things, allows a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. We realized a benefit of $1.2 million in 2008 and $1.1 million in 2007 but did not realize a benefit in 2006 because of a taxable loss for the year.

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

In addition to our federal income tax return, we file income tax returns in various state jurisdictions. We are no longer subject to federal or state income tax examinations by tax authorities for years prior to 2004. Our federal income tax returns for 2004 through 2006 are currently under examination. We anticipate that the examination will be completed in fiscal year 2009, and that any adjustments that may result from this examination would not have a material effect on our financial position or results of operations.

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

RECENT ACCOUNTING DEVELOPMENTS

In March 2008, the Financial Accounting Standards Board issued SFAS No.161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” This standard applies to derivative instruments, nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133. It does not change the accounting for derivatives and hedging activities, but requires enhanced disclosures concerning the effect on the financial statements from their use. This SFAS is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Currently, we do not have any instruments that would be impacted by this standard.

In December 2007, the Financial Accounting Standards Board issued SFAS No. 141 (revised 2007), “Business Combinations.” This standard amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. It also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This SFAS is effective for us beginning June 1, 2009, and we will apply it prospectively to all business combinations subsequent to the effective date.

In December 2007, the Financial Accounting Standards Board issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51.” This standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also establishes disclosure requirements that clearly identify and distinguish between the controlling and noncontrolling interest and requires the separate disclosure of income attributable to controlling and noncontrolling interests. This SFAS is effective for us beginning June 1, 2009. We do not expect that the adoption of SFAS No. 160 will have a material impact on our consolidated financial statements.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” This standard permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. This SFAS is effective for us on June 1, 2008. At this time, we do not anticipate electing to use the fair value measures permitted by this standard.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. This SFAS is effective for us beginning June 1, 2008. We do not expect that the adoption of SFAS No. 157 will have a current material impact on our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

During 2008, to improve liquidity and provide more financial and operating flexibility, we entered into a term credit agreement that provided for an unsecured $150 million senior term loan maturing through August 15, 2012. In addition, we elected to receive $103.9 million in distributions and policy surrenders from life insurance contracts purchased in connection with certain of our benefit plans. These distributions represent substantially all the distributions available to us.

In addition to cash and cash equivalents of $39.5 million at May 31, 2008, our sources of liquidity include cash from operations and borrowings available under our $200 million senior revolving credit facility.

Senior Revolving Credit Facility.    On August 15, 2007, we amended and restated our June 30, 2005 credit agreement. The amended and restated credit agreement continues to provide for a $200 million senior revolving credit facility, but the credit facility is no longer secured and the principal amount may be increased by up to an additional $100 million at our option, provided that the lenders that are parties to the amended and restated credit agreement and such additional lenders as are invited by us and approved by the administrative agent provide commitments for the additional principal amount. The credit facility expires on August 15, 2012. It includes a $50 million sub-limit for letters of credit. Any outstanding letters of credit are deducted from the borrowing availability under the facility. No borrowings were outstanding at May 31, 2008; however, $26.0 million of the facility was utilized to support letters of credit. Amounts drawn under the facility bear interest either at the LIBOR rate plus a margin of .75% to 2%, or at a base rate (which is the higher of the federal funds rate plus 0.5% and the prime rate) plus a margin of up to 1%. The interest rate margins are subject to adjustments based on our leverage ratio. Commitment fees are payable currently at an annual rate of .25% on the unused portion of the facility. All of our consolidated subsidiaries have guaranteed our obligations under the credit facility. We may terminate the facility at any time.

The credit facility contains covenants restricting, among other things, prepayment or redemption of the senior notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. We are required to comply with certain financial tests and to maintain certain financial ratios, such as leverage and interest coverage ratios. We were in compliance with all of these loan covenants as of May 31, 2008.

Term Credit Agreement.    On March 20, 2008, we entered into a term credit agreement that provided for an unsecured $150 million senior term loan maturing through August 15, 2012. The net proceeds were used to repay borrowings outstanding under our senior revolving credit facility in the amount of $85 million, with the additional proceeds available for general corporate purposes. The outstanding principal amount of the term loan bears interest either at LIBOR rate plus a margin of 2.25% to 2.50% or at a base rate (which will be the higher of the federal funds rate plus 0.5% and the prime rate) plus a margin of 1.25% to 1.50%. The interest rate margins are based on our leverage ratio. We may repay the term loan at any time without penalty. We must mandatorily prepay the term loan in the amount of the net cash proceeds from issuances of any additional senior notes or from certain asset sales. All of our consolidated subsidiaries have guaranteed our obligations under the term credit agreement.

Similar to our senior revolving credit agreement, the term credit agreement contains a number of negative covenants restricting, among other things, prepayment or redemption of the senior notes, distributions and dividends on and repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. We are required to comply with certain financial tests and to maintain certain financial ratios, such as leverage and interest coverage ratios. We were in compliance with all of these loan covenants as of May 31, 2008.

Contractual Obligations.     The following is a summary of our estimated future payments under our material contractual obligations as of May 31, 2008.

	Future Payments by Period
	Total	2009	2010	2011	2012-2013	After 2013
	In thousands
Borrowings
Long-term debt excluding capital leases(1)	$400,322	$7,500	$7,500	$30,000	$105,000	$250,322
Interest	123,974	24,951	24,639	23,877	41,444	9,063
Operating leases(2)	72,946	19,807	12,883	14,068	20,036	6,152
Supply and service contracts(3)	35,259	27,461	7,694	104	—	—
Capital expenditures Construction and equipment purchase obligations(4)	261,344	241,344	20,000	—	—	—
Capital lease(5)	29,611	1,558	1,558	1,559	3,117	21,819
Asset retirement obligations(6)	18,238	1,232	341	359	411	15,895
Defined benefit plans(7)(8)	110,792	3,150	3,538	3,362	6,383	94,359

	$1,052,486	$327,003	$78,153	$73,329	$176,391	$397,610

(1)	Our long-term debt is described in the note entitled “Long-term Debt” in the Notes to Consolidated Financial Statements in Item 8 of this Report. Our outstanding letters of credit issued under the senior revolving credit facility only collateralize payment of recorded liabilities.

(2)	We lease certain mobile and other equipment, office space and other items used in our operations under operating leases that in the normal course of business may be renewed or replaced by subsequent leases. Future payments under leases exclude mineral rights which are insignificant and are generally required only for products produced.

(3)	We purchase coal and other materials for use in our cement and expanded shale and clay plants that require minimum amounts of material be purchased. These future minimum payment amounts exclude transportation surcharges that may be imposed under certain circumstances. In addition, we purchase mining services for use at our north Texas cement plant. We expect to utilize these materials and services in the normal course of business operations.

(4)	We have entered into construction and equipment purchase contracts in connection with the expansion of our Hunter, Texas cement plant. We currently expect to begin the startup and commissioning process during the winter of fiscal year 2010. In addition, we have certain obligations remaining under construction and equipment purchase contracts entered into in connection with our project to expand and modernize our Oro Grande, California cement plant completed in May 2008.

(5)	We have entered into a long-term contract with a power supplier which includes the construction of certain power facilities at our Oro Grande, California cement plant. We recognized a capital lease obligation of $9.5 million related to payment obligations under the power supply contract related to these facilities. The total commitment under the contract includes maintenance services to be provided by the power supplier.

(6)	We incur legal obligations for asset retirement as part of our normal operations related to land reclamation, plant removal and Resource Conservation and Recovery Act closures.

(7)	We pay benefits under a series of non-qualified defined benefit plans.

(8)	We pay benefits under a health benefit plan covering approximately 600 employees and retirees of our California cement subsidiary. These employees are also covered by a qualified defined benefit pension plan. We contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus additional amounts considered appropriate. We do not expect to make a plan contribution in fiscal year 2009.

In October 2007, we commenced construction on a project to expand our Hunter, Texas cement plant. We are expanding the Hunter plant by approximately 1.4 million tons of advanced dry process annual cement production capacity. The 900,000 tons of existing annual cement production capacity will remain in operation. We currently expect the Hunter project will cost from $325 million to $350 million, excluding estimated capitalized interest of $30 million related to the project. As of May 31, 2008, we have expended $76.3 million, excluding capitalized interest of $1.9 million related to the project. We currently expect to begin the startup and commissioning process during the winter of fiscal year 2010.

In May 2008, we completed construction on a project to expand and modernize our Oro Grande, California cement plant at a total project cost of approximately $427 million, excluding capitalized interest of $38.9 million related to the project. We constructed approximately 2.3 million tons of advanced dry process annual cement production capacity, and have retired the 1.3 million tons of existing, but less efficient, production.

We expect cash and cash equivalents, cash from operations, available borrowings under our senior revolving credit facility and cash held by a qualified intermediary trust for reinvestment in like-kind exchange transactions to be sufficient to provide funds for capital expenditure commitments currently estimated to be approximately $300 million to $325 million for 2009 (including the expansion of our Hunter, Texas plant and like-kind-exchange acquisitions), scheduled debt payments, working capital needs and other general corporate purposes for at least the next year.

Cash Flows

Net cash provided by continuing operating activities for fiscal years 2008, 2007 and 2006 was $101.6 million, $186.0 million and $97.4 million, respectively.

Net cash provided by continuing operating activities for fiscal year 2008 decreased $84.4 million from fiscal year 2007. The decrease was primarily the result of lower income from operations and changes in working capital items including increases in receivables and inventories. Net cash provided by continuing operating activities for fiscal year 2007 increased $88.6 million from fiscal year 2006. The increase was primarily the result of higher net income and changes in working capital items. We also incurred a federal net operating tax loss in fiscal year 2006 that resulted in a $9.5 million tax refund claim realized in fiscal year 2007.

Net cash used by continuing investment activities for fiscal years 2008, 2007 and 2006 was $207.0 million, $268.0 million and $141.4 million, respectively.

Net cash used by continuing investing activities for fiscal year 2008 decreased $61.0 million from fiscal year 2007 primarily as a result of proceeds received from our life insurance contract investments. Net cash used by continuing investing activities for fiscal year 2007 increased $126.6 million from fiscal year 2006 primarily as a result of higher capital expenditures.

Capital expenditures, including capitalized interest, incurred in connection with the expansion and modernization of our Oro Grande, California cement plant for fiscal years 2008, 2007 and 2006 were $176.0 million, $208.4 million and $73.2 million, respectively. Capital expenditures, including capitalized interest, incurred in connection with the expansion of our Hunter, Texas cement plant for fiscal years 2008, 2007 and 2006 were $71.6 million, $6.5 million and $200,000, respectively. Capital expenditures for normal replacement and technological upgrades of existing equipment and acquisitions to sustain our existing operations for fiscal years 2008, 2007 and 2006 were $65.0 million, $102.8 million and $36.9 million, respectively. We increased our investments in our north Texas aggregate operations in fiscal year 2007 to upgrade our rail distribution system and improve our production facilities.

Proceeds from asset disposals in fiscal year 2008 included the proceeds from the sale of operating assets and real estate associated with our aggregate operations in south Louisiana and north Texas. In connection with these sales proceeds of $28.7 million were held by a qualified intermediary trust for reinvestment in like-kind-exchange transactions. In fiscal year 2006, proceeds from asset disposals included the proceeds from the sale of real estate associated with our expanded shale and clay operations in south Texas.

We elected to receive $103.9 million in distributions and policy surrenders from life insurance contracts purchased in connection with certain of our benefit plans in fiscal year 2008. We invested $50.5 million in auction rate securities in fiscal year 2006 which were sold in fiscal year 2007. We did not hold any auction rate securities in fiscal year 2008.

Net cash provided (used) by continuing financing activities for fiscal years 2008, 2007 and 2006 was $129.9 million, $13.0 million and $(453.5) million, respectively.

We entered into a term credit agreement that provided for an unsecured $150 million senior term loan in fiscal year 2008. A portion of the net proceeds was used to repay borrowings outstanding under our senior revolving credit facility in the amount of $85 million. Borrowings outstanding under our senior revolving credit facility decreased $15.0 million, net of repayments. In fiscal year 2007, borrowings under our senior revolving credit facility increased $15.0 million, net of repayments. In fiscal year 2006, we purchased $600 million aggregate principal amount of our 10.25% senior notes, paying $96.0 million in premiums and consent payments plus transaction costs. To fund the purchase we issued $250 million aggregate principal amount of our 7.25% senior notes and incurred $7.4 million in debt issuance costs, received a cash dividend of $341.1 million from Chaparral and used $112.3 million of cash and cash equivalents on hand.

Proceeds from stock option exercises and the related tax benefits for fiscal years 2008, 2007 and 2006 were $6.6 million, $8.1 million and $7.5 million, respectively. Dividends paid on our common stock in fiscal years 2008, 2007 and 2006 were $8.2 million, $7.5 million and $6.9 million, respectively.

Net cash provided by discontinued operations for fiscal year 2006 was $330.1 million. In connection with our refinancing and spin-off transactions, Chaparral issued $300 million aggregate principal amount of senior notes and entered into a separate senior secured revolving credit facility. The net proceeds were used to pay us a dividend of $341.1 million.

OTHER ITEMS

Environmental Matters

We are subject to federal, state and local environmental laws, regulations and permits concerning, among other matters, air emissions and wastewater discharge. We intend to comply with these laws, regulations and permits. However, from time to time we receive claims from federal and state environmental regulatory agencies and entities asserting that we are or may be in violation of certain of these laws, regulations and permits, or from private parties alleging that our operations have injured them or their property. See “Legal Proceedings” in Item 1, Business, for a description of certain claims. It is possible that we could be held liable for future charges which might be material but are not currently known or estimable. In addition, changes in federal or state laws, regulations or requirements or discovery of currently unknown conditions could require additional expenditures by us.

Market Risk

Historically, we have not entered into derivatives or other financial instruments for trading or speculative purposes. Because of the short duration of our investments, changes in market interest rates would not have a significant impact on their fair value. The fair value of fixed rate debt will vary as interest rates change.

The estimated fair value of each class of financial instrument as of May 31, 2008 approximates its carrying value except for long-term debt having fixed interest rates. At May 31, 2008, the fair value of long-term debt having fixed interest rates, estimated based on broker/dealer quoted market prices, is approximately $253.1 million compared to the carrying amount of $250.0 million. With respect to borrowings under our $150 million senior term loan and senior revolving credit facility, which are variable rate debt, a 10 percent change in interest rates for the year ended May 31, 2008, would not have resulted in a significant annual change in our pretax earnings and cash flows.

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

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the

Private Securities Litigation Reform Act of 1995

Certain statements contained in this annual report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the impact of competitive pressures and changing economic and financial conditions on our business, the level of construction activity in our markets, abnormal periods of inclement weather, unexpected periods of equipment downtime, changes in the cost of raw materials, fuel and energy, the impact of environmental laws, regulations and claims, and the risks and uncertainties described in Part I, Item 1A, “Risk Factors” of this Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included in Item 7 of this Report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	May 31,
	2008	2007
	In thousands
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$39,527	$15,138
Receivables—net	155,676	142,610
Inventories	130,181	121,467
Deferred income taxes and prepaid expenses	30,398	17,621

TOTAL CURRENT ASSETS	355,782	296,836
OTHER ASSETS
Goodwill	60,110	58,395
Real estate and investments	59,971	111,414
Deferred charges and other	11,332	11,369

	131,413	181,178
PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	139,544	132,992
Buildings	56,976	41,485
Machinery and equipment	1,208,905	752,531
Construction in progress	137,083	362,646

	1,542,508	1,289,654
Less depreciation and depletion	514,744	505,432

	1,027,764	784,222

	$1,514,959	$1,262,236

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$128,497	$109,749
Accrued interest, wages and other	47,846	57,891
Current portion of long-term debt	7,725	1,340

TOTAL CURRENT LIABILITIES	184,068	168,980
LONG-TERM DEBT	401,880	274,416
DEFERRED INCOME TAXES AND OTHER CREDITS	112,498	90,358
SHAREHOLDERS’ EQUITY
Common stock, $1 par value	27,493	27,323
Additional paid-in capital	459,877	448,289
Retained earnings	336,279	257,087
Accumulated other comprehensive loss	(7,136)	(4,217)

	816,513	728,482

	$1,514,959	$1,262,236

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Year Ended May 31,
	2008	2007	2006
	In thousands except per share
NET SALES	$1,028,854	$996,250	$943,922
Cost of products sold	835,019	760,160	766,941

GROSS PROFIT	193,835	236,090	176,981
Selling, general and administrative	96,220	108,106	88,663
Interest	2,505	14,074	31,155
Loss on debt retirements and spin-off charges	—	48	113,247
Other income	(31,563)	(36,629)	(47,270)

	67,162	85,599	185,795

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	126,673	150,491	(8,814)

Income taxes (benefit)	39,259	49,584	(8,225)

INCOME (LOSS) FROM CONTINUING OPERATIONS	87,414	100,907	(589)
Income from discontinued operations—net of income taxes	—	—	8,691

NET INCOME	$87,414	$100,907	$8,102

Basic earnings (loss) per share
Income (loss) from continuing operations	$3.19	$4.06	$(.03)
Income from discontinued operations	—	—	.38

Net income	$3.19	$4.06	$.35

Diluted earnings (loss) per share
Income (loss) from continuing operations	$3.14	$3.80	$(.03)
Income from discontinued operations	—	—	.38

Net income	$3.14	$3.80	$.35

Average shares outstanding
Basic	27,383	24,815	23,071
Diluted	27,860	27,684	23,071

Cash dividends per share	$.30	$.30	$.30

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Year Ended May 31,
	2008	2007	2006
	In thousands
OPERATING ACTIVITIES
Net income	$87,414	$100,907	$8,102
Adjustments to reconcile net income to cash provided by continuing operating activities
Income from discontinued operations	—	—	(8,691)
Depreciation, depletion and amortization	55,577	46,356	44,955
Gains on asset disposals	(19,410)	(2,917)	(34,768)
Deferred income taxes	19,567	11,354	6,581
Stock-based compensation expense	2,395	13,866	4,368
Excess tax benefits from stock-based compensation	(3,299)	(1,694)	—
Loss on debt retirements	—	48	107,006
Other—net	2,475	3,234	(4,130)
Changes in operating assets and liabilities
Receivables—net	(29,507)	846	(5,060)
Inventories	(8,714)	(18,975)	(18,761)
Prepaid expenses	(2,033)	1,392	(47)
Accounts payable and accrued liabilities	(2,910)	31,541	(2,186)

Cash provided by continuing operating activities	101,555	185,958	97,369
Cash used by discontinued operating activities	—	—	(7,778)

Net cash provided by operating activities	101,555	185,958	89,591

INVESTING ACTIVITIES
Capital expenditures—expansions	(247,552)	(214,878)	(73,384)
Capital expenditures—other	(64,973)	(102,780)	(36,861)
Cash designated for property acquisitions	(28,733)	—	—
Proceeds from asset disposals	34,922	5,552	23,107
Purchases of short-term investments	—	(8,500)	(50,500)
Sales of short-term investments	—	59,000	—
Investments in life insurance contracts	99,203	(6,061)	(4,366)
Other—net	101	(336)	612

Cash used by continuing investing activities	(207,032)	(268,003)	(141,392)
Cash used by discontinued investing activities	—	—	(2,757)

Net cash used by investing activities	(207,032)	(268,003)	(144,149)

FINANCING ACTIVITIES
Long-term borrowings	366,000	38,000	250,000
Debt retirements	(232,366)	(25,521)	(600,700)
Debt issuance costs	(2,160)	—	(7,363)
Debt retirement costs	—	(6)	(96,029)
Stock option exercises	3,315	6,394	7,510
Excess tax benefits from stock-based compensation	3,299	1,694	—
Common dividends paid	(8,222)	(7,517)	(6,908)

Cash provided (used) by continuing financing activities	129,866	13,044	(453,490)
Cash provided by discontinued financing activities	—	—	340,587

Net cash provided (used) by financing activities	129,866	13,044	(112,903)

Increase (decrease) in cash and cash equivalents	24,389	(69,001)	(167,461)

Cash and cash equivalents at beginning of year	15,138	84,139	251,600

Cash and cash equivalents at end of year	$39,527	$15,138	$84,139

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	$ In thousands except per share
May 31, 2005	$25,067	$285,313	$686,476	$(61,566)	$(7,723)	$927,567

Net income	—	—	8,102	—	—	8,102
Pension liability adjustment—net of tax expense of $1,594	—	—	—	—	3,267	3,267
Common dividends paid—$.30 per share	—	—	(6,908)	—	—	(6,908)
Distribution of discontinued operations to shareholders	—	—	(517,974)	—	—	(517,974)
Stock-based compensation	—	316	—	—	—	316
Excess tax benefits from stock-based compensation	—	10,712	—	—	—	10,712
Treasury shares issued for bonuses and options and settlement of deferred compensation agreements—420,791 net shares	—	(1,618)	—	9,473	—	7,855
Common stock issued for conversion of subordinated debentures—795,471 shares	796	39,331	—	—	—	40,127

May 31, 2006	25,863	334,054	169,696	(52,093)	(4,456)	473,064

Net income	—	—	100,907	—	—	100,907
Cumulative effect of change in accounting for post-production mine stripping costs—net of tax benefit of $2,960	—	—	(4,965)	—	—	(4,965)
Pension liability adjustment, prior to adoption of SFAS No. 158—net of tax expense of $999	—	—	—	—	1,788	1,788
Postretirement benefit obligation adjustment to initially apply SFAS No. 158—net of tax benefit of $893	—	—	—	—	(1,549)	(1,549)
Common dividends paid—$.30 per share	—	—	(7,517)	—	—	(7,517)
Adjustment of distribution of discontinued operations to shareholders	—	—	(1,034)	—	—	(1,034)
Stock-based compensation	—	4,070	—	—	—	4,070
Excess tax benefits from stock-based compensation	—	1,694	—	—	—	1,694
Common stock and treasury shares issued for bonuses and options—300,246 net shares	15	(952)	—	7,342	—	6,405
Common stock and treasury shares issued for conversion of subordinated debentures—3,078,208 shares	1,445	109,423	—	44,751	—	155,619

May 31, 2007	27,323	448,289	257,087	—	(4,217)	728,482

Net income	—	—	87,414	—	—	87,414
Postretirement benefit obligation adjustments—net of tax benefit of $1,702	—	—	—	—	(2,919)	(2,919)
Common dividends paid—$.30 per share	—	—	(8,222)	—	—	(8,222)
Stock-based compensation	—	5,040	—	—	—	5,040
Excess tax benefits from stock-based compensation	—	3,299	—	—	—	3,299
Common stock issued for bonuses and options—169,512 net shares	170	3,249	—	—	—	3,419

May 31, 2008	$27,493	$459,877	$336,279	$—	$(7,136)	$816,513

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Texas Industries, Inc. and subsidiaries is a leading supplier of heavy construction materials in the United States through three business segments: cement, aggregates and consumer products, which produce and sell cement; stone, sand and gravel and expanded shale and clay aggregate; and ready-mix concrete and packaged concrete and related products, respectively, from facilities concentrated primarily in Texas, Louisiana and California. When used in these notes the terms “Company,” “we,” “us,” or “our” mean Texas Industries, Inc. and subsidiaries unless the context indicates otherwise.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation.    The consolidated financial statements include the accounts of Texas Industries, Inc. and all subsidiaries except a former subsidiary trust, in which we had a variable interest but were not the primary beneficiary. The consolidated financial statements also include the accounts of a qualified intermediary trust, in which we are the primary beneficiary. The trust accounts were established in connection with our tax deferred like-kind-exchange property acquisition transactions under Section 1031 of the Internal Revenue Code. Discontinued operations relate to our former steel segment which we spun-off in the form of a pro-rata, tax-free dividend to our shareholders on July 29, 2005. Unless otherwise indicated, all amounts in the accompanying notes relate to our continuing operations. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Estimates.    The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

Fair Value of Financial Instruments.    The estimated fair value of each class of financial instrument as of May 31, 2008 approximates its carrying value except for long-term debt having fixed interest rates. The fair value of long-term debt at May 31, 2008, estimated based on broker/dealer quoted market prices, is approximately $412.7 million compared to the carrying amount of $409.6 million.

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

Property, plant and equipment is recorded at cost. Costs incurred to construct certain long-lived assets include capitalized interest which is amortized over the estimated useful life of the related asset. Interest is capitalized during the construction period of qualified assets based on the average amount of accumulated expenditures and the weighted average interest rate applicable to borrowings outstanding during the period. If accumulated expenditures exceed applicable borrowings outstanding during the period, capitalized interest is allocated to projects under construction on a pro rata basis. Provisions for depreciation are computed generally using the straight-line method. Provisions for depletion of mineral deposits are computed on the basis of the estimated quantity of recoverable raw materials. Useful lives for our primary operating facilities range from 10 to 25 years with certain special purpose structures having useful lives of 40 years.

Mining Stripping Costs.    On June 1, 2006, we adopted, Emerging Issues Task Force Issue 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry,” which requires that stripping costs incurred during the production phase of the mine be included in the costs of the inventory produced during the period that the stripping costs are incurred. As of May 31, 2006, the balance of our capitalized post-production stripping costs was $7.9 million. In accordance with the transition provision of EITF 04-6, we wrote off these deferred costs, effective June 1, 2006, and recorded a charge to retained earnings of $4.9 million, net of tax benefits of $3.0 million. We now recognize the costs of all post-production stripping activity as a cost of the inventory produced during the period the stripping costs are incurred. Although dependent in part on the level of post-production stripping activity which varies from period to period, this EITF has not had a material impact on our financial position or results of operations for periods following adoption.

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

Goodwill.    Management tests goodwill for impairment at least annually by reporting unit. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future prices for our products, capital needs, economic trends and other factors. Goodwill having a carrying value of $58.4 million at both May 31, 2008 and 2007 resulted from the acquisition of Riverside Cement Company and is identified with our California cement operations. Goodwill having a carrying value of $1.7 million at May 31, 2008 resulted from the acquisition of ready-mix operations in Texas and Louisiana and is identified with our consumer products operations. In each case, the fair value of the reporting unit exceeds its carrying value.

Real Estate and Investments.    Surplus real estate and real estate acquired for development of high quality industrial or multi-use parks totaled $6.0 million at May 31, 2008 and $6.2 million at May 31, 2007.

Investments include life insurance contracts purchased in connection with certain of our benefit plans. The contracts, recorded at their net cash surrender value, totaled $6.0 million (net of distributions of $88.1 million plus accrued interest) at May 31, 2008 and $105.0 million (net of distributions of $1.2 million plus accrued interest) at May 31, 2007. We can elect to receive distributions chargeable against the cash surrender value of the policies in the form of borrowings or withdrawals or we can elect to surrender the policies and receive their net cash surrender value. Distributions and policy surrenders totaling $103.9 million were received in 2008.

Investments at May 31, 2008 include $19.2 million representing the long-term portion of a note received in connection with the sale of land associated with our expanded shale and clay operations in south Texas in 2006. On May 29, 2008, the maturity date of the note was extended to May 31, 2010. The outstanding balance of the note totaled $21.2 million at May 31, 2007 and is included in Receivables-net.

In addition, investments at May 31, 2008 include $28.7 million of cash investments representing the proceeds from sales of aggregate property which are held in escrow by a qualified intermediary trust for reinvestment in like-kind-exchange transactions.

Deferred Charges and Other.    Deferred charges are composed primarily of debt issuance costs that totaled $6.4 million at May 31, 2008 and $5.4 million at May 31, 2007. The costs are amortized over the term of the related debt.

Other Credits.    Other credits totaled $66.8 million at May 31, 2008 and $62.9 million at May 31, 2007 and are composed primarily of liabilities related to our retirement plans, deferred compensation agreements and asset retirement obligations.

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

Changes in asset retirement obligations are as follows:

	2008	2007
	In thousands
Balance at beginning of year	$4,987	$4,346
Additions	259	811
Accretion expense	393	380
Settlements	(1,678)	(550)

Balance at end of year	$3,961	$4,987

Other Comprehensive Income.    Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income for 2008 consists of net income and adjustments to recognize the funded status of our defined benefit pension plans and other postretirement benefit plans, net of tax. Comprehensive income for 2007 and 2006 consists of net income and the pension liability adjustment to shareholders’ equity prior to adoption of SFAS No. 158. Comprehensive income was $84.5 million in 2008, $102.7 million in 2007, $11.4 million in 2006.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This standard requires that previously unrecognized actuarial gains or losses, prior service costs or credits and transition obligations or assets be recognized generally through adjustments to accumulated other comprehensive income and accrued postretirement benefit liabilities. As a result of these adjustments, the current funded status of all of our defined benefit pension plans and other postretirement benefit plans has been reflected in our May 31, 2008 and 2007 consolidated balance sheets.

The cumulative postretirement benefit plan adjustment totaled $7.1 million (net of tax of $4.2 million) at May 31, 2008. The cumulative pension liability adjustment to shareholders’ equity prior to adoption of SFAS No. 158 totaled $2.7 million (net of tax of $1.6 million) at May 31, 2007. The postretirement benefit plan adjustment to initially apply SFAS No. 158 totaled $1.5 million (net of tax of $900,000) at May 31, 2007. The adjustments relate to a defined benefit retirement plan and a postretirement health benefit plan covering approximately 600 employees and retirees of our California cement subsidiary.

Net Sales.    Sales are recognized when title has transferred and products are delivered. We include delivery fees in the amount we bill customers to the extent needed to recover our cost of freight and delivery. Net sales are presented as revenues including these delivery fees.

Other Income.    Routine sales of operating assets and real estate resulted in gains of $20.6 million in 2008, $5.3 million in 2007 and $35.0 million in 2006. In addition, other income in 2008 includes a gain of $3.9 million from the sale of emissions credits associated with our California cement operations. Other income in 2007 includes $19.8 million representing distributions which we received pursuant to agreements that settled a 16-year dispute over the U.S. antidumping duty order on cement imports from Mexico. Other income in 2006 includes a gain of $3.8 million from the sale of certain investment assets.

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

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes.”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 effective June 1, 2007. The adoption of this interpretation did not have a material impact on our consolidated financial statements.

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

Basic and Diluted EPS are calculated as follows:

	2008	2007	2006
	In thousands except per share
Basic earnings (loss)
Income (loss) from continuing operations	$87,414	$100,907	$(589)
Income from discontinued operations	—	—	8,691
Unvested restricted share participation	(48)	(41)	—

Basic income	$87,366	$100,866	$8,102

Diluted earnings (loss)
Income (loss) from continuing operations	$87,414	$100,907	$(589)
Interest on convertible subordinated debentures—net of tax	—	4,274	—
Unvested restricted share participation	(48)	(41)	—

Diluted income (loss) from continuing operations	87,366	105,140	(589)
Income from discontinued operations	—	—	8,691

Diluted income	$87,366	$105,140	$8,102

Shares
Weighted-average shares outstanding	27,391	24,818	23,052
Contingently issuable shares	7	7	19
Unvested restricted shares	(15)	(10)	—

Basic weighted-average shares	27,383	24,815	23,071
Convertible subordinated debentures	—	2,365	—
Stock option, restricted share and award dilution	477	504	—

Diluted weighted-average shares*	27,860	27,684	23,071

Basic earnings (loss) per share
Income (loss) from continuing operations	$3.19	$4.06	$(.03)
Income from discontinued operations	—	—	.38

Net income	$3.19	$4.06	$.35

Diluted earnings (loss) per share
Income (loss) from continuing operations	$3.14	$3.80	$(.03)
Income from discontinued operations	—	—	.38

Net income	$3.14	$3.80	$.35

* Shares excluded due to antidilutive effect
Convertible subordinated debentures	—	—	3,849
Stock options, restricted shares and awards	99	55	711

Stock-based Compensation.    Effective June 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” utilizing the modified prospective transition method. Under this transition method, we account for awards granted prior to adoption, but for which the vesting period is not complete, on a prospective basis with expense being recognized in our statement of operations based on the grant date fair value estimated in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” We use the Black-Scholes option-pricing model to determine the fair value of stock options granted as of the date of grant. Options with graded vesting are valued as single awards and the related compensation cost is recognized using a straight-line attribution method over the shorter of the vesting period or required service period adjusted for estimated forfeitures. We use the average stock price on the date of grant to determine the fair value of restricted stock awards paid. A liability, which is included in other credits, is recorded for stock appreciation rights, deferred compensation agreements and stock awards expected to be settled in cash, based on the average stock price at the end of each period until such awards are paid. The results for periods prior to June 1, 2006 have not been restated.

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

If we had applied the fair value recognition provision of SFAS No. 123, our net income and earnings per share for 2006 would have been adjusted to the following pro forma amounts.

2006
In thousands except per share
Net income
As reported	$8,102
Plus: stock-based compensation included in the determination of net income as reported, net of tax	2,839
Less: fair value of stock-based compensation, net of tax	(3,742)

Pro forma	$7,199

Basic earnings per share
As reported	$.35
Pro forma	.31

Diluted earnings per share
As reported	.35
Pro forma	.31

Recent Accounting Developments.    In March 2008, the Financial Accounting Standards Board issued SFAS No.161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” This standard applies to derivative instruments, nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133. It does not change the accounting for derivatives and hedging activities, but requires enhanced disclosures concerning the effect on the financial statements from their use. This SFAS is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Currently, we do not have any instruments that would be impacted by this standard.

In December 2007, the Financial Accounting Standards Board issued SFAS No. 141 (revised 2007), “Business Combinations.” This standard amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. It also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This SFAS is effective for us beginning June 1, 2009, and we will apply it prospectively to all business combinations subsequent to the effective date.

In December 2007, the Financial Accounting Standards Board issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51.” This standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also establishes disclosure requirements that clearly identify and distinguish between the controlling and noncontrolling interest and requires the separate disclosure of income attributable to controlling and noncontrolling interests. This SFAS is effective for us beginning June 1, 2009. We do not expect that the adoption of SFAS No. 160 will have a material impact on our consolidated financial statements.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” This standard permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. This SFAS is effective for us on June 1, 2008. At this time, we do not anticipate electing to use the fair value measures permitted by this standard.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. This SFAS is effective for us beginning June 1, 2008. We do not expect that the adoption of SFAS No. 157 will have a current material impact on our consolidated financial statements.

WORKING CAPITAL

Working capital totaled $171.7 million at May 31, 2008, compared to $127.9 million at May 31, 2007.

Receivables consist of:

	2008	2007
	In thousands
Accounts receivable	$142,749	$121,282
Notes receivable, including accrued interest	618	21,328
Refund claims and other	12,309	—

	$155,676	$142,610

Accounts receivable are presented net of allowances for doubtful receivables of $2.1 million at May 31, 2008 and $1.3 million at May 31, 2007. Provisions for bad debts charged to expense were $1.3 million in 2008, $400,000 in 2007 and $300,000 in 2006. Uncollectible accounts written off totaled $500,000 in 2008, $700,000 in 2007 and $900,000 in 2006. Notes receivable included in current receivables relate to routine sales of operating assets and real estate.

Inventories consist of:

	2008	2007
	In thousands
Finished products	$15,342	$12,190
Work in process	53,806	56,628
Raw materials	19,956	16,300

Total inventories at LIFO cost	89,104	85,118
Parts and supplies	41,077	36,349

Total inventories	$130,181	$121,467

Inventories are stated at cost (not in excess of market) with finished products, work in process and raw material inventories using the last-in, first-out (“LIFO”) method and parts and supplies inventories using the average cost method. If the average cost method (which approximates current replacement cost) had been used for all of these inventories, inventory values would have been higher by $32.6 million in 2008 and $27.0 million in 2007.

Accrued interest, wages and other consist of:

	2008	2007
	In thousands
Interest	$7,078	$7,029
Employee compensation	27,421	36,942
Income taxes	1,688	1,316
Property taxes and other	11,659	12,604

	$47,846	$57,891

LONG-TERM DEBT

Long-term debt consists of:

	2008	2007
	In thousands
Senior revolving credit facility expiring in 2012	$—	$15,000
Senior term loan due through 2012, interest rate 4.64% (LIBOR plus 2.25%)	150,000	—
Senior notes due 2013, interest rate 7.25%	250,000	250,000
Other	322	1,489

	400,322	266,489
Capital lease obligation	9,283	9,267
Less current portion	(7,725)	(1,340)

	$401,880	$274,416

Senior Revolving Credit Facility.    On August 15, 2007, we amended and restated our June 30, 2005 credit agreement. The amended and restated credit agreement continues to provide for a $200 million senior revolving credit facility, but the credit facility is no longer secured and the principal amount may be increased by up to an additional $100 million at our option, provided that the lenders that are parties to the amended and restated credit agreement and such additional lenders as are invited by us and approved by the administrative agent provide commitments for the additional principal amount. The credit facility expires on August 15, 2012. It includes a $50 million sub-limit for letters of credit. Any outstanding letters of credit are deducted from the borrowing availability under the facility. No borrowings were outstanding at May 31, 2008; however, $26.0 million of the facility was utilized to support letters of credit. Amounts drawn under the facility bear interest either at the LIBOR rate plus a margin of .75% to 2%, or at a base rate (which is the higher of the federal funds rate plus 0.5%

and the prime rate) plus a margin of up to 1%. The interest rate margins are subject to adjustments based on our leverage ratio. Commitment fees are payable currently at an annual rate of .25% on the unused portion of the facility. All of our consolidated subsidiaries have guaranteed our obligations under the credit facility. We may terminate the facility at any time.

The credit facility contains covenants restricting, among other things, prepayment or redemption of the senior notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. We are required to comply with certain financial tests and to maintain certain financial ratios, such as leverage and interest coverage ratios. We were in compliance with all of these loan covenants as of May 31, 2008.

Term Credit Agreement.    On March 20, 2008, we entered into a term credit agreement that provided for an unsecured $150 million senior term loan maturing through August 15, 2012. The net proceeds were used to repay borrowings outstanding under our senior revolving credit facility in the amount of $85 million, with the additional proceeds available for general corporate purposes. The outstanding principal amount of the term loan bears interest either at LIBOR rate plus a margin of 2.25% to 2.50% or at a base rate (which will be the higher of the federal funds rate plus 0.5% and the prime rate) plus a margin of 1.25% to 1.50%. The interest rate margins are based on our leverage ratio. We may repay the term loan at any time without penalty. We must mandatorily prepay the term loan in the amount of the net cash proceeds from issuances of any additional senior notes or from certain asset sales. All of our consolidated subsidiaries have guaranteed our obligations under the term credit agreement.

Similar to our senior revolving credit agreement, the term credit agreement contains a number of negative covenants restricting, among other things, prepayment or redemption of the senior notes, distributions and dividends on and repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. We are required to comply with certain financial tests and to maintain certain financial ratios, such as leverage and interest coverage ratios. We were in compliance with all of these loan covenants as of May 31, 2008.

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

Conversion and Redemption of Convertible Subordinated Debentures.    On June 5, 1998, we issued $206.2 million aggregate principal amount of 5.5% convertible subordinated debentures due June 30, 2028 (the “Debentures”). TXI Capital Trust I (the “Trust”), a Delaware business trust 100% owned by us, issued 4,000,000 of its 5.5% Shared Preference Redeemable Securities (“Preferred Securities”) to the public for gross proceeds of $200 million. The combined proceeds from the issuance of the Preferred Securities and the issuance to us of the common securities of the Trust were invested by the Trust in the Debentures which were the sole assets of the Trust. Each Preferred Security was convertible at any time prior to its redemption date at the option of the holder into shares of our common stock at a conversion rate of .97468 shares of our common stock for each Preferred Security. Upon redemption or conversion of the Preferred Securities a like aggregate principal amount of Debentures was redeemed or converted.

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

Refinancing in Connection with the Spin-off of Chaparral.    In connection with the spin-off of Chaparral in July 2005, we entered into new financing agreements and purchased the outstanding $600 million aggregate principal amount of our 10.25% senior notes due 2011 (“10.25% Senior Notes”). On July 6, 2005, we issued $250 million aggregate principal amount of our 7.25% senior notes due July 15, 2013 (“7.25% Senior Notes”) and entered into our senior secured revolving credit facility. In addition, Chaparral issued $300 million aggregate principal amount of its senior notes due 2013 (“Chaparral Senior Notes”) and entered into a separate senior secured revolving credit facility. Chaparral used the net proceeds from its note offering and borrowings under its credit facility to pay us a dividend of $341.1 million. We used the net proceeds from our offering of notes, the dividend paid by Chaparral and existing cash to purchase for cash all of our outstanding $600 million aggregate principal amount of 10.25% Senior Notes. We paid a total of $699.5 million to the holders of the 10.25% Senior Notes, which was comprised of $600 million of principal, $3.6 million of accrued interest and $95.9 million of premiums and consent fees. We recorded a charge of $107.0 million related to the early retirement of the 10.25% Senior Notes and former credit facility, consisting of $96.0 million in premiums or consent payments and transaction costs and a write-off of $11.0 million of debt issuance costs and interest rate swap gains and losses associated with the debt repaid. On July 29, 2005, Chaparral became an independent, public company and we have no obligations with respect to Chaparral’s long-term debt. Chaparral is not a guarantor of any of our indebtedness nor are we a guarantor of any Chaparral indebtedness.

Other.    As part of our project to expand and modernize our Oro Grande, California cement plant, we entered into a long-term contract with a power supplier which includes the construction of certain power facilities at the plant. We have recorded additions to property, plant and equipment of $200,000 in 2008 and $9.3 million in 2007 representing the fair market value of the power facilities and the related capital lease obligation included in the power supply contract.

Required principal payments on long-term debt, excluding the capital lease obligation, for each of the five succeeding years, are $7.5 million for 2009, $7.5 million for 2010, $30.0 million for 2011, $30.0 million for 2012 and $75.0 million for 2013. The total amount of interest paid was $24.9 million in 2008, $25.7 million in 2007 and $55.7 million in 2006. Interest capitalized was $26.5 million in 2008, $12.9 million in 2007 and $1.5 million in 2006.

COMMITMENTS

Operating Leases.    We lease certain mobile and other equipment, office space and other items which in the normal course of business may be renewed or replaced by subsequent leases. Total expense for such operating leases (other than for mineral rights) amounted to $20.1 million in 2008, $18.6 million in 2007 and $20.8 million in 2006. Non-cancelable operating leases with an initial or remaining term of more than one year totaled $72.9 million at May 31, 2008. Estimated lease payments for each of the five succeeding years are $19.8 million, $12.9 million, $14.1 million, $9.5 million and $10.5 million.

Purchase Obligations.    We purchase coal and other materials for use in our cement and expanded shale and clay plants under long-term contracts that require minimum amounts of material be purchased. We expect to utilize these required amounts in the normal course of business operations. In addition, we purchase in the normal course of business mining services for use at our north Texas cement plant under a long-term contract that contains provisions for minimum payments. Total cost incurred under these contracts was $39.2 million in 2008, $34.3 million in 2007 and $7.1 million in 2006. Future minimum payments, which exclude transportation surcharges that may be imposed under certain circumstances total $27.5 million for 2009, $7.7 million for 2010 and $100,000 for 2011.

In October 2007, we commenced construction on a project to expand our Hunter, Texas cement plant. We currently expect the Hunter project will cost from $325 million to $350 million, excluding estimated capitalized interest of $30 million related to the project. As of May 31, 2008, we have expended $76.3 million, excluding capitalized interest of $1.9 million related to the project. We currently expect to begin the startup and commissioning process during the winter of fiscal year 2010.

In May 2008, we completed construction on a project to expand and modernize our Oro Grande, California cement plant at a total cost of approximately $427 million, excluding capitalized interest of $38.9 million related to the project. In addition, we have entered into a long-term contract with a power supplier which includes the construction of certain power facilities at the plant. We recognized a capital lease obligation of $9.5 million related to payment obligations under the power supply contract related to these facilities. The total commitment under the contract, including maintenance services to be provided by the power supplier, related to these facilities totaled $29.6 million at May 31, 2008. Payments for each of the five succeeding years are $1.6 million per year.

SHAREHOLDERS’ EQUITY

Common stock at May 31 consists of:

	2008	2007
	In thousands
Shares authorized	100,000	40,000
Shares outstanding	27,493	27,323
Shares reserved for stock options and other	3,109	3,334

There are authorized 100,000 shares of Cumulative Preferred Stock, no par value, of which 20,000 shares are designated $5 Cumulative Preferred Stock (Voting), redeemable at $105 per share and entitled to $100 per share upon dissolution. An additional 40,000 shares are designated Series B Junior Participating Preferred Stock. The Series B Preferred Stock is not redeemable and ranks, with respect to the payment of dividends and the distribution of assets, junior to (i) all other series of the Preferred Stock unless the terms of any other series shall provide otherwise and (ii) the $5 Cumulative Preferred Stock. No shares of Cumulative Preferred Stock or Series B Junior Participating Preferred Stock were outstanding as of May 31, 2008. Pursuant to a Rights Agreement, in November 2006, we distributed a dividend of one preferred share purchase right for each outstanding share of our Common Stock. Each right entitles the holder to purchase from us one one-thousandth of a share of the Series B Junior Participating Preferred Stock at a price of $300, subject to adjustment. The rights will expire on November 1, 2016 unless the date is extended or the rights are earlier redeemed or exchanged by us pursuant to the Rights Agreement.

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

Options become exercisable in installments beginning one year after the date of grant and expire ten years after the date of grant. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. Options with graded vesting are valued as single awards and the compensation cost recognized using a straight-line attribution method over the shorter of the vesting period or required service period adjusted for estimated forfeitures. The following table sets forth the information about the weighted-average grant date fair value of options granted during the three years ended May 31, 2008 and the weighted-average assumptions used for such grants.

	2008	2007	2006
Weighted average grant date fair value	$17.59	$27.61	$20.46
Weighted average assumptions used:
Expected volatility	.317	.330	.338
Expected lives	6.1	6.0	6.4
Risk-free interest rates	3.21%	4.78%	4.31%
Expected dividend yields	.59%	.43%	.58%

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

A summary of option transactions for the three years ended May 31, 2008, follows:

	Shares Under Option	Weighted-Average Option Price
Outstanding at May 31, 2005	1,736,050	$33.48
Spin-off share adjustment	443,462	—
Granted	223,500	51.71
Exercised	(452,647)	24.62
Canceled	(367,272)	32.28

Outstanding at May 31, 2006	1,583,093	29.48
Granted	203,350	70.18
Exercised	(296,940)	23.08
Canceled	(6,468)	38.06

Outstanding at May 31, 2007	1,483,035	36.31
Granted	212,850	50.63
Exercised	(212,821)	30.01
Canceled	(18,233)	54.49

Outstanding at May 31, 2008	1,464,831	$39.08

Non-vested options held by Chaparral’s employees and directors were canceled on July 29, 2005 in connection with the spin-off of Chaparral. Options held by our continuing employees and directors and vested options held by Chaparral’s employees and directors were adjusted based on the closing share prices of us and Chaparral on July 29, 2005.

Options exercisable at May 31 were 892,271 shares for 2008, 841,078 shares for 2007 and 880,088 shares for 2006 at a weighted-average option price of $28.57, $26.90 and $25.15, respectively. The following table summarizes information about stock options outstanding as of May 31, 2008.

	Range of Exercise Prices
	$16.04-$27.39	$31.15-$45.86	$50.63-$70.18
Options outstanding
Shares outstanding	563,909	294,072	606,850
Weighted-average remaining life in years	4.00	4.34	8.64
Weighted-average exercise price	$19.06	$39.90	$57.28
Options exercisable
Shares exercisable	563,909	218,002	110,360
Weighted-average remaining life in years	4.00	3.55	7.98
Weighted-average exercise price	$19.06	$38.12	$58.32

Outstanding options expire on various dates to January 16, 2018. Shares reserved for future awards under the 2004 Plan totaled 1,630,480 at May 31, 2008.

As of May 31, 2008, the aggregate intrinsic value (the difference in the closing market price of our common stock of $72.90 and the exercise price to be paid by the optionee) of stock options outstanding was $49.5 million. The aggregate intrinsic value of exercisable stock options at that date was $39.6 million. The total intrinsic value for options exercised (the difference in the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) was $6.9 million in 2008, $12.7 million in 2007 and $14.1 million in 2006.

We have provided additional stock-based compensation to employees and directors under stock appreciation rights contracts, deferred compensation agreements, restricted stock payments and a former stock awards program. At May 31, 2008, outstanding stock appreciation rights totaled 155,979 shares, deferred compensation agreements to be settled in cash totaled 98,859 shares, deferred compensation agreements to be settled in common stock totaled 7,012 shares, unvested restricted stock payments totaled 18,667 shares and stock awards totaled 6,426 shares. Other credits included $14.4 million at May 31, 2008 and $17.9 million at May 31, 2007 representing accrued compensation which is expected to be settled in cash.

Total stock-based compensation included in selling, general and administrative expense was $2.4 million in 2008, $13.9 million in 2007 and $4.4 million in 2006. The impact of changes in our company’s stock price on stock-based awards accounted for as liabilities reduced stock-based compensation $2.6 million in 2008 and increased stock-based compensation $9.9 million in 2007 and $3.7 million in 2006. The total tax expense or benefit recognized in our statements of operations for stock-based compensation was an expense of less than $100,000 in 2008 and a benefit of $4.5 million in 2007 and $1.6 million in 2006. The total tax benefit realized for stock-based compensation was $3.3 million in 2008, $1.7 million in 2007 and $10.7 million in 2006.

As of May 31, 2008, $10.4 million of total unrecognized compensation cost related to stock options, stock appreciation rights contracts, restricted stock payments and stock awards is expected to be recognized. We currently expect to recognize approximately $3.8 million of this stock-based compensation expense in 2009, $2.9 million in 2010, $2.0 million in 2011, $1.2 million in 2012, $400,000 in 2013 and thereafter an aggregate of $100,000.

INCENTIVE PLANS

All personnel employed as of May 31 and not subject to production-based incentive awards share in our pretax income for the year then ended based on predetermined formulas. The duration of most of the plans is one year. Certain executives are additionally covered under a three-year plan. All plans are subject to annual review by the Compensation Committee of the Board of Directors. Incentive compensation included in selling, general and administrative expense was $18.7 million in 2008, $27.5 million in 2007 and $19.3 million in 2006.

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

Effective May 31, 2007, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This standard requires the recognition in pension obligations and accumulated other comprehensive income of actuarial gains or losses, prior service costs or credits and transition assets or obligations that had previously been deferred. As a result of the adoption of SFAS No. 158 we recorded an adjustment of approximately $1.5 million (net of tax of $900,000) to accumulated other comprehensive loss effective May 31, 2007.

The pretax 2008 changes in accumulated comprehensive income consist of the following:

	Pension Benefits	Other Benefits
	In thousands
Net actuarial loss at beginning of year	$6,429	$8,358
Amortization of actuarial loss	(220)	(656)
Current period net actuarial loss (gain)	4,473	(227)
Curtailments	(54)	(70)

Net actuarial loss at the end of year	$10,628	$7,405

Net prior service credit at beginning of year	$—	$(8,112)
Amortization of prior service credit	—	845
Plan amendments	—	95
Curtailments	—	436

Net prior service credit at the end of year	$—	$(6,736)

The pretax amounts in accumulated other comprehensive income expected to be recognized as components of net periodic postretirement benefit cost in 2009 are as follows:

	Pension Benefits	Other Benefits
	In thousands
Net actuarial loss	$699	$672
Prior service credit	—	(785)

	$699	$(113)

Riverside Defined Benefit Plans.    Our defined benefit pension plan and postretirement health benefit plan were changed effective June 24, 2007 such that a newly hired union employee is no longer eligible to participate in the pension plan and is not eligible for postretirement medical and/or life insurance benefits. For existing union employees retiring on or after June 24, 2007, the limit on the total annual cost of the retiree’s and dependent’s health insurance to be paid by us was increased. In addition, work force reductions occurred in connection with the start up of our new Oro Grande cement plant resulting in a curtailment of pension and postretirement health plan benefits. Approximately $400,000 in prior service cost credits related to the postretirement health benefit plan was immediately recognized.

The amount of the defined benefit pension plan and postretirement health benefit plan expense charged to costs and expenses was as follows:

	Defined Pension Benefit			Health Benefit
	2008	2007	2006	2008	2007	2006
	In thousands
Service cost	$576	$493	$572	$121	$99	$107
Interest cost	2,780	2,724	2,496	398	368	346
Expected return on plan assets	(3,526)	(3,040)	(2,764)	—	—	—
Amortization of prior service credit	—	—	—	(845)	(845)	(846)
Amortization of net actuarial loss	220	426	1,054	656	599	739
Curtailments	—	—	—	(436)	—	—

	$50	$603	$1,358	$(106)	$221	$346

Weighted average assumptions used to determine net cost
Assumed discount rate	6.15%	6.50%	5.40%	6.15%	6.50%	5.40%
Assumed long-term rate of return on pension plan assets	8.50%	8.50%	8.50%	—	—	—
Average long-term pay progression	3.00%	3.00%	3.00%	—	—	—

Unrecognized prior service costs and credits and actuarial gains or losses for these plans are recognized in a systematic manner over the remaining service periods of active employees expected to receive benefits under these plans.

We contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts as are considered appropriate. We do not expect to make a contribution in 2009.

Obligation and asset data for the defined benefit pension plan and postretirement health benefit plan at May 31 were as follows:

	Defined Pension Benefit		Health Benefit
	2008	2007	2008	2007
	In thousands
Change in projected benefit obligation
Benefit obligation at beginning of year	$45,723	$42,509	$6,524	$5,765
Service cost	576	493	121	99
Interest cost	2,780	2,724	398	368
Participant contributions	—	—	201	155
Benefits paid	(2,520)	(2,261)	(417)	(394)
Actuarial loss (gain)	1,194	2,258	(70)	531
Plan amendments	—	—	95	—
Curtailments	(54)	—	(227)	—

Benefit obligation at end of year	$47,699	$45,723	$6,625	$6,524

Change in plan assets
Fair value of plan assets at beginning of year	$41,950	$33,925	$—	$—
Actual return on plan assets	248	7,686	—	—
Employer contributions	900	2,600	216	239
Benefits paid	(2,520)	(2,261)	(216)	(239)

Fair value of plan assets at end of year	$40,578	$41,950	$—	$—

Benefit obligation/funded status at end of year	$(7,121)	$(3,773)	$(6,625)	$(6,524)

Weighted average assumptions used to determine benefit obligations
Assumed discount rate	6.70%	6.15%	6.71%	6.15%
Average long-term pay progression	3.00%	3.00%	—	—

Accumulated benefit obligation for the defined benefit pension plan was $44.2 million at May 31, 2008 and $43.5 million at May 31, 2007.

The estimated future benefit payments under the defined benefit pension plan for each of the five succeeding years are $2.4 million, $2.6 million, $2.8 million, $3.0 million and $3.2 million and for the five-year period thereafter an aggregate of $19.0 million.

The plan fiduciaries set the long-term strategic investment objectives for the defined benefit pension plan assets. The objectives include preserving the funded status of the trust and balancing risk and return. Investment performance and plan asset mix are periodically reviewed with external consultants. Plan assets are currently allocated to the fixed income and equity categories of investments in a manner that varies in the short term, but has a long term objective of averaging approximately 60% in equity securities and 40% in fixed income securities. Within these categories, investments are allocated to multiple asset classes. The expected long-term rate of return on plan assets of 8.25% for 2008 was determined by considering historical and expected returns for each asset class and the effect of periodic asset rebalancing and, for underperforming assets, reallocation. The current allocation of plan assets has both a long-term and a short-term historical rate of return that exceeds the plan objectives. While historical returns are not guarantees of future performance, these allocations are expected to meet the objectives of the plan.

The actual defined benefit pension plan asset allocation at May 31, 2008 and 2007, and the target asset allocation for 2009, by asset category were as follows

% of Plan Assets	2008	2007	Target 2009
Equity securities	62%	61%	60%
Fixed income securities	38%	39%	40%

	100%	100%	100%

The assumed health care cost trend rates attributed to all participant age groups were 8% for 2008 declining to an ultimate trend rate of 6% in 2010. Increasing or decreasing health care cost trend rates by one percentage point would have increased or decreased the health benefit obligation at May 31, 2008 by approximately $300,000 and the 2008 plan expense by approximately $20,000.

The estimated future benefit payments under the postretirement health benefit plan for each of the five succeeding years are $400,000, $400,000, $400,000, $400,000 and $500,000 and for the five-year period thereafter an aggregate of $2.6 million.

Financial Security Defined Benefit Plans.    The amount of financial security plan benefit expense and the projected financial security plan benefit obligation are determined using assumptions as of the end of the year. The weighted-average discount rate used was 6.70% in 2008 and 6.15% in 2007. Actuarial gains or losses are recognized when incurred, and therefore, the end of year benefit obligation is the same as the accrued benefit costs recognized in the consolidated balance sheet. The amount of financial security plan benefit expense charged to costs and expenses was as follows:

	2008	2007	2006
	In thousands
Service cost	$3,045	$2,286	$1,949
Interest cost	1,950	1,762	1,673
Recognized actuarial loss (gain)	1,337	(401)	—
Participant contributions	(389)	(324)	(306)

	$5,943	$3,323	$3,316

The following provides a reconciliation of the financial security plan benefit obligation.

	2008	2007
	In thousands
Change in projected benefit obligation
Benefit obligation at beginning of year	$29,297	$28,162
Service cost	3,045	2,286
Interest cost	1,950	1,762
Recognized actuarial loss (gain)	1,337	(401)
Benefits paid	(2,387)	(2,512)

Benefit obligation/funded status at end of year	$33,242	$29,297

The estimated future benefit payments under the financial security plans for each of the five succeeding years are $2.8 million, $3.1 million, $3.0 million, $2.5 million and $3.0 million and for the five-year period thereafter an aggregate of $20.7 million.

Defined Contribution Plans.    Substantially all of our employees are covered by a series of defined contribution retirement plans. The amount of pension expense charged to costs and expenses for these plans was $6.0 million in 2008, $5.5 million in 2007 and $4.4 million in 2006. It is our policy to fund the plans to the extent of charges to income.

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

The provisions (benefit) for income taxes are composed of:

	2008	2007	2006
	In thousands
Current	$19,692	$38,230	$(14,806)
Deferred	19,567	11,354	6,581

	$39,259	$49,584	$(8,225)

A reconciliation of income taxes at the federal statutory rate to the preceding provisions (benefit) follows:

	2008	2007	2006
	In thousands
Taxes at statutory rate	$44,336	$52,672	$(3,085)
Additional depletion	(6,603)	(6,869)	(6,109)
State income taxes	1,798	3,761	(1,154)
Nontaxable insurance benefits	(463)	(900)	(863)
Spin-off and debt conversion costs	—	520	2,316
Qualified domestic production activities	(1,225)	(1,071)	—
Stock-based compensation	882	646	—
Other—net	534	825	670

	$39,259	$49,584	$(8,225)

The components of the net deferred tax liability at May 31 are summarized below.

	2008	2007
	In thousands
Deferred tax assets
Deferred compensation	$18,114	$17,861
Inventory costs	5,892	1,465
Accrued expenses not currently tax deductible	6,542	7,215
Other comprehensive income	4,161	2,458
Alternative minimum tax credit carryforward	1,259	6,152
Other	2,628	1,862

Total deferred tax assets	38,596	37,013
Deferred tax liabilities
Property, plant and equipment	47,391	34,183
Goodwill	13,085	12,045
Deferred real estate gains	13,625	9,681
Other	1,697	1,257

Total deferred tax liabilities	75,798	57,166

Net deferred tax liability	37,202	20,153
Less current deferred tax asset	(8,489)	(7,271)

Long-term deferred tax liability	$45,691	$27,424

We made income tax payments of $26.8 million in 2008, $34.3 million in 2007 and $4.3 million in 2006, and received income tax refunds of $600,000 in 2008 and $8.4 million in 2007.

As of May 31, 2008, we had an alternative minimum tax credit carryforward of $1.3 million. The credit, which does not expire, is available for offset against future regular federal income tax. Management believes it is more likely than not that its deferred tax assets will be realized.

The American Jobs Creation Act of 2004, among other things, allows a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. We realized a benefit of $1.2 million in 2008 and $1.1 million in 2007, but did not realize a benefit in 2006 because of a taxable loss for the year.

In addition to our federal income tax return, we file income tax returns in various state jurisdictions. We are no longer subject to federal or state income tax examinations by tax authorities for years prior to 2004. Our federal income tax returns for 2004 through 2006 are currently under examination. We anticipate that the examination will be completed in fiscal year 2009, and that any adjustments that may result from this examination would not have a material effect on our financial position or results of operations.

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

In March 2008, the South Coast Air Quality Management District, or SCAQMD, informed one of our subsidiaries, Riverside Cement Company (Riverside), that it believes that dust blowing from open stockpiles of gray clinker or other operations at our Crestmore plant in Riverside, California caused the level of hexavalent chromium, or chrome 6, in the vicinity of the plant to be elevated above ambient air levels. Chrome 6 has been identified by the State of California as a carcinogen. In late April 2008, a lawsuit was filed in Riverside County Superior Court styled Virginia Shellman et al. v. Riverside Cement Holdings Company et al. The lawsuit purports to be a class action complaint for medical monitoring for a putative class defined as individuals who were allegedly exposed to hexavalent chromium emissions from our Crestmore cement plant in Riverside, California. The complaint alleges an increased risk of future illness due to the exposure to chrome 6 and other toxic chemicals. The suit requests, among other things, punitive and exemplary damages and establishment and funding of a medical testing and monitoring program for the class until their exposure to chrome 6 is no longer a threat to their health. We will defend vigorously against the Shellman suit but no discovery has occurred, and we cannot predict what liability, if any, may arise from the complaint. We also cannot predict whether any other suits may be filed by individuals alleging damages due to injuries to their person or property caused by claimed exposure to chrome 6. As of the date of this report, we are not aware that any such lawsuits have been filed, but there can be no assurances that such suits will not be filed, nor can we currently predict what liability, if any, could arise from any such suits.

On July 3, 2008 the California Attorney General and the Riverside County District Attorney filed a complaint styled The People of the State of California v. TXI Riverside, Inc., TXI California, Inc. and Riverside Cement Holdings Company. The complaint against the two general partners in Riverside Cement Company and a subsidiary of Riverside Cement Company alleges that the defendants failed to warn persons of exposure to chrome 6 under California’s Safe Drinking Water and Toxic Enforcement Act of 1986, which is known as Proposition 65. It further alleges that defendants have known since at least 2006 that the clinker at the Crestmore plant contains chrome 6, causing exposure to persons present in the surrounding area. The complaint also alleges that knowingly and intentionally exposing individuals to chrome 6 without first giving warning to them violates Proposition 65 and constitutes unfair competition within the meaning of the California Business and Professions Code. The complaint requests the award of civil penalties and injunctive relief. We will vigorously defend the suit but no discovery has occurred, and we cannot predict what liability, if any, could arise from the complaint.

We are defendants in other lawsuits which arose in the normal course of business. In management’s judgment the ultimate liability, if any, from such other legal proceedings will not have a material effect on the consolidated financial position or results of operations.

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

The following is a summary of operating results and certain other financial data for our business segments.

	2008	2007	2006
	In thousands
Net sales
Cement
Sales to external customers	$415,448	$426,037	$398,210
Intersegment sales	80,537	78,886	73,272
Aggregates
Sales to external customers	248,245	238,299	224,336
Intersegment sales	45,852	35,659	31,773
Consumer products
Sales to external customers	365,161	331,914	321,376
Intersegment sales	4,072	3,861	16,082
Eliminations	(130,461)	(118,406)	(121,127)

Total net sales	$1,028,854	$996,250	$943,922

Segment operating profit
Cement	$101,498	$172,331	$110,953
Aggregates	56,092	31,251	48,339
Consumer products	11,583	9,846	10,349
Unallocated overhead and other income—net	(9,967)	(11,728)	(10,181)

Total segment operating profit	159,206	201,700	159,460
Corporate
Selling, general and administrative expense	(33,892)	(45,194)	(39,110)
Interest	(2,505)	(14,074)	(31,155)
Loss on debt retirements and spin-off charges	—	(48)	(113,247)
Other income	3,864	8,107	15,238

Income (loss) from continuing operations before income taxes	$126,673	$150,491	$(8,814)

Identifiable assets
Cement	$1,041,766	$775,229	$511,944
Aggregates	209,216	209,614	168,237
Consumer products	120,063	102,916	89,342
Corporate	143,914	174,477	311,047

Total assets	$1,514,959	$1,262,236	$1,080,570

Depreciation, depletion and amortization
Cement	$25,539	$23,131	$23,525
Aggregates	21,272	16,196	14,034
Consumer products	7,998	6,493	6,181
Corporate	768	536	1,215

Total depreciation, depletion and amortization	$55,577	$46,356	$44,955

	2008	2007	2006
	In thousands
Capital expenditures
Cement	$266,530	$231,036	$88,725
Aggregates	32,437	64,437	12,837
Consumer products	12,190	19,691	7,729
Corporate	1,368	2,494	954

Total capital expenditures	$312,525	$317,658	$110,245

Net sales by product
Cement	$388,136	$403,493	$374,322
Stone, sand and gravel	127,399	124,491	114,692
Ready-mix concrete	310,170	277,725	264,967
Other products	118,347	111,691	109,775
Delivery fees	84,802	78,850	80,166

Total net sales	$1,028,854	$996,250	$943,922

All sales were made in the United States during the periods presented with no single customer representing more than 10 percent of sales. All of our identifiable assets are located in the United States.

Cement segment operating profit in 2008 includes $3.9 million from the sale of emission credits associated with our California cement operations. In addition, cement segment operating profit in 2007 includes $19.8 million representing distributions which we received pursuant to agreements that settled a 16-year dispute over the U.S. antidumping duty order on cement imports from Mexico.

Aggregates segment operating profit in 2008 includes gains of $15.2 million from sales of operating assets and real estate associated with our aggregate operations in South Louisiana and North Texas. In addition, aggregates segment operating profit in 2006 includes a gain of $24.0 million from the sale of real estate associated with our expanded shale and clay aggregate operations in south Texas.

Cement capital expenditures, including capitalized interest, incurred in connection with the expansion and modernization of our Oro Grande, California cement plant were $176.0 million in 2008, $208.4 million in 2007 and $73.2 million in 2006. In addition, cement capital expenditures, including capitalized interest, incurred in connection with the expansion of our Hunter, Texas cement plant were $71.6 million in 2008, $6.5 million in 2007 and $200,000 in 2006. Other capital expenditures incurred represent normal replacement and technological upgrades of existing equipment and acquisitions to sustain existing operations in each segment.

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

Interest expense has been allocated to discontinued operations based on the amount of our consolidated debt attributable to the steel operations. The total amount of interest allocated was $5.4 million in 2006.

The following is a summary of operating results for discontinued operations through July 29, 2005.

2006(a)
In thousands
Net sales	$198,893
Costs and expenses	185,509

Income before income taxes	13,384
Income taxes	4,693

Income from discontinued operations	$8,691

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

	Texas Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	In thousands
Condensed consolidating balance sheet at May 31, 2008

Cash and cash equivalents	$34,675	$4,852	$—	$—	$39,527
Receivables—net	—	155,676	—	—	155,676
Intercompany receivables	232,683	18,765	—	(251,448)	—
Inventories	—	130,181	—	—	130,181
Deferred income taxes and prepaid expenses	12,821	17,577	—	—	30,398

Total current assets	280,179	327,051	—	(251,448)	355,782

Goodwill	—	60,110	—	—	60,110
Real estate and investments	6,000	53,971	—	—	59,971
Deferred charges and other	7,483	3,849	—	—	11,332
Investment in subsidiaries	924,530	—	—	(924,530)	—
Long-term intercompany receivables	50,000	—	—	(50,000)	—
Property, plant and equipment—net	—	1,027,764	—	—	1,027,764

Total assets	$1,268,192	$1,472,745	$—	$(1,225,978)	$1,514,959

Accounts payable	$64	$128,433	$—	$—	$128,497
Intercompany payables	18,765	232,683	—	(251,448)	—
Accrued interest, wages and other	12,358	35,488	—	—	47,846
Current portion of long-term debt	7,500	225	—	—	7,725

Total current liabilities	38,687	396,829	—	(251,448)	184,068

Long-term debt	392,822	9,058	—	—	401,880
Long-term intercompany payables	—	50,000	—	(50,000)	—
Deferred income taxes and other credits	20,170	92,328	—	—	112,498
Shareholders’ equity	816,513	924,530	—	(924,530)	816,513

Total liabilities and shareholders’ equity	$1,268,192	$1,472,745	$—	$(1,225,978)	$1,514,959

	Texas Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	In thousands
Condensed consolidating balance sheet at May 31, 2007

Cash and cash equivalents	$6,095	$9,043	$—	$—	$15,138
Receivables—net	—	142,610	—	—	142,610
Intercompany receivables	50,296	18,761	—	(69,057)	—
Inventories	—	121,467	—	—	121,467
Deferred income taxes and prepaid expenses	3,277	14,344	—	—	17,621

Total current assets	59,668	306,225	—	(69,057)	296,836

Goodwill	—	58,395	—	—	58,395
Real estate and investments	104,980	6,434	—	—	111,414
Deferred charges and other	7,180	4,189	—	—	11,369
Investment in subsidiaries	816,831	—	—	(816,831)	—
Long-term intercompany receivables	50,000	—	—	(50,000)	—
Property, plant and equipment—net	—	784,222	—	—	784,222

Total assets	$1,038,659	$1,159,465	$—	$(935,888)	$1,262,236

Accounts payable	$77	$109,672	$—	$—	$109,749
Intercompany payables	18,761	50,296	—	(69,057)	—
Accrued interest, wages and other	10,457	47,434	—	—	57,891
Current portion of long-term debt	1,135	205	—	—	1,340

Total current liabilities	30,430	207,607	—	(69,057)	168,980

Long-term debt	265,354	9,062	—	—	274,416
Long-term intercompany payables	—	50,000	—	(50,000)	—
Deferred income taxes and other credits	14,393	75,965	—	—	90,358
Shareholders’ equity	728,482	816,831	—	(816,831)	728,482

Total liabilities and shareholders’ equity	$1,038,659	$1,159,465	$—	$(935,888)	$1,262,236

Condensed consolidating statement of operations for year ended May 31, 2008

Net sales	$—	$1,028,854	$—	$—	$1,028,854
Cost of products sold	—	835,019	—	—	835,019

Gross profit	—	193,835	—	—	193,835

Selling, general and administrative	8,663	87,557	—	—	96,220
Interest	28,159	3,500	—	(29,154)	2,505
Loss on debt retirements and spin-off charges	—	—	—	—	—
Other income	(503)	(31,060)	—	—	(31,563)
Intercompany other income	(3,500)	(25,654)	—	29,154	—

	32,819	34,343	—	—	67,162

Income (loss) before the following items	(32,819)	159,492	—	—	126,673
Income taxes (benefit)	(12,859)	52,118	—	—	39,259

	(19,960)	107,374	—	—	87,414

Income from discontinued operations—net of income taxes	—	—	—	—	—
Equity in earnings of subsidiaries	107,374	—	—	(107,374)	—

Net income	$87,414	$107,374	$—	$(107,374)	$87,414

	Texas Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	In thousands
Condensed consolidating statement of operations for year ended May 31, 2007

Net sales	$—	$996,250	$—	$—	$996,250
Cost of products sold	—	760,160	—	—	760,160

Gross profit	—	236,090	—	—	236,090

Selling, general and administrative	11,173	96,933	—	—	108,106
Interest	26,872	57	—	(12,855)	14,074
Loss on debt retirements and spin-off charges	48	—	—	—	48
Other income	(4,119)	(32,510)	—	—	(36,629)
Intercompany other income	(3,500)	(9,355)	—	12,855	—

	30,474	55,125	—	—	85,599

Income (loss) before the following items	(30,474)	180,965	—	—	150,491
Income taxes (benefit)	(11,293)	60,877	—	—	49,584

	(19,181)	120,088	—	—	100,907

Income from discontinued operations—net of income taxes	—	—	—	—	—
Equity in earnings of subsidiaries	120,088	—	—	(120,088)	—

Net income	$100,907	$120,088	$—	$(120,088)	$100,907

Condensed consolidating statement of operations for year ended May 31, 2006

Net sales	$—	$943,922	$—	$—	$943,922
Cost of products sold	—	766,941	—	—	766,941

Gross profit	—	176,981	—	—	176,981

Selling, general and administrative	4,736	83,927	—	—	88,663
Interest	32,665	1,990	—	(3,500)	31,155
Loss on debt retirements and spin-off charges	113,247	—	—	—	113,247
Other income	(5,823)	(41,447)	—	—	(47,270)
Intercompany other income	(3,500)	—	—	3,500	—

	141,325	44,470	—	—	185,795

Income (loss) before the following items	(141,325)	132,511	—	—	(8,814)
Income taxes (benefit)	(49,929)	41,704	—	—	(8,225)

	(91,396)	90,807	—	—	(589)

Income from discontinued operations—net of income taxes	—	(176)	8,867	—	8,691
Equity in earnings of subsidiaries	99,498	—	—	(99,498)	—

Net income	$8,102	$90,631	$8,867	$(99,498)	$8,102

	Texas Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	In thousands
Condensed consolidating statement of cash flows for year ended May 31, 2008

Operating activities
Cash provided by continuing operating activities	$(200,685)	$302,240	$—	$—	$101,555
Cash used by discontinued operating activities	—	—	—	—	—

Net cash provided by operating activities	(200,685)	302,240	—	—	101,555

Investing activities
Capital expenditures—expansions	—	(247,552)	—	—	(247,552)
Capital expenditures—other	—	(64,973)	—	—	(64,973)
Cash designated for property acquisitions	—	(28,733)	—	—	(28,733)
Proceeds from asset disposals	—	34,922	—	—	34,922
Purchases of short-term investments	—	—	—	—	—
Sales of short-term investments	—	—	—	—	—
Investments in life insurance contracts	99,203	—	—	—	99,203
Intercompany investing activities	—	—	—	—	—
Other—net	—	101	—	—	101

Cash used by continuing investing activities	99,203	(306,235)	—	—	(207,032)
Cash used by discontinued investing activities	—	—	—	—	—

Net cash used by investing activities	99,203	(306,235)	—	—	(207,032)

Financing activities
Long-term borrowings	366,000	—	—	—	366,000
Debt retirements	(232,170)	(196)	—	—	(232,366)
Debt issuance costs	(2,160)	—	—	—	(2,160)
Debt retirement costs	—	—	—	—	—
Stock option exercises	3,315	—	—	—	3,315
Excess tax benefits from stock-based compensation	3,299	—	—	—	3,299
Common dividends paid	(8,222)	—	—	—	(8,222)

Cash provided (used) by continuing financing activities	130,062	(196)	—	—	129,866
Cash provided by discontinued financing activities	—	—	—	—	—

Net cash provided (used) by financing activities	130,062	(196)	—	—	129,866

Increase (decrease) in cash and cash equivalents	28,580	(4,191)	—	—	24,389

Cash and cash equivalents at beginning of year	6,095	9,043	—	—	15,138

Cash and cash equivalents at end of year	$34,675	$4,852	$—	$—	$39,527

	Texas Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	In thousands
Condensed consolidating statement of cash flows for year ended May 31, 2007

Operating activities
Cash provided by continuing operating activities	$(129,957)	$315,915	$—	$—	$185,958
Cash used by discontinued operating activities	—	—	—	—	—

Net cash provided by operating activities	(129,957)	315,915	—	—	185,958

Investing activities
Capital expenditures—expansions	—	(214,878)	—	—	(214,878)
Capital expenditures—other	—	(102,780)	—	—	(102,780)
Cash designated for property acquisitions	—	—	—	—	—
Proceeds from asset disposals	—	5,552	—	—	5,552
Purchases of short-term investments	(8,500)	—	—	—	(8,500)
Sales of short-term investments	59,000	—	—	—	59,000
Investments in life insurance contracts	(6,061)	—	—	—	(6,061)
Intercompany investing activities	—	—	—	—	—
Other—net	—	(336)	—	—	(336)

Cash used by continuing investing activities	44,439	(312,442)	—	—	(268,003)
Cash used by discontinued investing activities	—	—	—	—	—

Net cash used by investing activities	44,439	(312,442)	—	—	(268,003)

Financing activities
Long-term borrowings	38,000	—	—	—	38,000
Debt retirements	(25,521)	—	—	—	(25,521)
Debt issuance costs	—	—	—	—	—
Debt retirement costs	(6)	—	—	—	(6)
Stock option exercises	6,394	—	—	—	6,394
Excess tax benefits from stock-based compensation	1,694	—	—	—	1,694
Common dividends paid	(7,517)	—	—	—	(7,517)

Cash provided (used) by continuing financing activities	13,044	—	—	—	13,044
Cash provided by discontinued financing activities	—	—	—	—	—

Net cash provided (used) by financing activities	13,044	—	—	—	13,044

Increase (decrease) in cash and cash equivalents	(72,474)	3,473	—	—	(69,001)

Cash and cash equivalents at beginning of year	78,569	5,570	—	—	84,139

Cash and cash equivalents at end of year	$6,095	$9,043	$—	$—	$15,138

	Texas Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	In thousands
Condensed consolidating statement of cash flows for year ended May 31, 2006

Operating activities
Cash provided by continuing operating activities	$4,499	$81,783	$—	$11,087	$97,369
Cash used by discontinued operating activities	—	—	3,309	(11,087)	(7,778)

Net cash provided by operating activities	4,499	81,783	3,309	—	89,591

Investing activities
Capital expenditures—expansions	—	(73,384)	—	—	(73,384)
Capital expenditures—other	—	(36,861)	—	—	(36,861)
Cash designated for property acquisitions	—	—	—	—	—
Proceeds from asset disposals	—	23,107	—	—	23,107
Purchases of short-term investments	(50,500)	—	—	—	(50,500)
Sales of short-term investments	—	—	—	—	—
Investments in life insurance contracts	(4,366)	—	—	—	(4,366)
Intercompany investing activities	341,139	—	—	(341,139)	—
Other—net	—	612	—	—	612

Cash used by continuing investing activities	286,273	(86,526)	—	(341,139)	(141,392)
Cash used by discontinued investing activities	—	—	(343,896)	341,139	(2,757)

Net cash used by investing activities	286,273	(86,526)	(343,896)	—	(144,149)

Financing activities
Long-term borrowings	250,000	—	—	—	250,000
Debt retirements	(600,700)	—	—	—	(600,700)
Debt issuance costs	(7,363)	—	—	—	(7,363)
Debt retirement costs	(96,029)	—	—	—	(96,029)
Stock option exercises	7,510	—	—	—	7,510
Excess tax benefits from stock-based compensation	—	—	—	—	—
Common dividends paid	(6,908)	—	—	—	(6,908)

Cash provided (used) by continuing financing activities	(453,490)	—	—	—	(453,490)
Cash provided by discontinued financing activities	—	—	340,587	—	340,587

Net cash provided (used) by financing activities	(453,490)	—	340,587	—	(112,903)

Increase (decrease) in cash and cash equivalents	(162,718)	(4,743)	—	—	(167,461)

Cash and cash equivalents at beginning of year	241,287	10,313	—	—	251,600

Cash and cash equivalents at end of year	$78,569	$5,570	$—	$—	$84,139

QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following is a summary of quarterly financial information (in thousands except per share).

2008	Aug.	Nov.	Feb.	May
Net sales	$263,454	$268,473	$230,535	$266,392
Gross profit	46,017	60,202	39,555	48,061
Net income(1)	17,914	29,315	14,624	25,561
Basic net income per share	.66	1.07	.53	.93
Diluted net income per share	.64	1.05	.53	.92

2007	Aug.	Nov.	Feb.	May
Net sales	$271,652	$245,832	$216,771	$261,995
Gross profit	66,314	51,775	47,069	70,932
Net income(2)	29,431	28,652	12,713	30,111
Basic net income per share	1.23	1.19	.52	1.12
Diluted net income per share	1.12	1.09	.50	1.09

(1)	During the May 2008 quarter, we sold operating assets and real estate associated with our aggregate operations in south Louisiana and north Texas for total pretax gains of $15.2 million and emission credits associated with our California cement operations for a pretax gain of $3.9 million.

(2)	During the November 2006 quarter, we recorded pretax income of $19.8 million representing distributions which we received pursuant to agreements that settled a 16-year dispute over the U.S. antidumping duty order on cement imports from Mexico.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Texas Industries, Inc.

We have audited the accompanying consolidated balance sheets of Texas Industries, Inc. and subsidiaries (the Company) as of May 31, 2008 and 2007, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended May 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Texas Industries, Inc. and subsidiaries at May 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in the “Summary of Significant Accounting Policies” footnote to the consolidated financial statements, in fiscal year 2007 the Company changed its method of accounting for share-based compensation, certain pension and postretirement benefits and post-production mine stripping costs.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Texas Industries, Inc. and subsidiaries’ internal control over financial reporting as of May 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 10, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

July 10, 2008

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2008. The criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework were used by management in its assessment. Based on the assessment, management concluded that the Company’s internal control over financial reporting was effective as of May 31, 2008.

Ernst & Young LLP, the Company’s Independent Registered Public Accounting Firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. It appears immediately following this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders

Texas Industries, Inc.

We have audited Texas Industries, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of May 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Texas Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Texas Industries, Inc. and subsidiaries as of May 31, 2008 and 2007, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended May 31, 2008, and our report dated July 10, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

July 10, 2008

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our executive officers is incorporated by reference to the “Executive Officers” section in Item 1 of this Report. Information about our directors is incorporated by reference to the “Election of Directors” section in our Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after May 31, 2008 (the “Proxy Statement”). Information about the Audit Committee and an audit committee financial expert is incorporated by reference to the “Board of Directors and Its Standing Committees—Audit Committee” section of the Proxy Statement.

Information about Section 16 reports is incorporated by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement.

Information about our Code of Ethics applicable to our chief executive officer, chief financial officer and principal accounting officers is incorporated by reference to the “Corporate Governance—Codes of Ethics, Corporate Governance Guidelines and Committee Charters” section of the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

Information about executive and director compensation is incorporated by reference to the “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Report,” and “Director Compensation” sections of the Proxy Statement. Information about compensation committee interlocks and insider participation is incorporated by reference to the “Corporate Governance—Compensation Committee Interlocks and Insider Participation” section of the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about equity compensation plans is incorporated by reference to the “Equity Compensation Plan Information” section in Item 5 of this Report. Information about security ownership of certain beneficial owners and management is incorporated by reference to the “Security Ownership of Certain Beneficial Owners and Management” section of the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about certain relationships and related transactions is incorporated by reference to the “Corporate Governance—Related Person Transactions and Other Relationships” section of the Proxy Statement. Information about director independence is incorporated by reference to the “Corporate Governance—Director Independence” section of the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about principal accountant fees and services is incorporated by reference to the “Audit Committee Report” and “Fees Paid to Independent Auditors” sections of the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this report.

(1)	Financial Statements and Supplementary Data

Consolidated Balance Sheets—May 31, 2008 and 2007

Consolidated Statements of Operations—Years ended May 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows—Years ended May 31, 2008, 2007 and 2006

Consolidated Statements of Shareholders’ Equity—Years ended May 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(2)	Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

(3)	Listing of Exhibits

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K dated August 28, 1996, File No. 001-04887)

3.2	By-laws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated April 13, 2005, File No. 001-04887)

3.3	Amended and Restated Certificate of Designations of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 1, 2006)

4.1	Form of Rights Agreement dated as of November 1, 2006, between Texas Industries, Inc. and Mellon Investor Services, LLC (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on October 20, 2006, File No. 001-04887)

4.2	Form of the Company’s 7 1/4% Senior Note due 2013 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

4.3	Form of the Company’s Notation of Guarantee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

4.4	Registration Rights Agreement, dated July 6, 2005, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

4.5	Indenture, dated July 6, 2005, among the Company, the Guarantors and Wells Fargo, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.1	Purchase Agreement, dated June 29, 2005, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.2	First Amended and Restated Credit Agreement, dated August 15, 2007, among the Company, Bank of America, N.A., as Administrative Agent and lender, L/C Issuer and Swing Line Lender, UBS Securities LLC, as Syndication Agent, and certain lenders (incorporated by reference to Exhibit 10.1 to Report on Form 8-K filed on August 17, 2007, File No. 001-04887)

10.3	Separation and Distribution Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.4	Amendment No. 1 to Separation and Distribution Agreement dated as of July 27, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated July 27, 2005, File No. 001-04887)

10.5	Tax Sharing and Indemnification Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.6	Employment Agreement of Mel G. Brekhus (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 22, 2007)

10.7	Texas Industries, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 as filed May 19, 1994, File No. 033-53715)

10.8	Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.9	Form of Stock Option Agreement under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 25, 2006)

10.10	Form of Non-Employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated April 19, 2006)

10.11	TXI Annual Incentive Plans-Fiscal Year 2009

10.12	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2009 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on July 25, 2006)

10.13	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2010 (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on July 13, 2007)

10.14	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2011

10.15	Master Performance-Based Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement filed on August 25, 2006)

10.16	Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on August 12, 2005, File No. 001-04887)

10.17	Form of SAR Agreement for Non-Employee Directors under Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on August 12, 2005, File No. 001-04887)

10.18	Form of Amendment No. 1 to SAR Agreement for Non-Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K dated April 19, 2006)

10.19	SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan between Texas Industries, Inc. and Mel G. Brekhus, dated June 1, 2004 (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on July 25, 2006)

10.20	Amendment No. 1 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, by and between Texas Industries, Inc. and Mel G. Brekhus dated April 24, 2006 (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K filed on July 25, 2006)

10.21	Contract, dated September 27, 2005, between Riverside Cement Company and Oro Grande Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated September 27, 2005, noting that portions of the exhibit were omitted pursuant to a request for confidential treatment)

10.22	Deferred Compensation Plan for Directors of Texas Industries, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 18, 2006)

10.23	Form of 2005 Executive Financial Security Plan (Annuity Formula) (incorporated by reference to Exhibit 10.25 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.24	Form of 2005 Executive Financial Security Plan (Lump Sum Formula) (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.25	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated April 19, 2006)

10.26	Amendment No. 2 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, between Texas Industries, Inc. and Mel G. Brekhus dated July 11, 2007 (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed on July 13, 2007)

10.27	Contract, signed September 21, 2007, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed on September 27, 2007, noting that portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.28	First Amendment to First Amended and Restated Credit Agreement dated as of January 28, 2008 among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and lender and other lenders (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 28, 2008)

10.29	Second Amendment to First Amended and Restated Credit Agreement dated as of March 20, 2008 among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and lender and other lenders (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated March 20, 2008)

10.30	Term Credit Agreement dated as of March 20, 2008 among the Company, Bank of America, N.A., as Administrative Agent and lender, Wachovia Bank, National Association, as Syndication Agent and lender, Wells Fargo Bank, National Association, as Documentation Agent and lender and other lenders (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated March 20, 2008)

12.1	Computation of Ratios of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant as of May 31, 2008

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney for certain members of the Board of Directors

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of July, 2008.

TEXAS INDUSTRIES, INC.

By	/S/ MEL G. BREKHUS
Mel G. Brekhus, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ MEL G. BREKHUS Mel G. Brekhus	Director, President and Chief Executive Officer (Principal Executive Officer)	July 11, 2008

/S/ RICHARD M. FOWLER Richard M. Fowler	Executive Vice President—Finance and Chief Financial Officer (Principal Financial Officer)	July 11, 2008

/S/ JAMES R. MCCRAW James R. McCraw	Vice President—Accounting and Risk Management (Principal Accounting Officer)	July 11, 2008

/S/ ROBERT ALPERT Robert Alpert	Director	July 11, 2008

/S/ SAM COATS* Sam Coats	Director	July 11, 2008

/S/ GORDON E. FORWARD* Gordon E. Forward	Director	July 11, 2008

/S/ KEITH W. HUGHES* Keith W. Hughes	Director	July 11, 2008

/S/ HENRY H. MAUZ, JR.* Henry H. Mauz, Jr.	Director	July 11, 2008

/S/ THOMAS RANSDELL* Thomas Ransdell	Director	July 11, 2008

/S/ ROBERT D. ROGERS* Robert D. Rogers	Director	July 11, 2008

/S/ RONALD G. STEINHART* Ronald G. Steinhart	Director	July 11, 2008

* By	/S/ JAMES R. MCCRAW
James R. McCraw Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit Number
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K dated August 28, 1996, File No. 001-04887)

3.2	By-laws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated April 13, 2005, File No. 001-04887)

3.3	Amended and Restated Certificate of Designations of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 1, 2006)

4.1	Form of Rights Agreement dated as of November 1, 2006, between Texas Industries, Inc. and Mellon Investor Services, LLC (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on October 20, 2006, File No. 001-04887)

4.2	Form of the Company’s 7 1/4% Senior Note due 2013 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

4.3	Form of the Company’s Notation of Guarantee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

4.4	Registration Rights Agreement, dated July 6, 2005, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

4.5	Indenture, dated July 6, 2005, among the Company, the Guarantors and Wells Fargo, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.1	Purchase Agreement, dated June 29, 2005, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.2	First Amended and Restated Credit Agreement, dated August 15, 2007, among the Company, Bank of America, N.A., as Administrative Agent and lender, L/C Issuer and Swing Line Lender, UBS Securities LLC, as Syndication Agent, and certain lenders (incorporated by reference to Exhibit 10.1 to Report on Form 8-K filed on August 17, 2007, File No. 001-04887)

10.3	Separation and Distribution Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.4	Amendment No. 1 to Separation and Distribution Agreement dated as of July 27, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated July 27, 2005, File No. 001-04887)

10.5	Tax Sharing and Indemnification Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

10.6	Employment Agreement of Mel G. Brekhus (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 22, 2007)

10.7	Texas Industries, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 as filed May 19, 1994, File No. 033-53715)

10.8	Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed on January 5, 2007)

Exhibit Number
10.9	Form of Stock Option Agreement under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 25, 2006)

10.10	Form of Non-Employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated April 19, 2006)

10.11	TXI Annual Incentive Plans-Fiscal Year 2009

10.12	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2009 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on July 25, 2006)

10.13	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2010 (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on July 13, 2007)

10.14	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2011

10.15	Master Performance-Based Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement filed on August 25, 2006)

10.16	Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on August 12, 2005, File No. 001-04887)

10.17	Form of SAR Agreement for Non-Employee Directors under Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on August 12, 2005, File No. 001-04887)

10.18	Form of Amendment No. 1 to SAR Agreement for Non-Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K dated April 19, 2006)

10.19	SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan between Texas Industries, Inc. and Mel G. Brekhus, dated June 1, 2004 (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on July 25, 2006)

10.20	Amendment No. 1 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, by and between Texas Industries, Inc. and Mel G. Brekhus dated April 24, 2006 (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K filed on July 25, 2006)

10.21	Contract, dated September 27, 2005, between Riverside Cement Company and Oro Grande Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated September 27, 2005, noting that portions of the exhibit were omitted pursuant to a request for confidential treatment)

10.22	Deferred Compensation Plan for Directors of Texas Industries, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 18, 2006)

10.23	Form of 2005 Executive Financial Security Plan (Annuity Formula) (incorporated by reference to Exhibit 10.25 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.24	Form of 2005 Executive Financial Security Plan (Lump Sum Formula) (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.25	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated April 19, 2006)

Exhibit Number
10.26	Amendment No. 2 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, between Texas Industries, Inc. and Mel G. Brekhus dated July 11, 2007 (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed on July 13, 2007)

10.27	Contract, signed September 21, 2007, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed on September 27, 2007, noting that portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.28	First Amendment to First Amended and Restated Credit Agreement dated as of January 28, 2008 among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and lender and other lenders (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 28, 2008)

10.29	Second Amendment to First Amended and Restated Credit Agreement dated as of March 20, 2008 among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and lender and other lenders (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated March 20, 2008)

10.30	Term Credit Agreement dated as of March 20, 2008 among the Company, Bank of America, N.A., as Administrative Agent and lender, Wachovia Bank, National Association, as Syndication Agent and lender, Wells Fargo Bank, National Association, as Documentation Agent and lender and other lenders (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated March 20, 2008)

12.1	Computation of Ratios of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant as of May 31, 2008

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney for certain members of the Board of Directors

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer