Form 10-Q
period 2008-08-31
TEXAS INDUSTRIES INC
filed 2008-09-26
CIK 97472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes X   No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer X	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes           No X

There were 27,538,421 shares of the Registrant’s Common Stock, $1.00 par value, outstanding as of September 22, 2008.

INDEX

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	(Unaudited) August 31,	May 31,
In thousands	2008	2008

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 118,548	$ 39,527
Receivables – net	140,703	155,676
Inventories	142,695	130,181
Deferred income taxes and prepaid expenses	28,449	30,398

TOTAL CURRENT ASSETS	430,395	355,782

OTHER ASSETS
Goodwill	60,110	60,110
Real estate and investments	34,720	59,971
Deferred charges and other	13,907	11,332

	108,737	131,413

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	154,669	139,544
Buildings	57,026	56,976
Machinery and equipment	1,226,005	1,208,905
Construction in progress	187,049	137,083

	1,624,749	1,542,508
Less depreciation and depletion	527,243	514,744

	1,097,506	1,027,764

	$1,636,638	$1,514,959

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$ 123,221	$ 128,497
Accrued interest, wages and other	33,881	47,846
Current portion of long-term debt	229	7,725

TOTAL CURRENT LIABILITIES	157,331	184,068

LONG-TERM DEBT	539,195	401,880

DEFERRED INCOME TAXES AND OTHER CREDITS	111,187	112,498

SHAREHOLDERS’ EQUITY
Common stock, $1 par value	27,538	27,493
Additional paid-in capital	463,559	459,877
Retained earnings	344,872	336,279
Accumulated other comprehensive loss	(7,044)	(7,136)

	828,925	816,513

	$1,636,638	$1,514,959

See notes to consolidated financial statements.

(Unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Three months ended August 31,
In thousands except per share	2008	2007

NET SALES	$256,392	$263,454

Cost of products sold	223,754	217,437

GROSS PROFIT	32,638	46,017

Selling, general and administrative	17,338	22,183
Interest	7,245	--
Loss on debt retirements	907	--
Other income	(8,241)	(2,253)

	17,249	19,930

INCOME BEFORE INCOME TAXES	15,389	26,087

Income taxes	4,731	8,173

NET INCOME	$ 10,658	$ 17,914

Net income per share
Basic	$ .39	$ .66
Diluted	$ .38	$ .64

Average shares outstanding
Basic	27,506	27,333
Diluted	27,831	27,896

Cash dividends per share	$ .075	$ .075

See notes to consolidated financial statements.

(Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Three months ended August 31,
In thousands	2008	2007

OPERATING ACTIVITIES
Net income	$ 10,658	$ 17,914
Adjustments to reconcile net income to cash provided by operating activities
Depreciation, depletion and amortization	16,865	13,318
Gains on asset disposals	(280)	(455)
Deferred income taxes	2,543	513
Stock-based compensation expense (credit)	(4,060)	(1,717)
Excess tax benefits from stock-based compensation	(1,212)	(3,287)
Loss on debt retirements	907	--
Other – net	(1,006)	(142)
Changes in operating assets and liabilities
Receivables – net	14,269	(17,458)
Inventories	(12,515)	8,950
Prepaid expenses	1,366	1,735
Accounts payable and accrued liabilities	(16,920)	(5,319)

Net cash provided by operating activities	10,615	14,052

INVESTING ACTIVITIES
Capital expenditures – expansions	(48,037)	(86,133)
Capital expenditures – other	(40,699)	(17,459)
Cash designated for property acquisitions	26,958	--
Proceeds from asset disposals	512	1,288
Investments in life insurance contracts	1,464	(415)
Other – net	192	(24)

Net cash used by investing activities	(59,610)	(102,743)

FINANCING ACTIVITIES
Long-term borrowings	327,250	124,000
Debt retirements	(197,555)	(46,173)
Debt issuance costs	(2,306)	(944)
Stock option exercises	1,480	599
Excess tax benefits from stock-based compensation	1,212	3,287
Common dividends paid	(2,065)	(2,051)

Net cash provided by financing activities	128,016	78,718

Increase (decrease) in cash and cash equivalents	79,021	(9,973)

Cash and cash equivalents at beginning of period	39,527	15,138

Cash and cash equivalents at end of period	$118,548	$ 5,165

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Texas Industries, Inc. and subsidiaries is a leading supplier of heavy construction materials in the United States through our three business segments: cement, aggregates and consumer products, which produce and sell cement; stone, sand and gravel and expanded shale and clay lightweight aggregate; and ready-mix concrete and packaged concrete mix, mortar, sand and related products, respectively, from facilities concentrated primarily in Texas, Louisiana and California. When used in these notes the terms “Company,” “we,” “us,” or “our” mean Texas Industries, Inc. and subsidiaries unless the context indicates otherwise.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 2008, are not necessarily indicative of the results that may be expected for the year ended May 31, 2009. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Texas Industries, Inc. for the year ended May 31, 2008.

Principles of Consolidation. The consolidated financial statements include the accounts of Texas Industries, Inc. and all subsidiaries. The consolidated financial statements also include the accounts of a qualified intermediary trust, in which we are the primary beneficiary. The trust accounts were established in connection with our tax deferred like-kind-exchange property transactions under Section 1031 of the Internal Revenue Code. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

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

Property, plant and equipment is recorded at cost. Costs incurred to construct certain long-lived assets include capitalized interest which is amortized over the estimated useful life of the related asset. Interest is capitalized during the construction period of qualified assets based on the average amount of accumulated expenditures and the weighted average interest rate applicable to borrowings outstanding during the period. If accumulated expenditures exceed applicable borrowings outstanding during the period, capitalized interest is allocated to projects under construction on a pro rata basis. Provisions for depreciation are computed generally using the straight-line method. Useful lives for our primary operating facilities range from 10 to 25 years with certain special purpose structures having useful lives of 40 years. Provisions for depletion of mineral deposits are computed on the basis of the estimated quantity of recoverable raw materials. The cost of all post-production stripping costs, which represents costs of removing overburden and waste materials to access mineral deposits, is recognized as a cost of the inventory produced during the period the stripping costs are incurred. Maintenance and repairs are charged to expense as incurred.

Goodwill. Management tests goodwill for impairment at least annually by reporting unit. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future prices for our products, capital needs, economic trends and other factors. Goodwill having a carrying value of $58.4 million at August 31, 2008 and May 31, 2008 resulted from the acquisition of Riverside Cement Company and is identified with our California cement operations. Goodwill having a carrying value of $1.7 million at August 31, 2008 and May 31, 2008 resulted from the acquisition of ready-mix operations in Texas and Louisiana and is identified with our consumer products operations. In each case, the fair value of the reporting unit exceeds its carrying value.

Real Estate and Investments. Surplus real estate and real estate acquired for development of high quality industrial, office or multi-use parks totaled $6.0 million at both August 31, 2008 and May 31, 2008.

Investments include life insurance contracts purchased in connection with certain of our benefit plans. The contracts, recorded at their net cash surrender value, totaled $7.7 million (net of distributions of $91.7 million plus accrued interest) at August 31, 2008 and $6.0 million (net of distributions of $88.1 million plus accrued interest) at May 31, 2008. We can elect to receive distributions chargeable against the cash surrender value of the policies in the form of borrowings or withdrawals or we can elect to surrender the policies and receive their net cash surrender value. Distributions totaling $3.5 million were received in the three-month period ended August 31, 2008.

Investments at both August 31, 2008 and May 31, 2008 include $19.2 million representing the long-term portion of a note due May 31, 2010. The note was received in connection with the sale of land associated with our expanded shale and clay operations in south Texas in 2006.

In addition, investments include $1.8 million at August 31, 2008 and $28.7 million at May 31, 2008 of cash investments representing the proceeds from sales of aggregate property which are held in escrow by a qualified intermediary trust for reinvestment in deferred like-kind-exchange transactions.

Deferred Charges and Other. Deferred charges are composed primarily of debt issuance costs that totaled $9.8 million at August 31, 2008 and $6.4 million at May 31, 2008. The costs are amortized over the term of the related debt.

Other Credits. Other credits totaled $62.8 million at August 31, 2008 and $66.8 million at May 31, 2008 and are composed primarily of liabilities related to our retirement plans, deferred compensation agreements and asset retirement obligations.

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

Changes in asset retirement obligations are as follows:

	Three months ended August 31,
In thousands	2008	2007

Balance at beginning of period	$3,961	$4,987
Accretion expense	82	95
Settlements	--	(374)

Balance at end of period	$4,043	$4,708

Accumulated Other Comprehensive Loss. Amounts recognized in accumulated other comprehensive loss represent adjustments related to a defined benefit retirement plan and a postretirement health benefit plan covering approximately 600 employees and retirees of our California cement subsidiary. The amounts totaled $7.0 million (net of tax of $4.1 million) at August 31, 2008 and $7.1 million (net of tax of $4.2 million) at May 31, 2008.

Comprehensive income for the three-month periods ending August 31, 2008 and August 31, 2007 consisted of net income and amounts in accumulated other comprehensive loss recognized in the periods as components of net periodic postretirement benefit cost, net of tax. Comprehensive income was $10.8 million and $17.9 million in the three-month periods ended August 31, 2008 and August 31, 2007, respectively.

Net Sales. Sales are recognized when title has transferred and products are delivered. We include delivery fees in the amount we bill customers to the extent needed to recover our cost of freight and delivery. Net sales are presented as revenues including these delivery fees.

Other Income. We have entered into various oil and gas lease agreements on property we own in north Texas. The terms of the agreements include the payment of a lease bonus and royalties on any oil and gas produced. However, we cannot guaranty what the level of royalties, if any, will be. Other income in the three-month period ended August 31, 2008 includes $4.6 million representing lease bonus payments received. Routine sales of surplus operating assets and real estate resulted in gains of $.3 million and $.7 million in the three-month periods ended August 31, 2008 and August 31, 2007, respectively. In addition, other income in the three-month period ended August 31, 2008 includes a gain of $1.7 million from the sale of emission credits associated with our California cement operations.

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

Diluted EPS adjusts net income and the outstanding shares for the dilutive effect of stock options, restricted shares and awards.

Basic and Diluted EPS are calculated as follows:

	Three months ended August 31,
In thousands except per share	2008	2007

Basic earnings
Net income	$10,658	$17,914
Unvested restricted share participation	(7)	(10)

Basic income	$10,651	$17,904

Diluted earnings
Net income	$10,658	$17,914
Unvested restricted share participation	(7)	(10)

Diluted income	$10,651	$17,904

Shares
Weighted-average shares outstanding	27,516	27,341
Contingently issuable shares	9	7
Unvested restricted shares	(19)	(15)

Basic weighted-average shares	27,506	27,333
Stock option, restricted share and award dilution	325	563

Diluted weighted-average shares*	27,831	27,896

Net income per share
Basic	$ .39	$ .66
Diluted	$ .38	$ .64

* Shares excluded due to antidilutive effect Stock options, restricted shares and awards	195	--

Recent Accounting Developments. In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. We adopted this SFAS effective June 1, 2008. The adoption of SFAS No. 157 did not have a current material impact on our consolidated financial statements.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This standard permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. We adopted this SFAS effective June 1, 2008. At this time, we have not elected to use the fair value measures permitted by this standard.

WORKING CAPITAL

Working capital totaled $273.1 million at August 31, 2008, compared to $171.7 million at May 31, 2008.

Receivables consist of:

	August 31,	May 31,
In thousands	2008	2008

Accounts receivable	$135,627	$142,749
Notes receivable including accrued interest	933	618
Refund claims and other	4,143	12,309

	$140,703	$155,676

Accounts receivable are presented net of allowances for doubtful receivables of $2.3 million at August 31, 2008 and $2.1 million at May 31, 2008. Provisions for bad debts charged to expense were $.3 million and $.1 million in the three-month periods ended August 31, 2008 and August 31, 2007, respectively. Uncollectible accounts written off totaled $.1 million in each of the three-month periods ended August 31, 2008 and August 31, 2007. Notes receivable included in current receivables relate to routine sales of surplus operating assets and real estate.

Inventories consist of:

	August 31,	May 31,
In thousands	2008	2008

Finished products	$ 16,118	$ 15,342
Work in process	58,693	53,806
Raw materials	20,947	19,956

Total inventories at LIFO cost	95,758	89,104
Parts and supplies	46,937	41,077

Total inventories	$142,695	$130,181

Inventories are stated at cost (not in excess of market) with finished products, work in process and raw material inventories using the last-in, first-out (“LIFO”) method and parts and supplies inventories using the average cost method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. If the average cost method (which approximates current replacement cost) had been used for all of these inventories, inventory values would have been higher by $34.4 million at August 31, 2008 and $32.6 million at May 31, 2008.

Accrued interest, wages and other items consist of:

	August 31,	May 31,
In thousands	2008	2008

Interest	$ 5,300	$ 7,078
Employee compensation	12,886	27,421
Income taxes	193	1,688
Property taxes and other	15,502	11,659

	$33,881	$47,846

LONG-TERM DEBT

Long-term debt consists of:

	August 31,	May 31,
In thousands	2008	2008
Senior revolving credit facility expiring in 2012	$ --	$ --
7.25% Senior notes due 2013 Notes issued July 6, 2005 at par value	250,000	250,000
Additional notes issued August 18, 2008, net of unamortized discount of $20.1 million at August 31, 2008 (effective interest rate 8.98%)	279,872	--
Senior term loan prepaid August 18, 2008	--	150,000
Other	324	322

	530,196	400,322
Capital lease obligation	9,228	9,283
Less current portion	(229)	(7,725)

	$539,195	$401,880

Senior Revolving Credit Facility. Our credit agreement provides for a $200 million senior revolving credit facility. The principal amount may be increased by up to $100 million at our option, provided that the current lenders and such additional lenders as are invited by us and approved by the administrative agent provide commitments for the additional principal amount. The credit facility expires on August 15, 2012. It includes a $50 million sub-limit for letters of credit. Any outstanding letters of credit are deducted from the borrowing availability under the facility. No borrowings were outstanding at August 31, 2008; however, $26.0 million of the facility was utilized to support letters of credit. Amounts drawn under the facility bear interest either at the LIBOR rate plus a margin of .75% to 2%, or at a base rate (which is the higher of the federal funds rate plus 0.5% and the prime rate) plus a margin of up to 1%. The interest rate margins are subject to adjustments based on our leverage ratio. Commitment fees are payable currently at an annual rate of .25% on the unused portion of the facility. All of our consolidated subsidiaries have guaranteed our obligations under the credit facility. We may terminate the facility at any time.

The credit facility contains covenants restricting, among other things, prepayment or redemption of the senior notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. We are required to comply with certain financial tests and to maintain certain financial ratios, such as leverage and interest coverage ratios. We were in compliance with all of these loan covenants as of August 31, 2008.

7.25% Senior Notes. On August 18, 2008, we sold $300 million aggregate principal amount of additional 7.25% senior notes at an offering price of 93.25%. The additional notes were issued under our existing indenture dated July 6, 2005. The net proceeds were used to repay our $150 million senior term loan and borrowings outstanding under our senior revolving credit facility in the amount of $29.5 million, with additional proceeds available for general corporate purposes. We recognized a loss on debt retirement of $.9 million representing a write-off of debt issuance costs associated with the mandatory prepayment of the term loan. At August 31, 2008, we had $550 million aggregate principal amount of 7.25% senior notes outstanding. Under the indenture, at any time on or prior to July 15, 2009, we may redeem the notes at a redemption price equal to the sum of the principal amount thereof, plus accrued interest and a make-whole premium. On and after July 15, 2009, we may redeem the notes at a premium of 103.625% in 2009, 101.813% in 2010 and 100% in 2011 and thereafter. If we experience a change of control, we may be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued interest.

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

Other. Maturities of long-term debt, excluding the capital lease obligation, for each of the five years succeeding August 31, 2008 are none for 2009 through 2012 and $550.0 million for 2013. The total amount of interest paid was $13.7 million and $10.2 million during the three-month periods ended August 31, 2008 and August 31, 2007, respectively. Interest capitalized was $1.8 million and $6.1 million during the three-month periods ended August 31, 2008 and August 31, 2007, respectively.

COMMITMENTS

During October 2007, we commenced construction on a project to expand our Hunter, Texas cement plant. We currently expect the Hunter project will cost from $325 to $350 million, excluding estimated capitalized interest of $30 million related to the project. As of August 31, 2008, we have expended $121.2 million, excluding capitalized interest of $3.7 million related to the project. We currently expect to begin the startup and commissioning process during the winter of fiscal year 2010.

SHAREHOLDERS’ EQUITY

Common stock consists of:

	August 31,	May 31,
In thousands	2008	2008

Shares authorized	100,000	100,000
Shares outstanding	27,538	27,493
Shares reserved for stock options and other	3,063	3,109

There are authorized 100,000 shares of Cumulative Preferred Stock, no par value, of which 20,000 shares are designated $5 Cumulative Preferred Stock (Voting), redeemable at $105 per share and entitled to $100 per share upon dissolution. An additional 40,000 shares are designated Series B Junior Participating Preferred Stock. The Series B Preferred Stock is not redeemable and ranks, with respect to the payment of dividends and the distribution of assets, junior to (i) all other series of the Preferred Stock unless the terms of any other series shall provide otherwise and (ii) the $5 Cumulative Preferred Stock. No shares of Cumulative Preferred Stock or Series B Junior Participating Preferred Stock were outstanding as of August 31, 2008. Pursuant to a Rights Agreement, in November 2006, we distributed a dividend of one preferred share purchase right for each outstanding share of our Common Stock. Each right entitles the holder to purchase from us one one-thousandth of a share of the Series B Junior Participating Preferred Stock at a price of $300, subject to adjustment. The rights will expire on November 1, 2016 unless the date is extended or the rights are earlier redeemed or exchanged by us pursuant to the Rights Agreement.

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

Options become exercisable in installments beginning one year after the date of grant and expire ten years after the date of grant. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. Options with graded vesting are valued as single awards and the compensation cost recognized using a straight-line attribution method over the shorter of the vesting period or required service period adjusted for estimated forfeitures. The weighted-average grant date fair value of options granted during the three-month period ended August 31, 2008 was $23.95 based on weighted average assumptions for expected volatility of .360, expected lives of 10 years, risk-free interest rates of 4.00% and expected dividend yields of .62%.

Expected volatility is based on an analysis of historical volatility of our common stock. Expected lives of options are determined based on the historical share option exercise experience of our optionees. Risk-free interest rates are determined using the implied yield currently available for zero coupon U.S. treasury issues with a remaining term equal to the expected life of the options. Expected dividend yields are based on the approved annual dividend rate in effect and the market price of our common stock at the time of grant.

A summary of option transactions for the three-month period ended August 31, 2008, follows:

	Shares Under Option	Weighted-Average Option Price

Outstanding at May 31, 2008	1,464,831	$39.08
Granted	9,000	48.60
Exercised	(45,066)	32.84
Canceled	(5,500)	55.49

Outstanding at August 31, 2008	1,423,265	$39.27

Exercisable at August 31, 2008	846,705	$28.32

The following table summarizes information about stock options outstanding as of August 31, 2008.

	Range of Exercise Prices
	$16.04 - $27.39	$31.15 - $48.60	$50.63 - $70.18
Options outstanding
Shares outstanding	552,906	269,209	601,150
Weighted-average remaining life in years	3.73	4.80	8.39
Weighted-average exercise price	$19.11	$40.42	$57.30
Options exercisable
Shares exercisable	552,906	184,139	109,660
Weighted-average remaining life in years	3.73	3.91	7.73
Weighted-average exercise price	$19.11	$38.13	$58.28

Outstanding options expire on various dates to August 1, 2018. We have reserved 1,626,980 shares for future awards under the 2004 Plan as of August 31, 2008.

As of August 31, 2008, the aggregate intrinsic value (the difference in the closing market price of our common stock of $52.67 and the exercise price to be paid by the optionee) of stock options outstanding was $22.5 million. The aggregate intrinsic value of exercisable stock options at that date was $21.3 million. The total intrinsic value for options exercised (the difference in the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) was $.8 million and $1.5 million for the three-month periods ended August 31, 2008 and August 31, 2007, respectively.

We have provided additional stock-based compensation to employees and directors under stock appreciation rights contracts, deferred compensation agreements, restricted stock payments and a former stock awards program. At August 31, 2008, outstanding stock appreciation rights totaled 155,979 shares, deferred compensation agreements to be settled in cash totaled 99,000 shares, deferred compensation agreements to be settled in common stock totaled 7,022 shares, unvested restricted stock payments totaled 18,667 shares and stock awards totaled 5,465 shares. Other credits included $9.3 million at August 31, 2008 and $14.4 million at May 31, 2008 representing accrued stock-based compensation which is expected to be settled in cash.

Total stock-based compensation included in selling, general and administrative expense (credit) was $(4.1) million and $(1.7) million in the three-month periods ended August 31, 2008 and August 31, 2007, respectively. The impact of changes in our company’s stock price on stock-based awards accounted for as liabilities reduced stock-based compensation $5.1 million and $3.0 million in the three-month periods ended August 31, 2008 and August 31, 2007, respectively. The total tax expense recognized in our statements of operations for stock-based compensation was $1.7 million and $.9 million in the three-month periods ended August 31, 2008 and August 31, 2007, respectively. The total tax benefit realized for stock-based compensation was $1.2 million and $3.3 million in the three-month periods ended August 31, 2008 and August 31, 2007, respectively.

As of August 31, 2008, $9.3 million of total unrecognized compensation cost related to stock options, stock appreciation rights contracts, restricted stock payments and stock awards is expected to be recognized. We currently expect to recognize in the years succeeding August 31, 2008 approximately $3.5 million of this stock-based compensation expense in 2009, $2.7 million in 2010, $1.8 million in 2011, $1.0 million in 2012 and $.3 million in 2013.

RETIREMENT PLANS

Riverside Defined Benefit Plans. Approximately 600 employees and retirees of our California cement subsidiary, Riverside Cement Company, are covered by a defined benefit pension plan and a postretirement health benefit plan. Unrecognized prior service costs and actuarial gains or losses for these plans are recognized in a systematic manner over the remaining service periods of active employees expected to receive benefits under these plans. The amount of the defined benefit pension plan and postretirement health benefit plan expense charged to costs and expenses for the three-month periods ended August 31, 2008 and August 31, 2007, was as follows:

	Pension Benefit		Health Benefit
In thousands	2008	2007	2008	2007

Service cost	$179	$144	$22	$30
Interest cost	791	695	109	100
Expected return on plan assets	(812)	(882)	--	--
Amortization of prior service cost	--	--	(196)	(211)
Amortization of net actuarial loss	175	55	168	164

	$333	$12	$103	$83

Financial Security Defined Benefit Plans. We have a series of financial security plans that are non-qualified defined benefit plans providing retirement and death benefits to substantially all of our executive and key managerial employees. The plans are contributory but not funded. The amount of financial security plan benefit expense charged to costs and expenses for the three-month periods ended August 31, 2008 and August 31, 2007, was as follows:

	FSP Benefit
In thousands	2008	2007

Service cost	$399	$ 743
Interest cost	545	474
Participant contributions	(88)	(99)

	$856	$1,118

INCOME TAXES

Income taxes for the interim periods ended August 31, 2008 and August 31, 2007 have been included in the accompanying financial statements on the basis of an estimated annual rate. The primary reason that the tax rate differs from the 35% federal statutory corporate rate is due to percentage depletion that is tax deductible, state income taxes and deductions for income from qualified domestic production activities. Our estimated effective tax rate for fiscal year 2009 is 30.7% compared to 31.4% for fiscal year 2008. We made income tax payments of $1.9 million during the three-month period ended August 31, 2008. We received income tax refunds of $.2 million and $.5 million during the three-month periods ended August 31, 2008 and August 31, 2007, respectively.

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

In March 2008, the South Coast Air Quality Management District, or SCAQMD, informed one of our subsidiaries, Riverside Cement Company (Riverside), that it believes that dust blowing from open stockpiles of gray clinker or other operations at our Crestmore plant in Riverside, California caused the level of hexavalent chromium, or chrome 6, in the vicinity of the plant to be elevated above ambient air levels. Chrome 6 has been identified by the State of California as a carcinogen. In late April 2008, a lawsuit was filed in Riverside County Superior Court styled Virginia Shellman, et al. v. Riverside Cement Holdings Company, et al. The lawsuit purports to be a class action complaint for medical monitoring for a putative class defined as individuals who were allegedly exposed to chrome 6 emissions from our Crestmore cement plant. The complaint alleges an increased risk of future illness due to the exposure to chrome 6 and other toxic chemicals. The suit requests, among other things, punitive and exemplary damages and establishment and funding of a medical testing and monitoring program for the class until their exposure to chrome 6 is no longer a threat to their health.

In addition to the Shellman lawsuit, four additional lawsuits have been filed in the same court, each purporting to be a class action complaint for medical monitoring for a putative class defined as students who attended or presently attend a specified school in the vicinity of our Crestmore plant and who were allegedly exposed to chrome 6 emissions from the plant. The putative class in each of these cases is a subset of the putative class in the Shellman case, and the allegations and request for relief are nearly identical to those in the Shellman case. In addition, a lawsuit has been filed in the same court against several of our subsidiaries by an individual living in the general vicinity of the Crestmore plant who has suffered strokes and has lung cancer. The plaintiff alleges causes of action for nuisance, trespass, negligence, negligence per se, and willful misconduct based on the alleged exposure to chrome 6 and other toxic or harmful substances in the air, surface water and ground water caused by our plant. The plaintiff requests general and punitive damages for property damage, physical injury, emotional distress, medical costs and loss of earnings. We will vigorously defend all of these suits but we cannot predict what liability, if any, could arise from them. We also cannot predict whether any other suits may be filed against us alleging damages due to injuries to persons or property caused by claimed exposure to chrome 6.

On July 3, 2008, the California Attorney General and the Riverside County District Attorney filed a complaint styled The People of the State of California v. TXI Riverside, Inc., TXI California, Inc. and Riverside Cement Holdings Company. The complaint against the two general partners in Riverside Cement Company and a subsidiary of Riverside Cement Company alleges that the defendants failed to warn persons of exposure to chrome 6 under California’s Safe Drinking Water and Toxic Enforcement Act of 1986, which is known as Proposition 65. It further alleges that defendants have known since at least 2006 that the clinker at the Crestmore plant contains chrome 6, causing exposure to persons present in the surrounding area. The complaint also alleges that knowingly and intentionally exposing individuals to chrome 6 without first giving warning to them violates Proposition 65 and constitutes unfair competition within the meaning of the California Business and Professions Code. The complaint requests the award of civil penalties and injunctive relief. We will vigorously defend the suit but no discovery has occurred, and we cannot predict what liability, if any, could arise from the complaint.

We are defendants in other lawsuits which arose in the normal course of business. In management’s judgment the ultimate liability, if any, from such other legal proceedings will not have a material effect on our consolidated financial position or results of operations.

BUSINESS SEGMENTS

We have three business segments: cement, aggregates and consumer products. Our business segments are managed separately along product lines. Through the cement segment we produce and sell gray portland cement as our principal product, as well as specialty cements. Through the aggregates segment we produce and sell stone, sand and gravel as our principal products, as well as expanded shale and clay lightweight aggregates. Through the consumer products segment we produce and sell ready-mix concrete as our principal product, as well as packaged concrete mix, mortar, sand and related products. We account for intersegment sales at market prices. Segment operating profit consists of net sales less operating costs and expenses, including certain operating overhead and other income items not allocated to a specific segment. Corporate includes those administrative, financial, legal, human resources and real estate activities which are not allocated to operations and are excluded from segment operating profit. Identifiable assets by segment are those assets that are used in each segment’s operation. Corporate assets consist primarily of cash and cash equivalents, real estate and other financial assets not identified with a business segment. We currently report cement treated material operations and transportation overhead activities, both of which are not significant to operating profit, in our cement segment. Cement treated material operations were previously reported in our aggregate segment. Our transportation overhead activities were previously reported as a part of unallocated overhead and other income-net. Prior period information has been reclassified to conform to the current period presentation.

The following is a summary of operating results and certain other financial data for our business segments.

	Three months ended August 31,
In thousands	2008	2007

Net sales
Cement
Sales to external customers	$101,857	$110,430
Intersegment sales	19,506	20,705
Aggregates
Sales to external customers	60,299	59,549
Intersegment sales	11,498	10,676
Consumer products
Sales to external customers	94,236	93,475
Intersegment sales	988	1,051
Eliminations	(31,992)	(32,432)

Total net sales	$256,392	$263,454

Segment operating profit (loss)
Cement	$ 17,305	$ 17,841
Aggregates	8,936	11,442
Consumer products	(450)	4,077
Unallocated overhead and other income – net	(2,485)	(2,139)

Total segment operating profit	23,306	31,221
Corporate
Other income	2,185	675
Selling, general and administrative expense	(1,950)	(5,809)

	235	(5,134)
Interest	(7,245)	--
Loss on debt retirements	(907)	--

Income before income taxes	$ 15,389	$ 26,087

Depreciation, depletion and amortization
Cement	$ 9,333	$ 5,921
Aggregates	5,421	5,114
Consumer products	1,873	2,055
Corporate	238	228

Total depreciation, depletion and amortization	$ 16,865	$ 13,318

Capital expenditures
Cement	$ 54,536	$ 92,265
Aggregates	32,517	7,331
Consumer products	1,588	3,573
Corporate	95	423

Total capital expenditures	$ 88,736	$103,592

Net sales by product
Cement	$ 91,897	$102,723
Stone, sand and gravel	30,328	31,655
Ready-mix concrete	78,843	79,925
Other products	30,192	28,657
Delivery fees	25,132	20,494

Total net sales	$256,392	$263,454

All sales were made in the United States during the periods presented with no single customer representing more than 10 percent of sales.

Other income in the three-month period ended August 31, 2008 includes $4.6 million in lease bonus payments received upon the execution of oil and gas lease agreements on property we own in north Texas, including $2.8 million associated with our cement operations, $.2 million associated with our ready-mix concrete operations and $1.6 million associated with our corporate real estate activities. Other income for the three-month period ended August 31, 2008 also includes a gain of $1.7 million from the sale of emission credits associated with our California cement operations.

Cement capital expenditures, including capitalized interest, incurred in connection with the expansion of our Hunter, Texas cement plant was $46.7 million and $9.8 million in the three-month periods ended August 31, 2008 and August 31, 2007, respectively. In addition, cement capital expenditures, including capitalized interest, incurred in connection with the expansion and modernization of our Oro Grande, California cement plant were $1.3 million and $76.4 million in the three-month periods ended August 31, 2008 and August 31, 2007, respectively. The project was completed in May 2008. Aggregate capital expenditures include $25.6 million in the three-month period ended August 31, 2008 incurred to acquire aggregate operations in central Texas through a deferred like-kind-exchange transaction. Other capital expenditures incurred represent normal replacement and technological upgrades of existing equipment and acquisitions to sustain existing operations in each segment.

The following is a summary of assets used in each of our business segments.

	August 31,	May 31,
In thousands	2008	2008

Identifiable assets
Cement	$1,095,237	$1,044,981
Aggregates	230,610	206,001
Consumer products	116,228	120,063
Corporate	194,563	143,914

Total assets	$1,636,638	$1,514,959

All of our identifiable assets are located in the United States.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

On July 6, 2005 and August 18, 2008, Texas Industries, Inc. (the parent company) issued $250 million and $300 million aggregate principal amounts of its 7.25% Senior Notes, respectively. All consolidated subsidiaries of the parent company are 100% owned and provide a joint and several, full and unconditional guarantee of the securities. There are no significant restrictions on the parent company’s ability to obtain funds from any of the guarantor subsidiaries in the form of a dividend or loan. Additionally, there are no significant restrictions on a guarantor subsidiary’s ability to obtain funds from the parent company or its direct or indirect subsidiaries.

The following condensed consolidating balance sheets, statements of operations and statements of cash flows are provided for the parent company and guarantor subsidiaries. The information has been presented as if the parent company accounted for its ownership of the guarantor subsidiaries using the equity method of accounting.

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating balance sheet at August 31, 2008

Cash and cash equivalents	$ 117,428	$ 1,120	$ --	$ 118,548
Receivables - net	--	140,703	--	140,703
Intercompany receivables	267,556	18,761	(286,317)	--
Inventories	--	142,695	--	142,695
Deferred income taxes and prepaid expenses	11,937	16,512	--	28,449

Total current assets	396,921	319,791	(286,317)	430,395
Goodwill	--	60,110	--	60,110
Real estate and investments	7,692	27,028	--	34,720
Deferred charges and other	10,432	3,475	--	13,907
Investment in subsidiaries	939,837	--	(939,837)	--
Long-term intercompany receivables	50,000	--	(50,000)	--
Property, plant and equipment – net	--	1,097,506	--	1,097,506

Total assets	$1,404,882	$1,507,910	$ (1,276,154)	$1,636,638

Accounts payable	$ 384	$ 122,837	$ --	$ 123,221
Intercompany payables	18,761	267,556	(286,317)	--
Accrued interest, wages and other	9,542	24,339	--	33,881
Current portion of long-term debt	--	229	--	229

Total current liabilities	28,687	414,961	(286,317)	157,331
Long-term debt	530,196	8,999	--	539,195
Long-term intercompany payables	--	50,000	(50,000)	--
Deferred income taxes and other credits	17,074	94,113	--	111,187
Shareholders’ equity	828,925	939,837	(939,837)	828,925

Total liabilities and shareholders’ equity	$1,404,882	$1,507,910	$ (1,276,154)	$1,636,638

Condensed consolidating balance sheet at May 31, 2008

Cash and cash equivalents	$ 34,675	$ 4,852	$ --	$ 39,527
Receivables - net	--	155,676	--	155,676
Intercompany receivables	232,683	18,765	(251,448)	--
Inventories	--	130,181	--	130,181
Deferred income taxes and prepaid expenses	12,821	17,577	--	30,398

Total current assets	280,179	327,051	(251,448)	355,782
Goodwill	--	60,110	--	60,110
Real estate and investments	6,000	53,971	--	59,971
Deferred charges and other	7,483	3,849	--	11,332
Investment in subsidiaries	924,530	--	(924,530)	--
Long-term intercompany receivables	50,000	--	(50,000)	--
Property, plant and equipment – net	--	1,027,764	--	1,027,764

Total assets	$1,268,192	$1,472,745	$ (1,225,978)	$1,514,959

Accounts payable	$ 64	$ 128,433	$ --	$ 128,497
Intercompany payables	18,765	232,683	(251,448)	--
Accrued interest, wages and other	12,358	35,488	--	47,846
Current portion of long-term debt	7,500	225	--	7,725

Total current liabilities	38,687	396,829	(251,448)	184,068
Long-term debt	392,822	9,058	--	401,880
Long-term intercompany payables	--	50,000	(50,000)	--
Deferred income taxes and other credits	20,170	92,328	--	112,498
Shareholders’ equity	816,513	924,530	(924,530)	816,513

Total liabilities and shareholders’ equity	$1,268,192	$1,472,745	$ (1,225,978)	$1,514,959

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating statement of operations for the three months ended August 31, 2008

Net sales	$ --	$256,392	$ --	$256,392
Cost of products sold	--	223,754	--	223,754

Gross profit	--	32,638	--	32,638

Selling, general and administrative	(1,530)	18,868	--	17,338
Interest	8,845	--	(1,600)	7,245
Loss on debt retirements	907	--	--	907
Other income	(132)	(8,109)	--	(8,241)
Intercompany other income	(882)	(718)	1,600	--

	7,208	10,041	--	17,249

Income before the following items	(7,208)	22,597	--	15,389
Income taxes	(2,651)	7,382	--	4,731

	(4,557)	15,215	--	10,658
Equity in earnings of subsidiaries	15,215	--	(15,215)	--

Net income	$10,658	$ 15,215	$(15,215)	$ 10,658

Condensed consolidating statement of operations for the three months ended August 31, 2007

Net sales	$ --	$263,454	$ --	$263,454
Cost of products sold	--	217,437	--	217,437

Gross profit	--	46,017	--	46,017

Selling, general and administrative	254	21,929	--	22,183
Interest	5,866	--	(5,866)	--
Loss on debt retirements	--	--	--	--
Other income	(26)	(2,227)	--	(2,253)
Intercompany other income	(882)	(4,984)	5,866	--

	5,212	14,718	--	19,930

Income before the following items	(5,212)	31,299	--	26,087
Income taxes	(1,916)	10,089	--	8,173

	(3,296)	21,210	--	17,914
Equity in earnings of subsidiaries	21,210	--	(21,210)	--

Net income	$17,914	$ 21,210	$(21,210)	$ 17,914

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating statement of cash flows for the three months ended August 31, 2008

Net cash provided by operating activities	$ (46,782)	$ 57,397	$--	$ 10,615

Investing activities
Capital expenditures - expansions	--	(48,037)	--	(48,037)
Capital expenditures - other	--	(40,699)	--	(40,699)
Cash designated for property acquisitions	--	26,958	--	26,958
Proceeds from asset disposals	--	512	--	512
Investments in life insurance contracts	1,464	--	--	1,464
Other - net	--	192	--	192

Net cash used by investing activities	1,464	(61,074)	--	(59,610)

Financing activities
Long-term borrowings	327,250	--	--	327,250
Debt retirements	(197,500)	(55)	--	(197,555)
Debt issuance costs	(2,306)	--	--	(2,306)
Stock option exercises	1,480	--	--	1,480
Excess tax benefits from stock-based compensation	1,212	--	--	1,212
Common dividends paid	(2,065)	--	--	(2,065)

Net cash provided by financing activities	128,071	(55)	--	128,016

Increase (decrease) in cash and cash equivalents	82,753	(3,732)	--	79,021
Cash and cash equivalents at beginning of period	34,675	4,852	--	39,527

Cash and cash equivalents at end of period	$ 117,428	$ 1,120	$--	$ 118,548

Condensed consolidating statement of cash flows for the three months ended August 31, 2007

Net cash provided by operating activities	$ (82,661)	$ 96,713	$--	$ 14,052

Investing activities
Capital expenditures - expansions	--	(86,133)	--	(86,133)
Capital expenditures - other	--	(17,459)	--	(17,459)
Cash designated for property acquisitions	--	--	--	--
Proceeds from asset disposals	--	1,288	--	1,288
Investments in life insurance contracts	(415)	--	--	(415)
Other - net	--	(24)	--	(24)

Net cash used by investing activities	(415)	(102,328)	--	(102,743)

Financing activities
Long-term borrowings	124,000	--	--	124,000
Debt retirements	(46,173)	--	--	(46,173)
Debt issuance costs	(944)	--	--	(944)
Stock option exercises	599	--	--	599
Excess tax benefits from stock-based compensation	3,287	--	--	3,287
Common dividends paid	(2,051)	--	--	(2,051)

Net cash provided by financing activities	78,718	--	--	78,718

Increase (decrease) in cash and cash equivalents	(4,358)	(5,615)	--	(9,973)
Cash and cash equivalents at beginning of period	6,095	9,043	--	15,138

Cash and cash equivalents at end of period	$ 1,737	$ 3,428	$--	$ 5,165

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Texas Industries, Inc.

We have reviewed the accompanying consolidated balance sheet of Texas Industries, Inc. and subsidiaries (the Company) as of August 31, 2008, and the related consolidated statements of operations and cash flows for the three-month periods ended August 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of May 31, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended [not presented herein], and in our report dated July 10, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of May 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Fort Worth, Texas

September 26, 2008

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are a leading supplier of heavy construction materials in the United States through three business segments: cement, aggregates and consumer products. Our principal products are gray portland cement, produced and sold through our cement segment; stone, sand and gravel, produced and sold through our aggregates segment; and ready-mix concrete, produced and sold through our consumer products segment. Other products include expanded shale and clay lightweight aggregates, produced and sold through our aggregates segment, and packaged concrete mix, mortar, sand and related products, produced and sold through our consumer products segment. Our facilities are concentrated primarily in Texas, Louisiana and California.

Management uses segment operating profit as its principal measure to assess performance and to allocate resources. Business segment operating profit consists of net sales less operating costs and expenses that are directly attributable to the segment. Unallocated overhead and other income includes income and operating overhead expenses such as environmental, engineering and other administrative activities that directly relate to some or all of our segments and are not allocated. Corporate includes non-operating income and expenses related to administrative, financial, legal, human resources and real estate activities.

The following is a summary of operating results for our business segments and certain other operating information related to our principal products.

Cement Operations

	Three months ended
	August 31,
In thousands except per unit	2008	2007
Operating Results
Total cement sales	$111,404	$123,423
Total other sales and delivery fees	9,959	7,712

Total segment sales	121,363	131,135
Cost of products sold	104,557	109,107

Gross profit	16,806	22,028
Selling, general and administrative	(4,704)	(5,011)
Other income	5,203	824

Operating Profit	$ 17,305	$ 17,841

Cement
Shipments (tons)	1,218	1,290
Prices ($/ton)	$ 91.43	$ 95.69
Cost of sales ($/ton)	$ 79.26	$ 79.37

Operating profit for the three-month period ended August 31, 2008 was $17.3 million, a decrease of $.5 million from the prior year period.

Total cement sales for the three-month period ended August 31, 2008 decreased $12.0 million from the prior year period on 4% lower average prices and 6% lower shipments. Our Texas market area accounted for approximately 69% of total cement sales in the current period compared to 62% of total cement sales in the prior year period. Average cement prices in our Texas market area increased 1% from the prior year period. The decline in construction activity in our California market area resulted in a decrease in bulk and package cement prices and shipments of 8% and 12%, respectively, from the prior year period.

Cost of sales for the three-month period ended August 31, 2008 decreased $4.6 million from the prior year period primarily due to lower shipments. Cement unit costs were comparable to the prior year period. Higher energy costs at all our plants were offset by lower maintenance costs related to the timing of scheduled maintenance.

Selling, general and administrative expense for the three-month period ended August 31, 2008 decreased $.3 million from the prior year period primarily due to lower incentive compensation expense.

Other income for the three-month period ended August 31, 2008 increased $4.4 million from the prior year period. Other income in the current period includes a lease bonus payment of $2.8 million received upon the execution of an oil and gas lease on property we own in north Texas. In addition, other income in the current period includes a gain of $1.7 million from the sale of emission credits associated with our California cement operations.

Aggregate Operations

	Three months ended
	August 31,
In thousands except per unit	2008	2007
Operating Results
Total stone, sand and gravel sales	$40,679	$39,804
Total other sales and delivery fees	31,118	30,421

Total segment sales	71,797	70,225
Cost of products sold	59,445	55,042

Gross profit	12,352	15,183
Selling, general and administrative	(3,823)	(4,147)
Other income	407	406

Operating Profit	$ 8,936	$11,442

Stone, sand and gravel
Shipments (tons)	5,201	5,551
Prices ($/ton)	$ 7.82	$ 7.17
Cost of sales ($/ton)	$ 6.28	$ 5.05

Operating profit for the three-month period ended August 31, 2008 was $8.9 million, a decrease of $2.5 million from the prior year period.

Total segment sales for the three-month period ended August 31, 2008 increased $1.6 million from the prior year period as total stone, sand and gravel sales were up $.9 million on 9% higher average prices and 6% lower shipments.

Cost of sales for the three-month period ended August 31, 2008 increased $4.4 million from the prior year period. Stone, sand and gravel costs increased primarily due to higher production and higher fuel and transportation costs. Our cost of diesel fuel per gallon in the current period increased approximately 73% from the prior year period.

Selling, general and administrative expense for the three-month period ended August 31, 2008 decreased $.3 million from the prior year period primarily due to lower incentive compensation expense.

Other income for the three-month period ended August 31, 2008 was comparable to the prior year period.

Consumer Products Operations

	Three months ended
	August 31,
In thousands except per unit	2008	2007
Operating Results
Total ready-mix concrete sales	$78,894	$79,990
Total other sales and delivery fees	16,330	14,536

Total segment sales	95,224	94,526
Cost of products sold	91,744	85,720

Gross profit	3,480	8,806
Selling, general and administrative	(4,315)	(4,905)
Other income	385	176

Operating Profit (Loss)	$(450)	$4,077

Ready-mix concrete
Shipments (cubic yards)	947	998
Prices ($/cubic yard)	$83.30	$80.17
Cost of sales ($/cubic yard)	$81.15	$73.90

Operating loss for the three-month period ended August 31, 2008 was $.5 million, a decrease in profit of $4.5 million from the prior year period.

Total ready-mix concrete sales for the three-month period ended August 31, 2008 decreased $1.1 million on 4% higher average prices and 5% lower volume.

Cost of sales for the three-month period ended August 31, 2008 increased $6.0 million from the prior year period. Overall ready-mix concrete unit costs increased 10% from the prior year period primarily due to higher raw material costs, as well as higher distribution and transportation costs. Our raw material unit costs in the current period increased approximately 9% from the prior year period. Our cost of diesel fuel per gallon in the current period increased approximately 85% from the prior year period.

Selling, general and administrative expense for the three-month period ended August 31, 2008 decreased $.6 million from the prior year period primarily due to lower incentive compensation expense.

Other income for the three-month period ended August 31, 2008 increased $.2 million from the prior year period. Other income in the current period includes lease bonus payments of $.2 million received upon the execution of oil and gas lease agreements on property we own in north Texas.

Unallocated Overhead and Other Income

	Three months ended
	August 31,
In thousands	2008	2007
Other income	$61	$172
Selling, general and administrative	(2,546)	(2,311)

	$(2,485)	$(2,139)

Unallocated overhead and other income relate primarily to certain environmental, engineering and other administrative operating activities not attributable to a specific segment.

Corporate

	Three months ended
	August 31,
In thousands	2008	2007
Other income	$ 2,185	$ 675
Selling, general and administrative	(1,950)	(5,809)

	$ 235	$(5,134)

Other income for the three-month period ended August 31, 2008 includes a bonus payment of $1.6 million received upon the execution of an oil and gas lease agreement on property we own in north Texas that is not associated with any business segment.

Selling, general and administrative expense for the three-month period ended August 31, 2008 decreased $3.9 million from the prior year period. The decrease was primarily the result of $2.4 million lower incentive compensation expense and $2.3 million lower stock-based compensation, offset in part by an increase in other expenses. Our incentive plans are based on financial performance. Our stock-based compensation includes awards expected to be settled in cash, the expense for which is based on the average stock price at the end of each period until the awards are paid. The impact of changes in our stock price reduced stock-based compensation $5.1 million and $3.0 million during three-month periods ended August 31, 2008 and August 31, 2007, respectively.

Interest

Interest expense incurred for the three-month period ended August 31, 2008 was $9.0 million, of which $1.8 million was capitalized in connection with our Hunter, Texas cement plant expansion project and $7.2 million was expensed. Interest expense incurred for the three-month period ended August 31, 2007 was $6.1 million, all of which was capitalized in connection with our Oro Grande, California cement plant expansion project. Interest expense incurred increased $2.9 million due to higher average outstanding debt and borrowings on life insurance contracts. An additional $26.3 million in interest expense is currently estimated to be capitalized in connection with our Hunter expansion project. We expect to begin the startup and commissioning process during the winter of fiscal year 2010.

Loss on Debt Retirements

On August 18, 2008, we sold $300 million aggregate principal amount of additional 7.25% senior notes due in 2013 at an offering price of $93.25. The net proceeds were used to repay our $150 million senior term loan and borrowings outstanding under our senior revolving credit facility in the amount of $29.5 million. We recognized a loss on debt retirement of $.9 million representing a write-off of debt issuance costs associated with the mandatory prepayment of the term loan.

Income Taxes

Income taxes for the interim periods ended August 31, 2008 and August 31, 2007 have been included in the accompanying financial statements on the basis of an estimated annual rate. The primary reason that the tax rate differs from the 35% federal statutory corporate rate is due to percentage depletion that is tax deductible, state income taxes and deductions for income from qualified domestic production activities. Our estimated effective tax rate for fiscal year 2009 is 30.7% compared to 31.4% for fiscal year 2008.

LIQUIDITY AND CAPITAL RESOURCES

On August 18, 2008, we sold $300 million aggregate principal amount of additional 7.25% senior notes due in 2013 at an offering price of 93.25%. The additional notes were issued under our existing indenture dated July 6, 2005. The net proceeds were used to repay our $150 million senior term loan and borrowings outstanding under our senior revolving credit facility in the amount of $29.5 million, with additional proceeds available for general corporate purposes.

In addition to cash and cash equivalents of $118.5 million at August 31, 2008, our sources of liquidity include cash from operations and borrowings available under our $200 million senior revolving credit facility.

Senior Revolving Credit Facility. Our credit agreement provides for a $200 million senior revolving credit facility. The principal amount may be increased by up to $100 million at our option, provided that the current lenders and such additional lenders as are invited by us and approved by the administrative agent provide commitments for the additional principal amount. The credit facility expires on August 15, 2012. It includes a $50 million sub-limit for letters of credit. Any outstanding letters of credit are deducted from the borrowing availability under the facility. No borrowings were outstanding at August 31, 2008; however, $26.0 million of the facility was utilized to support letters of credit. Amounts drawn under the facility bear interest either at the LIBOR rate plus a margin of .75% to 2%, or at a base rate (which is the higher of the federal funds rate plus 0.5% and the prime rate) plus a margin of up to 1%. The interest rate margins are subject to adjustments based on our leverage ratio. All of our consolidated subsidiaries have guaranteed our obligations under the credit facility.

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

Contractual Obligations. On August 18, 2008, we sold $300 million aggregate principal amount of additional 7.25% senior notes due in 2013. The following is a summary of our estimated additional future payments as a result of this new commitment, net of obligations prepaid out of the proceeds of the sale, for fiscal year periods subsequent to May 31, 2008.

	Future Payments by Period
In thousands	Total	2009	2010	2011	2012-2013	After 2013
Borrowings
New long-term debt	$300,000	$--	$--	$--	$--	$300,000
Interest	108,750	10,875	21,750	21,750	43,500	10,875
Effect of Prepayments
Long-term debt	(150,000)	--	--	--	(150,000)	--
Interest	(22,835)	(5,375)	(6,514)	(5,752)	(5,194)	--

	$235,915	$5,500	$15,236	$15,998	$(111,694)	$310,875

In October 2007, we commenced construction on a project to expand our Hunter, Texas cement plant. We are expanding the Hunter plant by approximately 1.4 million tons of advanced dry process annual cement production capacity. The 900,000 tons of existing annual cement production capacity will remain in operation. We currently expect the Hunter project will cost from $325 million to $350 million, excluding estimated capitalized interest of $30 million related to the project. As of August 31, 2008, we have expended $121.2 million, excluding capitalized interest of $3.7 million related to the project. We currently expect to begin the startup and commissioning process during the winter of fiscal year 2010.

In July 2008, we negotiated three contracts for the purchase of coal for use in our cement and expanded shale and clay lightweight aggregate plants in Texas beginning with calendar year 2009. Each contract requires that we must purchase all of our coal requirements at a fixed price (escalated annually) through calendar year 2011. However, these contracts do not require that minimum amounts of material be purchased.

We expect cash and cash equivalents, cash from operations and available borrowings under our senior revolving credit facility to be sufficient to provide funds for capital expenditure commitments currently estimated at $300 million to $325 million for fiscal year 2009 (including the expansion of the Hunter, Texas plant), scheduled debt payments, working capital needs and other general corporate purposes for at least the next year.

Cash Flows

Net cash provided by operating activities for the three-month period ended August 31, 2008 and August 31, 2007 was $10.6 million and $14.1 million, respectively. The decrease was primarily the result of lower income from operations offset in part by higher depreciation due to the completion of our Oro Grande, California cement plant in May 2008.

Net cash used by investing activities for the three-month period ended August 31, 2008 and August 31, 2007 was $59.6 million and $102.7 million, respectively.

Capital expenditures, including capitalized interest, incurred in connection with the expansion of our Hunter, Texas cement plant were $46.7 million and $9.8 million for the three-month periods ended August 31, 2008 and August 31, 2007, respectively. Capital expenditures, including capitalized interest, incurred in connection with the expansion and modernization of our Oro Grande, California cement plant were $1.3 million and $76.4 million for the three-month periods ended August 31, 2008 and August 31, 2007, respectively.

Capital expenditures for normal replacement and technological upgrades of existing equipment and acquisitions to sustain our existing operations were $40.7 million and $17.5 million for the three-month periods ended August 31, 2008 and August 31, 2007, respectively. Capital expenditures in the current period include $25.6 million incurred to acquire aggregate operations in central Texas through a deferred like-kind-exchange transaction. Completion of the transaction reduced the cash designated for property acquisitions that is being held by a qualified intermediary trust by $27.0 million.

Net cash provided by financing activities for the three-month period ended August 31, 2008 and August 31, 2007 was $128.0 million and $78.7 million, respectively.

On August 18, 2008, we sold $300 million aggregate principal amount of additional 7.25% senior notes due in 2013 at an offering price of 93.25%. The net proceeds were used to repay our $150 million senior term loan and borrowings outstanding under our senior revolving credit facility in the amount of $29.5 million.

OTHER ITEMS

Environmental Matters

We are subject to federal, state and local environmental laws, regulations and permits concerning, among other matters, air emissions and wastewater discharge. We intend to comply with these laws, regulations and permits. However, from time to time we receive claims from federal and state environmental regulatory agencies and entities asserting that we are or may be in violation of certain of these laws, regulations and permits, or from private parties alleging that our operations have injured them or their property. See “Item 1. Legal Proceedings” in Part II of this report for a description of certain claims. It is possible that we could be held liable for future charges which might be material but are not currently known or estimable. In addition, changes in federal or state laws, regulations or requirements or discovery of currently unknown conditions could require additional expenditures by us.

Market Risk

Historically, we have not entered into derivatives or other financial instruments for trading or speculative purposes. Because of the short duration of our investments, changes in market interest rates would not have a significant impact on their fair value. The fair value of fixed rate debt will vary as interest rates change.

Our operations require large amounts of energy and are dependent upon energy sources, including electricity and fossil fuels. Prices for energy are subject to market forces largely beyond our control. We have generally not entered into any long-term contracts to satisfy our fuel and electricity needs, with the exception of coal which we purchase from specific mines pursuant to long-term contracts. However, we continually monitor these markets and we may decide in the future to enter into long-term contracts. If we are unable to meet our requirements for fuel and electricity, we may experience interruptions in our production. Price increases or disruption of the supply of these products could adversely affect our results of operations.

Critical Accounting Policies

The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Changes in the facts and circumstances could have a significant impact on the resulting financial statements. The critical accounting policies that affect the more complex judgments and estimates are described in our Annual Report on Form 10-K for the year ended May 31, 2008.

Recent Accounting Developments

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. We adopted this SFAS effective June 1, 2008. The adoption of SFAS No. 157 did not have a current material impact on our consolidated financial statements.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This standard permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. We adopted this SFAS effective June 1, 2008. At this time, we have not elected to use the fair value measures permitted by this standard.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the

Private Securities Litigation Reform Act of 1995

Certain statements contained in this quarterly report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the impact of competitive pressures and changing economic and financial conditions on our business, the level of construction activity in our markets, abnormal periods of inclement weather, unexpected periods of equipment downtime, changes in the cost of raw materials, fuel and energy, the impact of environmental laws, regulations and claims, and the risks and uncertainties described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year-ended May 31, 2008.

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

In addition to the Shellman lawsuit filed in Riverside County Superior Court in Riverside, California (see “Item 1. BUSINESS-Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008), four additional lawsuits have been filed in the same court, each purporting to be a class action complaint for medical monitoring for a putative class defined as students who attended or presently attend a specified school in the vicinity of our Crestmore plant in Riverside, California and who were allegedly exposed to hexavalent chromium, or chrome 6, emissions from the plant. The putative class in each of these cases is a subset of the putative class in the Shellman case, and the allegations and request for relief are nearly identical to those in the Shellman case. In addition, a lawsuit has been filed in the same court against several of our subsidiaries by an individual living in the general vicinity of the Crestmore plant who has suffered strokes and has lung cancer. The plaintiff alleges causes of action for nuisance, trespass, negligence, negligence per se, and willful misconduct based on the alleged exposure to chrome 6 and other toxic or harmful substances in the air, surface water and ground water caused by our plant. The plaintiff requests general and punitive damages for property damage, physical injury, emotional distress, medical costs and loss of earnings. We will vigorously defend all of these suits but we cannot predict what liability, if any, could arise from them. We also cannot predict whether any other suits may be filed against us alleging damages due to injuries to persons or property caused by claimed exposure to chrome 6.

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

4.2	Form of the Company’s 7 1/4% Senior Note due 2013 (CUSIP 882491 AK9) (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

4.3	Form of the Company’s Notation of Guarantee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

4.4

Registration Rights Agreement, dated July 6, 2005, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

4.5

Indenture, dated July 6, 2005, among the Company, the Guarantors and Wells Fargo, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

4.6

Form of the Company’s 7 1/4% Senior Note due 2013 (CUSIP 882491 AM5) and Notation of Guarantee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated August 19, 2008, File No. 001-04887)

4.7

Form of the Company’s 7 1/4% Senior Note due 2013 (CUSIP U88244 AC9) and Notation of Guarantee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated August 19, 2008, File No. 001-04887)

4.8

Registration Rights Agreement, dated August 18, 2008, among the Company, the Guarantors and the Initial Purchasers (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K dated August 19, 2008, File No. 001-04887)

4.9

First Supplemental Indenture dated August 18, 2008 among the Company, the Guarantors and the Trustee (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K dated August 19, 2008, File No. 001-04887)

4.10

Second Supplemental Indenture dated August 18, 2008 among the Company, the Guarantors and the Trustee (incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K dated August 19, 2008, File No. 001-04887)

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

10.6	Employment Agreement of Mel G. Brekhus (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 22, 2007)

10.7	Texas Industries, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 as filed May 19, 1994, File No. 033-53715)

10.8	Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.9	Form of Stock Option Agreement under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 25, 2006)

10.10	Form of Non-Employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated April 19, 2006)

10.11	TXI Annual Incentive Plans-Fiscal Year 2009 (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K filed July 11, 2008)

10.12	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2009 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on July 25, 2006)

10.13	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2010 (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on July 13, 2007)

10.14	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2011 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on July 11, 2008)

10.15	Master Performance-Based Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement filed on August 25, 2006)

10.16	Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on August 12, 2005, File No. 001-04887)

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

10.26

Amendment No. 2 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, between Texas Industries, Inc. and Mel G. Brekhus dated July 11, 2007 (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed on July 13, 2007)

10.27

Contract, signed September 21, 2007, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed on September 27, 2007, noting that portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.28

First Amendment to First Amended and Restated Credit Agreement dated as of January 28, 2008 among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and lender and other lenders (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 28, 2008)

10.29

Second Amendment to First Amended and Restated Credit Agreement dated as of March 20, 2008 among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and lender and other lenders (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated March 20, 2008)

10.30

Purchase Agreement dated August 7, 2008, among the Company, the Guarantors and the Initial Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated August 13, 2008, File No. 001-04887)

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

TEXAS INDUSTRIES, INC.

September 26, 2008	/s/ Kenneth R. Allen
Kenneth R. Allen
Vice President - Finance and Chief Financial Officer
(Principal Financial Officer)

September 26, 2008	/s/ T. Lesley Vines
T. Lesley Vines
Vice President – Corporate Controller
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

4.2	Form of the Company’s 7 1/4% Senior Note due 2013 (CUSIP 882491 AK9) (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

4.3	Form of the Company’s Notation of Guarantee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

4.4

Registration Rights Agreement, dated July 6, 2005, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

4.5

Indenture, dated July 6, 2005, among the Company, the Guarantors and Wells Fargo, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K dated June 29, 2005, File No. 001-04887)

4.6

Form of the Company’s 7 1/4% Senior Note due 2013 (CUSIP 882491 AM5) and Notation of Guarantee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated August 19, 2008, File No. 001-04887)

4.7

Form of the Company’s 7 1/4% Senior Note due 2013 (CUSIP U88244 AC9) and Notation of Guarantee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated August 19, 2008, File No. 001-04887)

4.8

Registration Rights Agreement, dated August 18, 2008, among the Company, the Guarantors and the Initial Purchasers (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K dated August 19, 2008, File No. 001-04887)

4.9

First Supplemental Indenture dated August 18, 2008 among the Company, the Guarantors and the Trustee (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K dated August 19, 2008, File No. 001-04887)

4.10

Second Supplemental Indenture dated August 18, 2008 among the Company, the Guarantors and the Trustee (incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K dated August 19, 2008, File No. 001-04887)

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

10.6	Employment Agreement of Mel G. Brekhus (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 22, 2007)

10.7	Texas Industries, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 as filed May 19, 1994, File No. 033-53715)

10.8	Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.9	Form of Stock Option Agreement under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 25, 2006)

10.10	Form of Non-Employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated April 19, 2006)

10.11	TXI Annual Incentive Plans-Fiscal Year 2009 (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K filed July 11, 2008)

10.12	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2009 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on July 25, 2006)

10.13	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2010 (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on July 13, 2007)

10.14	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2011 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on July 11, 2008)

10.15	Master Performance-Based Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement filed on August 25, 2006)

10.16	Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on August 12, 2005, File No. 001-04887)

10.17

Form of SAR Agreement for Non-Employee Directors under Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on August 12, 2005, File No. 001-04887)

10.18

Form of Amendment No. 1 to SAR Agreement for Non-Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K dated April 19, 2006)

10.19

SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan between Texas Industries, Inc. and Mel G. Brekhus, dated June 1, 2004 (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on July 25, 2006)

Index to Exhibits-(Continued)

Exhibit Number

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

10.26

Amendment No. 2 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, between Texas Industries, Inc. and Mel G. Brekhus dated July 11, 2007 (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed on July 13, 2007)

10.27

Contract, signed September 21, 2007, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed on September 27, 2007, noting that portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.28

First Amendment to First Amended and Restated Credit Agreement dated as of January 28, 2008 among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and lender and other lenders (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 28, 2008)

10.29

Second Amendment to First Amended and Restated Credit Agreement dated as of March 20, 2008 among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and lender and other lenders (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated March 20, 2008)

10.30

Purchase Agreement dated August 7, 2008, among the Company, the Guarantors and the Initial Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated August 13, 2008, File No. 001-04887)

12.1	Computation of Ratios of Earnings to Fixed Charges

15.1	Letter re: Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer