Form 10-Q
period 2008-11-30
TEXAS INDUSTRIES INC
filed 2009-01-09
CIK 97472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

There were 27,663,530 shares of the Registrant’s Common Stock, $1.00 par value, outstanding as of January 5, 2009.

INDEX

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	(Unaudited) November 30,	May 31,
In thousands	2008	2008

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$62,254	$39,527
Receivables – net	124,867	155,676
Inventories	141,774	130,181
Deferred income taxes and prepaid expenses	30,116	30,398

TOTAL CURRENT ASSETS	359,011	355,782

OTHER ASSETS
Goodwill	60,110	60,110
Real estate and investments	33,478	59,971
Deferred charges and other	15,241	11,332

	108,829	131,413

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	154,692	139,544
Buildings	57,032	56,976
Machinery and equipment	1,233,454	1,208,905
Construction in progress	273,654	137,083

	1,718,832	1,542,508
Less depreciation and depletion	543,043	514,744

	1,175,789	1,027,764

	$1,643,629	$1,514,959

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$112,634	$128,497
Accrued interest, wages and other	47,626	47,846
Current portion of long-term debt	234	7,725

TOTAL CURRENT LIABILITIES	160,494	184,068

LONG-TERM DEBT	539,978	401,880

DEFERRED INCOME TAXES AND OTHER CREDITS	108,536	112,498

SHAREHOLDERS’ EQUITY
Common stock, $1 par value	27,663	27,493
Additional paid-in capital	467,250	459,877
Retained earnings	346,659	336,279
Accumulated other comprehensive loss	(6,951)	(7,136)

	834,621	816,513

	$1,643,629	$1,514,959

See notes to consolidated financial statements.

(Unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Three months ended November 30,		Six months ended November 30,
In thousands except per share	2008	2007	2008	2007

NET SALES	$221,799	$268,473	$478,191	$531,927

Cost of products sold	194,006	208,271	417,760	425,708

GROSS PROFIT	27,793	60,202	60,431	106,219

Selling, general and administrative	15,864	21,064	33,202	43,247
Interest	9,296	--	16,541	--
Loss on debt retirements	--	--	907	--
Other income	(2,211)	(3,442)	(10,452)	(5,695)

	22,949	17,622	40,198	37,552

INCOME BEFORE INCOME TAXES	4,844	42,580	20,233	68,667

Income taxes	991	13,265	5,722	21,438

NET INCOME	$ 3,853	$ 29,315	$ 14,511	$ 47,229

Net income per share
Basic	$ .14	$ 1.07	$ .53	$ 1.73
Diluted	$ .14	$ 1.05	$ .52	$ 1.69

Average shares outstanding
Basic	27,566	27,348	27,536	27,340
Diluted	27,782	27,849	27,806	27,873

Cash dividends per share	$ .075	$ .075	$ .15	$ .15

See notes to consolidated financial statements.

(Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Six months ended November 30,
In thousands	2008	2007

OPERATING ACTIVITIES
Net income	$ 14,511	$ 47,229
Adjustments to reconcile net income to cash provided by operating activities
Depreciation, depletion and amortization	34,016	27,164
Gains on asset disposals	(427)	(917)
Deferred income taxes	4,052	1,127
Stock-based compensation expense (credit)	(7,829)	(1,325)
Excess tax benefits from stock-based compensation	(1,766)	(3,383)
Loss on debt retirements	907	--
Other – net	(1,067)	(945)
Changes in operating assets and liabilities
Receivables – net	30,074	(21,357)
Inventories	(11,593)	8,643
Prepaid expenses	914	1,920
Accounts payable and accrued liabilities	(23,454)	2,320

Net cash provided by operating activities	38,338	60,476

INVESTING ACTIVITIES
Capital expenditures – expansions	(123,420)	(138,364)
Capital expenditures – other	(51,911)	(36,724)
Cash designated for property acquisitions	28,733	--
Proceeds from asset disposals	865	2,366
Investments in life insurance contracts	2,263	65,529
Other – net	175	55

Net cash used by investing activities	(143,295)	(107,138)

FINANCING ACTIVITIES
Long-term borrowings	327,250	189,000
Debt retirements	(197,610)	(130,237)
Debt issuance costs	(3,476)	(1,033)
Stock option exercises	3,885	730
Excess tax benefits from stock-based compensation	1,766	3,383
Common dividends paid	(4,131)	(4,103)

Net cash provided by financing activities	127,684	57,740

Increase in cash and cash equivalents	22,727	11,078

Cash and cash equivalents at beginning of period	39,527	15,138

Cash and cash equivalents at end of period	$ 62,254	$ 26,216

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

1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended November 30, 2008, are not necessarily indicative of the results that may be expected for the year ended May 31, 2009. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Texas Industries, Inc. for the year ended May 31, 2008.

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

Cash and Cash Equivalents. Investments with maturities of less than 90 days when purchased are classified as cash equivalents and consist primarily of money market funds, investment grade commercial paper issued by major corporations and financial institutions and U.S. treasury obligations.

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

Property, plant and equipment is recorded at cost. Costs incurred to construct certain long-lived assets include capitalized interest which is amortized over the estimated useful life of the related asset. Interest is capitalized during the construction period of qualified assets based on the average amount of accumulated expenditures and the weighted average interest rate applicable to borrowings outstanding during the period. If accumulated expenditures exceed applicable borrowings outstanding during the period, capitalized interest is allocated to projects under construction on a pro rata basis. Provisions for depreciation are computed generally using the straight-line method. Useful lives for our primary operating facilities range from 10 to 25 years with certain cement facility structures having useful lives of 40 years. Provisions for depletion of mineral deposits are computed on the basis of the estimated quantity of recoverable raw materials. The cost of all post-production stripping costs, which represents costs of removing overburden and waste materials to access mineral deposits, is recognized as a cost of the inventory produced during the period the stripping costs are incurred. Maintenance and repairs are charged to expense as incurred.

Goodwill. Management tests goodwill for impairment annually by reporting unit in the fourth quarter of our fiscal year. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future prices for our products, capital needs, economic trends and other factors.

Goodwill having a carrying value of $58.4 million at November 30, 2008 and May 31, 2008 resulted from the acquisition of Riverside Cement Company and is identified with our California cement operations. Goodwill having a carrying value of $1.7 million at November 30, 2008 and May 31, 2008 resulted from the acquisition of ready-mix operations in Texas and Louisiana and is identified with our consumer products operations.

In light of current market conditions, we assessed our California cement operations for impairment during our November 2008 quarter. Our assessment indicated that there was no impairment of goodwill. The assessment was based in part on assumptions regarding the timing of economic recovery in our California market. The current market conditions and economic climate are very volatile and it is possible that the current recession could last longer and have a bigger impact on our operations than was anticipated. Should the recession become more severe or last longer than anticipated, we could recognize an impairment charge in the future with respect to goodwill. Management will continue to evaluate and monitor the economic environment and perform its annual impairment test in the fourth quarter of our current fiscal year.

Real Estate and Investments. Surplus real estate and real estate acquired for development of high quality industrial, office or multi-use parks totaled $6.0 million at both November 30, 2008 and May 31, 2008.

Investments include life insurance contracts purchased in connection with certain of our benefit plans. The contracts, recorded at their net cash surrender value, totaled $8.3 million (net of distributions of $93.4 million plus accrued interest) at November 30, 2008 and $6.0 million (net of distributions of $88.1 million plus accrued interest) at May 31, 2008. We can elect to receive distributions chargeable against the cash surrender value of the policies in the form of borrowings or withdrawals or we can elect to surrender the policies and receive their net cash surrender value. Distributions totaling $5.4 million and $70.3 million were received in the six-month periods ended November 30, 2008 and November 30, 2007, respectively.

Investments at both November 30, 2008 and May 31, 2008 include $19.2 million representing the long-term portion of a note due May 31, 2010. The note was received in connection with the sale of land associated with our expanded shale and clay operations in south Texas in 2006.

In addition, investments at May 31, 2008 include $28.7 million of cash investments representing the proceeds from sales of aggregate property which were held in escrow by a qualified intermediary trust for reinvestment in deferred like-kind-exchange transactions. Designated property acquisitions totaling $25.5 million were completed during the six-month period ended November 30, 2008. The remaining $3.2 million of cash investments is no longer designated for property acquisitions and is included in cash and cash equivalents.

Deferred Charges and Other. Deferred charges are composed primarily of debt issuance costs that totaled $10.1 million at November 30, 2008 and $6.4 million at May 31, 2008. The costs are amortized over the term of the related debt.

Other Credits. Other credits totaled $58.6 million at November 30, 2008 and $66.8 million at May 31, 2008 and are composed primarily of liabilities related to our retirement plans, deferred compensation agreements and asset retirement obligations.

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

Changes in asset retirement obligations are as follows:

	Six months ended November 30,
In thousands	2008	2007

Balance at beginning of period	$3,961	$4,987
Additions	--	259
Accretion expense	161	197
Settlements	--	(457)

Balance at end of period	$4,122	$4,986

Accumulated Other Comprehensive Loss. Amounts recognized in accumulated other comprehensive loss represent adjustments related to a defined benefit retirement plan and a postretirement health benefit plan covering approximately 600 employees and retirees of our California cement subsidiary. The amounts totaled $7.0 million (net of tax of $4.1 million) at November 30, 2008 and $7.1 million (net of tax of $4.2 million) at May 31, 2008.

Comprehensive income for the three-month and six-month periods ending November 30, 2008 and November 30, 2007 consisted of net income and amounts in accumulated other comprehensive loss recognized in the periods as components of net periodic postretirement benefit cost, net of tax. Comprehensive income was $3.9 million and $29.3 million in the three-month periods ended November 30, 2008 and November 30, 2007, respectively, and $14.7 million and $47.2 million in the six-month periods ended November 30, 2008 and November 30, 2007, respectively.

Net Sales. Sales are recognized when title has transferred and products are delivered. We include delivery fees in the amount we bill customers to the extent needed to recover our cost of freight and delivery. Net sales are presented as revenues including these delivery fees.

Other Income. We have entered into various oil and gas lease agreements on property we own in north Texas. The terms of the agreements include the payment of a lease bonus and royalties on any oil and gas produced. However, we cannot guaranty what the level of royalties, if any, will be. Lease bonus payments received resulted in income of $0.1 million and $0.7 million in the three-month periods ended November 30, 2008 and November 30, 2007, respectively, and $4.7 million and $0.7 million in the six-month periods ended November 30, 2008 and November 30, 2007, respectively. Routine sales of surplus operating assets and real estate resulted in gains of $0.1 million and $1.3 million in the three-month periods ended November 30, 2008 and November 30, 2007, respectively, and $0.4 million and $2.0 million in the six-month periods ended November 30, 2008 and November 30, 2007, respectively. In addition, other income in the six-month period ended November 30, 2008 includes a gain of $1.7 million from the sale of emission credits associated with our California cement operations.

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

Diluted EPS adjusts net income and the outstanding shares for the dilutive effect of stock options, restricted shares and awards.

Basic and Diluted EPS are calculated as follows:

	Three months ended November 30,		Six months ended November 30,
In thousands except per share	2008	2007	2008	2007

Basic earnings
Net income	$3,853	$29,315	$14,511	$47,229
Unvested restricted share participation	(2)	(13)	(9)	(23)

Basic income	$3,851	$29,302	$14,502	$47,206

Diluted earnings
Net income	$3,853	$29,315	$14,511	$47,229
Unvested restricted share participation	(2)	(13)	(9)	(23)

Diluted income	$3,851	$29,302	$14,502	$47,206

Shares
Weighted-average shares outstanding	27,570	27,353	27,543	27,347
Contingently issuable shares	9	7	9	7
Unvested restricted shares	(13)	(12)	(16)	(14)

Basic weighted-average shares	27,566	27,348	27,536	27,340
Stock option, restricted share and award dilution	216	501	270	533

Diluted weighted-average shares*	27,782	27,849	27,806	27,873

Net income per share
Basic	$ .14	$ 1.07	$ .53	$ 1.73
Diluted	$ .14	$ 1.05	$ .52	$ 1.69

* Shares excluded due to antidilutive effect Stock options, restricted shares and awards	779	--	487	--

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

2. Working Capital

Working capital totaled $198.5 million at November 30, 2008, compared to $171.7 million at May 31, 2008. Selected components of working capital are summarized below.

Receivables consist of:

	November 30,	May 31,
In thousands	2008	2008

Accounts receivable	$119,147	$142,749
Notes receivable including accrued interest	1,248	618
Refund claims and other	4,472	12,309

	$124,867	$155,676

Accounts receivable are presented net of allowances for doubtful receivables of $2.8 million at November 30, 2008 and $2.1 million at May 31, 2008. Provisions for bad debts charged to expense were $0.9 million and $0.5 million in the six-month periods ended November 30, 2008 and November 30, 2007, respectively. Uncollectible accounts written off totaled $0.2 million and $0.1 million in the six-month periods ended November 30, 2008 and November 30, 2007, respectively. Notes receivable included in current receivables relate to routine sales of surplus operating assets and real estate.

Inventories consist of:

	November 30,	May 31,
In thousands	2008	2008

Finished products	$ 14,784	$ 15,342
Work in process	59,827	53,806
Raw materials	20,673	19,956

Total inventories at LIFO cost	95,284	89,104
Parts and supplies	46,490	41,077

Total inventories	$141,774	$130,181

Inventories are stated at cost (not in excess of market) with finished products, work in process and raw material inventories using the last-in, first-out (“LIFO”) method and parts and supplies inventories using the average cost method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. If the average cost method (which approximates current replacement cost) had been used for all of these inventories, inventory values would have been higher by $38.8 million at November 30, 2008 and $32.6 million at May 31, 2008.

Accrued interest, wages and other items consist of:

	November 30,	May 31,
In thousands	2008	2008

Interest	$15,233	$ 7,078
Employee compensation	12,200	27,421
Income taxes	192	1,688
Property taxes and other	20,001	11,659

	$47,626	$47,846

3. Long-Term Debt

Long-term debt consists of:

	November 30,	May 31,
In thousands	2008	2008

Senior secured revolving credit facility expiring in 2012	$ --	$ --
7.25% Senior notes due 2013
Notes issued July 6, 2005 at par value	250,000	250,000
Additional notes issued August 18, 2008, net of unamortized discount of $19.3 million at November 30, 2008 (effective interest rate 8.98%)	280,715	--
Senior term loan prepaid August 18, 2008	--	150,000
Other	324	322

	531,039	400,322
Capital lease obligation	9,173	9,283
Less current portion	(234)	(7,725)

	$539,978	$401,880

Senior Secured Revolving Credit Facility. On November 21, 2008, we amended our August 15, 2007 credit agreement to, among other things, increase the permitted leverage ratio, secure our obligations under the credit facility and limit the amount that can be borrowed under the credit agreement to the lesser of a borrowing base equal to the sum of 80% of our accounts receivable and 50% of our inventory or the $200 million stated principal amount of the credit agreement. The credit facility expires on August 15, 2012. The borrowing base at November 30, 2008 was $170.8 million. It includes a $50 million sub-limit for letters of credit. Any outstanding letters of credit are deducted from the borrowing availability under the facility. No borrowings were outstanding at November 30, 2008; however, $21.5 million of the facility was utilized to support letters of credit. Amounts drawn under the facility bear interest either at the LIBOR rate plus a margin of 2.5% to 3.5%, or at a base rate (which is the higher of the federal funds rate plus 0.5%, the prime rate or the one-month LIBOR rate plus 1.0%) plus a margin of 1.5% to 2.5%. The interest rate margins are subject to adjustments based on our leverage ratio. Commitment fees are payable currently at an annual rate of 0.5% on the unused portion of the facility. We may terminate the facility at any time.

All of our consolidated subsidiaries have guaranteed our obligations under the credit facility. The credit facility is secured by first priority security interests in all or most of our existing and future accounts, inventory, equipment, intellectual property and other personal property, and in all of our equity interests in present and future domestic subsidiaries and 66% of the equity interest in any future foreign subsidiaries, if any.

The credit facility contains covenants restricting, among other things, prepayment or redemption of the senior notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. Cash dividends paid on our common stock are limited to an annual amount of $10.0 million. We are required to comply with certain financial tests and to maintain certain financial ratios, such as leverage and interest coverage ratios. We were in compliance with all of these loan covenants as of November 30, 2008.

7.25% Senior Notes. On August 18, 2008, we sold $300 million aggregate principal amount of additional 7.25% senior notes at an offering price of 93.25%. The additional notes were issued under our existing indenture dated July 6, 2005. The net proceeds were used to repay our $150 million senior term loan and borrowings outstanding under our senior secured revolving credit facility in the amount of $29.5 million, with additional proceeds available for general corporate purposes. We recognized a loss on debt retirement of $0.9 million representing a write-off of debt issuance costs associated with the mandatory prepayment of the term loan. At November 30, 2008, we had $550 million aggregate principal amount of 7.25% senior notes outstanding. Under the indenture, at any time on or prior to July 15, 2009, we may redeem the notes at a redemption price equal to the sum of the principal amount thereof, plus accrued interest and a make-whole premium. On and after July 15, 2009, we may redeem the notes at a premium of 103.625% in 2009, 101.813% in 2010 and 100% in 2011 and thereafter. If we experience a change of control, we may be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued interest.

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

Other. Maturities of long-term debt, excluding the capital lease obligation, for each of the five years succeeding November 30, 2008 are none for 2009 through 2012 and $550.0 million for 2013. The total amount of interest paid was $15.2 million and $12.2 million during the six-month periods ended November 30, 2008 and November 30, 2007, respectively. Interest capitalized was $5.0 million and $13.3 million during the six-month periods ended November 30, 2008 and November 30, 2007, respectively.

4. Commitments

During October 2007, we commenced construction on a project to expand our Hunter, Texas cement plant. As of November 30, 2008, we have expended $193.4 million, excluding capitalized interest of $6.9 million related to the project.

In light of current economic and market conditions we plan to delay construction on the project. We believe that if the project were completed when originally scheduled, cement demand levels in Texas would likely not permit the new kiln to operate at a profitable level. We do expect the demand for cement to rebound in the future and to resume construction on the project when warranted by future economic and market conditions. We expect to be able to begin the startup and commissioning of the project within 12 months after resumption of construction.

The delay is expected to begin in the May 2009 quarter at which time we expect to have expended approximately $300 million, excluding capitalized interest of approximately $16 million related to the project. The delay is expected to defer approximately $40 million to $60 million of capital expenditures.

5. Shareholders’ Equity

Common stock consists of:

	November 30,	May 31,
In thousands	2008	2008

Shares authorized	100,000	100,000
Shares outstanding	27,663	27,493
Shares reserved for stock options and other	2,922	3,109

There are authorized 100,000 shares of Cumulative Preferred Stock, no par value, of which 20,000 shares are designated $5 Cumulative Preferred Stock (Voting), redeemable at $105 per share and entitled to $100 per share upon dissolution. An additional 40,000 shares are designated Series B Junior Participating Preferred Stock. The Series B Preferred Stock is not redeemable and ranks, with respect to the payment of dividends and the distribution of assets, junior to (i) all other series of the Preferred Stock unless the terms of any other series shall provide otherwise and (ii) the $5 Cumulative Preferred Stock. No shares of Cumulative Preferred Stock or Series B Junior Participating Preferred Stock were outstanding as of November 30, 2008. Pursuant to a Rights Agreement, in November 2006, we distributed a dividend of one preferred share purchase right for each outstanding share of our Common Stock. Each right entitles the holder to purchase from us one one-thousandth of a share of the Series B Junior Participating Preferred Stock at a price of $300, subject to adjustment. The rights will expire on November 1, 2016 unless the date is extended or the rights are earlier redeemed or exchanged by us pursuant to the Rights Agreement.

6. Stock-Based Compensation Plans

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

Options become exercisable in installments beginning one year after the date of grant and expire ten years after the date of grant. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. Options with graded vesting are valued as single awards and the compensation cost recognized using a straight-line attribution method over the shorter of the vesting period or required service period adjusted for estimated forfeitures. The weighted-average grant date fair value of options granted during the six-month period ended November 30, 2008 was $23.95 based on weighted average assumptions for expected volatility of .360, expected lives of 10 years, risk-free interest rates of 4.00% and expected dividend yields of .62%.

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

A summary of option transactions for the six-month period ended November 30, 2008, follows:

	Shares Under Option	Weighted-Average Option Price

Outstanding at May 31, 2008	1,464,831	$39.08
Granted	9,000	48.60
Exercised	(170,175)	22.83
Canceled	(25,406)	39.68

Outstanding at November 30, 2008	1,278,250	$41.30

Exercisable at November 30, 2008	706,889	$29.86

The following table summarizes information about stock options outstanding as of November 30, 2008.

	Range of Exercise Prices
	$16.04 - $27.39	$31.15 - $48.60	$50.63 - $70.18
Options outstanding
Shares outstanding	427,797	251,803	598,650
Weighted-average remaining life in years	3.46	4.70	7.88
Weighted-average exercise price	$19.08	$41.06	$57.27
Options exercisable
Shares exercisable	427,797	170,732	108,360
Weighted-average remaining life in years	3.46	3.89	7.23
Weighted-average exercise price	$19.08	$38.83	$58.27

Outstanding options expire on various dates to August 1, 2018. We have reserved 1,630,817 shares for future awards under the 2004 Plan as of November 30, 2008.

As of November 30, 2008, the aggregate intrinsic value (the difference in the closing market price of our common stock of $30.86 and the exercise price to be paid by the optionee) of stock options outstanding was $5.0 million. The aggregate intrinsic value of exercisable stock options at that date was $5.0 million. The total intrinsic value for options exercised (the difference in the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) was $1.1 million and $0.3 million for the three-month periods ended November 30, 2008 and November 30, 2007, respectively, and $1.9 million and $1.7 million for the six-month periods ended November 30, 2008 and November 30, 2007, respectively.

We have provided additional stock-based compensation to employees and directors under stock appreciation rights contracts, deferred compensation agreements, restricted stock payments and a former stock awards program. At November 30, 2008, outstanding stock appreciation rights totaled 155,979 shares, deferred compensation agreements to be settled in cash totaled 99,253 shares, deferred compensation agreements to be settled in common stock totaled 7,040 shares, unvested restricted stock payments totaled 8,500 shares and stock awards totaled 5,645 shares. Other credits included $4.7 million at November 30, 2008 and $14.4 million at May 31, 2008 representing accrued stock-based compensation which is expected to be settled in cash.

Total stock-based compensation included in selling, general and administrative expense (credit) was $(3.8) million and $0.4 million in the three-month periods ended November 30, 2008 and November 30, 2007, respectively, and $(7.8) million and $(1.3) million in the six-month periods ended November 30, 2008 and November 30, 2007, respectively. The impact of changes in our company’s stock price on stock-based awards accounted for as liabilities reduced stock-based compensation $4.6 million and $0.8 million in the three-month periods ended November 30, 2008 and November 30, 2007, respectively, and $9.7 million and $3.8 million in the six-month periods ended November 30, 2008 and November 30, 2007, respectively. The total tax expense recognized in our statements of operations for stock-based compensation was $1.6 million and $0.1 million in the three-month periods ended November 30, 2008 and November 30, 2007, respectively, and $3.3 million and $0.9 million in the six-month periods ended November 30, 2008 and November 30, 2007, respectively. The total tax benefit realized for stock-based compensation was $0.6 million and $0.1 million in the three-month periods ended November 30, 2008 and November 30, 2007, respectively, and $1.8 million and $3.4 million in the six-month periods ended November 30, 2008 and November 30, 2007, respectively.

As of November 30, 2008, $8.2 million of total unrecognized compensation cost related to stock options, stock appreciation rights contracts, restricted stock payments and stock awards is expected to be recognized. We currently expect to recognize in the years succeeding November 30, 2008 approximately $3.3 million of this stock-based compensation expense in 2009, $2.5 million in 2010, $1.6 million in 2011, $0.7 million in 2012 and $0.1 million in 2013.

7. Retirement Plans

Riverside Defined Benefit Plans. Approximately 600 employees and retirees of our California cement subsidiary, Riverside Cement Company, are covered by a defined benefit pension plan and a postretirement health benefit plan. Unrecognized prior service costs and actuarial gains or losses for these plans are recognized in a systematic manner over the remaining service periods of active employees expected to receive benefits under these plans. The amount of the defined benefit pension plan and postretirement health benefit plan expense charged to costs and expenses for the three-month and six-month periods ended November 30, 2008 and November 30, 2007, was as follows:

	Pension Benefit		Health Benefit
In thousands	2008	2007	2008	2007

Three months ended November 30
Service cost	$ 179	$ 144	$ 22	$ 30
Interest cost	791	695	110	99
Expected return on plan assets	(812)	(881)	--	--
Amortization of prior service cost	--	--	(197)	(211)
Amortization of net actuarial loss	174	55	168	164

	$ 332	$ 13	$ 103	$ 82

Six months ended November 30
Service cost	$ 359	$ 288	$ 44	$ 60
Interest cost	1,583	1,390	219	199
Expected return on plan assets	(1,626)	(1,763)	--	--
Amortization of prior service cost	--	--	(393)	(422)
Amortization of net actuarial loss	349	110	336	328

	$ 665	$ 25	$ 206	$ 165

Financial Security Defined Benefit Plans. We have a series of financial security plans that are non-qualified defined benefit plans providing retirement and death benefits to substantially all of our executive and key managerial employees. The plans are contributory but not funded. The amount of financial security plan benefit expense charged to costs and expenses for the three-month and six-month periods ended November 30, 2008 and November 30, 2007, was as follows:

	FSP Benefit
In thousands	2008	2007

Three months ended November 30
Service cost	$ 399	$ 743
Interest cost	546	474
Participant contributions	(90)	(98)

	$ 855	$1,119

Six months ended November 30
Service cost	$ 798	$1,486
Interest cost	1,091	948
Participant contributions	(178)	(197)

	$1,711	$2,237

8. Income Taxes

Income taxes for the interim periods ended November 30, 2008 and November 30, 2007 have been included in the accompanying financial statements on the basis of an estimated annual rate. The primary reason that the tax rate differs from the 35% federal statutory corporate rate is due to percentage depletion that is tax deductible, state income taxes and deductions for income from qualified domestic production activities. Our estimated effective tax rate for fiscal year 2009 is 28.3% compared to 31.2% for fiscal year 2008. We made income tax payments of $2.1 million and $21.3 million during the six-month periods ended November 30, 2008 and November 30, 2007, respectively. We received income tax refunds of $0.3 million and $0.6 million during the six-month periods ended November 30, 2008 and November 30, 2007, respectively.

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

9. Legal Proceedings and Contingent Liabilities

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

In March 2008, the South Coast Air Quality Management District, or SCAQMD, informed one of our subsidiaries, Riverside Cement Company (Riverside), that it believes that dust blowing from open stockpiles of gray clinker or other operations at our Crestmore plant in Riverside, California caused the level of hexavalent chromium, or chrome 6, in the vicinity of the plant to be elevated above ambient air levels. Chrome 6 has been identified by the State of California as a carcinogen. Riverside immediately began taking steps, in addition to its normal dust control procedures, to reduce dust from plant operations and eliminate the use of open clinker stockpiles. The SCAQMD has placed an air monitoring station at the downwind property line closest to the open clinker stockpiles. Over the period of February 12 to June 23, 2008, the average level of chrome 6 reported by the SCAQMD at this station was 1.26 nanograms per cubic meter, or ng/m³. Since that time, the average level has decreased. The average level of chrome 6 reported by the SCAQMD at other air monitoring stations in areas around the plant ranged from 0.10 to 0.59 ng/m³ for the same sampling period. In public presentations, the SCAQMD compared the level of exposure for various time periods at the air monitor on our property line with the following employee exposure standards established by regulatory agencies:

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

In late April 2008, a lawsuit was filed in Riverside County Superior Court of the State of California styled Virginia Shellman, et al. v. Riverside Cement Holdings Company, et al. The lawsuit purports to be a class action complaint for medical monitoring for a putative class defined as individuals who were allegedly exposed to chrome 6 emissions from our Crestmore cement plant. The complaint alleges an increased risk of future illness due to the exposure to chrome 6 and other toxic chemicals. The suit requests, among other things, punitive and exemplary damages and establishment and funding of a medical testing and monitoring program for the class until their exposure to chrome 6 is no longer a threat to their health.

In addition to the Shellman lawsuit, we have been served with three additional lawsuits filed in the same court in mid July 2008. Each purports to be a class action complaint for medical monitoring for a putative class defined as students who attended or presently attend a specified school in the vicinity of our Crestmore plant and who were allegedly exposed to chrome 6 emissions from the plant. The putative class in each of these cases is a subset of the putative class in the Shellman case, and the allegations and request for relief are nearly identical to those in the Shellman case. As a consequence, the court has stayed these three lawsuits until the Shellman lawsuit is finally determined.

In August 2008, a lawsuit was filed in the same court against several of our subsidiaries by an individual who, prior to her recent death, had lived in the general vicinity of the Crestmore plant and had suffered strokes and lung cancer. The plaintiff alleges causes of action for nuisance, trespass, negligence, negligence per se, and willful misconduct based on the alleged exposure to chrome 6 and other toxic or harmful substances in the air, surface water and ground water caused by our plant. The plaintiff requests general and punitive damages for property damage, physical injury, emotional distress, medical costs and loss of earnings.

In October and November 2008, four additional lawsuits were filed in the same court making allegations similar to the Shellman lawsuit. The four additional suits involve claims for personal injury and wrongful death by approximately 760 individual plaintiffs who were allegedly exposed to chrome 6 emissions from the Crestmore plant. The plaintiffs allege causes of action for, among other things, negligence, intentional and negligent infliction of emotional distress, trespass, public and private nuisance, strict liability, fraudulent concealment, wrongful death and loss of consortium. The plaintiffs request, among other things, general and punitive damages, medical expenses, loss of earnings, property damages and medical monitoring costs.

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

10. Business Segments

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

The following is a summary of operating results and certain other financial data for our business segments.

	Three months ended November 30,		Six months ended November 30,
In thousands	2008	2007	2008	2007
Net sales
Cement
Sales to external customers	$ 91,541	$110,072	$193,398	$220,502
Intersegment sales	16,507	21,237	36,013	41,942
Aggregates
Sales to external customers	50,624	61,281	110,923	120,830
Intersegment sales	9,881	12,602	21,379	23,278
Consumer products
Sales to external customers	79,634	97,120	173,870	190,595
Intersegment sales	1,010	911	1,998	1,962
Eliminations	(27,398)	(34,750)	(59,390)	(67,182)

Total net sales	$221,799	$268,473	$478,191	$531,927

Segment operating profit
Cement	$ 9,452	$ 34,477	$ 26,757	$ 52,318
Aggregates	6,693	10,870	15,629	22,312
Consumer products	679	4,607	229	8,684
Unallocated overhead and other income – net	(2,193)	(2,058)	(4,678)	(4,197)

Total segment operating profit	14,631	47,896	37,937	79,117
Corporate
Other income	560	2,063	2,745	2,738
Selling, general and administrative expense	(1,051)	(7,379)	(3,001)	(13,188)

	(491)	(5,316)	(256)	(10,450)
Interest	(9,296)	--	(16,541)	--
Loss on debt retirements	--	--	(907)	--

Income before income taxes	$ 4,844	$ 42,580	$ 20,233	$ 68,667

Depreciation, depletion and amortization
Cement	$ 9,393	$ 6,033	$ 18,726	$ 11,954
Aggregates	5,651	5,386	11,072	10,500
Consumer products	1,856	2,231	3,729	4,286
Corporate	251	196	489	424

Total depreciation, depletion and amortization	$ 17,151	$ 13,846	$ 34,016	$ 27,164

Capital expenditures
Cement	$ 81,678	$ 56,139	$136,214	$148,404
Aggregates	2,845	10,825	35,362	18,156
Consumer products	1,885	4,222	3,473	7,795
Corporate	187	310	282	733

Total capital expenditures	$ 86,595	$ 71,496	$175,331	$175,088

Net sales by product
Cement	$ 81,915	$101,350	$173,812	$204,073
Stone, sand and gravel	27,298	33,439	57,626	65,094
Ready-mix concrete	64,743	84,112	143,586	164,037
Other products	26,050	27,867	56,242	56,524
Delivery fees	21,793	21,705	46,925	42,199

Total net sales	$221,799	$268,473	$478,191	$531,927

All sales were made in the United States during the periods presented with no single customer representing more than 10 percent of sales.

Other income in the six-month period ended November 30, 2008 includes $4.7 million in lease bonus payments received upon the execution of oil and gas lease agreements on property we own in north Texas, including $2.8 million associated with our cement operations, $0.1 million associated with our aggregate operations, $0.2 million associated with our ready-mix concrete operations and $1.6 million associated with our corporate real estate activities. Other income for the six-month period ended November 30, 2008 also includes a gain of $1.7 million from the sale of emission credits associated with our California cement operations.

Cement capital expenditures, including capitalized interest, incurred in connection with the expansion of our Hunter, Texas cement plant was $122.1 million and $21.2 million in the six-month periods ended November 30, 2008 and November 30, 2007, respectively. In addition, cement capital expenditures, including capitalized interest, incurred in connection with the expansion and modernization of our Oro Grande, California cement plant were $1.3 million and $117.2 million in the six-month periods ended November 30, 2008 and November 30, 2007, respectively. The project was completed in May 2008. Aggregate capital expenditures include $25.3 million in the six-month period ended November 30, 2008 incurred to acquire aggregate operations in central Texas through a deferred like-kind-exchange transaction. Other capital expenditures incurred represent normal replacement and technological upgrades of existing equipment and acquisitions to sustain existing operations in each segment.

The following is a summary of assets used in each of our business segments.

	November 30,	May 31,
In thousands	2008	2008
Identifiable assets
Cement	$1,172,657	$1,044,981
Aggregates	228,163	206,001
Consumer products	105,660	120,063
Corporate	137,149	143,914

Total assets	$1,643,629	$1,514,959

All of our identifiable assets are located in the United States.

11. Condensed Consolidating Financial Information

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

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating balance sheet at November 30, 2008

Cash and cash equivalents	$57,986	$4,268	$--	$62,254
Receivables - net	--	124,867	--	124,867
Intercompany receivables	326,796	18,755	(345,551)	--
Inventories	--	141,774	--	141,774
Deferred income taxes and prepaid expenses	12,987	17,129	--	30,116

Total current assets	397,769	306,793	(345,551)	359,011
Goodwill	--	60,110	--	60,110
Real estate and investments	8,266	25,212	--	33,478
Deferred charges and other	10,591	4,650	--	15,241
Investment in subsidiaries	950,991	--	(950,991)	--
Long-term intercompany receivables	50,000	--	(50,000)	--
Property, plant and equipment – net	--	1,175,789	--	1,175,789

Total assets	$1,417,617	$1,572,554	$(1,346,542)	$1,643,629

Accounts payable	$34	$112,600	$--	$112,634
Intercompany payables	18,755	326,796	(345,551)	--
Accrued interest, wages and other	19,610	28,016	--	47,626
Current portion of long-term debt	--	234	--	234

Total current liabilities	38,399	467,646	(345,551)	160,494
Long-term debt	531,039	8,939	--	539,978
Long-term intercompany payables	--	50,000	(50,000)	--
Deferred income taxes and other credits	13,558	94,978	--	108,536
Shareholders’ equity	834,621	950,991	(950,991)	834,621

Total liabilities and shareholders’ equity	$1,417,617	$1,572,554	$(1,346,542)	$1,643,629

Condensed consolidating balance sheet at May 31, 2008

Cash and cash equivalents	$34,675	$4,852	$--	$39,527
Receivables - net	--	155,676	--	155,676
Intercompany receivables	232,683	18,765	(251,448)	--
Inventories	--	130,181	--	130,181
Deferred income taxes and prepaid expenses	12,821	17,577	--	30,398

Total current assets	280,179	327,051	(251,448)	355,782
Goodwill	--	60,110	--	60,110
Real estate and investments	6,000	53,971	--	59,971
Deferred charges and other	7,483	3,849	--	11,332
Investment in subsidiaries	924,530	--	(924,530)	--
Long-term intercompany receivables	50,000	--	(50,000)	--
Property, plant and equipment – net	--	1,027,764	--	1,027,764

Total assets	$1,268,192	$1,472,745	$(1,225,978)	$1,514,959

Accounts payable	$64	$128,433	$--	$128,497
Intercompany payables	18,765	232,683	(251,448)	--
Accrued interest, wages and other	12,358	35,488	--	47,846
Current portion of long-term debt	7,500	225	--	7,725

Total current liabilities	38,687	396,829	(251,448)	184,068
Long-term debt	392,822	9,058	--	401,880
Long-term intercompany payables	--	50,000	(50,000)	--
Deferred income taxes and other credits	20,170	92,328	--	112,498
Shareholders’ equity	816,513	924,530	(924,530)	816,513

Total liabilities and shareholders’ equity	$1,268,192	$1,472,745	$(1,225,978)	$1,514,959

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating statement of operations for the three months ended November 30, 2008

Net sales	$--	$221,799	$--	$221,799
Cost of products sold	--	194,006	--	194,006

Gross profit	--	27,793	--	27,793

Selling, general and administrative	(989)	16,853	--	15,864
Interest	12,306	--	(3,010)	9,296
Loss on debt retirements	--	--	--	--
Other income	(202)	(2,009)	--	(2,211)
Intercompany other income	(873)	(2,137)	3,010	--

	10,242	12,707	--	22,949

Income before the following items	(10,242)	15,086	--	4,844
Income taxes	(3,034)	4,025	--	991

	(7,208)	11,061	--	3,853
Equity in earnings of subsidiaries	11,061	--	(11,061)	--

Net income	$3,853	$11,061	$(11,061)	$3,853

Condensed consolidating statement of operations for the three months ended November 30, 2007

Net sales	$--	$268,473	$--	$268,473
Cost of products sold	--	208,271	--	208,271

Gross profit	--	60,202	--	60,202

Selling, general and administrative	1,707	19,357	--	21,064
Interest	6,975	--	(6,975)	--
Loss on debt retirements	--	--	--	--
Other income	(140)	(3,302)	--	(3,442)
Intercompany other income	(873)	(6,102)	6,975	--

	7,669	9,953	--	17,622

Income before the following items	(7,669)	50,249	--	42,580
Income taxes	(2,778)	16,043	--	13,265

	(4,891)	34,206	--	29,315
Equity in earnings of subsidiaries	34,206	--	(34,206)	--

Net income	$29,315	$34,206	$(34,206)	$29,315

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating statement of operations for the six months ended November 30, 2008

Net sales	$--	$478,191	$--	$478,191
Cost of products sold	--	417,760	--	417,760

Gross profit	--	60,431	--	60,431

Selling, general and administrative	(2,519)	35,721	--	33,202
Interest	21,151	--	(4,610)	16,541
Loss on debt retirements	907	--	--	907
Other income	(334)	(10,118)	--	(10,452)
Intercompany other income	(1,755)	(2,855)	4,610	--

	17,450	22,748	--	40,198

Income before the following items	(17,450)	37,683	--	20,233
Income taxes	(5,685)	11,407	--	5,722

	(11,765)	26,276	--	14,511
Equity in earnings of subsidiaries	26,276	--	(26,276)	--

Net income	$14,511	$26,276	$(26,276)	$14,511

Condensed consolidating statement of operations for the six months ended November 30, 2007

Net sales	$--	$531,927	$--	$531,927
Cost of products sold	--	425,708	--	425,708

Gross profit	--	106,219	--	106,219

Selling, general and administrative	1,961	41,286	--	43,247
Interest	12,841	--	(12,841)	--
Loss on debt retirements	--	--	--	--
Other income	(166)	(5,529)	--	(5,695)
Intercompany other income	(1,755)	(11,086)	12,841	--

	12,881	24,671	--	37,552

Income before the following items	(12,881)	81,548	--	68,667
Income taxes	(4,694)	26,132	--	21,438

	(8,187)	55,416	--	47,229
Equity in earnings of subsidiaries	55,416	--	(55,416)	--

Net income	$47,229	$55,416	$(55,416)	$47,229

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating statement of cash flows for the six months ended November 30, 2008

Net cash provided by operating activities	$(106,746)	$145,084	$--	$38,338

Investing activities
Capital expenditures - expansions	--	(123,420)	--	(123,420)
Capital expenditures - other	--	(51,911)	--	(51,911)
Cash designated for property acquisitions	--	28,733	--	28,733
Proceeds from asset disposals	--	865	--	865
Investments in life insurance contracts	2,263	--	--	2,263
Other - net	--	175	--	175

Net cash used by investing activities	2,263	(145,558)	--	(143,295)

Financing activities
Long-term borrowings	327,250	--	--	327,250
Debt retirements	(197,500)	(110)	--	(197,610)
Debt issuance costs	(3,476)	--	--	(3,476)
Stock option exercises	3,885	--	--	3,885
Excess tax benefits from stock-based compensation	1,766	--	--	1,766
Common dividends paid	(4,131)	--	--	(4,131)

Net cash provided by financing activities	127,794	(110)	--	127,684

Increase in cash and cash equivalents	23,311	(584)	--	22,727
Cash and cash equivalents at beginning of period	34,675	4,852	--	39,527

Cash and cash equivalents at end of period	$57,986	$4,268	$--	$62,254

Condensed consolidating statement of cash flows for the six months ended November 30, 2007

Net cash provided by operating activities	$(106,779)	$167,255	$--	$60,476

Investing activities
Capital expenditures - expansions	--	(138,364)	--	(138,364)
Capital expenditures - other	--	(36,724)	--	(36,724)
Cash designated for property acquisitions	--	--	--	--
Proceeds from asset disposals	--	2,366	--	2,366
Investments in life insurance contracts	65,529	--	--	65,529
Other - net	--	55	--	55

Net cash used by investing activities	65,529	(172,667)	--	(107,138)

Financing activities
Long-term borrowings	189,000	--	--	189,000
Debt retirements	(130,147)	(90)	--	(130,237)
Debt issuance costs	(1,033)	--	--	(1,033)
Stock option exercises	730	--	--	730
Excess tax benefits from stock-based compensation	3,383	--	--	3,383
Common dividends paid	(4,103)	--	--	(4,103)

Net cash provided by financing activities	57,830	(90)	--	57,740

Increase in cash and cash equivalents	16,580	(5,502)	--	11,078
Cash and cash equivalents at beginning of period	6,095	9,043	--	15,138

Cash and cash equivalents at end of period	$22,675	$3,541	$--	$26,216

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Texas Industries, Inc.

We have reviewed the accompanying consolidated balance sheet of Texas Industries, Inc. and subsidiaries (the Company) as of November 30, 2008, and the related consolidated statements of operations for the three- and six-month periods ended November 30, 2008 and 2007 and cash flows for six-month periods ended November 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management.

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

/s/ Ernst & Young LLP

Fort Worth, Texas

January 7, 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following is a summary of operating results for our business segments and certain other operating information related to our principal products.

Cement Operations

	Three months ended November 30,		Six months ended November 30,
In thousands except per unit	2008	2007	2008	2007

Operating Results
Total cement sales	$98,407	$122,586	$209,811	$246,009
Total other sales and delivery fees	9,641	8,723	19,600	16,435

Total segment sales	108,048	131,309	229,411	262,444
Cost of products sold	94,206	93,572	198,763	202,679

Gross profit	13,842	37,737	30,648	59,765
Selling, general and administrative	(5,338)	(3,941)	(10,042)	(8,952)
Other income	948	681	6,151	1,505

Operating Profit	$9,452	$34,477	$26,757	$52,318

Cement
Shipments (tons)	1,083	1,319	2,301	2,609
Prices ($/ton)	$90.87	$92.88	$91.17	$94.27
Cost of sales ($/ton)	$79.04	$64.41	$79.15	$71.80

Three months ended November 30, 2008

Operating profit for the three-month period ended November 30, 2008 was $9.5 million, a decrease of $25.0 million from the prior year period.

Total cement sales for the three-month period ended November 30, 2008 decreased $24.2 million from the prior year period as construction activity declined in both our Texas and California market areas. Our Texas market area accounted for approximately 70% of total cement sales in the current period compared to 68% of total cement sales in the prior year period. In our Texas market area cement shipments decreased 19% from the prior year period and average prices increased 3%. In our California market area cement shipments decreased 14% from the prior year period and average prices decreased 14%.

Cost of products sold for the three-month period ended November 30, 2008 increased $0.6 million from the prior year period. The effect of lower shipments was offset by higher unit costs. Cement unit costs increased 23% from the prior year period. In addition to higher energy costs, scheduled maintenance at our north Texas cement plant of $8.0 million and higher depreciation at our Oro Grande, California cement plant of $3.3 million contributed to increased costs.

Selling, general and administrative expense for the three-month period ended November 30, 2008 increased $1.4 million from the prior year period primarily due to higher legal and other professional expenses.

Other income for the three-month period ended November 30, 2008 increased $0.3 million from the prior year period primarily due to higher oil and gas royalty income.

Six months ended November 30, 2008

Operating profit for the six-month period ended November 30, 2008 was $26.8 million, a decrease of $25.6 million from the prior year period.

Total cement sales for the six-month period ended November 30, 2008 decreased $36.2 million from the prior year period as construction activity declined in our California market area. Construction activity also declined in our Texas market area during the November 2008 quarter. Our Texas area accounted for approximately 70% of total cement sales in the current period compared to 65% of total cement sales in the prior year period. In our Texas market area cement shipments decreased 10% from the prior year period and average prices increased 2%. In our California market area cement shipments decreased 16% from the prior year period and average prices decreased 13%.

Cost of products sold for the six-month period ended November 30, 2008 decreased $3.9 million from the prior year period. The effect of lower shipments was offset in part by higher unit costs. Cement unit costs increased 10% from the prior year period. In addition to higher energy costs, scheduled maintenance at our cement plants of $4.0 million and higher depreciation at our Oro Grande, California cement plant of $6.6 million contributed to increased costs. The higher energy costs were partially offset by operating efficiencies that lowered the energy usage per ton of clinker produced.

Selling, general and administrative expense for the six-month period ended November 30, 2008 increased $1.1 million from the prior year period primarily due to higher legal and other professional expenses offset in part by lower incentive compensation expense.

Other income for the six-month period ended November 30, 2008 increased $4.6 million from the prior year period. Other income in the current period includes a lease bonus payment of $2.8 million received upon the execution of an oil and gas lease on property we own in north Texas. In addition, other income in the current period includes a gain of $1.7 million from the sale of emission credits associated with our California cement operations.

Aggregate Operations

	Three months ended November 30,		Six months ended November 30,
In thousands except per unit	2008	2007	2008	2007

Operating Results
Total stone, sand and gravel sales	$35,667	$43,324	$76,346	$83,128
Total other sales and delivery fees	24,838	30,559	55,956	60,980

Total segment sales	60,505	73,883	132,302	144,108
Cost of products sold	50,769	59,610	110,214	114,652

Gross profit	9,736	14,273	22,088	29,456
Selling, general and administrative	(3,506)	(3,640)	(7,329)	(7,787)
Other income	463	237	870	643

Operating Profit	$6,693	$10,870	$15,629	$22,312

Stone, sand and gravel
Shipments (tons)	4,605	5,863	9,806	11,414
Prices ($/ton)	$7.74	$7.39	$7.79	$7.28
Cost of sales ($/ton)	$6.38	$5.76	$6.33	$5.60

Three months ended November 30, 2008

Operating profit for the three-month period ended November 30, 2008 was $6.7 million, a decrease of $4.2 million from the prior year period as construction activity declined in our market areas.

Total segment sales for the three-month period ended November 30, 2008 decreased $13.4 million from the prior year period as total stone, sand and gravel sales were down $7.7 million. Total stone, sand and gravel shipments decreased 21% from the prior year period and average prices increased 5%.

Cost of products sold for the three-month period ended November 30, 2008 decreased $8.8 million from the prior year period primarily due to lower shipments. Stone, sand and gravel unit costs increased primarily due to the impact of production levels on unit costs.

Selling, general and administrative expense for the three-month period ended November 30, 2008 decreased $0.1 million from the prior year period primarily due to lower incentive compensation expense.

Other income for the three-month period ended November 30, 2008 increased $0.2 million from the prior year period primarily due to higher oil and gas income.

Six months ended November 30, 2008

Operating profit for the six-month period ended November 30, 2008 was $15.6 million, a decrease of $6.7 million from the prior year period as construction activity declined in our market areas during the November 2008 quarter.

Total segment sales for the six-month period ended November 30, 2008 decreased $11.8 million from the prior year period as total stone, sand and gravel sales were down $6.8 million. Total stone, sand and gravel shipments decreased 14% from the prior year period and average prices increased 7%.

Cost of products sold for the six-month period ended November 30, 2008 decreased $4.4 million from the prior year period primarily due to lower shipments. Stone, sand and gravel unit costs increased primarily due to the impact of production levels on unit costs.

Selling, general and administrative expense for the six-month period ended November 30, 2008 decreased $0.5 million from the prior year period primarily due to lower incentive compensation expense.

Other income for the six-month period ended November 30, 2008 increased $0.2 million from the prior year period primarily due to higher oil and gas income.

Consumer Products Operations

	Three months ended November 30,		Six months ended November 30,
In thousands except per unit	2008	2007	2008	2007
Operating Results
Total ready-mix concrete sales	$64,832	$84,233	$143,726	$164,223
Total other sales and delivery fees	15,812	13,798	32,142	28,334

Total segment sales	80,644	98,031	175,868	192,557
Cost of products sold	76,429	89,839	168,173	175,559

Gross profit	4,215	8,192	7,695	16,998
Selling, general and administrative	(3,716)	(3,931)	(8,031)	(8,836)
Other income	180	346	565	522

Operating Profit (Loss)	$679	$4,607	$229	$8,684

Ready-mix concrete
Shipments (cubic yards)	769	1,050	1,716	2,048
Prices ($/cubic yard)	$84.37	$80.19	$83.78	$80.18
Cost of sales ($/cubic yard)	$81.96	$75.18	$81.52	$74.55

Three months ended November 30, 2008

Operating profit for the three-month period ended November 30, 2008 was $0.7 million, a decrease of $3.9 million from the prior year period as construction activity declined in our market areas.

Total segment sales for the three-month period ended November 30, 2008 decreased $17.4 million as total ready-mix concrete sales were down $19.4 million. Total ready-mix concrete volumes decreased 27% from the prior year period and average prices increased 5%.

Cost of products sold for the three-month period ended November 30, 2008 decreased $13.4 million from the prior year period primarily due to lower shipments. Overall ready-mix concrete unit costs increased 9% from the prior year period primarily due to higher raw material costs, as well as higher distribution and transportation costs. Our raw material unit costs in the current period increased approximately 7% from the prior year period. Our cost of diesel fuel per gallon in the current period increased approximately 33% from the prior year period.

Selling, general and administrative expense for the three-month period ended November 30, 2008 decreased $0.2 million from the prior year period primarily due to lower incentive compensation expense.

Other income for the three-month period ended November 30, 2008 decreased $0.2 million from the prior year period as a result of lower gains from the routine sale of surplus operating assets.

Six months ended November 30, 2008

Operating profit for the six-month period ended November 30, 2008 was $0.2 million, a decrease of $8.5 million from the prior year period as construction activity declined in our market areas during the November 2008 quarter.

Total segment sales for the six-month period ended November 30, 2008 decreased $16.7 million as total ready-mix concrete sales were down $20.5 million. Total ready-mix concrete volumes decreased 16% from the prior year period and average prices increased 4%.

Cost of products sold for the six-month period ended November 30, 2008 decreased $7.4 million from the prior year period primarily due to lower shipments during the November 2008 quarter. Overall ready-mix concrete unit costs increased 9% from the prior year period primarily due to higher raw material costs, as well as higher distribution and transportation costs. Our raw material unit costs in the current period increased approximately 7% from the prior year period. Our cost of diesel fuel per gallon in the current period increased approximately 59% from the prior year period.

Selling, general and administrative expense for the six-month period ended November 30, 2008 decreased $0.8 million from the prior year period primarily due to lower incentive compensation expense.

Other income for the six-month period ended November 30, 2008 was comparable to the prior year period. Other income in the current period includes lease bonus payments of $0.2 million received upon the execution of oil and gas lease agreements on property we own in north Texas offsetting lower gains from the routine sales of surplus assets.

Unallocated Overhead and Other Income

	Three months ended November 30,		Six months ended November 30,
In thousands	2008	2007	2008	2007

Other income	$ 60	$ 115	$ 121	$ 287
Selling, general and administrative	(2,253)	(2,173)	(4,799)	(4,484)

	$(2,193)	$(2,058)	$(4,678)	$(4,197)

Unallocated overhead and other income relate primarily to certain environmental, engineering and other administrative operating activities not attributable to a specific segment.

Corporate

	Three months ended November 30,		Six months ended November 30,
In thousands	2008	2007	2008	2007

Other income	$ 560	$ 2,063	$ 2,745	$ 2,738
Selling, general and administrative	(1,051)	(7,379)	(3,001)	(13,188)

	$ (491)	$(5,316)	$ (256)	$(10,450)

Three months ended November 30, 2008

Other income for the three-month period ended November 30, 2008 decreased $1.5 million from the prior year period. The prior year period includes a gain of $0.8 million from the sale of corporate real estate and a bonus payment of $0.7 million received upon the execution of an oil and gas lease agreement on property formerly owned by us that was not associated with any business segment.

Selling, general and administrative expense for the three-month period ended November 30, 2008 decreased $6.3 million from the prior year period. The decrease was primarily the result of $1.4 million lower incentive compensation expense and $4.1 million lower stock-based compensation. Our incentive plans are based on financial performance. Our stock-based compensation includes awards expected to be settled in cash, the expense for which is based on the average stock price at the end of each period until the awards are paid. The impact of changes in our stock price reduced stock-based compensation $4.6 million and $0.8 million during three-month periods ended November 30, 2008 and November 30, 2007, respectively.

Six months ended November 30, 2008

Other income for the six-month period ended November 30, 2008 was comparable to that of the prior year period. The current year period includes a bonus payment of $1.6 million received upon the execution of an oil and gas lease agreement on property we own in north Texas that is not associated with any business segment. The prior year period includes a gain of $0.8 million from the sale of corporate real estate and a bonus payment of $0.7 million received upon the execution of an oil and gas lease agreement on property formerly owned by us but not associated with any business segment.

Selling, general and administrative expense for the six-month period ended November 30, 2008 decreased $10.2 million from the prior year period. The decrease was primarily the result of $3.8 million lower incentive compensation expense and $6.5 million lower stock-based compensation. Our incentive plans are based on financial performance. Our stock-based compensation includes awards expected to be settled in cash, the expense for which is based on the average stock price at the end of each period until the awards are paid. The impact of changes in our stock price reduced stock-based compensation $9.7 million and $3.8 million during six-month periods ended November 30, 2008 and November 30, 2007, respectively.

Interest

Interest expense incurred for the three-month period ended November 30, 2008 was $12.5 million, of which $3.2 million was capitalized in connection with our Hunter, Texas cement plant expansion project and $9.3 million was expensed. Interest expense incurred for the three-month period ended November 30, 2007 was $7.2 million, all of which was capitalized in connection with our Hunter, Texas and Oro Grande, California cement plant expansion projects.

Interest expense incurred for the six-month period ended November 30, 2008 was $21.5 million, of which $5.0 million was capitalized in connection with our Hunter, Texas cement plant expansion project and $16.5 million was expensed. Interest expense incurred for the six-month period ended November 30, 2007 was $13.3 million, all of which was capitalized in connection with our Hunter, Texas and Oro Grande, California cement plant expansion projects.

Interest expense incurred for the three-month and six-month periods ended November 30, 2008 increased from the prior year periods $5.3 million and $8.2 million, respectively. The increases were due to higher average outstanding debt and borrowings on life insurance contracts. An additional $9.1 million in interest expense is currently estimated to be capitalized in connection with our Hunter expansion project during the remainder of our current fiscal year.

Loss on Debt Retirements

On August 18, 2008, we sold $300 million aggregate principal amount of additional 7.25% senior notes due in 2013 at an offering price of $93.25. The net proceeds were used to repay our $150 million senior term loan and borrowings outstanding under our senior revolving credit facility in the amount of $29.5 million. We recognized a loss on debt retirement of $0.9 million representing a write-off of debt issuance costs associated with the mandatory prepayment of the term loan.

Income Taxes

Income taxes for the interim periods ended November 30, 2008 and November 30, 2007 have been included in the accompanying financial statements on the basis of an estimated annual rate. The primary reason that the tax rate differs from the 35% federal statutory corporate rate is due to percentage depletion that is tax deductible, state income taxes and deductions for income from qualified domestic production activities. Our estimated effective tax rate for fiscal year 2009 is 28.3% compared to 31.2% for fiscal year 2008.

LIQUIDITY AND CAPITAL RESOURCES

In addition to cash and cash equivalents of $62.3 million at November 30, 2008, our sources of liquidity include cash from operations and borrowings available under our $200 million senior secured revolving credit facility.

Senior Secured Revolving Credit Facility. On November 21, 2008, we amended our August 15, 2007 credit agreement to, among other things, increase the permitted leverage ratio, secure our obligations under the credit facility and limit the amount that can be borrowed under the credit agreement to the lesser of a borrowing base equal to the sum of 80% of our accounts receivable and 50% of our inventory or the $200 million stated principal amount of the credit agreement. The credit facility expires on August 15, 2012. The borrowing base at November 30, 2008 was $170.8 million. It includes a $50 million sub-limit for letters of credit. Any outstanding letters of credit are deducted from the borrowing availability under the facility. No borrowings were outstanding at November 30, 2008; however, $21.5 million of the facility was utilized to support letters of credit. Amounts drawn under the facility bear interest either at the LIBOR rate plus a margin of 2.5% to 3.5%, or at a base rate (which is the higher of the federal funds rate plus 0.5%, the prime rate or the one-month LIBOR rate plus 1.0%) plus a margin of 1.5% to 2.5%. The interest rate margins are subject to adjustments based on our leverage ratio. Commitment fees are payable currently at an annual rate of 0.5% on the unused portion of the facility. We may terminate the facility at any time.

All of our consolidated subsidiaries have guaranteed our obligations under the credit facility. The credit facility is secured by first priority security interests in all or most of our existing and future accounts, inventory, equipment, intellectual property and other personal property, and in all of our equity interests in present and future domestic subsidiaries and 66% of the equity interest in any future foreign subsidiaries, if any.

The credit facility contains covenants restricting, among other things, prepayment or redemption of the senior notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. Cash dividends paid on our common stock are limited to an annual amount of $10.0 million. We are required to comply with certain financial tests and to maintain certain financial ratios, such as leverage and interest coverage ratios. We were in compliance with all of these loan covenants as of November 30, 2008.

Contractual Obligations. On August 18, 2008, we sold $300 million aggregate principal amount of additional 7.25% senior notes due in 2013 at an offering price of 93.25%. The additional notes were issued under our existing indenture dated July 6, 2005. The net proceeds were used to repay our $150 million senior term loan and borrowings outstanding under our senior secured revolving credit facility in the amount of $29.5 million, with additional proceeds available for general corporate purposes. The following is a summary of our estimated additional future payments as a result of this new commitment, net of obligations prepaid out of the proceeds of the sale, for fiscal year periods subsequent to May 31, 2008.

	Future Payments by Period
In thousands	Total	2009	2010	2011	2012-2013	After 2013

Borrowings
New long-term debt	$ 300,000	$ --	$ --	$ --	$ --	$300,000
Interest	108,750	10,875	21,750	21,750	43,500	10,875
Effect of Prepayments
Long-term debt	(150,000)	--	--	--	(150,000)	--
Interest	(22,835)	(5,375)	(6,514)	(5,752)	(5,194)	--

	$ 235,915	$ 5,500	$15,236	$15,998	$(111,694)	$310,875

In October 2007, we commenced construction on a project to expand our Hunter, Texas cement plant. We are expanding the Hunter plant by approximately 1.4 million tons of advanced dry process annual cement production capacity. The 900,000 tons of existing annual cement production capacity will remain in operation. As of November 30, 2008, we have expended $193.4 million, excluding capitalized interest of $6.9 million related to the project.

In light of current economic and market conditions we plan to delay construction on the project. We believe that if the project were completed when originally scheduled, cement demand levels in Texas would likely not permit the new kiln to operate at a profitable level. We do expect the demand for cement to rebound in the future and to resume construction on the project when warranted by future economic and market conditions. We expect to be able to begin the startup and commissioning of the project within 12 months after resumption of construction.

The delay is expected to begin in the May 2009 quarter at which time we expect to have expended approximately $300 million, excluding capitalized interest of approximately $16 million related to the project. The delay is expected to defer approximately $40 million to $60 million of capital expenditures.

In July 2008, we negotiated three contracts for the purchase of coal for use in our cement and expanded shale and clay lightweight aggregate plants in Texas beginning with calendar year 2009. Each contract requires that we must purchase all of our coal requirements at a fixed price (escalated annually) through calendar year 2011. In September 2008, we negotiated a contract for the purchase of coal for use in our Oro Grande, California cement plant beginning in June 2009. The contract requires that we must purchase all of our coal requirements at a fixed price (escalated annually) through May 2014. These contracts do not require that minimum amounts of material be purchased.

We expect cash and cash equivalents, cash from operations and available borrowings under our senior secured revolving credit facility to be sufficient to provide funds for capital expenditure commitments currently estimated at $275 million to $305 million for fiscal year 2009 (including the expansion of the Hunter, Texas plant), scheduled debt payments, working capital needs and other general corporate purposes for at least the next year.

Cash Flows

Net cash provided by operating activities was $38.3 million and $60.5 million for the six-month period ended November 30, 2008 and November 30, 2007, respectively. The decrease was primarily the result of lower income from operations offset in part by higher depreciation due to the completion of our Oro Grande, California cement plant in May 2008.

Net cash used by investing activities was $143.3 million and $107.1 million for the six-month period ended November 30, 2008 and November 30, 2007, respectively.

Capital expenditures, including capitalized interest, incurred in connection with the expansion of our Hunter, Texas cement plant were $122.1 million and $21.2 million for the six-month periods ended November 30, 2008 and November 30, 2007, respectively. Capital expenditures, including capitalized interest, incurred in connection with the expansion and modernization of our Oro Grande, California cement plant were $1.3 million and $117.2 million for the six-month periods ended November 30, 2008 and November 30, 2007, respectively.

Capital expenditures for normal replacement and technological upgrades of existing equipment and acquisitions to sustain our existing operations were $51.9 million and $36.7 million for the six-month periods ended November 30, 2008 and November 30, 2007, respectively. Capital expenditures in the current period include $25.3 million incurred to acquire aggregate operations in central Texas through a deferred like-kind-exchange transaction. Completion of our deferred like-kind-exchange transactions reduced the cash designated for property acquisitions that is being held by a qualified intermediary trust by $28.7 million.

Net cash provided by financing activities was $127.7 million and $57.7 million for the six-month period ended November 30, 2008 and November 30, 2007, respectively.

On August 18, 2008, we sold $300 million aggregate principal amount of additional 7.25% senior notes due in 2013 at an offering price of 93.25%. The net proceeds were used to repay our $150 million senior term loan and borrowings outstanding under our senior secured revolving credit facility in the amount of $29.5 million.

OTHER ITEMS

Environmental Matters

We are subject to federal, state and local environmental laws, regulations and permits concerning, among other matters, air emissions and wastewater discharge. We intend to comply with these laws, regulations and permits. However, from time to time we receive claims from federal and state environmental regulatory agencies and entities asserting that we are or may be in violation of certain of these laws, regulations and permits, or from private parties alleging that our operations have injured them or their property. See Note 9 of Notes to Consolidated Financial Statements entitled “Legal Proceedings and Contingent Liabilities” presented in Part I, Item 1 of this report for a description of certain claims. It is possible that we could be held liable for future charges which might be material but are not currently known or estimable. In addition, changes in federal or state laws, regulations or requirements or discovery of currently unknown conditions could require additional expenditures by us.

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

Goodwill. Management tests goodwill for impairment annually by reporting unit in the fourth quarter of our fiscal year. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future prices for our products, capital needs, economic trends and other factors.

In light of current market conditions, we assessed our California cement operations for impairment during our November 2008 quarter. Our assessment indicated that there was no impairment of goodwill. The assessment was based in part on assumptions regarding the timing of economic recovery in our California market. The current market conditions and economic climate are very volatile and it is possible that the current recession could last longer and have a bigger impact on our operations than was anticipated. Should the recession become more severe or last longer than anticipated, we could recognize an impairment charge in the future with respect to goodwill. Management will continue to evaluate and monitor the economic environment and perform its annual impairment test in the fourth quarter of our current fiscal year.

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

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the

Private Securities Litigation Reform Act of 1995

Certain statements contained in this quarterly report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the impact of competitive pressures and changing economic and financial conditions on our business, the cyclical and seasonal nature of our business, the level of construction activity in our markets, abnormal periods of inclement weather, unexpected periods of equipment downtime, unexpected operational difficulties, changes in the cost of raw materials, fuel and energy, changes in interest rates, the timing and amount of federal, state and local funding for infrastructure, delays in announced capacity expansions, ongoing volatility and uncertainty in the capital or credit markets, the impact of environmental laws, regulations and claims and changes in governmental and public policy, and the risks and uncertainties described in our reports on Forms 10-K, 10-Q and 8-K. Forward-looking statements speak only as of the date hereof, and we assume no obligation to publicly update such statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Part I, Item 2 of this report.

Item 4.	Controls and Procedures

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

The information required by this item is included in Note 9 of Notes to Consolidated Financial Statements entitled “Legal Proceedings and Contingent Liabilities” presented in Part I, Item 1 of this report and incorporated herein by reference.

Item 1A.	Risk Factors

The first two risks described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended May 31, 2008 are modified by the discussion in this report about the suspension of the construction project at our Hunter, Texas cement plant and the decline in demand for our products in Texas that we experienced in the quarter ended November 30, 2008 due to the decline in construction activity. A sustained period of declining construction activity in our markets could materially and adversely affect our operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Shares of our common stock, $1 par value, are traded on the New York Stock Exchange (ticker symbol TXI). The restriction on the payment of dividends is included in Note 3 of Notes to Consolidated Financial Statements entitled “Long-Term Debt” presented in Part I, Item 1 of this report and incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

The following provides information concerning matters submitted to a vote at the Annual Meeting of Shareholders on October 21, 2008.

Proposal No. 1. Shareholders elected Sam Coats as a director of the Company for a term of office expiring at the Annual Meeting of Shareholders in 2011 with 11,322,256 shares for and 10,743,163 shares withheld. Shareholders elected Thomas R. Ransdell as a director of the Company for a term of office expiring at the Annual Meeting of Shareholders in 2011 with 11,329,410 shares for and 10,736,009 shares withheld.

Terms of office expire for the continuing directors Gordon E. Forward, Keith W. Hughes and Henry H. Mauz, Jr. in 2009 and for the continuing directors Mel G. Brekhus, Robert D. Rogers and Ronald G. Steinhart in 2010.

Proposal No. 2. Shareholders approved the selection of Ernst & Young LLP as independent auditors of the Company to audit its consolidated financial statements for fiscal year 2009 with 21,702,969 shares for, 357,857 shares against and 4,593 shares abstained.

Proposal No. 3. Shareholders did not approve the shareholder proposal regarding the preparation of a sustainability report with 2,039,501 shares for, 18,152,839 shares against, 929,564 shares abstained and 943,515 broker non-votes.

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

10.26

Amendment No. 2 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, between Texas Industries, Inc. and Mel G. Brekhus dated July 11, 2007 (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed on July 13, 2007)

10.27

Contract, signed September 21, 2007, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed on September 27, 2007, noting that portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.28

First Amendment to First Amended and Restated Credit Agreement dated as of January 28, 2008 among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and lender and other lenders (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 28, 2008)

10.29

Second Amendment to First Amended and Restated Credit Agreement dated as of March 20, 2008 among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and lender and other lenders (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated March 20, 2008)

10.30

Purchase Agreement dated August 7, 2008, among the Company, the Guarantors and the Initial Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated August 13, 2008, File No. 001-04887)

10.31

Third Amendment to First Amended and Restated Credit Agreement, dated November 21, 2008, among the Company, Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated November 21, 2008)

10.32

Security Agreement, dated November 21, 2008, among the Company, the Guarantors and Bank of America, N. A. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated November 21, 2008)

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

TEXAS INDUSTRIES, INC.

January 9, 2009	/s/ Kenneth R. Allen
Kenneth R. Allen
Vice President - Finance and Chief Financial Officer
(Principal Financial Officer)

January 9, 2009	/s/ T. Lesley Vines
T. Lesley Vines
Vice President - Corporate Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.

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

Exhibit No.

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

Exhibit No.

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

10.26

Amendment No. 2 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, between Texas Industries, Inc. and Mel G. Brekhus dated July 11, 2007 (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed on July 13, 2007)

10.27

Contract, signed September 21, 2007, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed on September 27, 2007, noting that portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.28

First Amendment to First Amended and Restated Credit Agreement dated as of January 28, 2008 among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and lender and other lenders (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 28, 2008)

10.29

Second Amendment to First Amended and Restated Credit Agreement dated as of March 20, 2008 among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and lender and other lenders (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated March 20, 2008)

10.30

Purchase Agreement dated August 7, 2008, among the Company, the Guarantors and the Initial Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated August 13, 2008, File No. 001-04887)

10.31

Third Amendment to First Amended and Restated Credit Agreement, dated November 21, 2008, among the Company, Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated November 21, 2008)

10.32

Security Agreement, dated November 21, 2008, among the Company, the Guarantors and Bank of America, N. A. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated November 21, 2008)

12.1	Computation of Ratios of Earnings to Fixed Charges

15.1	Letter re: Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer