Form 10-Q
period 2009-02-28
TEXAS INDUSTRIES INC
filed 2009-03-27
CIK 97472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

Large Accelerated Filer [X]	Accelerated Filer [ ]
Non-accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes        No X

There were 27,704,083 shares of the Registrant’s Common Stock, $1.00 par value, outstanding as of March 23, 2009.

INDEX

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CONSOLIDATED BALANCE SHEETS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	(Unaudited) February 28,	May 31,
In thousands	2009	2008

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$33,865	$39,527
Receivables – net	104,199	155,676
Inventories	150,321	130,181
Deferred income taxes and prepaid expenses	17,733	30,398

TOTAL CURRENT ASSETS	306,118	355,782

OTHER ASSETS
Goodwill	60,110	60,110
Real estate and investments	32,361	59,971
Deferred charges and other	17,023	11,332

	109,494	131,413

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	157,204	139,544
Buildings	57,767	56,976
Machinery and equipment	1,242,984	1,208,905
Construction in progress	306,116	137,083

	1,764,071	1,542,508
Less depreciation and depletion	554,360	514,744

	1,209,711	1,027,764

	$1,625,323	$1,514,959

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$100,646	$128,497
Accrued interest, wages and other	35,083	47,846
Current portion of long-term debt	238	7,725

TOTAL CURRENT LIABILITIES	135,967	184,068

LONG-TERM DEBT	540,767	401,880

DEFERRED INCOME TAXES AND OTHER CREDITS	104,010	112,498

SHAREHOLDERS’ EQUITY
Common stock, $1 par value	27,704	27,493
Additional paid-in capital	468,870	459,877
Retained earnings	354,864	336,279
Accumulated other comprehensive loss	(6,859)	(7,136)

	844,579	816,513

	$1,625,323	$1,514,959

See notes to consolidated financial statements.

(Unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,
In thousands except per share	2009	2008	2009	2008

NET SALES	$178,659	$230,535	$656,850	$762,462

Cost of products sold	150,028	190,980	567,788	616,688

GROSS PROFIT	28,631	39,555	89,062	145,774

Selling, general and administrative	15,982	20,717	49,184	63,964
Interest	8,344	--	24,885	--
Loss on debt retirements	--	--	907	--
Other income	(7,944)	(2,086)	(18,396)	(7,781)

	16,382	18,631	56,580	56,183

INCOME BEFORE INCOME TAXES	12,249	20,924	32,482	89,591

Income taxes	1,967	6,300	7,689	27,738

NET INCOME	$10,282	$14,624	$24,793	$61,853

Net income per share
Basic	$.37	$.53	$.90	$2.26
Diluted	$.37	$.53	$.89	$2.22

Average shares outstanding
Basic	27,680	27,398	27,584	27,359
Diluted	27,757	27,810	27,790	27,852

Cash dividends per share	$.075	$.075	$.225	$.225

See notes to consolidated financial statements.

(Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Nine months ended
	February 28,	February 29,
In thousands	2009	2008

OPERATING ACTIVITIES
Net income	$24,793	$61,853
Adjustments to reconcile net income to cash provided by operating activities
Depreciation, depletion and amortization	51,199	40,980
Gains on asset disposals	(6,238)	(1,196)
Deferred income taxes	1,202	4,654
Stock-based compensation expense (credit)	(9,168)	(2,688)
Excess tax benefits from stock-based compensation	(1,771)	(3,519)
Loss on debt retirements	907	--
Other – net	1,384	1,307
Changes in operating assets and liabilities
Receivables – net	46,940	(9,045)
Inventories	(20,140)	(2,268)
Prepaid expenses	518	2,206
Accounts payable and accrued liabilities	(17,089)	(15,967)

Net cash provided by operating activities	72,537	76,317

INVESTING ACTIVITIES
Capital expenditures – expansions	(181,657)	(193,160)
Capital expenditures – other	(59,214)	(48,520)
Cash designated for property acquisitions	28,733	--
Proceeds from asset disposals	7,442	3,928
Investments in life insurance contracts	2,479	88,140
Other – net	11	218

Net cash used by investing activities	(202,206)	(149,394)

FINANCING ACTIVITIES
Long-term borrowings	327,250	213,000
Debt retirements	(197,676)	(144,313)
Debt issuance costs	(5,470)	(1,152)
Stock option exercises	4,341	2,678
Excess tax benefits from stock-based compensation	1,771	3,519
Common dividends paid	(6,209)	(6,161)

Net cash provided by financing activities	124,007	67,571

Decrease in cash and cash equivalents	(5,662)	(5,506)

Cash and cash equivalents at beginning of period	39,527	15,138

Cash and cash equivalents at end of period	$33,865	$9,632

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

1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended February 28, 2009, are not necessarily indicative of the results that may be expected for the year ended May 31, 2009. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Texas Industries, Inc. for the year ended May 31, 2008.

Principles of Consolidation. The consolidated financial statements include the accounts of Texas Industries, Inc. and all subsidiaries. The consolidated financial statements also include the accounts of a former qualified intermediary trust, in which we were the primary beneficiary. The trust accounts were established in connection with our tax deferred like-kind-exchange property transactions under Section 1031 of the Internal Revenue Code. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

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

Goodwill having a carrying value of $58.4 million at February 28, 2009 and May 31, 2008 resulted from the acquisition of Riverside Cement Company and is identified with our California cement operations. Goodwill having a carrying value of $1.7 million at February 28, 2009 and May 31, 2008 resulted from the acquisition of ready-mix operations in Texas and Louisiana and is identified with our consumer products operations.

In light of current market conditions, we assessed our California cement operations for impairment during our November 2008 quarter. Our assessment indicated that there was no impairment of goodwill. The assessment was based in part on assumptions regarding the timing of economic recovery in our California market. Management continued to evaluate and monitor the economic environment during our February 2009 quarter and the general assumptions used in our assessment have not changed. The current market conditions and economic climate are very volatile and it is possible that the current recession could last longer and have a bigger impact on our operations than was anticipated. Should the recession become more severe or last longer than anticipated, we could recognize an impairment charge in the future with respect to goodwill. Management will perform its annual impairment test in the fourth quarter of our current fiscal year.

Real Estate and Investments. Surplus real estate and real estate acquired for development of high quality industrial, office or multi-use parks totaled $6.0 million at both February 28, 2009 and May 31, 2008.

Investments include life insurance contracts purchased in connection with certain of our benefit plans. The contracts, recorded at their net cash surrender value, totaled $7.1 million (net of distributions of $93.0 million plus accrued interest) at February 28, 2009 and $6.0 million (net of distributions of $88.1 million plus accrued interest) at May 31, 2008. We can elect to receive distributions chargeable against the cash surrender value of the policies in the form of borrowings or withdrawals or we can elect to surrender the policies and receive their net cash surrender value. Distributions totaling $5.7 million and $92.6 million were received in the nine-month periods ended February 28, 2009 and February 29, 2008, respectively.

Investments at both February 28, 2009 and May 31, 2008 include $19.2 million representing the long-term portion of a note due May 31, 2010. The note was received in connection with the sale of land associated with our expanded shale and clay operations in south Texas in 2006.

In addition, investments at May 31, 2008 include $28.7 million of cash investments representing the proceeds from sales of aggregate property which were held in escrow by a qualified intermediary trust for reinvestment in deferred like-kind-exchange transactions. Designated property acquisitions totaling $25.5 million were completed during the nine-month period ended February 28, 2009. The remaining $3.2 million of cash investments is no longer held in escrow and the qualified intermediary trust has been terminated.

Deferred Charges and Other. Deferred charges are composed primarily of debt issuance costs that totaled $9.5 million at February 28, 2009 and $6.4 million at May 31, 2008. The costs are amortized over the term of the related debt.

Other Credits. Other credits totaled $56.9 million at February 28, 2009 and $66.8 million at May 31, 2008 and are composed primarily of liabilities related to our retirement plans, deferred compensation agreements and asset retirement obligations.

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

Changes in asset retirement obligations are as follows:

	Nine months ended
	February 28,	February 29,
In thousands	2009	2008

Balance at beginning of period	$3,961	$4,987
Additions	171	259
Accretion expense	198	302
Settlements	--	(524)

Balance at end of period	$4,330	$5,024

Accumulated Other Comprehensive Loss. Amounts recognized in accumulated other comprehensive loss represent adjustments related to a defined benefit retirement plan and a postretirement health benefit plan covering approximately 600 employees and retirees of our California cement subsidiary. The amounts totaled $6.9 million (net of tax of $4.0 million) at February 28, 2009 and $7.1 million (net of tax of $4.2 million) at May 31, 2008.

Comprehensive income for the three-month and nine-month periods ending February 28, 2009 and February 29, 2008 consisted of net income and amounts in accumulated other comprehensive loss recognized in the periods as components of net periodic postretirement benefit cost, net of tax. Comprehensive income was $10.4 million and $14.6 million in the three-month periods ended February 28, 2009 and February 29, 2008, respectively, and $25.1 million and $61.9 million in the nine-month periods ended February 28, 2009 and February 29, 2008, respectively.

Net Sales. Sales are recognized when title has transferred and products are delivered. We include delivery fees in the amount we bill customers to the extent needed to recover our cost of freight and delivery. Net sales are presented as revenues including these delivery fees.

Other Income. Routine sales of surplus operating assets and real estate resulted in gains of $5.8 million and $0.3 million in the three-month periods ended February 28, 2009 and February 29, 2008, respectively, and $6.2 million and $2.3 million in the nine-month periods ended February 28, 2009 and February 29, 2008, respectively. We have entered into various oil and gas lease agreements on property we own in north Texas. The terms of the agreements include the payment of a lease bonus and royalties on any oil and gas produced. However, we cannot guaranty what the level of royalties, if any, will be. Lease bonus payments received resulted in income of $4.7 million and $0.8 million in the nine-month periods ended February 28, 2009 and February 29, 2008, respectively. In addition, other income in the nine-month period ended February 28, 2009 includes a gain of $1.7 million from the sale of emission credits associated with our California cement operations.

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

Diluted EPS adjusts net income and the outstanding shares for the dilutive effect of stock options, restricted shares and awards.

Basic and Diluted EPS are calculated as follows:

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,
In thousands except per share	2009	2008	2009	2008

Basic earnings
Net income	$10,282	$14,624	$24,793	$61,853
Unvested restricted share participation	(5)	(7)	(14)	(30)

Basic income	$10,277	$14,617	$24,779	$61,823

Diluted earnings
Net income	$10,282	$14,624	$24,793	$61,853
Unvested restricted share participation	(5)	(7)	(14)	(30)

Diluted income	$10,277	$14,617	$24,779	$61,823

Shares
Weighted-average shares outstanding	27,683	27,405	27,590	27,366
Contingently issuable shares	10	7	9	7
Unvested restricted shares	(13)	(14)	(15)	(14)

Basic weighted-average shares	27,680	27,398	27,584	27,359

Stock option, restricted share and award dilution	77	412	206	493

Diluted weighted-average shares*	27,757	27,810	27,790	27,852

Net income per share
Basic	$.37	$.53	$.90	$2.26
Diluted	$.37	$.53	$.89	$2.22

* Shares excluded due to antidilutive effect Stock options, restricted shares and awards	895	200	623	67

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

2. Working Capital

Working capital totaled $170.2 million at February 28, 2009, compared to $171.7 million at May 31, 2008. Selected components of working capital are summarized below.

Receivables consist of:

	February 28,	May 31,
In thousands	2009	2008

Accounts receivable	$100,418	$142,749
Notes receivable including accrued interest	844	618
Refund claims and other	2,937	12,309

	$104,199	$155,676

Accounts receivable are presented net of allowances for doubtful receivables of $2.8 million at February 28, 2009 and $2.1 million at May 31, 2008. Provisions for bad debts charged to expense were $1.4 million and $0.7 million in the nine-month periods ended February 28, 2009 and February 29, 2008, respectively. Uncollectible accounts written off totaled $0.7 million and $0.3 million in the nine-month periods ended February 28, 2009 and February 29, 2008, respectively. Notes receivable included in current receivables relate to routine sales of surplus operating assets and real estate.

Inventories consist of:

	February 28,	May 31,
In thousands	2009	2008

Finished products	$15,331	$15,342
Work in process	63,933	53,806
Raw materials	22,645	19,956

Total inventories at LIFO cost	101,909	89,104
Parts and supplies	48,412	41,077

Total inventories	$150,321	$130,181

Inventories are stated at cost (not in excess of market) with finished products, work in process and raw material inventories using the last-in, first-out (“LIFO”) method and parts and supplies inventories using the average cost method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. If the average cost method (which approximates current replacement cost) had been used for all of these inventories, inventory values would have been higher by $41.3 million at February 28, 2009 and $32.6 million at May 31, 2008.

Accrued interest, wages and other items consist of:

	February 28,	May 31,
In thousands	2009	2008

Interest	$5,301	$7,078
Employee compensation	13,796	27,421
Income taxes	5,291	1,688
Property taxes and other	10,695	11,659

	$35,083	$47,846

3. Long-Term Debt

Long-term debt consists of:

	February 28,	May 31,
In thousands	2009	2008

Senior secured revolving credit facility expiring in 2012	$--	$--
7.25% Senior notes due 2013
Notes issued July 6, 2005 at par value	250,000	250,000
Additional notes issued August 18, 2008, net of unamortized discount of $18.4 million at February 28, 2009 (effective interest rate 8.98%)	281,574	--
Senior term loan prepaid August 18, 2008	--	150,000
Other	315	322

	531,889	400,322
Capital lease obligation	9,116	9,283
Less current portion	(238)	(7,725)

	$540,767	$401,880

Senior Secured Revolving Credit Facility. On November 21, 2008, we amended our August 15, 2007 credit agreement to, among other things, increase the permitted leverage ratio, secure our obligations under the credit facility and limit the amount that can be borrowed under the credit agreement to the lesser of a borrowing base equal to the sum of 80% of our accounts receivable and 50% of our inventory or the $200 million stated principal amount of the credit agreement. The credit facility expires on August 15, 2012. The borrowing base at February 28, 2009 was $158.5 million. It includes a $50 million sub-limit for letters of credit. Any outstanding letters of credit are deducted from the borrowing availability under the facility. No borrowings were outstanding at February 28, 2009; however, $22.4 million of the facility was utilized to support letters of credit. Amounts drawn under the facility bear interest either at the LIBOR rate plus a margin of 2.5% to 3.5%, or at a base rate (which is the highest of (a) the federal funds rate plus 0.5%, (b) the prime rate and (c) the one-month LIBOR rate plus 1.0%) plus a margin of 1.5% to 2.5%. The interest rate margins are subject to adjustments based on our leverage ratio. Commitment fees are payable currently at an annual rate of 0.5% on the unused portion of the facility. We may terminate the facility at any time.

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

The credit facility contains covenants restricting, among other things, prepayment or redemption of the senior notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. Cash dividends paid on our common stock are limited to an annual amount of $10.0 million. We are required to comply with certain financial tests and to maintain certain financial ratios, such as leverage and interest coverage ratios. We were in compliance with all of these loan covenants as of February 28, 2009.

7.25% Senior Notes. On August 18, 2008, we sold $300 million aggregate principal amount of additional 7.25% senior notes at an offering price of 93.25%. The additional notes were issued under our existing indenture dated July 6, 2005. The net proceeds were used to repay our $150 million senior term loan and borrowings outstanding under our senior secured revolving credit facility in the amount of $29.5 million, with additional proceeds available for general corporate purposes. We recognized a loss on debt retirement of $0.9 million representing a write-off of debt issuance costs associated with the mandatory prepayment of the term loan. At February 28, 2009, we had $550 million aggregate principal amount of 7.25% senior notes outstanding. Under the indenture, at any time on or prior to July 15, 2009, we may redeem the notes at a redemption price equal to the sum of the principal amount thereof, plus accrued interest and a make-whole premium. On and after July 15, 2009, we may redeem the notes at a premium of 103.625% in 2009, 101.813% in 2010 and 100% in 2011 and thereafter. If we experience a change of control, we may be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued interest.

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

Other. Maturities of long-term debt, excluding the capital lease obligation, for each of the five years succeeding February 28, 2009 are none for 2010 through 2013 and $550.0 million for 2014. The total amount of interest paid was $33.8 million and $22.7 million during the nine-month periods ended February 28, 2009 and February 29, 2008, respectively. Interest capitalized was $9.7 million and $20.8 million during the nine-month periods ended February 28, 2009 and February 29, 2008, respectively.

4. Commitments

During October 2007, we commenced construction on a project to expand our Hunter, Texas cement plant. As of February 28, 2009, we have expended $247.0 million, excluding capitalized interest of $11.6 million related to the project.

In light of current economic and market conditions, we are delaying completion of the project. We believe it is likely that cement demand levels in Texas will not permit the new kiln to operate profitably if the project is completed as originally scheduled. We expect cement demand to rebound in the future and we will resume construction when future economic and market conditions indicate it is appropriate. We anticipate beginning the commissioning of the project within 12 months of resuming construction.

The pause in construction will begin in May 2009, at which time we expect to have expended approximately $300 million, excluding capitalized interest of approximately $16 million related to the project. The delay is expected to defer approximately $40 million to $60 million of capital expenditures.

5. Shareholders’ Equity

Common stock consists of:

	February 28,	May 31,
In thousands	2009	2008

Shares authorized	100,000	100,000
Shares outstanding	27,704	27,493
Shares reserved for stock options and other	2,864	3,109

There are authorized 100,000 shares of Cumulative Preferred Stock, no par value, of which 20,000 shares are designated $5 Cumulative Preferred Stock (Voting), redeemable at $105 per share and entitled to $100 per share upon dissolution. An additional 40,000 shares are designated Series B Junior Participating Preferred Stock. The Series B Preferred Stock is not redeemable and ranks, with respect to the payment of dividends and the distribution of assets, junior to (i) all other series of the Preferred Stock unless the terms of any other series shall provide otherwise and (ii) the $5 Cumulative Preferred Stock. No shares of Cumulative Preferred Stock or Series B Junior Participating Preferred Stock were outstanding as of February 28, 2009. Pursuant to a Rights Agreement, in November 2006, we distributed a dividend of one preferred share purchase right for each outstanding share of our Common Stock. Each right entitles the holder to purchase from us one one-thousandth of a share of the Series B Junior Participating Preferred Stock at a price of $300, subject to adjustment. The rights will expire on November 1, 2016 unless the date is extended or the rights are earlier redeemed or exchanged by us pursuant to the Rights Agreement.

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

Options become exercisable in installments beginning one year after the date of grant and expire ten years after the date of grant. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. Options with graded vesting are valued as single awards and the compensation cost recognized using a straight-line attribution method over the shorter of the vesting period or required service period adjusted for estimated forfeitures. The following table sets forth the information about the weighted-average grant date fair value of options granted during the nine-month periods ended February 28, 2009 and February 29, 2008.

	Nine months ended
	February 28,	February 29,
	2009	2008

Weighted average grant date fair value	$9.26	$17.59
Weighted average assumptions used:
Expected volatility	.398	.317
Expected lives	6.5	6.1
Risk-free interest rates	1.60%	3.21%
Expected dividend yields	1.21%	.59%

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

A summary of option transactions for the nine-month period ended February 28, 2009, follows:

	Shares Under Option	Weighted-Average Option Price

Outstanding at May 31, 2008	1,464,831	$39.08
Granted	397,700	25.15
Exercised	(220,436)	22.08
Canceled	(29,739)	41.68

Outstanding at February 28, 2009	1,612,356	$37.92

Exercisable at February 28, 2009	812,560	$35.27

The following table summarizes information about stock options outstanding as of February 28, 2009.

	Range of Exercise Prices
	$16.04 - $27.39	$31.15 - $48.60	$50.63 - $70.18

Options outstanding
Shares outstanding	766,236	251,270	594,850
Weighted-average remaining life in years	6.78	4.45	7.61
Weighted-average exercise price	$21.86	$41.08	$57.28
Options exercisable
Shares exercisable	377,536	204,484	230,540
Weighted-average remaining life in years	3.59	4.00	7.31
Weighted-average exercise price	$19.02	$40.03	$57.67

Outstanding options expire on various dates to January 14, 2019. We have reserved 1,236,417 shares for future awards under the 2004 Plan as of February 28, 2009.

As of February 28, 2009, the aggregate intrinsic value (the difference in the closing market price of our common stock of $16.10 and the exercise price to be paid by the optionee) of stock options outstanding was less than $0.1 million. The aggregate intrinsic value of exercisable stock options at that date was less than $0.1 million. The total intrinsic value for options exercised (the difference in the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) was $0.8 million and $2.8 million for the three-month periods ended February 28, 2009 and February 29, 2008, respectively, and $2.8 million and $4.6 million for the nine-month periods ended February 28, 2009 and February 29, 2008, respectively.

We have provided additional stock-based compensation to employees and directors under stock appreciation rights contracts, deferred compensation agreements, restricted stock payments and a former stock awards program. At February 28, 2009, outstanding stock appreciation rights totaled 155,979 shares, deferred compensation agreements to be settled in cash totaled 99,717 shares, deferred compensation agreements to be settled in common stock totaled 9,305 shares, unvested restricted stock payments totaled 18,000 shares and stock awards totaled 5,645 shares. Other credits included $2.3 million at February 28, 2009 and $14.4 million at May 31, 2008 representing accrued stock-based compensation which is expected to be settled in cash.

Total stock-based compensation included in selling, general and administrative expense (credit) was $(1.3) million and $(1.4) million in the three-month periods ended February 28, 2009 and February 29, 2008, respectively, and $(9.2) million and $(2.7) million in the nine-month periods ended February 28, 2009 and February 29, 2008, respectively. The impact of changes in our company’s stock price on stock-based awards accounted for as liabilities reduced stock-based compensation $2.4 million and $2.8 million in the three-month periods ended February 28, 2009 and February 29, 2008, respectively, and $12.1 million and $6.6 million in the nine-month periods ended February 28, 2009 and February 29, 2008, respectively. The total tax expense recognized in our statements of operations for stock-based compensation was $0.7 million and $0.8 million in the three-month periods ended February 28, 2009 and February 29, 2008, respectively, and $4.0 million and $1.8 million in the nine-month periods ended February 28, 2009 and February 29, 2008, respectively. The total tax benefit realized for stock-based compensation was less than $0.1 million and $0.1 million in the three-month periods ended February 28, 2009 and February 29, 2008, respectively, and $1.8 million and $3.5 million in the nine-month periods ended February 28, 2009 and February 29, 2008, respectively.

As of February 28, 2009, $10.8 million of total unrecognized compensation cost related to stock options, stock appreciation rights contracts, restricted stock payments and stock awards is expected to be recognized. We currently expect to recognize in the years succeeding February 28, 2009 approximately $4.0 million of this stock-based compensation expense in 2010, $3.0 million in 2011, $2.0 million in 2012, $1.2 million in 2013 and $0.6 million in 2014.

7. Retirement Plans

Riverside Defined Benefit Plans. Approximately 600 employees and retirees of our California cement subsidiary, Riverside Cement Company, are covered by a defined benefit pension plan and a postretirement health benefit plan. Unrecognized prior service costs and actuarial gains or losses for these plans are recognized in a systematic manner over the remaining service periods of active employees expected to receive benefits under these plans. The amount of the defined benefit pension plan and postretirement health benefit plan expense charged to costs and expenses for the three-month and nine-month periods ended February 28, 2009 and February 29, 2008, was as follows:

	Pension Benefit		Health Benefit
In thousands	2009	2008	2009	2008

Three months ended February 28/29
Service cost	$179	$144	$21	$31
Interest cost	791	695	110	100
Expected return on plan assets	(812)	(882)	--	--
Amortization of prior service cost	--	--	(196)	(212)
Amortization of net actuarial loss	175	55	168	164

	$333	$12	$103	$83

Nine months ended February 28/29
Service cost	$538	$432	$65	$91
Interest cost	2,374	2,085	329	299
Expected return on plan assets	(2,438)	(2,645)	--	--
Amortization of prior service cost	--	--	(589)	(634)
Amortization of net actuarial loss	524	165	504	492

	$998	$37	$309	$248

Financial Security Defined Benefit Plans. We have a series of financial security plans that are non-qualified defined benefit plans providing retirement and death benefits to substantially all of our executive and key managerial employees. The plans are contributory but not funded. The amount of financial security plan benefit expense charged to costs and expenses for the three-month and nine-month periods ended February 28, 2009 and February 29, 2008, was as follows:

	FSP Benefit
In thousands	2009	2008

Three months ended February 28/29
Service cost	$400	$742
Interest cost	545	474
Participant contributions	(90)	(87)

	$855	$1,129

Nine months ended February 28/29
Service cost	$1,198	$2,228
Interest cost	1,636	1,422
Participant contributions	(268)	(284)

	$2,566	$3,366

8. Income Taxes

Income taxes for the interim periods ended February 28, 2009 and February 29, 2008 have been included in the accompanying financial statements on the basis of an estimated annual rate. The estimated annualized rate does not include the tax benefit of separately stated items in the amount of $0.6 million in the interim periods ended February 28, 2009. The primary reason the tax rate differs from the 35% federal statutory corporate rate is due to percentage depletion that is tax deductible, state income taxes and deductions for income from qualified domestic production activities. Our estimated effective tax rate for fiscal year 2009 is 25.5% compared to 31.1% for fiscal year 2008. We made income tax payments of $2.1 million and $26.8 million during the nine-month periods ended February 28, 2009 and February 29, 2008, respectively. We received income tax refunds of $13.4 million and $0.6 million during the nine-month periods ended February 28, 2009 and February 29, 2008, respectively.

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

In addition to our federal income tax return, we file income tax returns in various state jurisdictions. We are no longer subject to federal or state income tax examinations by tax authorities for years prior to 2004. The examination of our federal income tax returns for 2004 through 2006 was completed in February 2009. The results of this audit did not have a material effect on our financial position.

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

In March 2008, the South Coast Air Quality Management District, or SCAQMD, informed one of our subsidiaries, Riverside Cement Company (Riverside), that it believes that dust blowing from open stockpiles of gray clinker or other operations at our Crestmore cement plant in Riverside, California caused the level of hexavalent chromium, or chrome 6, in the vicinity of the plant to be elevated above ambient air levels. Chrome 6 has been identified by the State of California as a carcinogen. Riverside immediately began taking steps, in addition to its normal dust control procedures, to reduce dust from plant operations and eliminate the use of open clinker stockpiles. In February 2008, the SCAQMD placed an air monitoring station at the downwind property line closest to the open clinker stockpiles. In the SCAQMD’s first public report of the results of its monitoring, over the period of February 12 to April 9, 2008, the average level of chrome 6 was 2.43 nanograms per cubic meter, or ng/m³. Since that time, the average level has decreased. The average levels of chrome 6 reported by the SCAQMD at all of the air monitoring stations in areas around the plant, including the station at the property line, are below 1.0 ng/m³ over the period of time it has operated the stations. The SCAQMD compared the level of exposure at the air monitor on our property line with the following employee exposure standards established by regulatory agencies:

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

In late April 2008, a lawsuit was filed in Riverside County Superior Court of the State of California styled Virginia Shellman, et al. v. Riverside Cement Holdings Company, et al. The lawsuit against three of our subsidiaries purports to be a class action complaint for medical monitoring for a putative class defined as individuals who were allegedly exposed to chrome 6 emissions from our Crestmore cement plant. The complaint alleges an increased risk of future illness due to the exposure to chrome 6 and other toxic chemicals. The suit requests, among other things, punitive and exemplary damages and establishment and funding of a medical testing and monitoring program for the class until their exposure to chrome 6 is no longer a threat to their health.

In addition to the Shellman lawsuit, our three subsidiaries have been served with three additional lawsuits filed in the same court in mid July 2008. Each purports to be a class action complaint for medical monitoring for a putative class defined as students who attended or presently attend a specified school in the vicinity of our Crestmore plant and who were allegedly exposed to chrome 6 emissions from the plant. The putative class in each of these cases is a subset of the putative class in the Shellman case, and the allegations and request for relief are nearly identical to those in the Shellman case. As a consequence, the court has stayed these three lawsuits until the Shellman lawsuit is finally determined.

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

In October and November 2008, four additional lawsuits were filed against three of our subsidiaries in the same court making allegations similar to the Shellman lawsuit. The four additional suits involve claims for personal injury and wrongful death by approximately 760 individual plaintiffs who were allegedly exposed to chrome 6 emissions from the Crestmore plant. The plaintiffs allege causes of action for, among other things, negligence, intentional and negligent infliction of emotional distress, trespass, public and private nuisance, strict liability, fraudulent concealment, wrongful death and loss of consortium. The plaintiffs request, among other things, general and punitive damages, medical expenses, loss of earnings, property damages and medical monitoring costs.

In January 2009, a lawsuit was filed against Texas Industries, Inc. and four of our subsidiaries in the same court making allegations similar in nature to those in the Shellman lawsuit but with respect to our Oro Grande, California cement plant. The suit involves claims for personal injury and wrongful death by approximately 90 individual plaintiffs who were allegedly exposed to chrome 6 emissions from our Oro Grande plant. The plaintiffs allege causes of action for, among other things, negligence, intentional and negligent infliction of emotional distress, trespass, public and private nuisance, strict liability, fraudulent concealment, wrongful death and loss of consortium. The plaintiffs request, among other things, general and punitive damages, medical expenses, loss of earnings, property damages and medical monitoring costs. Prior to the filing of the lawsuit, the air quality management district in whose jurisdiction the plant lies conducted air sampling from locations around the plant. None of the samples contained chrome 6 levels above 1.0 ng/m³.

In March 2009, a lawsuit was filed in the same court against several of our subsidiaries by the wife of a 25-year employee of Riverside who died in 2007 from cancer of the throat allegedly caused by exposure to chrome 6 and other toxic chemicals at the Crestmore plant. The plaintiff alleges causes of action for wrongful death, negligence, negligence per se, and strict liability for ultra-hazardous activity. The plaintiff requests general, special and punitive damages, as well as loss of care, comfort and society.

We will vigorously defend all of these suits but we cannot predict what liability, if any, could arise from them. We also cannot predict whether any other suits may be filed against us alleging damages due to injuries to persons or property caused by claimed exposure to chrome 6.

On July 3, 2008, the California Attorney General and the Riverside County District Attorney filed a complaint styled The People of the State of California v. TXI Riverside, Inc., TXI California, Inc. and Riverside Cement Holdings Company. The complaint against the two general partners in Riverside Cement Company and a subsidiary of Riverside Cement Company alleges that the defendants failed to warn persons of exposure to chrome 6 under California’s Safe Drinking Water and Toxic Enforcement Act of 1986, which is known as Proposition 65. It further alleges that defendants have known since at least 2006 that the clinker at the Crestmore plant contains chrome 6, causing exposure to persons present in the surrounding area. The complaint also alleges that this exposure without first giving warning to such persons violates Proposition 65 and constitutes unfair competition within the meaning of the California Business and Professions Code. The complaint requests the award of civil penalties and injunctive relief. We have reached a verbal settlement agreement with the plaintiffs in which we do not admit the allegations of the complaint, and do not admit any violation of law. However, in order to reduce our litigation costs and put the distractions of this suit behind us, we have agreed to continue to give the notices required by Proposition 65 to employees and others entering the plant and, in the future, to give required notices to others if our operations would then require such notices. In addition, we agreed to pay a penalty of $190,000, to reimburse plaintiffs’ expenses of $25,000 and to reimburse the Center for Environmental Health for costs and attorneys’ fees of $6,000. We are currently negotiating the terms of a written settlement agreement.

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

The following is a summary of operating results and certain other financial data for our business segments.

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,
In thousands	2009	2008	2009	2008

Net sales
Cement
Sales to external customers	$68,023	$94,570	$261,421	$315,072
Intersegment sales	13,416	18,570	49,429	60,512
Aggregates
Sales to external customers	44,790	54,784	155,713	175,614
Intersegment sales	7,981	11,039	29,360	34,317
Consumer products
Sales to external customers	65,846	81,181	239,716	271,776
Intersegment sales	754	879	2,752	2,841
Eliminations	(22,151)	(30,488)	(81,541)	(97,670)

Total net sales	$178,659	$230,535	$656,850	$762,462

Segment operating profit
Cement	$12,131	$24,720	$38,888	$77,038
Aggregates	12,167	4,967	27,796	27,279
Consumer products	4,540	(481)	4,769	8,203
Unallocated overhead and other income - net	(4,864)	(2,708)	(9,542)	(6,905)

Total segment operating profit	23,974	26,498	61,911	105,615

Corporate
Other income	404	545	3,149	3,283
Selling, general and administrative expense	(3,785)	(6,119)	(6,786)	(19,307)

	(3,381)	(5,574)	(3,637)	(16,024)
Interest	(8,344)	--	(24,885)	--
Loss on debt retirements	--	--	(907)	--

Income before income taxes	$12,249	$20,924	$32,482	$89,591

Depreciation, depletion and amortization
Cement	$9,531	$6,244	$28,257	$18,198
Aggregates	5,576	5,345	16,648	15,845
Consumer products	1,817	2,061	5,546	6,347
Corporate	259	166	748	590

Total depreciation, depletion and amortization	$17,183	$13,816	$51,199	$40,980

Capital expenditures
Cement	$61,006	$59,359	$197,220	$207,763
Aggregates	3,704	3,919	39,066	22,075
Consumer products	787	2,937	4,260	10,732
Corporate	43	377	325	1,110

Total capital expenditures	$65,540	$66,592	$240,871	$241,680

Net sales by product
Cement	$62,151	$85,330	$235,963	$289,403
Stone, sand and gravel	20,190	29,128	77,816	94,222
Ready-mix concrete	53,292	69,560	196,878	233,597
Other products	27,168	26,938	83,410	83,462
Delivery fees	15,858	19,579	62,783	61,778

Total net sales	$178,659	$230,535	$656,850	$762,462

All sales were made in the United States during the periods presented with no single customer representing more than 10 percent of sales.

Aggregate segment operating profit in the three-month and nine-month periods ended February 28, 2009 includes a gain of $5.0 million from the sale of real estate associated with our aggregate operations in north Texas. Cement segment operating profit in the nine-month period ended February 28, 2009 includes $2.8 million in lease bonus payments received upon the execution of oil and gas lease agreements on property we own in north Texas. In addition, cement segment operating profit in the nine-month period ended February 28, 2009 includes a gain of $1.7 million from the sale of emission credits associated with our California cement operations.

Cement capital expenditures, including capitalized interest, incurred in connection with the expansion of our Hunter, Texas cement plant was $180.4 million and $38.8 million in the nine-month periods ended February 28, 2009 and February 29, 2008, respectively. In addition, cement capital expenditures, including capitalized interest, incurred in connection with the expansion and modernization of our Oro Grande, California cement plant were $1.3 million and $154.4 million in the nine-month periods ended February 28, 2009 and February 29, 2008, respectively. The project was completed in May 2008. Aggregate capital expenditures include $25.3 million in the nine-month period ended February 28, 2009 incurred to acquire aggregate operations in central Texas through a deferred like-kind-exchange transaction. Other capital expenditures incurred represent normal replacement and technological upgrades of existing equipment and acquisitions to sustain existing operations in each segment.

The following is a summary of assets used in each of our business segments.

	February 28,	May 31,
In thousands	2009	2008

Identifiable assets
Cement	$1,209,847	$1,044,981
Aggregates	226,615	206,001
Consumer products	99,670	120,063
Corporate	89,191	143,914

Total assets	$1,625,323	$1,514,959

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

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating balance sheet at February 28, 2009

Cash and cash equivalents	$31,787	$2,078	$--	$33,865
Receivables - net	--	104,199	--	104,199
Intercompany receivables	348,731	18,755	(367,486)	--
Inventories	--	150,321	--	150,321
Deferred income taxes and prepaid expenses	462	17,271	--	17,733

Total current assets	380,980	292,624	(367,486)	306,118
Goodwill	--	60,110	--	60,110
Real estate and investments	7,148	25,213	--	32,361
Deferred charges and other	9,964	7,059	--	17,023
Investment in subsidiaries	965,134	--	(965,134)	--
Long-term intercompany receivables	50,000	--	(50,000)	--
Property, plant and equipment – net	--	1,209,711	--	1,209,711

Total assets	$1,413,226	$1,594,717	$(1,382,620)	$1,625,323

Accounts payable	$34	$100,612	$--	$100,646
Intercompany payables	18,755	348,731	(367,486)	--
Accrued interest, wages and other	13,383	21,700	--	35,083
Current portion of long-term debt	--	238	--	238

Total current liabilities	32,172	471,281	(367,486)	135,967
Long-term debt	531,889	8,878	--	540,767
Long-term intercompany payables	--	50,000	(50,000)	--
Deferred income taxes and other credits	4,586	99,424	--	104,010
Shareholders’ equity	844,579	965,134	(965,134)	844,579

Total liabilities and shareholders’ equity	$1,413,226	$1,594,717	$(1,382,620)	$1,625,323

Condensed consolidating balance sheet at May 31, 2008

Cash and cash equivalents	$34,675	$4,852	$--	$39,527
Receivables - net	--	155,676	--	155,676
Intercompany receivables	232,683	18,765	(251,448)	--
Inventories	--	130,181	--	130,181
Deferred income taxes and prepaid expenses	12,821	17,577	--	30,398

Total current assets	280,179	327,051	(251,448)	355,782
Goodwill	--	60,110	--	60,110
Real estate and investments	6,000	53,971	--	59,971
Deferred charges and other	7,483	3,849	--	11,332
Investment in subsidiaries	924,530	--	(924,530)	--
Long-term intercompany receivables	50,000	--	(50,000)	--
Property, plant and equipment – net	--	1,027,764	--	1,027,764

Total assets	$1,268,192	$1,472,745	$(1,225,978)	$1,514,959

Accounts payable	$64	$128,433	$--	$128,497
Intercompany payables	18,765	232,683	(251,448)	--
Accrued interest, wages and other	12,358	35,488	--	47,846
Current portion of long-term debt	7,500	225	--	7,725

Total current liabilities	38,687	396,829	(251,448)	184,068
Long-term debt	392,822	9,058	--	401,880
Long-term intercompany payables	--	50,000	(50,000)	--
Deferred income taxes and other credits	20,170	92,328	--	112,498
Shareholders’ equity	816,513	924,530	(924,530)	816,513

Total liabilities and shareholders’ equity	$1,268,192	$1,472,745	$(1,225,978)	$1,514,959

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating statement of operations for the three months ended February 28, 2009

Net sales	$--	$178,659	$--	$178,659
Cost of products sold	--	150,028	--	150,028

Gross profit	--	28,631	--	28,631

Selling, general and administrative	666	15,316	--	15,982
Interest	12,889	--	(4,545)	8,344
Loss on debt retirements	--	--	--	--
Other income	(49)	(7,895)	--	(7,944)
Intercompany other income	(863)	(3,682)	4,545	--

	12,643	3,739	--	16,382

Income before the following items	(12,643)	24,892	--	12,249
Income taxes	(8,875)	10,842	--	1,967

	(3,768)	14,050	--	10,282
Equity in earnings of subsidiaries	14,050	--	(14,050)	--

Net income	$10,282	$14,050	$(14,050)	$10,282

Condensed consolidating statement of operations for the three months ended February 29, 2008

Net sales	$--	$230,535	$--	$230,535
Cost of products sold	--	190,980	--	190,980

Gross profit	--	39,555	--	39,555

Selling, general and administrative	1,239	19,478	--	20,717
Interest	7,301	--	(7,301)	--
Loss on debt retirements	--	--	--	--
Other income	(163)	(1,923)	--	(2,086)
Intercompany other income	(863)	(6,438)	7,301	--

	7,514	11,117	--	18,631

Income before the following items	(7,514)	28,438	--	20,924
Income taxes	(2,609)	8,909	--	6,300

	(4,905)	19,529	--	14,624
Equity in earnings of subsidiaries	19,529	--	(19,529)	--

Net income	$14,624	$19,529	$(19,529)	$14,624

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating statement of operations for the nine months ended February 28, 2009

Net sales	$--	$656,850	$--	$656,850
Cost of products sold	--	567,788	--	567,788

Gross profit	--	89,062	--	89,062

Selling, general and administrative	(1,853)	51,037	--	49,184
Interest	34,040	--	(9,155)	24,885
Loss on debt retirements	907	--	--	907
Other income	(383)	(18,013)	--	(18,396)
Intercompany other income	(2,618)	(6,537)	9,155	--

	30,093	26,487	--	56,580

Income before the following items	(30,093)	62,575	--	32,482
Income taxes	(14,560)	22,249	--	7,689

	(15,533)	40,326	--	24,793
Equity in earnings of subsidiaries	40,326	--	(40,326)	--

Net income	$24,793	$40,326	$(40,326)	$24,793

Condensed consolidating statement of operations for the nine months ended February 29, 2008

Net sales	$--	$762,462	$--	$762,462
Cost of products sold	--	616,688	--	616,688

Gross profit	--	145,774	--	145,774

Selling, general and administrative	3,200	60,764	--	63,964
Interest	20,142	--	(20,142)	--
Loss on debt retirements	--	--	--	--
Other income	(329)	(7,452)	--	(7,781)
Intercompany other income	(2,618)	(17,524)	20,142	--

	20,395	35,788	--	56,183

Income before the following items	(20,395)	109,986	--	89,591
Income taxes	(7,303)	35,041	--	27,738

	(13,092)	74,945	--	61,853
Equity in earnings of subsidiaries	74,945	--	(74,945)	--

Net income	$61,853	$74,945	$(74,945)	$61,853

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating statement of cash flows for the nine months ended February 28, 2009

Net cash provided by operating activities	$(129,541)	$202,078	$--	$72,537

Investing activities
Capital expenditures - expansions	--	(181,657)	--	(181,657)
Capital expenditures - other	--	(59,214)	--	(59,214)
Cash designated for property acquisitions	--	28,733	--	28,733
Proceeds from asset disposals	--	7,442	--	7,442
Investments in life insurance contracts	2,479	--	--	2,479
Other - net	--	11	--	11

Net cash used by investing activities	2,479	(204,685)	--	(202,206)

Financing activities
Long-term borrowings	327,250	--	--	327,250
Debt retirements	(197,509)	(167)	--	(197,676)
Debt issuance costs	(5,470)	--	--	(5,470)
Stock option exercises	4,341	--	--	4,341
Excess tax benefits from stock-based compensation	1,771	--	--	1,771
Common dividends paid	(6,209)	--	--	(6,209)

Net cash provided by financing activities	124,174	(167)	--	124,007

Decrease in cash and cash equivalents	(2,888)	(2,774)	--	(5,662)

Cash and cash equivalents at beginning of period	34,675	4,852	--	39,527

Cash and cash equivalents at end of period	$31,787	$2,078	$--	$33,865

Condensed consolidating statement of cash flows for the nine months ended February 29, 2008

Net cash provided by operating activities	$(156,414)	$232,731	$--	$76,317

Investing activities
Capital expenditures - expansions	--	(193,160)	--	(193,160)
Capital expenditures - other	--	(48,520)	--	(48,520)
Cash designated for property acquisitions	--	--	--	--
Proceeds from asset disposals	--	3,928	--	3,928
Investments in life insurance contracts	88,140	--	--	88,140
Other - net	--	218	--	218

Net cash used by investing activities	88,140	(237,534)	--	(149,394)

Financing activities
Long-term borrowings	213,000	--	--	213,000
Debt retirements	(144,170)	(143)	--	(144,313)
Debt issuance costs	(1,152)	--	--	(1,152)
Stock option exercises	2,678	--	--	2,678
Excess tax benefits from stock-based compensation	3,519	--	--	3,519
Common dividends paid	(6,161)	--	--	(6,161)

Net cash provided by financing activities	67,714	(143)	--	67,571

Decrease in cash and cash equivalents	(560)	(4,946)	--	(5,506)

Cash and cash equivalents at beginning of period	6,095	9,043	--	15,138

Cash and cash equivalents at end of period	$5,535	$4,097	$--	$9,632

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Texas Industries, Inc.

We have reviewed the accompanying consolidated balance sheet of Texas Industries, Inc. and subsidiaries (the Company) as of February 28, 2009, and the related consolidated statements of operations for the three- and nine-month periods ended February 28, 2009 and February 29, 2008 and cash flows for nine-month periods ended February 28, 2009 and February 29, 2008. These financial statements are the responsibility of the Company’s management.

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

March 24, 2009

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

The following is a summary of operating results for our business segments and certain other operating information related to our principal products.

Cement Operations

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,
In thousands except per unit	2009	2008	2009	2008

Operating Results
Total cement sales	$75,557	$103,891	$285,368	$349,900
Total other sales and delivery fees	5,882	9,249	25,482	25,684

Total segment sales	81,439	113,140	310,850	375,584
Cost of products sold	67,919	85,983	266,682	288,662

Gross profit	13,520	27,157	44,168	86,922
Selling, general and administrative	(2,788)	(3,190)	(12,830)	(12,142)
Other income	1,399	753	7,550	2,258

Operating Profit	$12,131	$24,720	$38,888	$77,038

Cement
Shipments (tons)	837	1,142	3,139	3,751
Prices ($/ton)	$90.17	$91.01	$90.90	$93.28
Cost of sales ($/ton)	$73.92	$67.13	$77.76	$70.38

Three months ended February 28, 2009

Operating profit for the three-month period ended February 28, 2009 was $12.1 million, a decrease of $12.6 million from the prior year period.

Total cement sales for the three-month period ended February 28, 2009 decreased $28.3 million from the prior year period as construction activity declined in both our Texas and California market areas. Our Texas market area accounted for approximately 74% of total cement sales in the current period compared to 71% of total cement sales in the prior year period. In our Texas market area, cement shipments decreased 28% from the prior year period and average prices increased 4%. In our California market area, cement shipments decreased 24% from the prior year period and average prices decreased 14%.

Cost of products sold for the three-month period ended February 28, 2009 decreased $18.1 million from the prior year period. The effect of lower shipments and lower labor, supply and maintenance costs was partially offset by higher depreciation at our Oro Grande, California cement plant and higher coal costs. Cement unit costs increased 10% from the prior year period primarily due to lower production levels.

Selling, general and administrative expense for the three-month period ended February 28, 2009 decreased $0.4 million from the prior year period primarily due to lower insurance expense offset in part by higher legal and other professional expenses.

Other income for the three-month period ended February 28, 2009 was comparable to the prior year period.

Nine months ended February 28, 2009

Operating profit for the nine-month period ended February 28, 2009 was $38.9 million, a decrease of $38.2 million from the prior year period.

Total cement sales for the nine-month period ended February 28, 2009 decreased $64.5 million from the prior year period as construction activity declined in our California market area. Construction activity also declined in our Texas market area during the November 2008 and February 2009 quarters. Our Texas area accounted for approximately 71% of total cement sales in the current period compared to 66% of total cement sales in the prior year period. In our Texas market area, cement shipments decreased 16% from the prior year period and average prices increased 3%. In our California market area, cement shipments decreased 18% from the prior year period and average prices decreased 13%.

Cost of products sold for the nine-month period ended February 28, 2009 decreased $22.0 million from the prior year period. The effect of lower shipments and lower labor, supply and maintenance costs was partially offset by higher depreciation at our Oro Grande, California cement plant and higher coal costs. Cement unit costs increased 10% from the prior year period primarily due to lower production levels.

Selling, general and administrative expense for the nine-month period ended February 28, 2009 increased $0.7 million from the prior year period primarily due to higher legal and other professional expenses offset in part by lower insurance expense and incentive compensation expense.

Other income for the nine-month period ended February 28, 2009 increased $5.3 million from the prior year period. Other income in the current period includes a lease bonus payment of $2.8 million received upon the execution of an oil and gas lease on property we own in north Texas. In addition, other income in the current period includes a gain of $1.7 million from the sale of emission credits associated with our California cement operations.

Aggregate Operations

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,
In thousands except per unit	2009	2008	2009	2008

Operating Results
Total stone, sand and gravel sales	$26,889	$37,699	$103,235	$120,827
Total other sales and delivery fees	25,882	28,124	81,838	89,104

Total segment sales	52,771	65,823	185,073	209,931
Cost of products sold	43,691	57,124	153,905	171,776

Gross profit	9,080	8,699	31,168	38,155
Selling, general and administrative	(2,379)	(3,808)	(9,708)	(11,595)
Other income	5,466	76	6,336	719

Operating Profit	$12,167	$4,967	$27,796	$27,279

Stone, sand and gravel
Shipments (tons)	3,267	5,010	13,073	16,424
Prices ($/ton)	$8.23	$7.52	$7.90	$7.36
Cost of sales ($/ton)	$7.23	$6.92	$6.55	$6.00

Three months ended February 28, 2009

Operating profit for the three-month period ended February 28, 2009 was $12.2 million, an increase of $7.2 million from the prior year period.

Total segment sales for the three-month period ended February 28, 2009 decreased $13.1 million from the prior year period as total stone, sand and gravel sales were down $10.8 million. Total stone, sand and gravel shipments decreased 35% from the prior year period and average prices increased 9%.

Cost of products sold for the three-month period ended February 28, 2009 decreased $13.4 million from the prior year period as labor hours were reduced in response to lower shipments and supplies and maintenance costs declined. Stone, sand and gravel unit costs increased 4% and shipments declined 35% from the prior year period.

Selling, general and administrative expense for the three-month period ended February 28, 2009 decreased $1.4 million from the prior year period primarily due to lower insurance expense and incentive compensation expense.

Other income for the three-month period ended February 28, 2009 increased $5.4 million from the prior year period. Other income in the current period includes a gain of $5.0 million from the sale of real estate associated with our north Texas aggregate operations.

Nine months ended February 28, 2009

Operating profit for the nine-month period ended February 28, 2009 was $27.8 million, an increase of $0.5 million from the prior year period.

Total segment sales for the nine-month period ended February 28, 2009 decreased $24.9 million from the prior year period as total stone, sand and gravel sales were down $17.6 million. Total stone, sand and gravel shipments decreased 20% from the prior year period and average prices increased 7%.

Cost of products sold for the nine-month period ended February 28, 2009 decreased $17.9 million from the prior year period as labor hours were reduced in response to lower shipments and supplies and maintenance costs declined. Stone, sand and gravel unit costs increased 9% and shipments declined 20% from the prior year period.

Selling, general and administrative expense for the nine-month period ended February 28, 2009 decreased $1.9 million from the prior year period primarily due to lower insurance expense and incentive compensation expense.

Other income for the nine-month period ended February 28, 2009 increased $5.6 million from the prior year period. Other income in the current period includes a gain of $5.0 million from the sale of real estate associated with our north Texas aggregate operations.

Consumer Products Operations

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,
In thousands except per unit	2009	2008	2009	2008

Operating Results
Total ready-mix concrete sales	$53,306	$69,699	$197,032	$233,922
Total other sales and delivery fees	13,294	12,361	45,436	40,695

Total segment sales	66,600	82,060	242,468	274,617
Cost of products sold	60,569	78,361	228,742	253,920

Gross profit	6,031	3,699	13,726	20,697
Selling, general and administrative	(2,142)	(4,755)	(10,173)	(13,591)
Other income	651	575	1,216	1,097

Operating Profit (Loss)	$4,540	$(481)	$4,769	$8,203

Ready-mix concrete
Shipments (cubic yards)	614	857	2,330	2,905
Prices ($/cubic yard)	$86.87	$81.26	$84.59	$80.50
Cost of sales ($/cubic yard)	$80.45	$79.15	$81.24	$75.91

Three months ended February 28, 2009

Operating profit for the three-month period ended February 28, 2009 was $4.5 million, an increase of $5.0 million from the prior year period.

Total segment sales for the three-month period ended February 28, 2009 decreased $15.5 million as total ready-mix concrete sales were down $16.4 million. Total ready-mix concrete volumes decreased 28% from the prior year period and average prices increased 7%.

Cost of products sold for the three-month period ended February 28, 2009 decreased $17.8 million from the prior year period as labor hours were reduced in response to lower shipments and supplies, maintenance and diesel costs declined. Overall ready-mix concrete unit costs increased 2% and volumes declined 28% from the prior year period.

Selling, general and administrative expense for the three-month period ended February 28, 2009 decreased $2.6 million from the prior year period primarily due to lower insurance expense and incentive compensation expense.

Other income for the three-month period ended February 28, 2009 was comparable to the prior year period.

Nine months ended February 28, 2009

Operating profit for the nine-month period ended February 28, 2009 was $4.8 million, a decrease of $3.4 million from the prior year period.

Total segment sales for the nine-month period ended February 28, 2009 decreased $32.1 million as total ready-mix concrete sales were down $36.9 million. Total ready-mix concrete volumes decreased 20% from the prior year period and average prices increased 5%.

Cost of products sold for the nine-month period ended February 28, 2009 decreased $25.2 million from the prior year period as labor hours were reduced in response to lower shipments and supplies and maintenance costs declined. Overall ready-mix concrete unit costs increased 7% from the prior year period primarily due to higher raw material costs, as well as higher distribution and transportation costs. Our raw material unit costs in the current period increased approximately 5% from the prior year period. Our cost of diesel fuel per gallon in the current period increased approximately 30% from the prior year period.

Selling, general and administrative expense for the nine-month period ended February 28, 2009 decreased $3.4 million from the prior year period primarily due to lower insurance expense and incentive compensation expense.

Other income for the nine-month period ended February 28, 2009 was comparable to the prior year period.

Unallocated Overhead and Other Income

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,
In thousands	2009	2008	2009	2008

Other income	$24	$137	$145	$424
Selling, general and administrative	(4,888)	(2,845)	(9,687)	(7,329)

	$(4,864)	$(2,708)	$(9,542)	$(6,905)

Unallocated overhead and other income relate primarily to certain environmental, engineering and other administrative operating activities not attributable to a specific segment. Unallocated selling, general and administration expense for the three-month and nine-month periods ended February 28, 2009 increased from the prior year periods $2.0 million and $2.4 million, respectively, primarily due to increased insurance expense for undeveloped claims.

Corporate

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,
In thousands	2009	2008	2009	2008

Other income	$404	$545	$3,149	$3,283
Selling, general and administrative	(3,785)	(6,119)	(6,786)	(19,307)

	$(3,381)	$(5,574)	$(3,637)	$(16,024)

Three months ended February 28, 2009

Other income for the three-month period ended February 28, 2009 was comparable to the prior year period.

Corporate selling, general and administrative expense for the three-month period ended February 28, 2009 decreased $2.3 million from the prior year period. The decrease was primarily the result of $1.7 million lower incentive compensation expense and $0.8 million lower retirement expense. Stock-based compensation was comparable to the prior year period. Our incentive plans are based on financial performance. Our stock-based compensation includes awards expected to be settled in cash, the expense for which is based on the average stock price at the end of each period until the awards are paid. The impact of changes in our stock price reduced stock-based compensation $2.4 million and $2.8 million during three-month periods ended February 28, 2009 and February 29, 2008, respectively.

Nine months ended February 28, 2009

Other income for the nine-month period ended February 28, 2009 was comparable to the prior year period. The current nine-month period includes a bonus payment of $1.6 million received upon the execution of an oil and gas lease agreement on property we own in north Texas that is not associated with any business segment. The prior nine-month period includes a gain of $1.1 million from the sale of corporate real estate and a bonus payment of $0.7 million received upon the execution of an oil and gas lease agreement on property formerly owned by us but not associated with any business segment.

Corporate selling, general and administrative expense for the nine-month period ended February 28, 2009 decreased $12.5 million from the prior year period. The decrease was primarily the result of $5.5 million lower incentive compensation expense and $6.4 million lower stock-based compensation. Our incentive plans are based on financial performance. Our stock-based compensation includes awards expected to be settled in cash, the expense for which is based on the average stock price at the end of each period until the awards are paid. The impact of changes in our stock price reduced stock-based compensation $12.1 million and $6.6 million during nine-month periods ended February 28, 2009 and February 29, 2008, respectively.

Interest

Interest expense incurred for the three-month period ended February 28, 2009 was $13.0 million, of which $4.7 million was capitalized in connection with our Hunter, Texas cement plant expansion project and $8.3 million was expensed. Interest expense incurred for the three-month period ended February 29, 2008 was $7.5 million, all of which was capitalized in connection with our Hunter, Texas and Oro Grande, California cement plant expansion projects.

Interest expense incurred for the nine-month period ended February 28, 2009 was $34.6 million, of which $9.7 million was capitalized in connection with our Hunter, Texas cement plant expansion project and $24.9 million was expensed. Interest expense incurred for the nine-month period ended February 29, 2008 was $20.8 million, all of which was capitalized in connection with our Hunter, Texas and Oro Grande, California cement plant expansion projects.

Interest expense incurred for the three-month and nine-month periods ended February 28, 2009 increased from the prior year periods $5.5 million and $13.8 million, respectively. The increases were due to higher average outstanding debt and borrowings on life insurance contracts. An additional $4.4 million in interest expense is currently estimated to be capitalized in connection with our Hunter expansion project during the remainder of our current fiscal year.

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

Income Taxes

Income taxes for the interim periods ended February 28, 2009 and February 29, 2008 have been included in the accompanying financial statements on the basis of an estimated annual rate. The estimated annualized rate does not include the tax benefit of separately stated items in the amount of $0.6 million in the interim periods ended February 28, 2009. The primary reason that the tax rate differs from the 35% federal statutory corporate rate is due to percentage depletion that is tax deductible, state income taxes and deductions for income from qualified domestic production activities. Our estimated effective tax rate for fiscal year 2009 is 25.5% compared to 31.1% for fiscal year 2008.

LIQUIDITY AND CAPITAL RESOURCES

In addition to cash and cash equivalents of $33.9 million at February 28, 2009, our sources of liquidity include cash from operations and borrowings available under our $200 million senior secured revolving credit facility.

Senior Secured Revolving Credit Facility. On November 21, 2008, we amended our August 15, 2007 credit agreement to, among other things, increase the permitted leverage ratio, secure our obligations under the credit facility and limit the amount that can be borrowed under the credit agreement to the lesser of a borrowing base equal to the sum of 80% of our accounts receivable and 50% of our inventory or the $200 million stated principal amount of the credit agreement. The credit facility expires on August 15, 2012. The borrowing base at February 28, 2009 was $158.5 million. It includes a $50 million sub-limit for letters of credit. Any outstanding letters of credit are deducted from the borrowing availability under the facility. No borrowings were outstanding at February 28, 2009; however, $22.4 million of the facility was utilized to support letters of credit. Amounts drawn under the facility bear interest either at the LIBOR rate plus a margin of 2.5% to 3.5%, or at a base rate (which is the highest of (a) the federal funds rate plus 0.5%, (b) the prime rate and (c) the one-month LIBOR rate plus 1.0%) plus a margin of 1.5% to 2.5%. The interest rate margins are subject to adjustments based on our leverage ratio. Commitment fees are payable currently at an annual rate of 0.5% on the unused portion of the facility. We may terminate the facility at any time.

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

The credit facility contains covenants restricting, among other things, prepayment or redemption of the senior notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. Cash dividends paid on our common stock are limited to an annual amount of $10.0 million. We are required to comply with certain financial tests and to maintain certain financial ratios, such as leverage and interest coverage ratios. We were in compliance with all of these loan covenants as of February 28, 2009.

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

In October 2007, we commenced construction on a project to expand our Hunter, Texas cement plant. We are expanding the Hunter plant by approximately 1.4 million tons of advanced dry process annual cement production capacity. The 900,000 tons of existing annual cement production capacity will remain in operation. As of February 28, 2009, we have expended $247.0 million, excluding capitalized interest of $11.6 million related to the project.

In light of current economic and market conditions, we are delaying completion of the project. We believe it is likely that cement demand levels in Texas will not permit the new kiln to operate profitably if the project is completed as originally scheduled. We expect cement demand to rebound in the future and we will resume construction when future economic and market conditions indicate it is appropriate. We anticipate beginning the commissioning of the project within 12 months of resuming construction.

The pause in construction will begin in May 2009, at which time we expect to have expended approximately $300 million, excluding capitalized interest of approximately $16 million related to the project. The delay is expected to defer approximately $40 million to $60 million of capital expenditures.

In July 2008, we negotiated three contracts for the purchase of coal for use in our cement and expanded shale and clay lightweight aggregate plants in Texas beginning with calendar year 2009. Each contract requires us to purchase all of our coal requirements at a fixed price (escalated annually) through calendar year 2011. In September 2008, we negotiated a contract for the purchase of coal for use in our Oro Grande, California cement plant beginning in June 2009. The contract requires us to purchase all of our coal requirements at a fixed price (escalated annually) through May 2014. These contracts do not require that minimum amounts of material be purchased.

We expect cash and cash equivalents, cash from operations and available borrowings under our senior secured revolving credit facility to be sufficient to provide funds for capital expenditure commitments currently estimated at $285 million to $305 million for fiscal year 2009 (including the expansion of the Hunter, Texas plant), scheduled debt payments, working capital needs and other general corporate purposes for at least the next year.

Cash Flows

Net cash provided by operating activities was $72.5 million and $76.3 million for the nine-month period ended February 28, 2009 and February 29, 2008, respectively. The decrease was primarily the result of lower income from operations offset in part by higher depreciation due to the completion of our Oro Grande, California cement plant in May 2008.

Net cash used by investing activities was $202.2 million and $149.4 million for the nine-month period ended February 28, 2009 and February 29 2008 respectively.

Capital expenditures, including capitalized interest, incurred in connection with the expansion of our Hunter, Texas cement plant were $180.4 million and $38.8 million for the nine-month periods ended February 28, 2009 and February 29, 2008, respectively. Capital expenditures, including capitalized interest, incurred in connection with the expansion and modernization of our Oro Grande, California cement plant were $1.3 million and $154.4 million for the nine-month periods ended February 28, 2009 and February 29, 2008, respectively.

Capital expenditures for normal replacement and technological upgrades of existing equipment and acquisitions to sustain our existing operations were $59.2 million and $48.5 million for the nine-month periods ended February 28, 2009 and February 29, 2008, respectively. Capital expenditures in the current period include $25.3 million incurred to acquire aggregate operations in central Texas through a deferred like-kind-exchange transaction. Completion of our deferred like-kind-exchange transactions reduced the cash designated for property acquisitions that was being held by a qualified intermediary trust by $28.7 million.

Net cash provided by financing activities was $124.0 million and $67.6 million for the nine-month period ended February 28, 2009 and February 29, 2008, respectively.

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

In light of current market conditions, we assessed our California cement operations for impairment during our November 2008 quarter. Our assessment indicated that there was no impairment of goodwill. The assessment was based in part on assumptions regarding the timing of economic recovery in our California market. Management continued to evaluate and monitor the economic environment during our February 2009 quarter and the general assumptions used in our assessment have not changed. The current market conditions and economic climate are very volatile and it is possible that the current recession could last longer and have a bigger impact on our operations than was anticipated. Should the recession become more severe or last longer than anticipated, we could recognize an impairment charge in the future with respect to goodwill. Management will perform its annual impairment test in the fourth quarter of our current fiscal year.

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

Item 1A. Risk Factors

The first two risks described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended May 31, 2008 are modified by the discussion in this report about the suspension of the construction project at our Hunter, Texas cement plant and the decline in demand for our products in Texas that we experienced beginning in the quarter ended November 30, 2008 due to the decline in construction activity. A sustained period of declining construction activity in our markets could materially and adversely affect our operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Market and Shareholders Information. Shares of our common stock, $1 par value, are traded on the New York Stock Exchange (ticker symbol TXI). The restriction on the payment of dividends is included in Note 3 of Notes to Consolidated Financial Statements entitled “Long-Term Debt” presented in Part I, Item 1 of this report and incorporated herein by reference.

Issuer Purchases of Equity Securities. We are restricted by our loan covenants from purchasing our Common Stock on the open market. However, in connection with so-called “stock swap exercises” of employee stock options, shares are surrendered or deemed surrendered to the Company to pay the exercise price or to satisfy tax withholding obligations. The following table presents information with respect to such transactions which occurred during the three-month period ended February 28, 2009

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

December 1, 2008 – December 31, 2008	--	$--	--	--
January 1, 2009 - January 31, 2009	17,360	27.35	--	--
February 1, 2009 – February 28, 2009	--	--	--	--

Total	17,360	$27.35	--	--

Item 6.  Exhibits

The following exhibits are included herein:

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K dated August 28, 1996, File No. 001-04887)

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 16, 2009)

3.3	Amended and Restated Certificate of Designations of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 1, 2006)

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

10.6	Employment Agreement of Mel G. Brekhus (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 22, 2007)

10.7	Texas Industries, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 as filed May 19, 1994, File No. 033-53715)

10.8	Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.9	Form of Stock Option Agreement under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 25, 2006)

10.10	Form of Non-Employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 16, 2009)

10.11	TXI Annual Incentive Plans-Fiscal Year 2009 (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K filed July 11, 2008)

10.12	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2009 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on July 25, 2006)

10.13	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2010 (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on July 13, 2007)

10.14	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2011 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on July 11, 2008)

10.15	Master Performance-Based Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement filed on August 25, 2006)

10.16	Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on August 12, 2005, File No. 001-04887)

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

10.33	Amendment No. 1 to Employment Agreement of Mel G. Brekhus dated March 26, 2009

12.1	Computation of Ratios of Earnings to Fixed Charges

15.1	Letter re: Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

The remaining exhibits have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS INDUSTRIES, INC.

March 27, 2009	/s/ Kenneth R. Allen
Kenneth R. Allen
Vice President - Finance and Chief Financial Officer
(Principal Financial Officer)

March 27, 2009	/s/ T. Lesley Vines
T. Lesley Vines
Vice President – Corporate Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K dated August 28, 1996, File No. 001-04887)

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 16, 2009)

3.3	Amended and Restated Certificate of Designations of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 1, 2006)

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

10.6	Employment Agreement of Mel G. Brekhus (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 22, 2007)

10.7	Texas Industries, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 as filed May 19, 1994, File No. 033-53715)

10.8	Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.9	Form of Stock Option Agreement under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 25, 2006)

10.10	Form of Non-Employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 16, 2009)

10.11	TXI Annual Incentive Plans-Fiscal Year 2009 (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K filed July 11, 2008)

10.12	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2009 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on July 25, 2006)

10.13	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2010 (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on July 13, 2007)

10.14	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2011 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on July 11, 2008)

10.15	Master Performance-Based Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement filed on August 25, 2006)

10.16	Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on August 12, 2005, File No. 001-04887)

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

10.33	Amendment No. 1 to Employment Agreement of Mel G. Brekhus dated March 26, 2009

12.1	Computation of Ratios of Earnings to Fixed Charges

15.1	Letter re: Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer