Form 10-K
period 2009-05-31
TEXAS INDUSTRIES INC
filed 2009-07-17
CIK 97472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009

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

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (972) 647-6700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $839,956,954, computed by reference to the price at which the common stock was last sold on the New York Stock Exchange as of November 28, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the Registrant’s common stock as of June 30, 2009 was 27,719,786.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant’s definitive proxy statement for the annual meeting of shareholders to be held October 22, 2009, are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS

General

We are a leading supplier of heavy construction materials in the United States through our three business segments: cement, aggregates and consumer products. Our cement segment produces gray portland cement and specialty cements. Our cement production and distribution facilities are concentrated primarily in Texas and California, the two largest cement markets in the United States. Based on production capacity, we are the largest producer of cement in Texas with a 30% share in that state. Our aggregates segment produces natural aggregates, including sand, gravel and crushed limestone, and specialty lightweight aggregates. Our consumer products segment produces primarily ready-mix concrete and, to a lesser extent, packaged products. We are a major supplier of natural aggregates and ready-mix concrete in Texas and northern Louisiana and, to a lesser extent, in Oklahoma and Arkansas. For financial information about our business segments, see Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Report.

As of May 31, 2009, we operated 88 manufacturing facilities in six states. In fiscal year 2009, our net sales were $839.2 million, of which 39.6% was generated by our cement segment, 23.9% by our aggregates segment, and 36.5% by our consumer products segment. During the year, we shipped 4.0 million tons of finished cement, 16.5 million tons of natural aggregates, 1.4 million cubic yards of lightweight aggregates and 2.9 million cubic yards of ready-mix concrete.

Our revenue is derived from multiple end-use markets, including the public works, residential, commercial, retail, industrial and institutional construction sectors, as well as the energy industry. Our diversified mix of products provides access to this broad range of end-user markets and helps mitigate the exposure to cyclical downturns in any one product or end-user market. No one customer accounted for more than 10% of our total net sales in fiscal year 2009.

In October 2007 we commenced construction on a project to expand our Hunter, Texas cement plant. We plan to expand the Hunter plant by approximately 1.4 million tons of advanced dry process annual cement production capacity. The 900,000 tons of existing production will remain in operation. When completed, the Hunter plant will be a modern, low cost facility, similar to our Midlothian and Oro Grande dry process facilities, and we will be well positioned to cost-effectively supply the southern and central Texas market. In light of current economic and market conditions, we believe it is likely that current cement demand levels in Texas will not permit the new kiln to operate profitably if the project is completed as originally scheduled. As a result, we have delayed completion of the project. We expect cement demand to rebound in the future and we will resume construction when future economic and market conditions indicate it is appropriate. We anticipate beginning the commissioning of the project within 12 months after resuming construction. As of May 31, 2009, we had incurred $294 million, excluding capitalized interest of $16.3 million related to the project, of which $284.1 million had been expended.

We expect our capital expenditures in fiscal year 2010 to be approximately $30 million to $40 million, which assumes that we do not resume construction on the Hunter cement plant expansion during fiscal year 2010.

During the last year, the economy in all of our operating regions has been in recession. Declining home values, investor losses on mortgage related securities, tight credit conditions, state budget shortfalls and rising unemployment have led to declines in all segments of construction activity in our markets. These conditions have impacted all segments of our business. In response, we have taken numerous steps to manage our production to more closely match market demand, reduce costs and manage our cash position. In addition to the delay in construction of the expansion of our Hunter plant discussed above, we have significantly reduced spending. We have idled plants where necessary and reduced our employee force accordingly. Since the beginning of the recession in December 2007, we have reduced our employee and contract labor force by approximately 25%. We have also significantly reduced overtime pay, implemented a salary freeze for non-union employees and renegotiated a number of supply and service agreements. Our president and chief executive officer voluntarily reduced his salary by 10% and other executive officers similarly reduced their salaries by 5%. We have negotiated amendments to our senior revolving credit facility to reduce the risk that the market decline would cause our operating results to fall below levels required by financial covenants. These steps and others are indicative of our intense focus on cost reduction, management of our cash position and management of production levels, which we believe had a significant positive impact on our operating results in fiscal year 2009.

Our Competitive Strengths and Strategies

We believe the following competitive strengths and strategies are key to our ability to grow and compete successfully:

Leading Market Positions.    We strive to be a major supplier in markets that have attractive characteristics, such as large market size, above average long-term projected population growth, strong economic activity and a year-round building season. We are the largest producer of cement in Texas (with a 30% share of total production capacity in that state). Based on production capacity we are the second largest producer of cement in southern California. We believe we are also the largest supplier of expanded shale and clay specialty aggregate products west of the Mississippi River, the second largest supplier of stone, sand and gravel natural aggregate products in North Texas, one of the largest suppliers of ready-mix concrete in North Texas and one of the largest suppliers of sand and gravel aggregate products and ready-mix concrete in northern Louisiana. We believe our leadership in these markets enhances our competitive position.

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

Strategic Locations and Markets.    The strategic locations of our facilities near our customer base and sources of raw materials allow us to access the largest cement consuming markets in the United States. Our cement manufacturing facilities are located in Texas and California, the two largest U.S. cement markets. During calendar year 2008, Texas and California accounted for approximately 15.6 million and 10.4 million tons, respectively, of cement consumption or approximately 15% and 10%, respectively, of total U.S. cement consumption. California and Texas have also been the largest beneficiaries of federal transportation funding during the last several years. Funds distributed under multi-year federal highway legislation historically have comprised a majority of California and Texas’ public works spending.

Diversified Product Mix and Broad Range of End-User Markets.    Our revenue streams are derived from multiple end-user markets, including the public works, residential, commercial, retail, industrial and institutional construction sectors, as well as the energy industry. Accordingly, we have a broad and diverse customer base. Our diversified mix of products provides access to this broad range of end-user markets and helps mitigate the exposure to cyclical downturns in any one product or end-user market. No one customer accounted for more than 10% of our net sales in fiscal year 2009.

Long-Standing Customer Relationships.    We have established a solid base of long-standing customer relationships. For example, our ten largest customers during fiscal year 2009 have done business with us for an average of over 15 years. We strive to achieve customer loyalty by delivering superior customer service and maintaining an experienced sales force with in-depth market knowledge. We believe our long-standing relationships and our leading market positions help to provide additional stability to our operating performance and make us a preferred supplier.

Experienced Management Team.    Mel Brekhus, our chief executive officer, Ken Allen, our chief financial officer, and the vice presidents responsible for the cement, aggregates and consumer products segments have an average of 27 years of industry experience. Our management team has led our company through several industry cycles and has demonstrated the ability to successfully complete and operate major expansion projects.

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

Plant	Rated Annual Productive Capacity— Tons of Clinker	Manufacturing Process	Service Date	Internally Estimated Minimum Reserves—Years
Midlothian, TX	2,200,000	Dry	2001	47
	600,000	Wet	1960
Hunter, TX	850,000	Dry	1979	100
Oro Grande, CA	2,200,000	Dry	2008	48

Total	5,850,000

Due to the recession that has gripped our nation throughout fiscal year 2009, we have had to modify our operating processes in order to reduce costs and more closely match cement production to demand in our markets. In October 2008 we idled the four wet kilns at our Midlothian plant, only two of which were permitted to operate while the large dry kiln was operating. Due to new environmental restrictions on nitrogen oxide emissions that became effective in March 2009, we will not be able to re-start the wet kilns unless we install additional pollution control equipment. We have not yet decided whether to install this equipment. If we do, we cannot guarantee that the wet kilns will then operate within the limits prescribed by the new rules. In addition, we have temporarily idled our Oro Grande plant from time to time in order to control inventories. Depending on market conditions in our Texas market, we could temporarily idle either one or both plants in Texas from time to time. Finally, the white cement production facility at our Crestmore plant near Riverside, California remains idled, and in December 2008 we idled the gray cement grinding facility at that plant. We continue to operate a cement terminal and packaging facility at the Crestmore plant.

We use, under license, the patented CemStarSM process in both of our Texas facilities and our Oro Grande, California facility to increase combined annual production of cement clinker by up to 6%. The CemStarSM process adds “slag”, a co-product of steel-making, into a cement kiln along with the regular raw material feed. The slag serves to increase the production of clinker with little additional cost while decreasing the amount of carbon dioxide, a greenhouse gas, produced per ton of clinker. We originally developed and patented the CemStarSM process. We have sold the U.S. and Canadian patents to a third party, retaining a license to use the process. We have retained our right to license users under other foreign CemStarSM patents.

The primary fuel source for all of our facilities is coal. When our wet kilns at our Midlothian plant are operating, we can displace up to 13% of our coal needs by utilizing alternative fuels such as waste-derived fuels and tires. We currently displace approximately 8% of our coal needs at our Hunter plant by using alternative fuels. Our facilities also consume large amounts of electricity. We believe that adequate supplies of both fuel and electricity are generally available.

We produced approximately 4.0 million tons of finished cement in fiscal year 2009. Total shipments of finished cement were approximately 4.0 million tons in fiscal year 2009, of which 3.3 million tons were shipped to outside trade customers. At May 31, 2009, our backlog was approximately 682,000 tons, approximately 232,000 tons of which we do not expect to fill in fiscal year 2010. At May 31, 2008, our backlog was approximately 778,000 tons.

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

Type of Facility and General Location	Number of Plants	Rated Annual Productive Capacity	Internally Estimated Minimum Reserves—Years
Crushed Limestone:
North Central Texas	1	9.0 million tons	30
Oklahoma	1	6.0 million tons	90
Sand & Gravel:
North Central Texas	4	4.3 million tons	10
Central Texas	4	4.8 million tons	3
Louisiana	4	1.5 million tons	7

Reserves identified with the facilities shown above and additional reserves available to support future plant sites are contained on approximately 30,000 acres of land, of which we own approximately 18,900 acres and lease the remainder. Natural aggregate sales for the year totaled 16.5 million tons, of which approximately 12.5 million tons were shipped to outside trade customers. At May 31, 2009, the backlog was approximately 1,776,000 tons, approximately 750,000 tons of which we do not expect to fill in fiscal year 2010. At May 31, 2008, our backlog was approximately 757,000 tons.

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

Lightweight aggregate sales for the year totaled approximately 1.4 million cubic yards, of which approximately 1.2 million cubic yards were shipped to outside trade customers.

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

Location	Number of Plants	Number of Trucks
Texas	47	374
Louisiana	13	78
Arkansas	1	2

The plants listed above are located on sites we own or lease. We manufacture and supply a substantial amount of the cement and aggregates used by the ready-mix plants. The remainder is purchased from outside suppliers. Ready-mix concrete is sold to various contractors in the construction industry, no one of which would be considered significant to our business. We believe that we are a significant participant in the Texas and Louisiana concrete products markets in which we operate. The principal methods of competition in concrete products markets are quality and service at competitive prices. Because TXI is a producer of cement and aggregates, the primary components of concrete, we believe that our customers view us as a reliable supplier of quality concrete, particularly during times that the supply of raw material is tight.

Other Products.    We manufacture and market packaged concrete mix, mortar, sand and related products from plant or distribution sites we own in the Dallas/Fort Worth, Austin and Houston areas in Texas. We also market our Maximizer packaged concrete mix in southern California. The products are marketed by our sales force in each of these locations, and are delivered primarily by contract haulers direct to retailers. Since the cost of delivery is significant to the overall cost of most of these products, the market area is generally restricted to within approximately 100 miles of the plant locations. These products are sold by the retailers to contractors, distributors and property owners.

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

Ready-mix concrete production requires relatively small amounts of capital to build a concrete batching plant and acquire delivery trucks. As a result, in each local market we face competition from numerous small producers as well as large vertically integrated companies with facilities in many markets. Large competitors in our ready-mix markets include US Concrete, Southern Star, Campbell Ready Mix, and Lattimore Materials.

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

Employees

At May 31, 2009, we had approximately 2,100 employees. Approximately 120 employees at our Oro Grande, California cement plant are covered by a collective bargaining agreement that expires in June 2012. Approximately 16 employees at our Crestmore plant near Riverside, California are covered by a collective bargaining agreement that expires in 2013.

We believe our relationship with our employees is good.

Legal Proceedings

In March 2008, the South Coast Air Quality Management District, or SCAQMD, informed one of our subsidiaries, Riverside Cement Company (Riverside), that it believed that dust blowing from open stockpiles of gray clinker or other operations at our Crestmore cement plant in Riverside, California caused the level of hexavalent chromium, or chrome 6, in the vicinity of the plant to be elevated above ambient air levels. Chrome 6 has been identified by the State of California as a carcinogen. Riverside immediately began taking steps, in addition to its normal dust control procedures, to reduce dust from plant operations and eliminate the use of open clinker stockpiles. In February 2008, the SCAQMD placed an air monitoring station at the downwind property line closest to the open clinker stockpiles. In the SCAQMD’s first public report of the results of its monitoring, over the period of February 12 to April 9, 2008, the average level of chrome 6 was 2.43 nanograms per cubic meter, or ng/m³. Since that time, the average level has decreased. The average levels of chrome 6 reported by the SCAQMD at all of the air monitoring stations in areas around the plant, including the station at the property line, are below 1.0 ng/m³ over the entire period of time it has operated the stations. The SCAQMD compared the level of exposure at the air monitor on our property line with the following employee exposure standards established by regulatory agencies:

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

In late April 2008, a lawsuit was filed in Riverside County Superior Court of the State of California styled Virginia Shellman, et al. v. Riverside Cement Holdings Company, et al . The lawsuit against three of our subsidiaries purports to be a class action complaint for medical monitoring for a putative class defined as individuals who were allegedly exposed to chrome 6 emissions from our Crestmore cement plant. The complaint alleges an increased risk of future illness due to the exposure to chrome 6 and other toxic chemicals. The suit requests, among other things, establishment and funding of a medical testing and monitoring program for the class until their exposure to chrome 6 is no longer a threat to their health, as well as punitive and exemplary damages.

Since the Shellman lawsuit was filed, five additional putative class action lawsuits have been filed in the same court. The putative class in each of these cases is the same as or a subset of the putative class in the Shellman case, and the allegations and requests for relief are similar to those in the Shellman case. As a consequence, the court has stayed four of these lawsuits until the Shellman lawsuit is finally determined.

Since August 2008, 15 additional lawsuits have been filed in the same court against us or one or more of our subsidiaries containing allegations of personal injury and wrongful death by approximately 2,200 individual plaintiffs who were allegedly exposed to chrome 6 and other toxic or harmful substances in the air, water and soil caused by emissions from the Crestmore plant. The plaintiffs allege causes of action that vary somewhat from suit to suit, but typically include, among other things, negligence, intentional and negligent infliction of emotional distress, trespass, public and private nuisance, strict liability, willful misconduct, fraudulent concealment, wrongful death and loss of consortium. The plaintiffs generally request, among other things, general and punitive damages, medical expenses, loss of earnings, property damages and medical monitoring costs. Some of the suits include additional defendants, such as the owner of another cement plant located approximately four miles from the Crestmore plant.

Since January 2009, five lawsuits have been filed against us or one or more of our subsidiaries in the same court involving similar allegations, causes of action and requests for relief, but with respect to our Oro Grande, California cement plant instead of the Crestmore plant. The suits involve approximately 270 individual plaintiffs. Prior to the filing of the lawsuits, the air quality management district in whose jurisdiction the plant lies conducted air sampling from locations around the plant. None of the samples contained chrome 6 levels above 1.0 ng/m³.

We will vigorously defend all of these suits but we cannot predict what liability, if any, could arise from them. We also cannot predict whether any other suits may be filed against us alleging damages due to injuries to persons or property caused by claimed exposure to chrome 6.

On July 3, 2008, the California Attorney General and the Riverside County District Attorney filed a complaint styled The People of the State of California v. TXI Riverside, Inc., TXI California, Inc. and Riverside Cement Holdings Company. The complaint against the two general partners in Riverside Cement Company and a subsidiary of Riverside Cement Company alleges that the defendants failed to warn persons of exposure to chrome 6 under the California’s Safe Drinking Water and Toxic Enforcement Act of 1986, which is known as Proposition 65. It further alleges that defendants have known since at least 2006 that the clinker at the Crestmore plant contains chrome 6, causing exposure to persons present in the surrounding area. The complaint also alleges that this exposure without first giving warning to such persons violates Proposition 65 and constitutes unfair competition within the meaning of the California Business and Professions Code. On June 9, 2009, a settlement agreement with the plaintiffs became effective in which we did not admit the allegations of the complaint, and did not admit any violation of law. However, in order to reduce our litigation costs and put the distractions of this suit behind us, we agreed to continue to give the notices required by Proposition 65 to employees and others entering the plant and, in the future, to give required notices to others if our operations would then require such notices. In addition, we agreed to pay a penalty of $190,000, to reimburse plaintiffs’ expenses of $25,000 and to reimburse the Center for Environmental Health for costs and attorneys’ fees of $6,000.

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

In 2006, California adopted the “California Global Warming Solutions Act of 2006”, which requires the California Air Resources Board (CARB) to achieve a statewide reduction in emissions of greenhouse gases in California to 1990 levels by 2020. A significant portion of our cement production capacity is in California, but CARB has not yet adopted regulations fully defining how the new law may apply to us.

The U.S. Supreme Court decision in Massachusetts v. EPA relating to regulation of carbon dioxide emissions from automobiles has spurred the EPA to issue in April 2009 a proposed finding that greenhouse gases contribute to air pollution that may endanger public health or welfare. It expects to finalize the proposed endangerment finding following a public comment period. The proposed finding does not include any proposed regulations. Before taking any steps to reduce greenhouse gases, the EPA would conduct an appropriate process and consider stakeholder input. Notwithstanding this required regulatory process, both the Obama administration and the Administrator of the EPA have repeatedly indicated their preference for comprehensive legislation to address this issue. However, if Congress fails to enact such legislation, the EPA will most likely propose rules under the Clean Air Act to regulate greenhouse gases emitted by industries such as the cement industry. At this time, however, it is impossible to predict what the cost or effect on our business will be if any such rules are promulgated.

Although no federal laws currently limit greenhouse gas emissions, in June 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act of 2009, a bill introduced by Rep. Henry Waxman and Rep. Edward Markey and popularly known as the Waxman-Markey bill. The bill would regulate greenhouse gas emissions by instituting a cap-and-trade-system, in which an economy-wide cap on U.S. greenhouse gas emissions would be established starting in 2012 with a cap 3% below the baseline 2005 level. The cap would steeply decline over time until in 2050 it reaches 83% below the baseline level. Emissions allowances, which are rights to emit greenhouse gases, would be both allocated for free and auctioned. Trade vulnerable industries would be allocated for free up to 15% of the total allowances in 2014. This percentage would be gradually reduced over time until it is phased out in 2025. We expect that the cement industry would qualify as a trade vulnerable industry under the bill.

Although the Waxman-Markey bill is widely viewed as the most probable climate change bill to be enacted into law, the prospects for passage of a similar bill by the U.S. Senate are uncertain. As a consequence, at this time it is impossible to predict whether any federal climate change legislation will be enacted, and if enacted, what the cost or effect on our business will be.

Various states have banded together in three initiatives to develop regional strategies to address climate change. Seven western states, including California, and four Canadian provinces have formed the Western Climate Initiative, nine Midwestern states and two Canadian provinces have signed to participate in or observe the Midwestern Greenhouse Gas Reduction Accord, and ten northeastern and mid-Atlantic states have joined the Regional Greenhouse Gas Initiative. These initiatives call for establishing goals for reduction of greenhouse gas emissions in the member states and designing market-based mechanisms to help achieve these reduction goals. Other states may join these initiatives.

In April 2009, the EPA issued a proposed rule amendment that would dramatically reduce the permitted levels of emissions of mercury, total hydrocarbons, particulate matter and hydrochloric acid from cement plants. The amendments, if adopted as proposed, would take full effect no earlier than 2013, and would likely be subject to court challenges. Our cement plants do not currently meet all of the proposed standards, and we believe that it is unlikely that any cement plant in the U.S. meets all of these standards. We can not predict whether the amendments will be adopted as proposed. If they are, since it is unknown how effective currently existing control technology will be in meeting the proposed standards, we cannot predict the cost or effect on our business of the proposed amendments.

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

In conjunction with the operation of the wet kilns at our Midlothian, Texas cement plant, we operated a resource recovery facility for recovery of energy from waste derived fuels. Since we have idled the wet kilns indefinitely, this facility is also not currently operating. When operating, the facility reduces our use of nonrenewable fuels such as coal and natural gas and disposes of materials such as gasoline, acids, solvents and chemicals that have been designated or characterized as hazardous waste by the EPA. These materials are transported, stored, and burned in accordance with strict regulatory and permit limitations imposed by the EPA and the state environmental agency. This requires us to familiarize our work force with the more exacting requirements of applicable environmental laws and regulations with respect to human health and the environment related to these activities. The failure to observe these exacting requirements could jeopardize our hazardous waste management permits and, under certain circumstances, expose us to significant liabilities and costs of cleaning up releases of hazardous substances into the environment or claims by employees or others alleging injury from exposure to hazardous substances.

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

Executive Officers

Following is information as of June 30, 2009 about our executive officers:

Mel G. Brekhus, age 60, has been President and Chief Executive Officer since June 1, 2004. From 1998 through May 2004, he was Executive Vice President, Cement, Aggregate and Concrete. He joined us in 1989 as Vice President, Cement Production and within a short period became Vice President, Cement. His career in the cement industry began in 1972 when he joined Lehigh Portland Cement Company (1972-1983). While at Lehigh, he held various positions throughout the United States as Chemist, Production Manager and Plant Manager. He was Technical Manager and Plant Manager for Missouri Portland Cement Company (1984-1989) in their Midwest operations. His professional affiliations include the Portland Cement Association, where he is Past Chairman and presently a Director.

Kenneth R. Allen, age 51, has been Vice President, Finance and Chief Financial Officer since August 1, 2008. Mr. Allen joined us in 1985 and became Treasurer in 1991 and Vice President and Treasurer in 1999. Mr. Allen is a director of The Empire District Electric Company.

Frederick G. Anderson, age 58, has been Vice President, General Counsel and Secretary since November 2004. He has been a practicing attorney for 29 years. From March 2003 until November 2004 he engaged in the private practice of law, including as of counsel to Davis Munck P.C., a Dallas, Texas based law firm. From August 1997 through March 2003, he was Senior Vice President, General Counsel and Secretary of WebLink Wireless, Inc., a wireless telecommunications company. Mr. Anderson maintains membership in the State Bar of Texas and Dallas Bar Association. He is Chairman of the Legal Counsels Committee of the Portland Cement Association.

Barry M. Bone, age 51, has been Vice President-Real Estate since 1995 and President of Brookhollow Corporation, our real estate subsidiary, since 1991. He joined us in 1982 and has served in various real estate positions since then.

J. Lynn Davis, age 60, has been Vice President-Cement since August 2002. From 1996 until August 2002 he was Vice President-Cement Production. He joined us in 1971 and has served in various positions in our cement, aggregates and concrete operations since then.

William J. Durbin, age 64, has been Vice President-Human Resources since March 2000. From 1996 to 2000, he served as Vice President-Human Resources and Administration of USI Bath & Plumbing Products, and Vice President-Human Resources of Zurn Industries. Mr. Durbin is a member of the Executive Committee and past president of the Cement Employers Association.

Stephen D. Mayfield, age 49, has been Vice President-Aggregates since September 2000. He joined us in 1984 and has held various positions in our cement, aggregates and concrete operations since then. He is a director and a member of the executive committee of the National Stone, Sand and Gravel Association and a director of the Texas Aggregate and Concrete Association.

Ronnie Pruitt, age 38, has been Vice President-Cement & Aggregates Marketing and Sales since August 2002. He joined us in 1995 and has held various positions in our cement, aggregates and concrete operations since then.

James B. Rogers, age 42, has been Vice President-Consumer Products since August 2002. He joined us in 1996 and has held various positions in our cement, aggregates and concrete operations since then. He is a former director of the National Ready-Mix Concrete Association and the Texas Aggregates and Concrete Association. Mr. Rogers is the son of Robert D. Rogers, our Chairman of the Board.

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

Our construction project to expand our Hunter, Texas cement plant has been delayed, and we do not know when construction may resume. The capital expenditures that we have already incurred for construction of the Hunter plant, and future capital expenditures for expansion of our business may not strengthen our competitive position.

In order to strengthen our competitive position, in recent years we have made significant capital expenditures to expand our facilities. In October 2007 we commenced a project to expand our cement plant in Hunter, Texas. We are constructing approximately 1.4 million tons of advanced dry process annual cement production capacity. The 900,000 tons of existing production will remain in operation. In light of current economic and market conditions, we believe it is unlikely that current cement demand levels in Texas would permit the new kiln to operate profitably if the project is completed as originally scheduled. As a result, we have delayed completion of the project. We expect cement demand to rebound in the future and we will resume construction when future economic and market conditions indicate it is appropriate. We anticipate beginning the commissioning of the project within 12 months after resuming construction. As of May 31, 2009, we had incurred $294 million, excluding capitalized interest of $16.3 million related to the project, of which $284.1 million had been expended.

Our Hunter plant expansion, when construction resumes, and future expansion projects could experience construction delays or cost overruns for many reasons, including inclement weather, unavailability of materials or equipment, unanticipated site conditions and unanticipated problems in obtaining required permits or during construction, startup and commissioning. We do, however, have all material environmental authorizations necessary for the Hunter plant expansion. We cannot assure you that market conditions will be favorable, that the actual cost of the plant expansion will not exceed our cost projections or that additional financing, if required, will be available on acceptable terms. We cannot assure you that any new plant, when completed, will operate in accordance with its design specifications. If it does not, we could incur additional costs or production delays while problems are corrected. As we do not have control over the cost or the outcome of these factors, we cannot assure you that any planned expansion will occur on schedule or within budget.

As a result of these or other unanticipated factors, the Hunter project or any other future expansionary capital expenditures may not improve our competitive position and business prospects as anticipated. If certain of the events described above occur, it could materially and adversely affect our results of operations.

Our business is sensitive to economic cycles within the public, residential and non-residential construction segments as well as seasonality and inclement weather conditions. Some of our competitors may cope better than we can with adverse economic and market conditions.

The cement, aggregate and concrete markets are generally regional because transportation costs are high relative to the value of the product. Demand for our products is derived primarily from public (infrastructure), residential and non-residential construction activity in our specific regional markets. Construction activity in each of these markets is cyclical and is influenced by prevailing economic conditions in these markets. During the last year, the economy in all of our operating regions has been in recession. Declining home values, investor losses on mortgage related securities, tight credit conditions, state budget shortfalls and rising unemployment have led to declines in all segments of construction activity in our markets. Demand for our products has fallen, and our results of operations have been negatively impacted. If these conditions continue or worsen, we could incur significant losses, which could materially and adversely affect our business and financial condition.

Economic factors may fluctuate more widely in regional markets than in the United States as a whole. As a result, even though we sell in more than one region, our operating results are subject to significant fluctuation from region to region. Because we sell most of our cement in Texas and southern California, and because cement sales have historically contributed more to our profitability than any other product line, a significant further decline in cement demand or prices in Texas or southern California could materially and negatively impact our profitability.

Our product prices are subject to material changes in response to relatively minor fluctuations in supply and demand, which can be affected by economic and other market conditions beyond our control. In the last year we have experienced both volume and price declines in the California cement market and volume declines in our other markets, and we may face more price or volume declines in the future. Due to the high fixed cost nature of our business, our operating results may be significantly affected by relatively small changes in production volumes. Moreover, our industry is characterized by low backlogs, which means that our results of operations may be promptly affected by short-term economic fluctuations.

Our customers are engaged in a substantial amount of construction in which government funding is a component and, as a result, can be subject to government budget constraints and political shifts resulting in funding reallocation. In February 2009, President Obama signed into law an economic stimulus plan, which will provide billions of dollars in new funding for infrastructure construction projects. We expect these funds will have a positive impact on demand for our products for a period of time, but the length and depth of that demand cannot be predicted. The current multi-year federal highway funding legislation expires on September 30, 2009. Funding provided by this legislation has historically comprised a majority of California and Texas’ public works spending. Failure to pass new federal highway funding legislation or a significant decrease in public works spending in either state for any reason could have a material and adverse effect on our operating results.

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

Some of our competitors are larger and have greater financial resources or less financial leverage than we do. As a result, these competitors may cope better than we can with adverse economic or market conditions and any downward pressure on prices or volumes.

The availability and pricing of energy could materially and adversely affect our results of operations.

We are dependent upon energy sources, including electricity and fossil fuels. Prices for energy are subject to market forces largely beyond our control. We have generally not entered into any long-term contracts to satisfy our fuel and electricity needs, with the exception of coal which we purchase from specific mines pursuant to contracts that expire on December 31, 2011 and May 31, 2014. Despite our long-term coal contracts, we expect our coal supplies could be interrupted in the event of rail service disruptions or mine failures. If we are unable to meet our requirements for fuel and electricity, we may experience interruptions in our production.

In the last year we have experienced significant volatility in our energy costs. Price increases that we are unable to pass through in the form of price increases for our products, or disruption of the uninterrupted supply of fuel and electricity, could adversely affect our results of operations.

The enforcement of environmental, health and safety laws and regulations may result in liability for civil or criminal fines or penalties or curtailment or suspension of our operations. We may become liable for environmental injury to persons or property. We may incur substantial expenditures to comply with changes in such laws and regulations.

We are subject to various federal, state and local environmental, health and safety laws, regulations and permits as described more fully under the caption “Environmental Matters” in Item 1, Business. The U.S. Environmental Protection Agency, the Occupational Safety and Health Administration, the Mining Safety and Health Administration and various state agencies are charged with enforcing these laws, regulations and permits. These agencies can impose substantial civil and criminal fines and penalties, as well as curtail or suspend our operations, for violations and non-compliance. Moreover, private parties may bring civil actions against us for injuries to persons and damages to property allegedly caused by our operations. We intend to comply with these laws, regulations and permits. However, from time to time we receive claims from federal and state regulatory agencies asserting that we are or may be in violation of certain of these laws, regulations and permits, or from private parties alleging that our operations have injured them or their property. See “Legal Proceedings” in Item 1, Business, for a description of certain claims. If violations of law, injury to persons, damage to property or contamination of the environment has been or is caused by the conduct of our business or hazardous substances or wastes used, generated or disposed of by us, we may be liable for such violations, injuries and damages and be required to pay the cost of investigation and remediation of such contamination. The amount of such liability could materially and adversely affect our results of operations.

Changes in federal or state laws, regulations or permits or discovery of currently unknown conditions could increase our cost of compliance, require additional capital expenditures, reduce or shut down production or hinder our ability to expand or build new production facilities. See “Environmental” in Item 1, Business, for a description of certain existing or proposed laws and regulations affecting our industry. Although we cannot yet predict the final nature of these laws and regulations, each one could have a significant impact on the cement manufacturing industry and a material adverse effect on our results of operations.

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

Our business could suffer if cement imports from other countries significantly increase or are sold in the U.S. in violation of U.S. fair trade laws.

The cement industry has in the past obtained antidumping orders imposing duties on imports of cement and clinker from other countries that violated U.S. fair trade laws. Currently, an antidumping order against cement and clinker from Japan is expected to remain in effect until at least 2011. However, an agreement between the governments of the U.S. and Mexico settling an antidumping order against cement imported from Mexico recently expired, so there are now no restrictions on importing cement from Mexico. As has always been the case, cement operators with import facilities can purchase cement from other countries, such as those in Latin America and Asia, which could compete with domestic producers. In addition, if currently proposed environmental regulations increase the costs of domestic producers compared to foreign producers that are not subject to similar regulations, imported cement could achieve a significant cost advantage over domestically produced cement. An influx of cement or clinker products from countries not subject to antidumping orders, or sales of imported cement or clinker in violation of U.S. fair trade laws, could materially and adversely affect our results of operations.

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

The financing agreements governing our debt contain various covenants that limit our discretion in the operation of our business and could lead to acceleration of debt and foreclosure on collateral.

Our financing agreements impose operating and financial restrictions on our activities. Restrictions contained in these financing agreements also limit or prohibit our ability and certain of our subsidiaries ability to, among other things:

•	pay dividends to our stockholders;

•	make certain investments and capital expenditures;

•	incur additional debt or sell preferred stock;

•	create liens;

•	restrict dividend payments or other payments from subsidiaries to us;

•	engage in consolidations and mergers or sell or transfer assets;

•	engage in transactions with our affiliates; and

•	sell stock in our subsidiaries.

We are not required to maintain any financial ratios or covenants unless an event of default occurs or borrowing availability under our senior credit facility is less than $40 million, in which case we must comply with a fixed charge coverage ratio.

Various risks and events beyond our control could affect our ability to comply with these covenants and maintain financial ratios. If we cannot comply with the covenants and any applicable financial ratio in our senior credit facilities, we may not be able to borrow under our revolving credit facility. In addition, failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements, terminate any commitments they made to supply us with further funds and foreclose on collateral. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by our financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. We cannot assure you that we will be able to obtain waivers or amendments of our financing agreements, if necessary, on acceptable terms or at all.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The information required by this item is included in Item 1 of this Report.

ITEM 3.	LEGAL PROCEEDINGS

The information required by this item is included in “Legal Proceedings” in Item 1 of this Report and in Note 9 to Consolidated Financial Statements in Item 8 of this Report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Shareholder Information

Shares of our common stock, $1 par value, are traded on the New York Stock Exchange (ticker symbol TXI). There were 1,764 shareholder accounts of record as of June 30, 2009. Restrictions on the payment of dividends are described in Note 3 of Notes to Consolidated Financial Statements in Item 8 of this Report. The following table sets forth for each of the fiscal quarterly periods indicated the high and low prices per share for our common stock as reported on the New York Stock Exchange and dividends paid per share.

Per share	Aug.	Nov.	Feb.	May
2009
Stock prices: High	$74.75	$55.57	$37.82	$37.95
Low	44.22	19.33	15.74	12.58
Dividends paid	.075	.075	.075	.075
2008
Stock prices: High	$93.80	$81.88	$76.62	$80.35
Low	67.11	64.38	45.38	49.01
Dividends paid	.075	.075	.075	.075

Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of May 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)(2)	1,600,402	$37.90	1,240,584
Equity compensation plans not approved by security holders(3)	9,326	—	—

Total	1,609,728	$37.68	1,240,584

(1)	Our equity compensation plans are described in Note 6 of Notes to Consolidated Financial Statements in Item 8 of this Report.

(2)	Includes 5,645 shares of Common Stock issuable under stock awards assumed under our 2004 Omnibus Equity Compensation Plan in which certain employees were granted stock awards at no cost. Subject to continued employment, the 9 remaining participants are to be issued shares in five-year installments until age 60. The original program was discontinued in 1990.

(3)	Represents common stock issuable under deferred compensation agreements in which directors elected to defer annual and meeting fees. Compensation so deferred is denominated in shares of our common stock determined by reference to the average market price as specified by the terms of the individual agreement. Dividends are credited to the account denominated in shares of our common stock at a value equal to the fair market value of the stock on the date of payment of such dividend.

All shares of common stock issuable under our compensation plans are subject to adjustment to reflect any increase or decrease in the number of shares outstanding as a result of stock splits, combination of shares, recapitalizations, mergers or consolidations.

Recent Sales of Unregistered Securities

We did not sell unregistered equity securities during fiscal year 2009 that were not reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not purchase any of our Common Stock during the three-month period ended May 31, 2009.

ITEM 6.	SELECTED FINANCIAL DATA

It has been our past practice not to value our natural aggregate inventories for a number of reasons, including the fact that they were immaterial to our financial position and results of operations. A current assessment of this accounting method identified that our inventory levels have increased and their value has become significant in relation to the overall inventory amounts presented on our balance sheets in light of current economic conditions and the spin-off of Chaparral Steel Company in 2006. We have adopted the average cost method of valuing our natural aggregate inventories. Under the guidance of Staff Accounting Bulletin No. 99, “Materiality” and Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” we have determined that the adjustments are immaterial to our consolidated financial statements for 2007 and 2008. However, because the cumulative effect would have been material to our 2009 consolidated financial statements we have adjusted 2007 and 2008 selected financial data and 2006 year end position selected financial data to reflect this change. In addition, prior period information has been reclassified to conform to the current period presentation. See Note 1 of Notes to Consolidated Financial Statements in Item 8 of this Report.

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

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	2009	2008	2007	2006	2005
	$ In thousands except per share
FOR THE YEAR
Net sales	$839,202	$1,028,854	$996,250	$943,922	$834,803
Earnings
Income (loss) from continuing operations	(17,647)	87,631	104,711	(589)	45,444
Income (loss) from discontinued operations	—	—	—	8,691	79,079
Net income (loss)	(17,647)	87,631	104,711	8,102	124,523
Capital expenditures	288,544	312,525	317,658	110,245	46,178
PER SHARE INFORMATION
Earnings per share (diluted)
Income (loss) from continuing operations	$(.64)	$3.14	$3.94	$(.03)	$1.99
Income (loss) from discontinued operations	—	—	—	.38	3.46
Net income (loss)	(.64)	3.14	3.94	.35	5.45
Cash dividends	.30	.30	.30	.30	.30
Book value	28.98	30.02	26.98	19.96	40.81
YEAR END POSITION
Total assets	$1,572,544	$1,531,534	$1,275,370	$1,087,531	$2,193,745
Net working capital	219,143	186,897	142,296	292,393	373,558
Long-term debt	541,540	401,880	274,416	251,505	603,126
Convertible subordinated debentures	—	—	—	159,725	199,937
Shareholders’ equity	803,145	825,367	737,119	477,897	927,567
Return on average common equity	(2.1)%	11.2%	18.5%	1.8%	14.7%
OTHER INFORMATION
Diluted average common shares outstanding (in 000’s)	27,614	27,860	27,684	23,071	22,835
Common stock prices
High	$74.75	$93.80	$88.22	$74.75	$69.01
Low	12.58	45.38	43.39	45.62	36.24

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In October 2007, we commenced construction on a project to expand our Hunter, Texas cement plant. We are expanding the Hunter plant by approximately 1.4 million tons of advanced dry process annual cement production capacity. The 900,000 tons of existing production will remain in operation. In light of current economic and market conditions, we believe it is likely that current cement demand levels in Texas will not permit the new kiln to operate profitably if the project is completed as originally scheduled. As a result, we have delayed completion of the project. We expect cement demand to rebound in the future and we will resume construction when future economic and market conditions indicate it is appropriate. We anticipate beginning the commissioning of the project within 12 months of resuming construction. The pause in construction began in May 2009, at which time we had incurred approximately $294 million, excluding capitalized interest of approximately $16.3 million related to the project, of which $284.1 million had been expended. We believe the delay conserved $40 million to $60 million of cash expenditures in fiscal years 2009 and 2010. Until we determine the date that we will resume construction, we cannot accurately estimate the cost of completing the project.

We own long-term reserves of the primary raw materials for the production of cement and aggregates. Our business requires large amounts of capital investment, energy, labor and maintenance.

During the last year, the economy in all of our operating regions has been in recession. Declining home values, investor losses on mortgage related securities, tight credit conditions, state budget shortfalls and rising unemployment have led to declines in all segments of construction activity in our markets. These conditions have impacted all segments of our business. In response, we have taken numerous steps to manage our production to more closely match market demand, reduce costs and manage our cash position. In addition to the delay in construction of the expansion of our Hunter plant discussed above, we have significantly reduced spending. We have idled plants where necessary and reduced our employee force accordingly. Since the beginning of the recession in December 2007, we have reduced our employee and contract labor force by approximately 25%. We have also significantly reduced overtime pay, implemented a salary freeze for non-union employees and renegotiated a number of supply and service agreements. Our president and chief executive officer voluntarily reduced his salary by 10% and other executive officers similarly reduced their salaries by 5%. We have negotiated amendments to our senior revolving credit facility to reduce the risk that the market decline would cause our operating results to fall below levels required by financial covenants. These steps and others are indicative of our intense focus on cost reduction, management of our cash position and management of production levels, which we believe had a significant positive impact on our operating results in fiscal year 2009.

RESULTS OF OPERATIONS

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

It has been our past practice not to value our natural aggregate inventories for a number of reasons, including the fact that they were immaterial to our financial position and results of operations. A current assessment of this accounting method identified that our inventory levels have increased and their value has become significant in relation to the overall inventory amounts presented on our balance sheets in light of current economic conditions and the spin-off of Chaparral Steel Company in 2006. We have adopted the average cost method of valuing our natural aggregate inventories. Under the guidance of Staff Accounting Bulletin No. 99, “Materiality” and Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” we have determined that the adjustments are immaterial to our consolidated financial statements for 2007 and 2008. However, because the cumulative effect would have been material to our 2009 consolidated financial statements we have adjusted all prior period financial information to reflect this change. See Note 1 of Notes to Consolidated Financial Statements in Item 8 of this Report.

The following is a summary of operating results for our business segments and certain other operating information related to our principal products.

Cement Operations

	Year ended May 31,
	2009	2008	2007
	In thousands except per unit
Operating Results
Total cement sales	$364,386	$468,673	$482,379
Total other sales and delivery fees	30,934	36,079	27,648

Total segment sales	395,320	504,752	510,027
Cost of products sold	342,824	391,687	343,145

Gross profit	52,496	113,065	166,882
Goodwill impairment	(58,395)	—	—
Selling, general and administrative	(16,520)	(16,224)	(17,582)
Other income	9,156	6,910	23,904

Operating Profit (Loss)	$(13,263)	$103,751	$173,204

Cement
Shipments (tons)	4,035	5,035	5,074
Prices ($/ton)	$90.31	$93.07	$95.06
Cost of sales ($/ton)	$78.02	$70.85	$63.08

Fiscal Year 2009 Compared to Fiscal Year 2008

Cement operating loss of $13.3 million for fiscal year 2009 includes a goodwill impairment charge of $58.4 million associated with our California cement operation. Cement operating profit for fiscal year 2009, excluding the impairment charge, decreased $58.6 million from the prior fiscal year.

Total segment sales for fiscal year 2009 were $395.3 million compared to $504.8 for the prior fiscal year. Cement sales decreased $104.3 million as construction activity declined in both our Texas and California market areas. Our Texas market area accounted for approximately 70% of cement sales in the current fiscal year compared to 67% of cement sales in the prior fiscal year. Cement shipments in both our market areas decreased 20% from the prior fiscal year. Average prices increased 2% in our Texas market area and decreased 14% in our California market area.

Cost of products sold for fiscal year 2009 decreased $48.9 million from the prior fiscal year. The effects of lower shipments and lower variable costs including labor, energy, supply and maintenance costs were offset in part by higher fixed costs, primarily $12 million of depreciation at our Oro Grande, California cement plant. Cement unit costs increased 10% primarily as a result of lower production levels.

Goodwill resulting from the acquisition of Riverside Cement Company and identified with our California cement operations had a carrying value of $58.4 million at May 31, 2008. Based on an impairment test performed as of May 31, 2009 there was no implied fair value of the reporting unit goodwill, and therefore, an impairment charge of $58.4 million was recognized.

Selling, general and administrative expense for fiscal year 2009 increased $0.3 million from the prior fiscal year. The increase was primarily the result of $2.5 million higher legal and other professional expenses offset in part by $1.7 million lower incentive compensation expense and $0.5 million lower insurance expense.

Other income for fiscal year 2009 increased $2.2 million from the prior fiscal year. Other income in fiscal year 2009 includes $2.8 million in lease bonus payments received upon the execution of oil and gas lease agreements on property associated with our north Texas cement operations. In addition, other income includes gains of $1.7 million in fiscal year 2009 and $3.9 million in fiscal year 2008 from sales of emissions credits associated with our California cement operations.

Fiscal Year 2008 Compared to Fiscal Year 2007

Cement operating profit for fiscal year 2008 was $103.8 million, a decrease of $69.5 million from the prior fiscal year. The decrease was primarily the result of production inefficiencies at our old Oro Grande California cement plant and higher maintenance, fuel and transportation costs.

Total segment sales for fiscal year 2008 were $504.8 million compared to $510.0 million for the prior fiscal year. Cement sales decreased $13.7 million on 2% lower average prices and 1% lower shipments. Our Texas market area accounted for approximately 67% of cement sales in the current fiscal year compared to 62% of cement sales in the prior fiscal year. Average prices and shipments in our Texas market area improved from the prior fiscal year. The decline in overall average prices for cement from the prior fiscal year was due primarily to a shift in the mix of cement products and markets.

Cost of products sold for fiscal year 2008 increased $48.5 million from the prior fiscal year. Cement unit costs increased 12% primarily as a result of the production inefficiencies at our old Oro Grande, California cement plant and higher maintenance, fuel and transportation costs. Energy costs representing 34% of total cement unit costs and maintenance representing 25% of total cement unit costs increased 8% and 27%, respectively.

Selling, general and administrative expense for fiscal year 2008 decreased $1.4 million from the prior fiscal year. The decrease was primarily the result of $3.9 million lower incentive compensation expense offset in part by $0.6 million higher wages and benefits, $0.3 million higher insurance expense, $0.8 million higher provisions for bad debts and $0.9 million higher general expenses.

Cement other income for fiscal year 2008 decreased $17.0 million from the prior fiscal year. Other income in fiscal year 2008 includes a gain of $3.9 million from the sale of emissions credits associated with our California cement operations. Other income in fiscal year 2007 includes $19.8 million representing distributions which we received pursuant to agreements that settled a 16-year dispute over the U.S. antidumping duty order on cement imports from Mexico.

Aggregate Operations

	Year ended May 31,
	2009	2008	2007
	In thousands except per unit
Operating Results
Total stone, sand and gravel sales	$131,197	$162,582	$155,562
Total other sales and delivery fees	106,294	122,748	113,292

Total segment sales	237,491	285,330	268,854
Cost of products sold	197,583	231,503	218,394

Gross profit	39,908	53,827	50,460
Selling, general and administrative	(12,633)	(15,178)	(16,212)
Other income	6,954	16,974	2,638

Operating Profit	$34,229	$55,623	$36,886

Stone, sand and gravel
Shipments (tons)	16,470	21,851	22,114
Prices ($/ton)	$7.97	$7.44	$7.03
Cost of sales ($/ton)	$6.68	$6.13	$5.40

Fiscal Year 2009 Compared to Fiscal Year 2008

Aggregate operating profit for fiscal year 2009 was $34.2 million, a decrease of $21.4 million from the prior fiscal year. Improvements in average prices for our stone, sand and gravel were offset by lower shipments and other income.

Total segment sales for fiscal year 2009 were $237.5 million compared to $285.3 million for the prior fiscal year. Stone, sand and gravel sales decreased $31.4 million on 7% higher average prices and 25% lower shipments.

Cost of products sold for fiscal year 2009 decreased $33.9 million from the prior fiscal year as labor hours were reduced in response to lower shipments and supplies and maintenance costs declined. Stone, sand and gravel unit costs increased 9% primarily as a result of higher material costs and lower production levels.

Selling, general and administrative expense for fiscal year 2009 decreased $2.5 million from the prior fiscal year. The decrease was primarily the result of $1.9 million lower incentive compensation expense.

Other income for fiscal year 2009 decreased $10.0 million. Other income includes gains of $5.0 million in fiscal year 2009 and $15.2 million in fiscal year 2008 from sales of property associated with our aggregate operations in north Texas and south Louisiana.

Fiscal Year 2008 Compared to Fiscal Year 2007

Aggregate operating profit for fiscal year 2008 was $55.6 million, an increase of $18.7 million from the prior fiscal year. Improvements in average prices for our stone, sand and gravel and higher other income were offset in part by higher fuel and transportation costs.

Total segment sales for fiscal year 2008 were $285.3 million compared to $268.9 million for the prior fiscal year. Stone, sand and gravel sales increased $7.0 million on 6% higher average prices and 1% lower shipments.

Cost of products sold for fiscal year 2008 increased $13.1 million from the prior fiscal year. Stone, sand and gravel unit costs increased 14% primarily as a result of higher fuel and transportation costs.

Selling, general and administrative expense for fiscal year 2008 decreased $1.0 million from the prior fiscal year. The decrease was primarily the result of $1.6 million lower incentive compensation expense, $0.2 million lower insurance expense and $0.1 million lower provisions for bad debts offset in part by $0.3 million higher wages and benefits and $.5 million higher general expenses.

Other income for fiscal year 2008 increased $14.3 million. Other income in fiscal year 2008 includes gains of $15.2 million from sales of property associated with our aggregate operations in north Texas and south Louisiana.

Consumer Products Operations

	Year ended May 31,
	2009	2008	2007
	In thousands except per unit
Operating Results
Total ready-mix concrete sales	$247,931	$310,652	$278,067
Total other sales and delivery fees	61,490	58,581	57,708

Total segment sales	309,421	369,233	335,775
Cost of products sold	288,756	341,604	310,955

Gross profit	20,665	27,629	24,820
Selling, general and administrative	(13,116)	(19,314)	(16,284)
Other income	1,314	3,268	1,310

Operating Profit (Loss)	$8,863	$11,583	$9,846

Ready-mix concrete
Shipments (cubic yards)	2,902	3,844	3,665
Prices ($/cubic yard)	$85.46	$80.83	$75.87
Cost of sales ($/cubic yard)	$81.41	$76.36	$71.92

Fiscal Year 2009 Compared to Fiscal Year 2008

Consumer products operating profit for fiscal year 2009 was $8.9 million, a decrease of $2.7 million from the prior fiscal year. Improvements in ready-mix concrete average prices were offset by lower volumes and higher raw material costs.

Total segment sales for fiscal year 2009 were $309.4 million compared to $369.2 million for the prior fiscal year. Ready-mix concrete sales decreased $62.7 million on 6% higher average prices and 25% lower shipments.

Cost of products sold for fiscal year 2009 decreased $52.8 million from the prior fiscal year as labor hours were reduced in response to lower shipments and supplies and maintenance costs declined. Ready-mix concrete unit costs increased 7% primarily as a result of higher raw material costs, as well as higher distribution and transportation costs due to lower shipments. Our raw material costs increased approximately 4% from the prior fiscal year.

Selling, general and administrative expense for fiscal year 2009 decreased $6.2 million from the prior fiscal year. The decrease was primarily the result of $4.8 million lower incentive compensation expense and $1.6 million lower insurance expense.

Other income for fiscal year 2009 decreased $2.0 million from the prior fiscal year. Other income in fiscal year 2008 included a gain of $1.4 million from the sale of our license to produce and sell Sakrete branded products outside of the state of Texas.

Fiscal Year 2008 Compared to Fiscal Year 2007

Consumer products operating profit for fiscal year 2008 was $11.6 million, an increase of $1.7 million from the prior fiscal year. Improvements in ready-mix concrete average prices and volumes were offset in part by higher raw material costs.

Total segment sales for fiscal year 2008 were $369.2 million compared to $335.8 million for the prior fiscal year. Ready-mix concrete sales increased $32.6 million on 7% higher average prices and 5% higher shipments.

Cost of products sold for fiscal year 2008 increased $30.6 million from the prior fiscal year. Ready-mix concrete unit costs increased 6% primarily as a result of higher raw material costs, as well as higher distribution and transportation costs.

Selling, general and administrative expense for fiscal year 2008 increased $3.0 million from the prior fiscal year. The increase was primarily the result of $1.2 million higher incentive compensation expense, $0.3 million higher wages and benefits, $0.7 million higher insurance expense, $0.2 million higher provisions for bad debts and $0.2 million higher general expenses.

Other income for fiscal year 2008 increased $2.0 million from the prior fiscal year. Other income in fiscal year 2008 includes a gain of $1.4 million from the sale of our license to produce and sell certain Sakrete branded products outside of the state of Texas.

Unallocated Overhead and Other Income

	Year ended May 31,
	2009	2008	2007
	In thousands
Other income	$145	$547	$670
Selling, general and administrative	(11,865)	(11,612)	(12,834)

	$(11,720)	$(11,065)	$(12,164)

Unallocated overhead and other income relate primarily to certain environmental, engineering and other administrative operating activities not attributable to a specific segment.

Unallocated selling, general and administrative expense for fiscal year 2009 increased $0.3 million from the prior fiscal year. The increase was primarily the result of $1.2 million higher insurance expense offset in part by $0.7 million lower incentive compensation expense and $0.3 million lower general expenses.

Unallocated selling, general and administrative expense for fiscal year 2008 decreased $1.2 million from the prior fiscal year. The decrease was primarily the result of $1.6 million lower incentive compensation expense offset in part by $0.7 million higher insurance expense.

Corporate

	Year ended May 31,
	2009	2008	2007
	In thousands
Other income	$3,622	$3,864	$8,107
Selling, general and administrative	(17,959)	(33,892)	(45,194)

	$(14,337)	$(30,028)	$(37,087)

Fiscal Year 2009 Compared to Fiscal Year 2008

Corporate other income for fiscal year 2009 decreased $0.2 million from the prior fiscal year. The decrease was primarily the result of $1.1 million lower real estate income offset in part by $1.0 million higher lease bonus payments received upon the execution of oil and gas lease agreements on property we own in north Texas that is not associated with our operations.

Corporate selling, general and administrative expense for fiscal year 2009 decreased $15.9 million from the prior fiscal year. The decrease was primarily the result of $8.5 million lower incentive compensation expense, $6.7 million lower stock-based compensation and $1.8 million lower retirement expense. Our incentive plans are based on financial performance. Our stock-based compensation includes awards expected to be settled in cash the expense for which is based on the average stock price at the end of each period until the awards are paid. The impact of changes in our stock price during 2009 reduced stock-based compensation $5.8 million from the prior fiscal year. The decrease in retirement expense in 2009 was primarily the result of actuarial losses related to our defined benefit plans recognized in the prior fiscal year.

Fiscal Year 2008 Compared to Fiscal Year 2007

Corporate other income for fiscal year 2008 decreased $4.2 million from the prior fiscal year. The decrease was primarily the result of $3.7 million lower interest income and $0.6 million lower real estate income.

Corporate selling, general and administrative expense for fiscal year 2008 decreased $11.3 million from the prior fiscal year. The decrease was primarily the result of $2.9 million lower incentive compensation expense and $11.8 million lower stock-based compensation, offset in part by $3.5 million higher retirement expense. Our incentive plans are based on financial performance. Our stock-based compensation includes awards expected to be settled in cash the expense for which is based on the average stock price at the end of each period until the awards are paid. The impact of changes in our stock price during 2008 reduced stock-based compensation $12.5 million from the prior fiscal year. The increase in retirement expense in 2008 was primarily the result of recognized actuarial losses related to our defined benefit plans and increased contributions to our defined contribution plans.

Interest

Interest expense incurred for fiscal year 2009 was $47.7 million, of which $14.4 was capitalized in connection with our Hunter, Texas cement plant expansion project and $33.3 million was expensed. Interest expense incurred for fiscal year 2008 was $29.0 million, of which $26.5 million was capitalized in connection with our Hunter, Texas and Oro Grande, California cement plant expansion projects and $2.5 million was expensed.

Interest expense incurred for fiscal year 2009 increased $18.7 million from the prior fiscal year primarily as a result of higher average outstanding debt and borrowings on life insurance contracts. We have delayed completion of the Hunter, Texas cement plant expansion and do not expect to capitalize any interest in connection with the project during our fiscal year 2010.

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

Income Taxes

Our effective tax rate was 42.0% in 2009, 31.2% in 2008 and 33.1% in 2007. The primary reason that the effective tax rate differed from the 35% statutory corporate rate was due to additional percentage depletion that is tax deductible, the deduction for qualified domestic production activities in 2008 and 2007, offset in part by state income taxes and nondeductible stock compensation.

The American Jobs Creation Act of 2004, among other things, allows a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. We realized a benefit of $1.2 million in 2008 and $1.1 million in 2007, but did not realize a benefit in 2009 because of a taxable loss for the year.

In addition to our federal income tax return, we file income tax returns in various state jurisdictions. We are no longer subject to income tax examinations by federal tax authorities for years prior to 2007 and state tax authorities for years prior to 2006. The examination of our federal income tax returns for 2004 through 2006 was completed in February 2009. The results of this audit did not have a material effect on our financial position or results of operations.

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

Inventories.    Inventories are stated at the lower of cost or market. We used the last-in, first out (“LIFO”) method to value finished products, work in process and raw material inventories excluding natural aggregate inventories. Natural aggregate inventories and parts and supplies inventories are valued using the average cost method. Our natural aggregate inventory excludes volumes in excess of an average twelve-month period of actual sales.

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

Goodwill.    Management tests goodwill for impairment annually by reporting unit in the fourth quarter of our fiscal year using a two-step process. The first step of the impairment test identifies potential impairment by comparing the face value of a reporting unit to its carrying value including goodwill. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future prices for our products, capital needs, economic trends and other factors. If the carrying value of the reporting unit exceeds its fair value the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying value of the reporting unit goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

RECENT ACCOUNTING DEVELOPMENTS

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. This standard was effective for our Company on June 1, 2008. However, in February 2008, the FASB released FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 will become effective for all nonfinancial assets and nonfinancial liabilities on June 1, 2009. The adoption of SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities is not expected to have a current material impact on our consolidated financial statements.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. We adopted SFAS No. 159 effective June 1, 2008. At this time, we have not elected to use the fair value measures permitted by this standard.

LIQUIDITY AND CAPITAL RESOURCES

In addition to cash and cash equivalents of $19.8 million at May 31, 2009, our sources of liquidity include cash from operations and borrowings available under our senior secured revolving credit facility.

Senior Secured Revolving Credit Facility.    On June 19, 2009, we amended and restated our credit agreement and the associated security agreement. The credit agreement continues to provide for a $200 million senior secured revolving credit facility with a $50 million sub-limit for letters of credit. The credit facility matures on August 15, 2012. Amounts drawn under the credit facility bear annual interest either at the LIBOR rate plus a margin of 3.5% to 4.0% or at a base rate plus a margin of 2.5% to 3.0%. The base rate is the higher of the federal funds rate plus 0.5%, the prime rate established by Bank of America, N.A. or the one-month LIBOR rate plus 1.0%. The interest rate margins are determined based on our leverage ratio. The commitment fee calculated on the unused portion of the credit facility range from 0.50% to 0.75% per year based on our leverage ratio. We may terminate the credit facility at any time.

The amount that can be borrowed under the credit facility is limited to an amount based on the value of our consolidated accounts receivable, inventory and mobile equipment. This amount, called the borrowing base, may be less than the $200 million stated principal amount of the credit facility. The initial borrowing base under our amended agreement is $141.7 million. No borrowings were outstanding at May 31, 2009; however, $28.4 million of the borrowing base was utilized to support letters of credit.

All of our consolidated subsidiaries have guaranteed our obligations under the credit facility. The credit facility is secured by first priority security interests in all or most of our existing and future consolidated accounts, inventory, equipment, intellectual property and other personal property, and in all of our equity interests in present and future domestic subsidiaries and 66% of the equity interest in any future foreign subsidiaries, if any.

The credit agreement contains a number of covenants restricting, among other things, prepayment or redemption of our senior notes, distributions and dividends on and repurchases of our capital stock, acquisitions and investments, indebtedness, liens and affiliate transactions. We are not required to maintain any financial ratios or covenants unless an event of default occurs or borrowing availability under the borrowing base is less than $40 million, in which case we must comply with a fixed charge coverage ratio. We are permitted to pay cash dividends on our common stock as long as the credit facility is not in default, the fixed charge coverage ratio is greater than 1.1 to 1.0 and borrowing availability under the borrowing base is more than $50 million. We were in compliance with all of these loan covenants as of May 31, 2009.

Contractual Obligations.    The following is a summary of our estimated future payments under our material contractual obligations as of May 31, 2009.

	Future Payments by Period
	Total	2010	2011	2012	2013-2014	After 2014
	In thousands
Borrowings
Long-term debt excluding capital leases(1)	$550,277	$—	$—	$—	$550,000	$277
Interest	179,438	39,875	39,875	39,875	59,813	—
Operating leases(2)	71,665	17,873	13,486	8,813	17,704	13,789
Supply and service contracts(3)	328,856	103,881	105,843	74,566	44,566	—
Capital expenditures Construction and equipment purchase obligations(4)	9,870	9,870	—	—	—	—
Capital lease(5)	28,053	1,558	1,559	1,559	3,117	20,260
Asset retirement obligations(6)	18,614	1,649	244	226	280	16,215
Defined benefit plans(7)(8)	117,403	3,741	3,517	3,322	7,915	98,908

	$1,304,176	$178,447	$164,524	$128,361	$683,395	$149,449

(1)	See Note 3 of Notes to Consolidated Financial Statements in Item 8 of this Report for information regarding our long-term debt. Our outstanding letters of credit issued under the senior secured revolving credit facility only collateralize payment of recorded liabilities.

(2)	We lease certain mobile and other equipment, office space and other items used in our operations under operating leases that in the normal course of business may be renewed or replaced by subsequent leases. Future payments under leases exclude mineral rights which are insignificant and are generally required only for products produced.

(3)	We purchase coal and other materials for use in our cement and expanded shale and clay plants that require minimum amounts of material be purchased. These future minimum payment amounts exclude transportation surcharges that may be imposed under certain circumstances. In addition, we purchase mining services for use at our north Texas cement plant. We expect to utilize these materials and services in the normal course of business operations.

(4)	We have entered into construction and equipment purchase contracts in connection with the expansion of our Hunter, Texas cement plant. In light of current economic and market conditions we have delayed completion of the project. We will resume construction when future economic and market conditions indicate it is appropriate.

(5)	We have entered into a long-term contract with a power supplier which included the construction of certain power facilities at our Oro Grande, California cement plant. We recognized a capital lease obligation of $9.5 million related to payment obligations under the power supply contract related to these facilities. The total commitment under the contract includes maintenance services to be provided by the power supplier.

(6)	We incur legal obligations for asset retirement as part of our normal operations related to land reclamation, plant removal and Resource Conservation and Recovery Act closures.

(7)	We pay benefits under a series of non-qualified defined benefit plans.

(8)	We pay benefits under a health benefit plan covering approximately 600 employees and retirees of our California cement subsidiary. These employees are also covered by a qualified defined benefit pension plan. We contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus additional amounts considered appropriate. We expect to make plan contributions of $1.3 million in fiscal year 2010.

During October 2007, we commenced construction on a project to expand our Hunter, Texas cement plant. In light of current economic and market conditions, we believe it is likely that current cement demand levels in Texas will not permit the new kiln to operate profitably if the project is completed as originally scheduled. As a result, we have delayed completion of the project. We expect cement demand to rebound in the future and we will resume construction when future economic and market conditions indicate it is appropriate. We anticipate beginning the commissioning of the project within 12 months of resuming construction. The pause in construction began in May 2009, at which time we had incurred approximately $294 million, excluding capitalized interest of approximately $16.3 million related to the project, of which $284.1 million had been expended. We believe the delay conserved $40 million to $60 million of cash expenditures in fiscal years 2009 and 2010. Until we determine the date that we will resume construction, we cannot accurately estimate the cost of completing the project.

We expect cash and cash equivalents, cash from operations, and available borrowings under our senior secured revolving credit facility to be sufficient to provide funds for capital expenditure commitments currently estimated at $30 million to $40 million for 2010 (assuming we do not resume construction on the Hunter plant expansion during fiscal year 2010), scheduled debt payments, working capital needs and other general corporate purposes for at least the next year.

Cash Flows

Net cash provided by operating activities for fiscal years 2009, 2008 and 2007 was $107.3 million, $101.6 million and $186.0 million, respectively.

Net cash provided by operating activities for fiscal year 2009 increased $5.7 million from fiscal year 2008. The increase was primarily the result of changes in working capital items including decreases in receivables and accounts payable and accrued liabilities which offset lower income from operations excluding depreciation, depletion and amortization and the charge for goodwill impairment.

Net cash provided by operating activities for fiscal year 2008 decreased $84.4 million from fiscal year 2007. The decrease was primarily the result of lower income from operations and changes in working capital items including increases in receivables and inventories.

Net cash used by investing activities for fiscal years 2009, 2008 and 2007 was $249.0 million, $207.0 million and $268.0 million, respectively.

Capital expenditures, including capitalized interest, incurred in connection with the expansion of our Hunter, Texas cement plant for fiscal years 2009, 2008 and 2007 were $222.1 million, $71.6 million and $6.5 million, respectively. Capital expenditures, including capitalized interest, incurred in connection with the expansion and modernization of our Oro Grande, California cement plant for fiscal years 2009, 2008 and 2007 were $1.3 million, $176.0 million and $208.4 million, respectively.

Capital expenditures for normal replacement and technological upgrades of existing equipment and acquisitions to sustain our existing operations for fiscal years 2009, 2008 and 2007 were $65.1 million, $65.0 million and $102.8 million, respectively. Capital expenditures in fiscal year 2009 include $25.3 million incurred to acquire aggregate operations in central Texas through a deferred like-kind-exchange transaction. Capital expenditures in fiscal year 2007 include investments in our north Texas aggregate operations to upgrade our rail distribution system and improve our production facilities.

Proceeds from asset disposals in fiscal year 2008 include the proceeds from the sale of operating assets and real estate associated with our aggregate operations in north Texas and south Louisiana. In connection with these sales, proceeds of $28.7 million were held by a qualified intermediary trust for reinvestment in deferred like-kind-exchange transactions. Completion of our deferred like-kind-exchange transactions in fiscal year 2009 reduced the cash designated for property acquisitions that was being held by a qualified intermediary trust by $28.7 million.

We elected to receive $103.9 million in distributions and policy surrenders from life insurance contracts purchased in connection with certain of our benefit plans in fiscal year 2008. We sold our $50.5 million investment in auction rate securities in fiscal year 2007.

Net cash provided by financing activities for fiscal years 2009, 2008 and 2007 was $122.0 million, $129.9 million and $13.0 million, respectively.

We sold $300 million aggregate principal amount of additional 7.25% senior notes at an offering price of 93.25% in fiscal year 2009. The net proceeds were used to repay our $150 million senior term loan and borrowings outstanding under our senior secured revolving credit facility in the amount of $29.5 million, with additional proceeds available for general corporate purposes.

We entered into a term credit agreement that provided for an unsecured $150 million senior term loan in fiscal year 2008. A portion of the net proceeds was used to repay borrowings outstanding under our senior secured revolving credit facility in the amount of $85.0 million.

Proceeds from stock option exercises and the related tax benefits for fiscal years 2009, 2008 and 2007 were $6.2 million, $6.6 million and $8.1 million, respectively. Dividends paid on our common stock in fiscal years 2009, 2008 and 2007 were $8.3 million, $8.2 million and $7.5 million, respectively.

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

The estimated fair value of each class of financial instrument as of May 31, 2009 approximates its carrying value except for long-term debt having fixed interest rates. At May 31, 2009, the fair value of our long-term debt having fixed interest rates, estimated based on broker/dealer quoted market prices, is approximately $476.8 million compared to the carrying amount of $541.8 million. With respect to borrowings under our senior secured revolving credit facility, which are variable rate debt, a 10 percent change in interest rates for the year ended May 31, 2009, would not have resulted in a significant annual change in our pretax earnings and cash flows.

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

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the

Private Securities Litigation Reform Act of 1995

Certain statements contained in this annual report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the impact of competitive pressures and changing economic and financial conditions on our business, the cyclical and seasonal nature of our business, the level of construction activity in our markets, abnormal periods of inclement weather, unexpected periods of equipment downtime, unexpected operational difficulties, changes in the cost of raw materials, fuel and energy, changes in interest rates, the timing and amount of federal, state and local funding for infrastructure, delays in announced capacity expansions, ongoing volatility and uncertainty in the capital or credit markets, the impact of environmental laws, regulations and claims and changes in governmental and public policy, and the risks and uncertainties described in Part I, Item 1A, “Risk Factors” of this Report. Forward-looking statements speak only as of the date hereof, and we assume no obligation to publicly update such statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included in Item 7 of this Report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	May 31,
	2009	2008
	In thousands
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19,796	$39,527
Receivables—net	129,432	170,943
Inventories	155,724	144,654
Deferred income taxes and prepaid expenses	22,039	17,943

TOTAL CURRENT ASSETS	326,991	373,067
OTHER ASSETS
Goodwill	1,715	60,110
Real estate and investments	10,001	59,261
Deferred charges and other	14,486	11,332

	26,202	130,703
PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	156,917	139,544
Buildings	58,442	56,976
Machinery and equipment	1,247,931	1,212,522
Construction in progress	328,256	137,083

	1,791,546	1,546,125
Less depreciation and depletion	572,195	518,361

	1,219,351	1,027,764

	$1,572,544	$1,531,534

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$55,749	$111,478
Accrued interest, compensation and other	51,856	66,967
Current portion of long-term debt	243	7,725

TOTAL CURRENT LIABILITIES	107,848	186,170
LONG-TERM DEBT	541,540	401,880
DEFERRED INCOME TAXES AND OTHER CREDITS	120,011	118,117
SHAREHOLDERS’ EQUITY
Common stock, $1 par value	27,718	27,493
Additional paid-in capital	469,908	459,877
Retained earnings	319,199	345,133
Accumulated other comprehensive loss	(13,680)	(7,136)

	803,145	825,367

	$1,572,544	$1,531,534

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Year Ended May 31,
	2009	2008	2007
	In thousands except per share

NET SALES	$839,202	$1,028,854	$996,250
Cost of products sold	726,133	834,333	754,088

GROSS PROFIT	113,069	194,521	242,162

Selling, general and administrative	72,093	96,220	108,106
Goodwill impairment	58,395	—	—
Interest	33,286	2,505	14,074
Loss on debt retirements	907	—	48
Other income	(21,191)	(31,563)	(36,629)

	143,490	67,162	85,599

INCOME (LOSS) BEFORE INCOME TAXES	(30,421)	127,359	156,563

Income taxes	(12,774)	39,728	51,852

NET INCOME (LOSS)	$(17,647)	$87,631	$104,711

Net income (loss) per share
Basic	$(.64)	$3.20	$4.22
Diluted	$(.64)	$3.14	$3.94

Average shares outstanding
Basic	27,614	27,383	24,815
Diluted	27,614	27,860	27,684

Cash dividends per share	$.30	$.30	$.30

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Year Ended May 31,
	2009	2008	2007
	In thousands
OPERATING ACTIVITIES
Net income (loss)	$(17,647)	$87,631	$104,711
Adjustments to reconcile net income (loss) to cash provided by operating activities
Depreciation, depletion and amortization	68,192	55,577	46,356
Goodwill impairment	58,395	—	—
Gains on asset disposals	(6,759)	(19,410)	(2,917)
Deferred income taxes (benefit)	(1,938)	20,036	13,622
Stock-based compensation expense (credit)	(4,400)	2,395	13,866
Excess tax benefits from stock-based compensation	(1,596)	(3,299)	(1,694)
Loss on debt retirements	907	—	48
Other—net	5,931	2,475	3,234
Changes in operating assets and liabilities
Receivables—net	55,397	(29,507)	846
Inventories	(11,070)	(9,400)	(25,047)
Prepaid expenses	(1,894)	(2,033)	1,392
Accounts payable and accrued liabilities	(36,232)	(2,910)	31,541

Net cash provided by operating activities	107,286	101,555	185,958

INVESTING ACTIVITIES
Capital expenditures—expansions	(223,445)	(247,552)	(214,878)
Capital expenditures—other	(65,099)	(64,973)	(102,780)
Cash designated for property acquisitions	28,733	(28,733)	—
Proceeds from asset disposals	7,981	34,922	5,552
Investments in life insurance contracts	2,876	99,203	(6,061)
Purchases of short-term investments	—	—	(8,500)
Sales of short-term investments	—	—	59,000
Other—net	(21)	101	(336)

Net cash used by investing activities	(248,975)	(207,032)	(268,003)

FINANCING ACTIVITIES
Long-term borrowings	327,250	366,000	38,000
Debt retirements	(197,772)	(232,366)	(25,527)
Debt issuance costs	(5,470)	(2,160)	—
Stock option exercises	4,641	3,315	6,394
Excess tax benefits from stock-based compensation	1,596	3,299	1,694
Common dividends paid	(8,287)	(8,222)	(7,517)

Net cash provided by financing activities	121,958	129,866	13,044

Increase (decrease) in cash and cash equivalents	(19,731)	24,389	(69,001)

Cash and cash equivalents at beginning of year	39,527	15,138	84,139

Cash and cash equivalents at end of year	$19,796	$39,527	$15,138

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Year Ended May 31,
	2009	2008	2007
	In thousands
COMMON STOCK ($1 par value)
Balance at the beginning of the year	$27,493	$27,323	$25,863
Stock issued for bonuses and options	225	170	15
Stock issued for conversion of subordinated debentures	—	—	1,445

Balance at the end of the year	27,718	27,493	27,323

ADDITIONAL PAID-IN CAPITAL
Balance at the beginning of the year	459,877	448,289	334,054
Stock based compensation	3,963	5,040	4,070
Excess tax benefits from stock-based compensation	1,596	3,299	1,694
Stock issued for bonuses and options	4,472	3,249	(952)
Stock issued for conversion of subordinated debentures	—	—	109,423

Balance at the end of the year	469,908	459,877	448,289

RETAINED EARNINGS
Balance at the beginning of the year	345,133	265,724	174,529
Net income (loss)	(17,647)	87,631	104,711
Cumulative effect of change in accounting for post-production mine stripping costs—net of tax benefit of $2,960	—	—	(4,965)
Common dividends paid—$.30 per share	(8,287)	(8,222)	(7,517)
Adjustment of distribution of discontinued operations to shareholders	—	—	(1,034)

Balance at the end of the year	319,199	345,133	265,724

TREASURY COMMON STOCK
Balance at the beginning of the year	—	—	(52,093)
Stock issued for bonuses and options—285,105 shares	—	—	7,342
Stock issued for conversion of subordinated debentures—1,632,846 shares	—	—	44,751

Balance at the end of the year	—	—	—

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at the beginning of the year	(7,136)	(4,217)	(4,456)
Pension liability adjustment, prior to adoption of SFAS No. 158—net of tax expense of $999	—	—	1,788
Postretirement benefit obligation adjustment to initially apply SFAS No. 158—net of tax benefit of $893	—	—	(1,549)
Postretirement benefit obligation adjustments—net of tax benefit of $3,727 in 2009 and $1,702 in 2008	(6,544)	(2,919)	—

Balance at the end of the year	(13,680)	(7,136)	(4,217)

TOTAL SHAREHOLDERS’ EQUITY	$803,145	$825,367	$737,119

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

Corrections.    It has been our past practice not to value our natural aggregate inventories for a number of reasons, including the fact that they were immaterial to our financial position and results of operations. A current assessment of this accounting method identified that our inventory levels have increased and their value has become significant in relation to the overall inventory amounts presented on our balance sheets in light of current economic conditions and the spin-off of Chaparral Steel Company in 2006. We have adopted the average cost method of valuing our natural aggregate inventories. Under the guidance of Staff Accounting Bulletin No. 99, “Materiality” and Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” we have determined that the adjustments are immaterial to our consolidated financial statements for 2007 and 2008. However, because the cumulative effect would have been material to our 2009 consolidated financial statements we have adjusted all prior period financial information to reflect this change. The cumulative effect of this adjustment as of May 31, 2006 was to increase inventories $7.7 million, deferred income taxes $2.9 million and retained earnings $4.8 million. The following table reflects the incremental effects of this adjustment on our consolidated balance sheet as of May 31, 2008 and statements of operations for the years ended May 31, 2008 and 2007.

	As Previously Reported(1)	Adjustments	As Adjusted
	In thousands
Fiscal Year 2008
Inventories	$130,181	$14,473	$144,654
Deferred income taxes and other credits	112,498	5,619	118,117
Shareholders’ equity	816,513	8,854	825,367
Total liabilities and shareholders’ equity	1,514,249	14,473	1,528,722
Cost of products sold	835,019	(686)	834,333
Income (loss) before income taxes	126,673	686	127,359
Income taxes (benefit)	39,259	469	39,728
Net income (loss)	87,414	217	87,631
Basic earnings (loss) per share	3.19	0.01	3.20
Diluted earnings (loss) per share	3.14	—	3.14

Fiscal Year 2007
Cost of products sold	760,160	(6,072)	754,088
Income (loss) before income taxes	150,491	6,072	156,563
Income taxes (benefit)	49,584	2,268	51,852
Net income (loss)	100,907	3,804	104,711
Basic earnings (loss) per share	4.06	0.16	4.22
Diluted earnings (loss) per share	3.80	0.14	3.94

(1)	Reclassified to conform to the current period presentation.

Estimates.    The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

Fair Value of Financial Instruments.    The estimated fair value of each class of financial instrument as of May 31, 2009 approximates its carrying value except for long-term debt having fixed interest rates. The fair value of long-term debt at May 31, 2009, estimated based on broker/dealer quoted market prices, is approximately $476.8 million compared to the carrying amount of $541.8 million.

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

Inventories.    Inventories are stated at the lower of cost or market. We used the last-in, first out (“LIFO”) method to value finished products, work in process and raw material inventories excluding natural aggregate inventories. Natural aggregate inventories and parts and supplies inventories are valued using the average cost method. Our natural aggregate inventory excludes volumes in excess of an average twelve-month period of actual sales.

Mining Stripping Costs.    On June 1, 2006, we adopted, Emerging Issues Task Force Issue 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry,” which requires that stripping costs incurred during the production phase of the mine be included in the costs of the inventory produced during the period that the stripping costs are incurred. As of May 31, 2006, the balance of our capitalized post-production stripping costs was $7.9 million. In accordance with the transition provision of EITF 04-6, we wrote off these deferred costs, effective June 1, 2006, and recorded a charge to retained earnings of $4.9 million, net of tax benefits of $3.0 million. We now recognize the costs of all post-production stripping activity, which represents removing overburden and waste materials to access mineral deposits, as a cost of the inventory produced during the period the stripping costs are incurred. Although dependent in part on the level of post-production stripping activity which varies from period to period, this EITF has not had a material impact on our financial position or results of operations for periods following adoption.

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

Property, plant and equipment is recorded at cost. Costs incurred to construct certain long-lived assets include capitalized interest which is amortized over the estimated useful life of the related asset. Interest is capitalized during the construction period of qualified assets based on the average amount of accumulated expenditures and the weighted average interest rate applicable to borrowings outstanding during the period. If accumulated expenditures exceed applicable borrowings outstanding during the period, capitalized interest is allocated to projects under construction on a pro rata basis. Provisions for depreciation are computed generally using the straight-line method. Useful lives for our primary operating facilities range from 10 to 25 years with certain cement facility structures having useful lives of 40 years. Provisions for depletion of mineral deposits are computed on the basis of the estimated quantity of recoverable raw materials. Maintenance and repairs are charged to expense as incurred.

Goodwill and Goodwill Impairment.    Management tests goodwill for impairment annually by reporting unit in the fourth quarter of our fiscal year using a two-step process. The first step of the impairment test identifies potential impairment by comparing the face value of a reporting unit to its carrying value including goodwill. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future prices for our products, capital needs, economic trends and other factors. If the carrying value of the reporting unit exceeds its fair value the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying value of the reporting unit goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

Goodwill resulting from the acquisition of Riverside Cement Company and identified with our California cement operations had a carrying value of $58.4 million at May 31, 2008. Based on an impairment test performed as of May 31, 2009 there was no implied fair value of the reporting unit goodwill, and therefore, an impairment charge of $58.4 million was recognized.

Goodwill resulting from the acquisition of ready-mix operations in Texas and Louisiana and identified with our consumer products operations has a carrying value of $1.7 million at both May 31, 2009 and 2008. Based on an impairment test performed as of March 31, 2009, the fair value of the reporting unit exceeds its carrying value, and therefore, no potential impairment was identified.

Real Estate and Investments.    Surplus real estate and real estate acquired for development of high quality industrial or multi-use parks totaled $6.0 million at both May 31, 2009 and 2008.

Investments include life insurance contracts purchased in connection with certain of our benefit plans. The contracts, recorded at their net cash surrender value, totaled $4.0 million (net of distributions of $89.5 million plus accrued interest and fees) at May 31, 2009 and $5.3 million (net of distributions of $88.1 million plus accrued interest and fees) at May 31, 2008. We can elect to receive distributions chargeable against the cash surrender value of the policies in the form of borrowings or withdrawals or we can elect to surrender the policies and receive their net cash surrender value. Distributions and policy surrenders totaling $5.7 million and $103.9 million were received in 2009 and 2008, respectively.

Investments at May 31, 2008 include $19.2 million representing the long-term portion of a note received in connection with the sale of land associated with our expanded shale and clay operations in south Texas in 2006. The note matures May 31, 2010. At May 31, 2009, the outstanding balance of the note totaled $19.2 million and is included in Receivables-net.

In addition, investments at May 31, 2008 include $28.7 million of cash investments representing the proceeds from sales of aggregate property which were held in escrow by a qualified intermediary trust for reinvestment in deferred like-kind-exchange transactions. Designated property acquisitions totaling $25.5 million were completed during fiscal year 2009. The remaining $3.2 million of cash investment is no longer held in escrow and the qualified intermediary trust has been terminated.

Deferred Charges and Other.    Deferred charges are composed primarily of debt issuance costs that totaled $9.0 million at May 31, 2009 and $6.4 million at May 31, 2008. The costs are amortized over the term of the related debt.

Other Credits.    Other credits totaled $72.3 million at May 31, 2009 and $66.8 million at May 31, 2008 and are composed primarily of liabilities related to our retirement plans, deferred compensation agreements and asset retirement obligations.

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

Changes in asset retirement obligations are as follows:

	2009	2008
	In thousands
Balance at beginning of year	$3,961	$4,987
Additions	289	259
Accretion expense	296	393
Settlements	(131)	(1,678)

Balance at end of year	$4,415	$3,961

Other Comprehensive Income (Loss).    Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) for 2009 and 2008 consists of net income (loss) and adjustments to recognize the funded status of our defined benefit pension plans and other postretirement benefit plans, net of tax. Comprehensive income for 2007 consists of net income and the pension liability adjustment to shareholders’ equity prior to adoption of SFAS No. 158. Comprehensive income (loss) was $(24.2) million in 2009, $84.7 million in 2008 and $106.5 million in 2007.

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

The cumulative postretirement benefit plan adjustment totaled $13.7 million (net of tax of $7.9 million) at May 31, 2009 and $7.1 million (net of tax of $4.2 million) at May 31, 2008. The adjustments relate to a defined benefit retirement plan and a postretirement health benefit plan covering approximately 600 employees and retirees of our California cement subsidiary. As a result of these adjustments, the current funded status of all of our defined benefit pension plans and other postretirement benefit plans has been reflected in our May 31, 2009 and 2008 consolidated balance sheets.

Net Sales.    Sales are recognized when title has transferred and products are delivered. We include delivery fees in the amount we bill customers to the extent needed to recover our cost of freight and delivery. Net sales are presented as revenues including these delivery fees.

Other Income.    Routine sales of operating assets and real estate resulted in gains of $6.8 million in 2009, $20.6 million in 2008 and $5.3 million in 2007. In addition, other income includes gains of $1.7 million in 2009 and $3.9 million in 2008 from the sale of emissions credits associated with our California cement operations. We have entered into various oil and gas lease agreements on property we own in north Texas. The terms of the agreements include the payment of a lease bonus and royalties on any oil and gas produced. However, we cannot guaranty what the level of royalties, if any, will be. Lease bonus payments received resulted in income of $4.7 million in 2009, $0.8 million in 2008 and $0.4 million in 2007. Other income in 2007 includes $19.8 million representing distributions which we received pursuant to agreements that settled a 16-year dispute over the U.S. antidumping duty order on cement imports from Mexico.

Stock-based Compensation.    Effective June 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” utilizing the modified prospective transition method. Under this transition method, we account for awards granted prior to adoption, but for which the vesting period is not complete, on a prospective basis with expense being recognized in our statement of operations based on the grant date fair value estimated in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” We use the Black-Scholes option-pricing model to determine the fair value of stock options granted as of the date of grant. Options with graded vesting are valued as single awards and the related compensation cost is recognized using a straight-line attribution method over the shorter of the vesting period or required service period adjusted for estimated forfeitures. We use the average stock price on the date of grant to determine the fair value of restricted stock awards paid. A liability, which is included in other credits, is recorded for stock appreciation rights, deferred compensation agreements and stock awards expected to be settled in cash, based on their fair value at the end of each period until such awards are paid.

Incentive Plans.    All personnel employed as of May 31 and not subject to production-based incentive awards share in our pretax income for the year then ended based on predetermined formulas. The duration of most of the plans is one year. Certain executives are additionally covered under a three-year plan. All plans are subject to annual review by the Compensation Committee of the Board of Directors. Incentive compensation included in selling, general and administrative expense was $1.0 million in 2009, $18.7 million in 2008 and $27.5 million in 2007.

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

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 effective June 1, 2007. The adoption of this interpretation did not have a material impact on our consolidated financial statements.

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

Basic and Diluted EPS are calculated as follows:

	2009	2008	2007
	In thousands except per share
Basic earnings (loss)
Net income (loss)	$(17,647)	$87,631	$104,711
Unvested restricted share participation	14	(48)	(43)

Basic income (loss)	$(17,633)	$87,583	$104,668

Diluted earnings (loss)
Net income (loss)	$(17,647)	$87,631	$104,711
Unvested restricted share participation	14	(48)	(43)
Interest on convertible subordinated debentures—net of tax	—	—	4,274

Diluted income (loss)	$(17,633)	$87,583	$108,942

Shares
Weighted-average shares outstanding	27,620	27,391	24,818
Contingently issuable shares	10	7	7
Unvested restricted shares	(16)	(15)	(10)

Basic weighted-average shares	27,614	27,383	24,815

Stock option, restricted share and award dilution	—	477	504
Convertible subordinated debentures	—	—	2,365

Diluted weighted-average shares*	27,614	27,860	27,684

Basic earnings (loss) per share	$(.64)	$3.20	$4.22

Diluted earnings (loss) per share	$(.64)	$3.14	$3.94

* Shares excluded due to antidilutive effect
Stock options, restricted shares and awards	853	99	55

Recent Accounting Developments.    In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. This standard was effective for our Company on June 1, 2008. However, in February 2008, the FASB released FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 will become effective for all nonfinancial assets and nonfinancial liabilities on June 1, 2009. The adoption of SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities is not expected to have a current material impact on our consolidated financial statements.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. We adopted SFAS No. 159 effective June 1, 2008. At this time, we have not elected to use the fair value measures permitted by this standard.

2. Working Capital

Working capital totaled $219.1 million at May 31, 2009, compared to $186.9 million at May 31, 2008. Selected components of working capital are summarized below.

Receivables consist of:

	2009	2008
	In thousands
Trade notes and accounts receivable	$92,622	$142,749
Other notes receivable, including accrued interest	19,197	618
Income tax receivable	13,579	15,267
Refund claims and other	4,034	12,309

	$129,432	$170,943

Trade notes and accounts receivable are presented net of allowances for doubtful receivables of $2.1 million at May 31, 2009 and $2.1 million at May 31, 2008. Provisions for bad debts charged to expense were $1.2 million in 2009, $1.3 million in 2008 and $0.4 million in 2007. Uncollectible accounts written off totaled $1.2 million in 2009, $0.5 million in 2008 and $0.7 million in 2007. Other notes receivable included in current receivables relate to routine sales of operating assets and real estate.

Inventories consist of:

	2009	2008
	In thousands
Finished products	$10,873	$12,913
Work in process	61,608	52,731
Raw materials	17,513	18,206

Total inventories at LIFO cost	89,994	83,850

Finished products	16,575	17,753
Raw materials	2,079	1,974
Parts and supplies	47,076	41,077

Total inventories at average cost	65,730	60,804

Total inventories	$155,724	$144,654

All inventories are stated at the lower of cost or market. Finished product, work in process and raw material inventories excluding natural aggregate inventories are valued using the last-in, first-out (“LIFO”) method. Natural aggregate finished product and raw material inventories and parts and supplies inventories are valued using the average cost method. If the average cost method (which approximates current replacement cost) had been used for all of these inventories, inventory values would have been higher by $47.0 million in 2009 and $32.6 million in 2008.

Accrued interest, compensation and other consist of:

	2009	2008
	In thousands
Interest	$15,271	$7,078
Compensation and employee benefits	14,316	33,285
Casualty insurance	14,332	14,337
Income taxes	613	4,500
Property taxes and other	7,324	7,767

	$51,856	$66,967

3. Long-Term Debt

Long-term debt consists of:

	2009	2008
	In thousands
Senior secured revolving credit facility expiring in 2012	$—	$—
7.25% Senior notes due 2013
Notes issued July 6, 2005 at par value	250,000	250,000
Additional notes issued August 18, 2008, net of unamortized discount of $17.6 million at May 31, 2009 (effective interest rate 8.98%)	282,448	—
Senior term loan prepaid August 18, 2008	—	150,000

	532,448	400,000
Capital lease obligation	9,058	9,283
Other contract obligations	277	322

	541,783	409,605
Less current portion	(243)	(7,725)

	$541,540	$401,880

Senior Secured Revolving Credit Facility.    On June 19, 2009, we amended and restated our credit agreement and the associated security agreement. The credit agreement continues to provide for a $200 million senior secured revolving credit facility with a $50 million sub-limit for letters of credit. The credit facility matures on August 15, 2012. Amounts drawn under the credit facility bear annual interest either at the LIBOR rate plus a margin of 3.5% to 4.0% or at a base rate plus a margin of 2.5% to 3.0%. The base rate is the higher of the federal funds rate plus 0.5%, the prime rate established by Bank of America, N.A. or the one-month LIBOR rate plus 1.0%. The interest rate margins are determined based on our leverage ratio. The commitment fee calculated on the unused portion of the credit facility range from 0.50% to 0.75% per year based on our leverage ratio. We may terminate the credit facility at any time.

The amount that can be borrowed under the credit facility is limited to an amount based on the value of our consolidated accounts receivable, inventory and mobile equipment. This amount, called the borrowing base, may be less than the $200 million stated principal amount of the credit facility. The initial borrowing base under our amended agreement is $141.7 million. No borrowings were outstanding at May 31, 2009; however, $28.4 million of the borrowing base was utilized to support letters of credit.

All of our consolidated subsidiaries have guaranteed our obligations under the credit facility. The credit facility is secured by first priority security interests in all or most of our existing and future consolidated accounts, inventory, equipment, intellectual property and other personal property, and in all of our equity interests in present and future domestic subsidiaries and 66% of the equity interest in any future foreign subsidiaries, if any.

The credit agreement contains a number of covenants restricting, among other things, prepayment or redemption of our senior notes, distributions and dividends on and repurchases of our capital stock, acquisitions and investments, indebtedness, liens and affiliate transactions. We are not required to maintain any financial ratios or covenants unless an event of default occurs or borrowing availability under the borrowing base is less than $40 million, in which case we must comply with a fixed charge coverage ratio. We are permitted to pay cash dividends on our common stock as long as the credit facility is not in default, the fixed charge coverage ratio is greater than 1.1 to 1.0 and borrowing availability under the borrowing base is more than $50 million. We were in compliance with all of these loan covenants as of May 31, 2009.

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

At May 31, 2009, we had $550 million aggregate principal amount of 7.25% senior notes outstanding. Under the indenture, at any time on and after July 15, 2009, we may redeem the notes at a premium of 103.625% in 2009, 101.813% in 2010 and 100% in 2011 and thereafter. If we experience a change of control, we may be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued interest.

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

Conversion and Redemption of Convertible Subordinated Debentures.    During 2007, $157.9 million aggregate principal amount of our 5.5% convertible subordinated debentures due June 30, 2028 were converted into 3,076,845 shares of our common stock. The conversions increased common stock and additional paid-in capital by a total of $110.8 million and reduced the cost of common stock in treasury by a total of $44.8 million. The remaining outstanding debentures were redeemed for the liquidation amount of $1.8 million plus accrued interest.

Other.    Required principal payments on long-term debt, excluding the capital lease obligation, for each of the five succeeding years, are none for 2009 through 2013 and $550.0 million for 2014. The total amount of interest paid was $34.3 million in 2009, $24.9 million in 2008 and $25.7 million in 2007. The total amount of interest incurred was $47.7 million in 2009, $29.0 million in 2008 and $26.9 million in 2007, of which $14.4 million in 2009, $26.5 million in 2008 and $12.9 million in 2007 was capitalized.

4. Commitments

Operating Leases.    We lease certain mobile and other equipment, office space and other items which in the normal course of business may be renewed or replaced by subsequent leases. Total expense for such operating leases (other than for mineral rights) amounted to $21.7 million in 2009, $20.1 million in 2008 and $18.6 million in 2007. Non-cancelable operating leases with an initial or remaining term of more than one year totaled $71.7 million at May 31, 2009. Estimated lease payments for each of the five succeeding years are $17.9 million, $13.5 million, $8.8 million, $12.0 million and $5.7 million.

Purchase Obligations.    We purchase coal and other materials for use in our cement and expanded shale and clay plants under long-term contracts that require minimum amounts of material be purchased. We expect to utilize these required amounts in the normal course of business operations. In addition, we purchase in the normal course of business mining services for use at our north Texas cement plant under a long-term contract that contains provisions for minimum payments. Total cost incurred under these contracts was $58.9 million in 2009, $39.2 million in 2008 and $34.3 million in 2007. Future minimum payments, which exclude transportation surcharges that may be imposed under certain circumstances, total $103.9 million for 2010, $105.8 million for 2011, $74.6 million for 2012, $23.2 million for 2013 and $21.4 million for 2014.

We have entered into a long-term contract with a power supplier in connection with our Oro Grande, California cement plant which included the construction of certain power facilities at the plant. We recognized a capital lease obligation of $9.5 million related to payment obligations under the power supply contract related to these facilities. The total commitment under the contract, including maintenance services to be provided by the power supplier, related to these facilities totaled $28.1 million at May 31, 2009. Payments for each of the five succeeding years are $1.6 million per year.

During October 2007, we commenced construction on a project to expand our Hunter, Texas cement plant. In light of current economic and market conditions, we have delayed completion of the project. We believe it is likely that current cement demand levels in Texas will not permit the new kiln to operate profitably if the project is completed as originally scheduled. We expect cement demand to rebound in the future and we will resume construction when future economic and market conditions indicate it is appropriate. We anticipate beginning the commissioning of the project within 12 months of resuming construction. The pause in construction began in May 2009, at which time we had incurred approximately $294 million, excluding capitalized interest of approximately $16.3 million related to the project, of which $284.1 million had been expended. We believe the delay conserved $40 million to $60 million of cash expenditures in fiscal years 2009 and 2010. Until we determine the date that we will resume construction, we cannot accurately estimate the cost of completing the project.

5. Shareholders’ Equity

Common stock at May 31 consists of:

	2009	2008
	In thousands
Shares authorized	100,000	100,000
Shares outstanding	27,718	27,493
Shares reserved for stock options and other	2,850	3,109

There are authorized 100,000 shares of Cumulative Preferred Stock, no par value, of which 20,000 shares are designated $5 Cumulative Preferred Stock (Voting), redeemable at $105 per share and entitled to $100 per share upon dissolution. An additional 40,000 shares are designated Series B Junior Participating Preferred Stock. The Series B Preferred Stock is not redeemable and ranks, with respect to the payment of dividends and the distribution of assets, junior to (i) all other series of the Preferred Stock unless the terms of any other series shall provide otherwise and (ii) the $5 Cumulative Preferred Stock. No shares of Cumulative Preferred Stock or Series B Junior Participating Preferred Stock were outstanding as of May 31, 2009. Pursuant to a Rights Agreement, in November 2006, we distributed a dividend of one preferred share purchase right for each outstanding share of our Common Stock. Each right entitles the holder to purchase from us one one-thousandth of a share of the Series B Junior Participating Preferred Stock at a price of $300, subject to adjustment. The rights will expire on November 1, 2016 unless the date is extended or the rights are earlier redeemed or exchanged by us pursuant to the Rights Agreement.

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

Options become exercisable in installments beginning one year after the date of grant and expire ten years after the date of grant. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. Options with graded vesting are valued as single awards and the compensation cost recognized using a straight-line attribution method over the shorter of the vesting period or required service period adjusted for estimated forfeitures. The following table sets forth the information about the weighted-average grant date fair value of options granted during the three years ended May 31, 2009 and the weighted-average assumptions used for such grants.

	2009	2008	2007
Weighted average grant date fair value	$9.26	$17.59	$27.61
Weighted average assumptions used:
Expected volatility	.398	.317	.330
Expected lives	6.5	6.1	6.0
Risk-free interest rates	1.60%	3.21%	4.78%
Expected dividend yields	1.21%	.59%	.43%

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

A summary of option transactions for the three years ended May 31, 2009, follows:

	Shares Under Option	Weighted-Average Option Price
Outstanding at May 31, 2006	1,583,093	$29.48
Granted	203,350	70.18
Exercised	(296,940)	23.08
Canceled	(6,468)	38.06

Outstanding at May 31, 2007	1,483,035	36.31
Granted	212,850	50.63
Exercised	(212,821)	30.01
Canceled	(18,233)	54.49

Outstanding at May 31, 2008	1,464,831	39.08
Granted	397,700	25.15
Exercised	(233,868)	22.09
Canceled	(33,906)	42.25

Outstanding at May 31, 2009	1,594,757	$38.03

Options exercisable at May 31 were 797,662 shares for 2009, 892,271 shares for 2008 and 841,078 shares for 2007 at a weighted-average option price of $35.45, $28.57 and $26.90, respectively. The following table summarizes information about stock options outstanding as of May 31, 2009.

	Range of Exercise Prices
	$16.04-$27.39	$31.15-$48.60	$50.63-$70.18
Options outstanding
Shares outstanding	751,804	251,003	591,950
Weighted-average remaining life in years	6.56	4.20	7.33
Weighted-average exercise price	$21.84	$41.08	$57.30
Options exercisable
Shares exercisable	364,104	204,218	229,340
Weighted-average remaining life in years	3.36	3.74	7.03
Weighted-average exercise price	$18.90	$40.02	$57.67

Outstanding options expire on various dates to January 14, 2019. Shares reserved for future awards under the 2004 Plan totaled 1,240,584 at May 31, 2009.

As of May 31, 2009, the aggregate intrinsic value (the difference in the closing market price of our common stock of $34.03 and the exercise price to be paid by the optionee) of stock options outstanding was $9.4 million. The aggregate intrinsic value of exercisable stock options at that date was $5.7 million. The total intrinsic value for options exercised (the difference in the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) was $2.9 million in 2009, $6.9 million in 2008 and $12.7 million in 2007.

We have provided additional stock-based compensation to employees and directors under stock appreciation rights contracts, deferred compensation agreements, restricted stock payments and a former stock awards program. At May 31, 2009, outstanding stock appreciation rights totaled 155,979 shares, deferred compensation agreements to be settled in cash totaled 99,943 shares, deferred compensation agreements to be settled in common stock totaled 9,326 shares, unvested restricted stock payments totaled 18,000 shares and stock awards totaled 5,645 shares. Other credits included $6.0 million at May 31, 2009 and $14.4 million at May 31, 2008 representing accrued compensation which is expected to be settled in cash.

Total stock-based compensation included in selling, general and administrative expense (credit) was $(4.4) million in 2009, $2.4 million in 2008 and $13.9 million in 2007. The impact of changes in our company’s stock price on stock-based awards accounted for as liabilities reduced stock-based compensation $8.4 million in 2009 and $2.6 million in 2008 and increased stock-based compensation $9.9 million in 2007. The total tax expense or benefit recognized in our statements of operations for stock-based compensation was an expense of $2.4 million in 2009, less than $0.1 million in 2008 and a benefit of $4.5 million in 2007. The total tax benefit realized for stock-based compensation was $1.6 million in 2009, $3.3 million in 2008 and $1.7 million in 2007.

As of May 31, 2009, $9.7 million of total unrecognized compensation cost related to stock options, stock appreciation rights contracts, restricted stock payments and stock awards is expected to be recognized. We currently expect to recognize approximately $3.8 million of this stock-based compensation expense in 2010, $2.7 million in 2011, $1.8 million in 2012, $1.0 million in 2013 and $0.4 million in 2014.

7. Retirement Plans

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

Effective May 31, 2007, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This standard requires the recognition in pension obligations and accumulated other comprehensive income of actuarial gains or losses, prior service costs or credits and transition assets or obligations that had previously been deferred. As a result of the adoption of SFAS No. 158 we recorded an adjustment of approximately $1.5 million (net of tax of $900,000) to accumulated other comprehensive loss effective May 31, 2007. The applicable May 31, 2009 and 2008 balances included in our consolidated financial statements and notes reflect the adoption of SFAS No. 158.

The pretax changes in accumulated comprehensive income consist of the following:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
	In thousands
Net actuarial loss at beginning of year	$10,628	$6,429	$7,405	$8,358
Amortization of actuarial loss	(699)	(220)	(672)	(656)
Current period net actuarial loss (gain)	10,877	4,473	(102)	(227)
Curtailments	—	(54)	—	(70)

Net actuarial loss at the end of year	$20,806	$10,628	$6,631	$7,405

Net prior service credit at beginning of year	$—	$—	$(6,736)	$(8,112)
Amortization of prior service credit	—	—	785	845
Plan amendments	—	—	82	95
Curtailments	—	—	—	436

Net prior service credit at the end of year	$—	$—	$(5,869)	$(6,736)

The pretax amounts in accumulated other comprehensive income expected to be recognized as components of net periodic postretirement benefit cost in 2010 are as follows:

	Pension Benefits	Other Benefits
	In thousands
Net actuarial loss	$2,000	$603
Prior service credit	—	(775)

	$2,000	$(172)

The pension and other benefit obligations recognized in our consolidated balance sheets totaled $60.1 million and $47.0 million at May 31, 2009 and 2008, respectively, of which $3.7 million and $3.2 million were classified as current liabilities.

Riverside Defined Benefit Plans.    During 2008, our defined benefit pension plan and postretirement health benefit plan were amended effective June 24, 2007, such that a union employee hired after June 24, 2007 is no longer eligible to participate in the pension plan and is not eligible for postretirement medical and/or life insurance benefits. For existing union employees retiring on or after June 24, 2007, the limit on the total annual cost of the retiree’s and dependent’s health insurance to be paid by us was increased by amendments effective on June 24, 2007 and April 1, 2009. In addition, work force reductions occurred in connection with the start up of our new Oro Grande cement plant resulting in a curtailment of pension and postretirement health plan benefits. Approximately $400,000 in prior service cost credits related to the postretirement health benefit plan was immediately recognized.

The amount of the defined benefit pension plan and postretirement health benefit plan expense charged to costs and expenses was as follows:

	Defined Pension Benefit			Health Benefit
	2009	2008	2007	2009	2008	2007
	In thousands
Service cost	$717	$576	$493	$87	$121	$99
Interest cost	3,165	2,780	2,724	438	398	368
Expected return on plan assets	(3,251)	(3,526)	(3,040)	—	—	—
Amortization of prior service credit	—	—	—	(785)	(845)	(845)
Amortization of net actuarial loss	699	220	426	672	656	599
Curtailments	—	—	—	—	(436)	—

	$1,330	$50	$603	$412	$(106)	$221

Weighted average assumptions used to determine net cost
Assumed discount rate	6.70%	6.15%	6.50%	6.71%	6.15%	6.50%
Assumed long-term rate of return on pension plan assets	8.25%	8.50%	8.50%	—	—	—
Average long-term pay progression	3.00%	3.00%	3.00%	—	—	—

Unrecognized prior service costs and credits and actuarial gains or losses for these plans are recognized in a systematic manner over the remaining service periods of active employees expected to receive benefits under these plans.

We contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts as are considered appropriate. We expect to make contributions of $1.3 million in 2010.

Obligation and asset data for the defined benefit pension plan and postretirement health benefit plan at May 31 were as follows:

	Defined Pension Benefit		Health Benefit
	2009	2008	2009	2008
	In thousands
Change in projected benefit obligation
Benefit obligation at beginning of year	$47,699	$45,723	$6,625	$6,524
Service cost	717	576	87	121
Interest cost	3,165	2,780	438	398
Participant contributions	—	—	194	201
Benefits paid	(2,340)	(2,520)	(392)	(417)
Actuarial loss (gain)	(1,851)	1,194	(102)	(227)
Plan amendments	—	—	82	95
Curtailments	—	(54)	—	(70)

Benefit obligation at end of year	$47,390	$47,699	$6,932	$6,625

Change in plan assets
Fair value of plan assets at beginning of year	$40,578	$41,950	$—	$—
Actual return on plan assets	(9,478)	248	—	—
Employer contributions	303	900	198	216
Benefits paid	(2,340)	(2,520)	(198)	(216)
Fair value of plan assets at end of year	$29,063	$40,578	$—	$—

Benefit obligation/funded status at end of year	$(18,327)	$(7,121)	$(6,932)	$(6,625)

Weighted average assumptions used to determine benefit obligations
Assumed discount rate	6.80%	6.70%	6.80%	6.71%
Average long-term pay progression	3.00%	3.00%	—	—

Accumulated benefit obligation for the defined benefit pension plan was $45.5 million at May 31, 2009 and $44.2 million at May 31, 2008.

The estimated future benefit payments under the defined benefit pension plan for each of the five succeeding years are $2.8 million, $3.0 million, $3.1 million, $3.3 million and $3.5 million and for the five-year period thereafter an aggregate of $19.3 million.

The plan fiduciaries set the long-term strategic investment objectives for the defined benefit pension plan assets. The objectives include preserving the funded status of the trust and balancing risk and return. Investment performance and plan asset mix are periodically reviewed with external consultants. Plan assets are currently allocated to the fixed income and equity categories of investments in a manner that varies in the short term, but has a long term objective of averaging approximately 60% in equity securities and 40% in fixed income securities. Within these categories, investments are allocated to multiple asset classes. The expected long-term rate of return on plan assets of 8.25% for 2009 was determined by considering historical and expected returns for each asset class and the effect of periodic asset rebalancing and, for underperforming assets, reallocations. The current allocation of plan assets has a long-term historical rate of return that exceeds the plan objectives. While historical returns are not guarantees of future performance, these allocations are expected to meet the objectives of the plan.

The actual defined benefit pension plan asset allocation at May 31, 2009 and 2008, and the target asset allocation for 2010, by asset category were as follows

% of Plan Assets	2009	2008	Target 2010
Equity securities	62%	62%	60%
Fixed income securities	38%	38%	40%

	100%	100%	100%

The assumed health care cost trend rate for the next year attributed to all participant age groups is 9% declining to an ultimate trend rate of 6% in 2015. The effect of increasing or decreasing the health care cost trend rates by one percentage point would increase or decrease the health benefit obligation by approximately $300,000 and the plan expense by approximately $30,000.

The estimated future benefit payments under the postretirement health benefit plan for each of the five succeeding years are $0.4 million, $0.4 million, $0.4 million, $0.5 million and $0.5 million and for the five-year period thereafter an aggregate of $2.9 million.

Financial Security Defined Benefit Plans.    The amount of financial security plan benefit expense and the projected financial security plan benefit obligation are determined using assumptions as of the end of the year. The weighted-average discount rate used was 6.74% in 2009 and 6.70% in 2008. Actuarial gains or losses are recognized when incurred, and therefore, the end of year benefit obligation is the same as the accrued benefit costs recognized in the consolidated balance sheet. The amount of financial security plan benefit expense charged to costs and expenses was as follows:

	2009	2008	2007
	In thousands
Service cost	$1,866	$3,045	$2,286
Interest cost	2,196	1,950	1,762
Recognized actuarial loss (gain)	617	1,337	(401)
Participant contributions	(380)	(389)	(324)

	$4,299	$5,943	$3,323

The following provides a reconciliation of the financial security plan benefit obligation.

	2009	2008
	In thousands
Change in projected benefit obligation
Benefit obligation at beginning of year	$33,242	$29,297
Service cost	1,866	3,045
Interest cost	2,196	1,950
Recognized actuarial loss (gain)	617	1,337
Benefits paid	(3,069)	(2,387)
Other	16	—

Benefit obligation/funded status at end of year	$34,868	$33,242

The estimated future benefit payments under the financial security plans for each of the five succeeding years are $3.4 million, $3.1 million, $2.9 million, $3.3 million and $3.6 million and for the five-year period thereafter an aggregate of $21.8 million.

Defined Contribution Plans.    Substantially all of our employees are covered by a series of defined contribution retirement plans. The amount of pension expense charged to costs and expenses for these plans was $4.5 million in 2009, $6.0 million in 2008 and $5.5 million in 2007. It is our policy to fund the plans to the extent of charges to income.

8. Income Taxes

The provisions (benefit) for income taxes are composed of:

	2009	2008	2007
	In thousands
Current	$(10,836)	$19,692	$38,230
Deferred	(1,938)	20,036	13,622

	$(12,774)	$39,728	$51,852

A reconciliation of income taxes at the federal statutory rate to the preceding provisions (benefit) follows:

	2009	2008	2007
	In thousands
Taxes at statutory rate	$(10,647)	$44,805	$54,940
Additional depletion	(5,213)	(6,603)	(6,869)
State income taxes	197	1,798	3,761
Nontaxable insurance benefits	(736)	(463)	(900)
Qualified domestic production activities	—	(1,225)	(1,071)
Stock-based compensation	763	882	646
Goodwill	1,893	—	—
Debt conversion costs	—	—	520
Other—net	969	534	825

	$(12,774)	$39,728	$51,852

The components of the net deferred tax liability at May 31 are summarized below.

	2009	2008
	In thousands
Deferred tax assets
Deferred compensation	$16,964	$18,114
Inventory costs	2,737	273
Accrued expenses not currently tax deductible	8,222	6,542
Goodwill	4,351	—
Other comprehensive income	7,888	4,161
Alternative minimum tax credit carryforward	24,366	1,259
Other	788	2,628

Total deferred tax assets	65,316	32,977
Deferred tax liabilities
Property, plant and equipment	86,381	47,391
Goodwill	—	13,085
Deferred real estate gains	14,504	13,625
Other	1,637	1,697

Total deferred tax liabilities	102,522	75,798

Net deferred tax liability	37,206	42,821
Less current deferred tax asset	(10,547)	(8,489)

Long-term deferred tax liability	$47,753	$51,310

We made income tax payments of $3.2 million in 2009, $26.8 million in 2008 and $34.3 million in 2007, and received income tax refunds of $13.5 million in 2009, $600,000 in 2008 and $8.4 million in 2007.

As of May 31, 2009, we had an alternative minimum tax credit carryforward of $24.4 million. The credit, which does not expire, is available for offset against future regular federal income tax. Management believes it is more likely than not that its deferred tax assets will be realized.

The American Jobs Creation Act of 2004, among other things, allows a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. We realized a benefit of $1.2 million in 2008 and $1.1 million in 2007, but did not realize a benefit in 2009 because of a taxable loss for the year.

In addition to our federal income tax return, we file income tax returns in various state jurisdictions. We are no longer subject to income tax examinations by federal tax authorities for years prior to 2007 and state tax authorities for years prior to 2006. The examination of our federal income tax returns for 2004 through 2006 was completed in February 2009. The results of this audit did not have a material effect on our financial position or results of operations.

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

In March 2008, the South Coast Air Quality Management District, or SCAQMD, informed one of our subsidiaries, Riverside Cement Company (Riverside), that it believed that dust blowing from open stockpiles of gray clinker or other operations at our Crestmore cement plant in Riverside, California caused the level of hexavalent chromium, or chrome 6, in the vicinity of the plant to be elevated above ambient air levels. Chrome 6 has been identified by the State of California as a carcinogen. Riverside immediately began taking steps, in addition to its normal dust control procedures, to reduce dust from plant operations and eliminate the use of open clinker stockpiles. In February 2008, the SCAQMD placed an air monitoring station at the downwind property line closest to the open clinker stockpiles. In the SCAQMD’s first public report of the results of its monitoring, over the period of February 12 to April 9, 2008, the average level of chrome 6 was 2.43 nanograms per cubic meter, or ng/m³. Since that time, the average level has decreased. The average levels of chrome 6 reported by the SCAQMD at all of the air monitoring stations in areas around the plant, including the station at the property line, are below 1.0 ng/m³ over the entire period of time it has operated the stations. The SCAQMD compared the level of exposure at the air monitor on our property line with the following employee exposure standards established by regulatory agencies:

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

In late April 2008, a lawsuit was filed in Riverside County Superior Court of the State of California styled Virginia Shellman, et al. v. Riverside Cement Holdings Company, et al . The lawsuit against three of our subsidiaries purports to be a class action complaint for medical monitoring for a putative class defined as individuals who were allegedly exposed to chrome 6 emissions from our Crestmore cement plant. The complaint alleges an increased risk of future illness due to the exposure to chrome 6 and other toxic chemicals. The suit requests, among other things, establishment and funding of a medical testing and monitoring program for the class until their exposure to chrome 6 is no longer a threat to their health, as well as punitive and exemplary damages.

Since the Shellman lawsuit was filed, five additional putative class action lawsuits have been filed in the same court. The putative class in each of these cases is the same as or a subset of the putative class in the Shellman case, and the allegations and requests for relief are similar to those in the Shellman case. As a consequence, the court has stayed four of these lawsuits until the Shellman lawsuit is finally determined.

Since August 2008, 15 additional lawsuits have been filed in the same court against us or one or more of our subsidiaries containing allegations of personal injury and wrongful death by approximately 2,200 individual plaintiffs who were allegedly exposed to chrome 6 and other toxic or harmful substances in the air, water and soil caused by emissions from the Crestmore plant. The plaintiffs allege causes of action that vary somewhat from suit to suit, but typically include, among other things, negligence, intentional and negligent infliction of emotional distress, trespass, public and private nuisance, strict liability, willful misconduct, fraudulent concealment, wrongful death and loss of consortium. The plaintiffs generally request, among other things, general and punitive damages, medical expenses, loss of earnings, property damages and medical monitoring costs. Some of the suits include additional defendants, such as the owner of another cement plant located approximately four miles from the Crestmore plant.

Since January 2009, five lawsuits have been filed against us or one or more of our subsidiaries in the same court involving similar allegations, causes of action and requests for relief, but with respect to our Oro Grande, California cement plant instead of the Crestmore plant. The suits involve approximately 270 individual plaintiffs. Prior to the filing of the lawsuits, the air quality management district in whose jurisdiction the plant lies conducted air sampling from locations around the plant. None of the samples contained chrome 6 levels above 1.0 ng/m³.

We will vigorously defend all of these suits but we cannot predict what liability, if any, could arise from them. We also cannot predict whether any other suits may be filed against us alleging damages due to injuries to persons or property caused by claimed exposure to chrome 6.

On July 3, 2008, the California Attorney General and the Riverside County District Attorney filed a complaint styled The People of the State of California v. TXI Riverside, Inc., TXI California, Inc. and Riverside Cement Holdings Company. The complaint against the two general partners in Riverside Cement Company and a subsidiary of Riverside Cement Company alleges that the defendants failed to warn persons of exposure to chrome 6 under the California’s Safe Drinking Water and Toxic Enforcement Act of 1986, which is known as Proposition 65. It further alleges that defendants have known since at least 2006 that the clinker at the Crestmore plant contains chrome 6, causing exposure to persons present in the surrounding area. The complaint also alleges that this exposure without first giving warning to such persons violates Proposition 65 and constitutes unfair competition within the meaning of the California Business and Professions Code. On June 9, 2009, a settlement agreement with the plaintiffs became effective in which we did not admit the allegations of the complaint, and did not admit any violation of law. However, in order to reduce our litigation costs and put the distractions of this suit behind us, we agreed to continue to give the notices required by Proposition 65 to employees and others entering the plant and, in the future, to give required notices to others if our operations would then require such notices. In addition, we agreed to pay a penalty of $190,000, to reimburse plaintiffs’ expenses of $25,000 and to reimburse the Center for Environmental Health for costs and attorneys’ fees of $6,000.

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

The following is a summary of operating results and certain other financial data for our business segments.

	2009	2008	2007
	In thousands
Net sales
Cement
Sales to external customers	$332,689	$424,199	$431,103
Intersegment sales	62,631	80,553	78,924
Aggregates
Sales to external customers	200,623	239,494	233,233
Intersegment sales	36,868	45,836	35,621
Consumer products
Sales to external customers	305,890	365,161	331,914
Intersegment sales	3,531	4,072	3,861
Eliminations	(103,030)	(130,461)	(118,406)

Total net sales	$839,202	$1,028,854	$996,250

Segment operating profit (loss)
Cement	$(13,263)	$103,751	$173,204
Aggregates	34,229	55,623	36,886
Consumer products	8,863	11,583	9,846
Unallocated overhead and other income—net	(11,720)	(11,065)	(12,164)

Total segment operating profit	18,109	159,892	207,772
Corporate
Selling, general and administrative expense	(17,959)	(33,892)	(45,194)
Interest	(33,286)	(2,505)	(14,074)
Loss on debt retirements and spin-off charges	(907)	—	(48)
Other income	3,622	3,864	8,107

Income (loss) from continuing operations before income taxes	$(30,421)	$127,359	$156,563

	2009	2008	2007
	In thousands
Identifiable assets
Cement	$1,150,210	$1,044,981	$776,810
Aggregates	236,727	220,474	221,820
Consumer products	95,310	120,063	102,916
Corporate	90,297	146,016	173,824

Total assets	$1,572,544	$1,531,534	$1,275,370

Depreciation, depletion and amortization
Cement	$37,821	$25,645	$23,234
Aggregates	21,919	21,166	16,093
Consumer products	7,434	7,998	6,493
Corporate	1,018	768	536

Total depreciation, depletion and amortization	$68,192	$55,577	$46,356

Capital expenditures
Cement	$242,355	$267,118	$231,332
Aggregates	41,068	31,849	64,141
Consumer products	4,770	12,190	19,691
Corporate	351	1,368	2,494

Total capital expenditures	$288,544	$312,525	$317,658

Net sales by product
Cement	$301,827	$388,136	$403,493
Stone, sand and gravel	99,206	127,399	124,491
Ready-mix concrete	247,766	310,170	277,725
Other products	113,006	118,347	111,691
Delivery fees	77,397	84,802	78,850

Total net sales	$839,202	$1,028,854	$996,250

All sales were made in the United States during the periods presented with no single customer representing more than 10 percent of sales. All of our identifiable assets are located in the United States.

Cement segment operating profit includes the recognition as of May 31, 2009 of a goodwill impairment charge of $58.4 million. In addition, operating profit in 2009 includes $2.8 million in lease bonus payments received upon the execution of oil and gas lease agreements on property we own in north Texas. Operating profit includes $1.7 million in 2009 and $3.9 million in 2008 from sales of emission credits associated with our California cement operations. Operating profit in 2007 includes $19.8 million representing distributions which we received pursuant to agreements that settled a 16-year dispute over the U.S. antidumping duty order on cement imports from Mexico.

Aggregates segment operating profit includes gains of $5.0 million in 2009 and $15.2 million in 2008 from sales of operating assets and real estate associated with our aggregate operations in north Texas and south Louisiana.

Cement capital expenditures, including capitalized interest, incurred in connection with the expansion of our Hunter, Texas cement plant were $222.1 million in 2009, $71.6 million in 2008 and $6.5 million in 2007. In addition, cement capital expenditures, including capitalized interest, incurred in connection with the expansion and modernization of our Oro Grande, California cement plant were $1.3 million in 2009, $176.0 million in 2008 and $208.4 million in 2007. Other capital expenditures incurred represent normal replacement and technological upgrades of existing equipment and acquisitions to sustain existing operations in each segment.

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

The following condensed consolidating balance sheets, statements of operations and statements of cash flows are provided for the parent company and all guarantor subsidiaries. The information has been presented as if the parent company accounted for its ownership of the guarantor subsidiaries using the equity method of accounting.

	Texas Industries, Inc.	Guarantor Subsidiaries	Eliminating Entries	Consolidated
	In thousands
Condensed consolidating balance sheet at May 31, 2009

Cash and cash equivalents	$17,226	$2,570	$—	$19,796
Receivables—net	14,707	114,725	—	129,432
Intercompany receivables	333,886	18,759	(352,645)	—
Inventories	—	155,724	—	155,724
Deferred income taxes and prepaid expenses	426	21,613	—	22,039

Total current assets	366,245	313,391	(352,645)	326,991

Goodwill	—	1,715	—	1,715
Real estate and investments	3,965	6,036	—	10,001
Deferred charges and other	8,997	5,489	—	14,486
Investment in subsidiaries	940,982	—	(940,982)	—
Long-term intercompany receivables	50,000	—	(50,000)	—
Property, plant and equipment—net	—	1,219,351	—	1,219,351

Total assets	$1,370,189	$1,545,982	$(1,343,627)	$1,572,544

Accounts payable	$74	$55,675	$—	$55,749
Intercompany payables	18,759	333,886	(352,645)	—
Accrued interest, compensation and other	19,773	32,083	—	51,856
Current portion of long-term debt	—	243	—	243

Total current liabilities	38,606	421,887	(352,645)	107,848

Long-term debt	532,725	8,815	—	541,540
Long-term intercompany payables	—	50,000	(50,000)	—
Deferred income taxes and other credits	(4,287)	124,298	—	120,011
Shareholders’ equity	803,145	940,982	(940,982)	803,145

Total liabilities and shareholders’ equity	$1,370,189	$1,545,982	$(1,343,627)	$1,572,544

	Texas Industries, Inc.	Guarantor Subsidiaries	Eliminating Entries	Consolidated
	In thousands
Condensed consolidating balance sheet at May 31, 2008

Cash and cash equivalents	$34,675	$4,852	$—	$39,527
Receivables—net	15,267	155,676	—	170,943
Intercompany receivables	232,683	18,765	(251,448)	—
Inventories	—	144,654	—	144,654
Deferred income taxes and prepaid expenses	366	17,577	—	17,943

Total current assets	282,991	341,524	(251,448)	373,067

Goodwill	—	60,110	—	60,110
Real estate and investments	5,290	53,971	—	59,261
Deferred charges and other	7,483	3,849	—	11,332
Investment in subsidiaries	933,384	—	(933,384)	—
Long-term intercompany receivables	50,000	—	(50,000)	—
Property, plant and equipment—net	—	1,027,764	—	1,027,764

Total assets	$1,279,148	$1,487,218	$(1,234,832)	$1,531,534

Accounts payable	$64	$111,414	$—	$111,478
Intercompany payables	18,765	232,683	(251,448)	—
Accrued interest, compensation and other	14,460	52,507	—	66,967
Current portion of long-term debt	7,500	225	—	7,725

Total current liabilities	40,789	396,829	(251,448)	186,170

Long-term debt	392,822	9,058	—	401,880
Long-term intercompany payables	—	50,000	(50,000)	—
Deferred income taxes and other credits	20,170	97,947	—	118,117
Shareholders’ equity	825,367	933,384	(933,384)	825,367

Total liabilities and shareholders’ equity	$1,279,148	$1,487,218	$(1,234,832)	$1,531,534

Condensed consolidating statement of operations for the year ended May 31, 2009

Net sales	$—	$839,202	$—	$839,202
Cost of products sold	—	726,133	—	726,133

Gross profit	—	113,069	—	113,069

Selling, general and administrative	2,671	69,422	—	72,093
Goodwill impairment	—	58,395	—	58,395
Interest	46,953	—	(13,667)	33,286
Loss on debt retirements	907	—	—	907
Other income	(435)	(20,756)	—	(21,191)
Intercompany other income	(3,500)	(10,167)	13,667	—

	46,596	96,894	—	143,490

Income (loss) before the following items	(46,596)	16,175	—	(30,421)
Income taxes (benefit)	(16,454)	3,680	—	(12,774)

	(30,142)	12,495	—	(17,647)
Equity in earnings (loss) of subsidiaries	12,495	—	(12,495)	—

Net income (loss)	$(17,647)	$12,495	$(12,495)	$(17,647)

	Texas Industries, Inc.	Guarantor Subsidiaries	Eliminating Entries	Consolidated
	In thousands
Condensed consolidating statement of operations for the year ended May 31, 2008

Net sales	$—	$1,028,854	$—	$1,028,854
Cost of products sold	—	834,333	—	834,333

Gross profit	—	194,521	—	194,521

Selling, general and administrative	8,663	87,557	—	96,220
Goodwill impairment	—	—	—	—
Interest	28,159	3,500	(29,154)	2,505
Loss on debt retirements	—	—	—	—
Other income	(503)	(31,060)	—	(31,563)
Intercompany other income	(3,500)	(25,654)	29,154	—

	32,819	34,343	—	67,162

Income (loss) before the following items	(32,819)	160,178	—	127,359
Income taxes (benefit)	(12,859)	52,587	—	39,728

	(19,960)	107,591	—	87,631
Equity in earnings (loss) of subsidiaries	107,591	—	(107,591)	—

Net income (loss)	$87,631	$107,591	$(107,591)	$87,631

Condensed consolidating statement of operations for the year ended May 31, 2007

Net sales	$—	$996,250	$—	$996,250
Cost of products sold	—	754,088	—	754,088

Gross profit	—	242,162	—	242,162

Selling, general and administrative	11,173	96,933	—	108,106
Goodwill impairment	—	—	—	—
Interest	26,872	57	(12,855)	14,074
Loss on debt retirements	48	—	—	48
Other income	(4,119)	(32,510)	—	(36,629)
Intercompany other income	(3,500)	(9,355)	12,855	—

	30,474	55,125	—	85,599

Income (loss) before the following items	(30,474)	187,037	—	156,563
Income taxes (benefit)	(11,293)	63,145	—	51,852

	(19,181)	123,892	—	104,711
Equity in earnings (loss) of subsidiaries	123,892	—	(123,892)	—

Net income (loss)	$104,711	$123,892	$(123,892)	$104,711

	Texas Industries, Inc.	Guarantor Subsidiaries	Eliminating Entries	Consolidated
	In thousands
Condensed consolidating statement of cash flows for the year ended May 31, 2009

Net cash provided by operating activities	$(142,508)	$249,794	$—	$107,286

Investing activities
Capital expenditures—expansions	—	(223,445)	—	(223,445)
Capital expenditures—other	—	(65,099)	—	(65,099)
Cash designated for property acquisitions	—	28,733	—	28,733
Proceeds from asset disposals	—	7,981	—	7,981
Investments in life insurance contracts	2,876	—	—	2,876
Purchases of short-term investments	—	—	—	—
Sales of short-term investments	—	—	—	—
Other—net	—	(21)	—	(21)

Net cash used by investing activities	2,876	(251,851)	—	(248,975)

Financing activities
Long-term borrowings	327,250	—	—	327,250
Debt retirements	(197,547)	(225)	—	(197,772)
Debt issuance costs	(5,470)	—	—	(5,470)
Stock option exercises	4,641	—	—	4,641
Excess tax benefits from stock-based compensation	1,596	—	—	1,596
Common dividends paid	(8,287)	—	—	(8,287)

Net cash provided by financing activities	122,183	(225)	—	121,958

Increase (decrease) in cash and cash equivalents	(17,449)	(2,282)	—	(19,731)

Cash and cash equivalents at beginning of year	34,675	4,852	—	39,527

Cash and cash equivalents at end of year	$17,226	$2,570	$—	$19,796

Condensed consolidating statement of cash flows for the year ended May 31, 2008

Net cash provided by operating activities	$(200,685)	$302,240	$—	$101,555

Investing activities
Capital expenditures—expansions	—	(247,552)	—	(247,552)
Capital expenditures—other	—	(64,973)	—	(64,973)
Cash designated for property acquisitions	—	(28,733)	—	(28,733)
Proceeds from asset disposals	—	34,922	—	34,922
Investments in life insurance contracts	99,203	—	—	99,203
Purchases of short-term investments	—	—	—	—
Sales of short-term investments	—	—	—	—
Other—net	—	101	—	101

Net cash used by investing activities	99,203	(306,235)	—	(207,032)

Financing activities
Long-term borrowings	366,000	—	—	366,000
Debt retirements	(232,170)	(196)	—	(232,366)
Debt issuance costs	(2,160)	—	—	(2,160)
Stock option exercises	3,315	—	—	3,315
Excess tax benefits from stock-based compensation	3,299	—	—	3,299
Common dividends paid	(8,222)	—	—	(8,222)

Net cash provided by financing activities	130,062	(196)	—	129,866

Increase (decrease) in cash and cash equivalents	28,580	(4,191)	—	24,389

Cash and cash equivalents at beginning of year	6,095	9,043	—	15,138

Cash and cash equivalents at end of year	$34,675	$4,852	$—	$39,527

	Texas Industries, Inc.	Guarantor Subsidiaries	Eliminating Entries	Consolidated
	In thousands
Condensed consolidating statement of cash flows for the year ended May 31, 2007

Net cash provided by operating activities	$(129,957)	$315,915	$—	$185,958

Investing activities
Capital expenditures—expansions	—	(214,878)	—	(214,878)
Capital expenditures—other	—	(102,780)	—	(102,780)
Cash designated for property acquisitions	—	—	—	—
Proceeds from asset disposals	—	5,552	—	5,552
Investments in life insurance contracts	(6,061)	—	—	(6,061)
Purchases of short-term investments	(8,500)	—	—	(8,500)
Sales of short-term investments	59,000	—	—	59,000
Other—net	—	(336)	—	(336)

Net cash used by investing activities	44,439	(312,442)	—	(268,003)

Financing activities
Long-term borrowings	38,000	—	—	38,000
Debt retirements	(25,527)	—	—	(25,527)
Debt issuance costs	—	—	—	—
Stock option exercises	6,394	—	—	6,394
Excess tax benefits from stock-based compensation	1,694	—	—	1,694
Common dividends paid	(7,517)	—	—	(7,517)

Net cash provided by financing activities	13,044	—	—	13,044

Increase (decrease) in cash and cash equivalents	(72,474)	3,473	—	(69,001)

Cash and cash equivalents at beginning of year	78,569	5,570	—	84,139

Cash and cash equivalents at end of year	$6,095	$9,043	$—	$15,138

QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following is a summary of quarterly financial information (in thousands except per share). Our previously reported interim periods have been adjusted for the effect of the adoption of the average cost method of valuing our natural aggregate inventories as discussed in Note 1 of Notes to Consolidated Financial Statements.

2009	Aug.	Nov.	Feb.	May
Net sales	$256,392	$221,799	$178,659	$182,352

Gross profit
As previously reported	$32,638	$27,793	$28,631	$24,144
Adjustments	(11)	(1,139)	1,013	—

As adjusted	$32,627	$26,654	$29,644	$24,144

Net income (loss)(1)(2)(3)
As previously reported	$10,658	$3,853	$10,282	$(42,354)
Adjustments	(6)	(719)	639	—

As adjusted	$10,652	$3,134	$10,921	$(42,354)

Basic earnings (loss) per share
As previously reported	$.39	$.14	$.37	$(1.53)
Adjustments	—	(.03)	.02	—

As adjusted	$.39	$.11	$.39	$(1.53)

Diluted earnings (loss) per share
As previously reported	$.38	$.14	$.37	$(1.53)
Adjustments	—	(.03)	.02	—

As adjusted	$.38	$.11	$.39	$(1.53)

2008	Aug.	Nov.	Feb.	May
Net sales	$263,454	$268,473	$230,535	$266,392

Gross profit
As previously reported	$46,017	$60,202	$39,555	$48,061
Adjustments	(2,932)	1,191	1,244	1,183

As adjusted	$43,085	$61,393	$40,799	$49,244

Net income (loss)(4)
As previously reported	$17,914	$29,315	$14,624	$25,561
Adjustments	(1,837)	746	780	528

As adjusted	$16,077	$30,061	$15,404	$26,089

Basic earnings (loss) per share
As previously reported	$.66	$1.07	$.53	$.93
Adjustments	(.07)	.03	.03	.02

As adjusted	$.59	$1.10	$.56	$.95

Diluted earnings (loss) per share
As previously reported	$.64	$1.05	$.53	$.92
Adjustments	(.06)	.03	.02	.02

As adjusted	$.58	$1.08	$.55	$.94

(1)	During the August 2008 quarter, we recorded pretax income of $4.6 million representing lease bonus payments received upon the execution of oil and gas lease agreements on property we own in north Texas. We also sold emission credits associated with our California cement operations for a pretax gain of $1.7 million.

(2)	During the February 2009 quarter, we sold operating assets and real estate associated with our aggregate operations in north Texas for a total pretax gain of $5.0 million.

(3)	During the May 2009 quarter, we recognized a goodwill impairment charge of $58.4 million associated with our California cement operations.

(4)	During the May 2008 quarter, we sold operating assets and real estate associated with our aggregate operations in south Louisiana and north Texas for total pretax gains of $15.2 million and emission credits associated with our California cement operations for a pretax gain of $3.9 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Texas Industries, Inc.

We have audited the accompanying consolidated balance sheets of Texas Industries, Inc. and subsidiaries (the Company) as of May 31, 2009 and 2008, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended May 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Texas Industries, Inc. and subsidiaries at May 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Texas Industries, Inc. and subsidiaries’ internal control over financial reporting as of May 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 15, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Ft. Worth, Texas

July 15, 2009

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of May 31, 2009.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2009. The criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework were used by management in its assessment. Based on the assessment, management concluded that the Company’s internal control over financial reporting was effective as of May 31, 2009.

Ernst & Young LLP, the Company’s Independent Registered Public Accounting Firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. It appears immediately following this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders

Texas Industries, Inc.

We have audited Texas Industries, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of May 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Texas Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Texas Industries, Inc. and subsidiaries as of May 31, 2009 and 2008, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the three years in the period ended May 31, 2009 of Texas Industries, Inc. and Subsidiaries and our report dated July 15, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Ft. Worth, Texas

July 15, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our executive officers is incorporated by reference to the “Executive Officers” section in Item 1 of this Report. Information about our directors is incorporated by reference to the “Election of Directors” section in our Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after May 31, 2009 (the “Proxy Statement”). Information about changes in the procedures by which shareholders may recommend director nominees is incorporated by reference to the “Corporate Governance—Director Nominations” section of the Proxy Statement. Information about the Audit Committee and an audit committee financial expert is incorporated by reference to the “Board of Directors and Its Standing Committees—Audit Committee” section of the Proxy Statement.

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

Information about executive and director compensation is incorporated by reference to the “Compensation Discussion and Analysis,” “Compensation Tables and Information,” “Compensation Committee Report,” and “Director Compensation” sections of the Proxy Statement. Information about compensation committee interlocks and insider participation is incorporated by reference to the “Corporate Governance—Compensation Committee Interlocks and Insider Participation” section of the Proxy Statement.

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

(3)	Listing of Exhibits

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K dated August 28, 1996)

3.2	By-laws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated April 13, 2005)

3.3	Amended and Restated Certificate of Designations of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 1, 2006)

4.1	Form of Rights Agreement dated as of November 1, 2006, between Texas Industries, Inc. and Mellon Investor Services, LLC (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on October 20, 2006)

4.2	Form of the Company’s 7 1/4% Senior Note due 2013 (CUSIP 882491 AK9) (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated June 29, 2005)

4.3	Form of the Company’s Notation of Guarantee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated June 29, 2005)

4.4	Form of the Company’s 7 1/4% Senior Note due 2013 (CUSIP 882491 AM5) and Notation of Guarantee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed August 19, 2008)

4.5	Form of the Company’s 7 1/4% Senior Note due 2013 (CUSIP U88244 AC9) and Notation of Guarantee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed August 19, 2008)

4.6	Registration Rights Agreement, dated July 6, 2005, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K dated June 29, 2005)

4.7	Registration Rights Agreement, dated August 18, 2008, among the Company, the Guarantors and the Initial Purchasers (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed August 19, 2008)

4.8	Indenture, dated July 6, 2005, among the Company, the Guarantors and Wells Fargo, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K dated June 29, 2005)

4.9	First Supplemental Indenture dated August 18, 2008 among the Company, the Guarantors and the Trustee (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed August 19, 2008)

4.10	Second Supplemental Indenture dated August 18, 2008 among the Company, the Guarantors and the Trustee (incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K filed August 19, 2008)

10.1	Purchase Agreement, dated June 29, 2005, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 29, 2005)

10.2	Purchase Agreement, dated August 7, 2008, among the Company, the Guarantors and the Initial Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 13, 2008)

10.3	Second Amended and Restated Credit Agreement, dated June 19, 2009, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the lenders that are parties thereto (incorporated by reference to Exhibit 10.1 to Report on Form 8-K filed on June 25, 2009)

10.4	First Amendment to Second Amended and Restated Credit Agreement, dated June 19, 2009, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the lenders that are parties thereto (incorporated by reference to Exhibit 10.2 to Report on Form 8-K filed on June 25, 2009)

10.5	Amended and Restated Security Agreement, dated June 19, 2009, among the Company, the Guarantors and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to Report on Form 8-K filed on June 25, 2009)

10.6	Separation and Distribution Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated June 29, 2005)

10.7	Amendment No. 1 to Separation and Distribution Agreement dated as of July 27, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated July 27, 2005)

10.8	Tax Sharing and Indemnification Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated June 29, 2005)

10.9	Employment Agreement of Mel G. Brekhus (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 22, 2007)

10.10	Texas Industries, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 as filed May 19, 1994, File No. 033-53715)

10.11	Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.12	Form of Stock Option Agreement under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 25, 2006)

10.13	Form of Non-Employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 16, 2009)

10.14	TXI Annual Incentive Plans-Fiscal Year 2010

10.15	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2010 (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on July 13, 2007)

10.16	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2011 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on July 11, 2008)

10.17	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2012

10.18	Master Performance-Based Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement filed on August 25, 2006)

10.19	Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on August 12, 2005)

10.20	Form of SAR Agreement for Non-Employee Directors under Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on August 12, 2005)

10.21	Form of Amendment No. 1 to SAR Agreement for Non-Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K dated April 19, 2006)

10.22	SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan between Texas Industries, Inc. and Mel G. Brekhus, dated June 1, 2004 (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on July 25, 2006)

10.23	Amendment No. 1 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, by and between Texas Industries, Inc. and Mel G. Brekhus dated April 24, 2006 (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K filed on July 25, 2006)

10.24	Contract, dated September 27, 2005, between Riverside Cement Company and Oro Grande Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated September 27, 2005, noting that portions of the exhibit were omitted pursuant to a request for confidential treatment)

10.25	Deferred Compensation Plan for Directors of Texas Industries, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 18, 2006)

10.26	Form of 2005 Executive Financial Security Plan (Annuity Formula) (incorporated by reference to Exhibit 10.25 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.27	Form of 2005 Executive Financial Security Plan (Lump Sum Formula) (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.28	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated April 19, 2006)

10.29	Amendment No. 2 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, between Texas Industries, Inc. and Mel G. Brekhus dated July 11, 2007 (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed on July 13, 2007)

10.30	Contract, signed September 21, 2007, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed on September 27, 2007, noting that portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.31	Amendment No. 1 to Employment Agreement of Mel G. Brekhus dated March 26, 2009 (incorporated by reference to Exhibit 10.33 in Quarterly Report on Form 10-Q filed on March 27, 2009)

12.1	Computation of Ratios of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant as of May 31, 2009

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney for certain members of the Board of Directors

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of July, 2009.

TEXAS INDUSTRIES, INC.

By	/S/ MEL G. BREKHUS
Mel G. Brekhus, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ MEL G. BREKHUS Mel G. Brekhus	Director, President and Chief Executive Officer (Principal Executive Officer)	July 17, 2009

/S/ KENNETH R. ALLEN Kenneth R. Allen	Vice President—Finance and Chief Financial Officer (Principal Financial Officer)	July 17, 2009

/S/ T. LESLEY VINES T. Lesley Vines	Vice President—Corporate Controller (Principal Accounting Officer)	July 17, 2009

/S/ EUGENIO CLARIOND* Eugenio Clariond	Director	July 17, 2009

/S/ SAM COATS* Sam Coats	Director	July 17, 2009

/S/ GORDON E. FORWARD* Gordon E. Forward	Director	July 17, 2009

/S/ KEITH W. HUGHES* Keith W. Hughes	Director	July 17, 2009

/S/ HENRY H. MAUZ, JR.* Henry H. Mauz, Jr.	Director	July 17, 2009

/S/ THOMAS RANSDELL* Thomas Ransdell	Director	July 17, 2009

/S/ ROBERT D. ROGERS* Robert D. Rogers	Director	July 17, 2009

/S/ RONALD G. STEINHART* Ronald G. Steinhart	Director	July 17, 2009

* By	/S/ T. LESLEY VINES
T. Lesley Vines Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit Number
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K dated August 28, 1996)

3.2	By-laws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated April 13, 2005)

3.3	Amended and Restated Certificate of Designations of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 1, 2006)

4.1	Form of Rights Agreement dated as of November 1, 2006, between Texas Industries, Inc. and Mellon Investor Services, LLC (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on October 20, 2006)

4.2	Form of the Company’s 7 1/4% Senior Note due 2013 (CUSIP 882491 AK9) (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated June 29, 2005)

4.3	Form of the Company’s Notation of Guarantee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated June 29, 2005)

4.4	Form of the Company’s 7 1/4% Senior Note due 2013 (CUSIP 882491 AM5) and Notation of Guarantee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed August 19, 2008)

4.5	Form of the Company’s 7 1/4% Senior Note due 2013 (CUSIP U88244 AC9) and Notation of Guarantee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed August 19, 2008)

4.6	Registration Rights Agreement, dated July 6, 2005, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K dated June 29, 2005)

4.7	Registration Rights Agreement, dated August 18, 2008, among the Company, the Guarantors and the Initial Purchasers (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed August 19, 2008)

4.8	Indenture, dated July 6, 2005, among the Company, the Guarantors and Wells Fargo, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K dated June 29, 2005)

4.9	First Supplemental Indenture dated August 18, 2008 among the Company, the Guarantors and the Trustee (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed August 19, 2008)

4.10	Second Supplemental Indenture dated August 18, 2008 among the Company, the Guarantors and the Trustee (incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K filed August 19, 2008)

10.1	Purchase Agreement, dated June 29, 2005, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 29, 2005)

10.2	Purchase Agreement, dated August 7, 2008, among the Company, the Guarantors and the Initial Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 13, 2008)

10.3	Second Amended and Restated Credit Agreement, dated June 19, 2009, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the lenders that are parties thereto (incorporated by reference to Exhibit 10.1 to Report on Form 8-K filed on June 25, 2009)

Exhibit Number
10.4	First Amendment to Second Amended and Restated Credit Agreement, dated June 19, 2009, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the lenders that are parties thereto (incorporated by reference to Exhibit 10.2 to Report on Form 8-K filed on June 25, 2009)

10.5	Amended and Restated Security Agreement, dated June 19, 2009, among the Company, the Guarantors and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to Report on Form 8-K filed on June 25, 2009)

10.6	Separation and Distribution Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated June 29, 2005)

10.7	Amendment No. 1 to Separation and Distribution Agreement dated as of July 27, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated July 27, 2005)

10.8	Tax Sharing and Indemnification Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated June 29, 2005)

10.9	Employment Agreement of Mel G. Brekhus (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 22, 2007)

10.10	Texas Industries, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 as filed May 19, 1994, File No. 033-53715)

10.11	Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.12	Form of Stock Option Agreement under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 25, 2006)

10.13	Form of Non-Employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 16, 2009)

10.14	TXI Annual Incentive Plans-Fiscal Year 2010

10.15	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2010 (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on July 13, 2007)

10.16	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2011 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on July 11, 2008)

10.17	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2012

10.18	Master Performance-Based Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement filed on August 25, 2006)

10.19	Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on August 12, 2005)

10.20	Form of SAR Agreement for Non-Employee Directors under Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on August 12, 2005)

10.21	Form of Amendment No. 1 to SAR Agreement for Non-Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K dated April 19, 2006)

Exhibit Number
10.22	SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan between Texas Industries, Inc. and Mel G. Brekhus, dated June 1, 2004 (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on July 25, 2006)

10.23	Amendment No. 1 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, by and between Texas Industries, Inc. and Mel G. Brekhus dated April 24, 2006 (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K filed on July 25, 2006)

10.24	Contract, dated September 27, 2005, between Riverside Cement Company and Oro Grande Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated September 27, 2005, noting that portions of the exhibit were omitted pursuant to a request for confidential treatment)

10.25	Deferred Compensation Plan for Directors of Texas Industries, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 18, 2006)

10.26	Form of 2005 Executive Financial Security Plan (Annuity Formula) (incorporated by reference to Exhibit 10.25 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.27	Form of 2005 Executive Financial Security Plan (Lump Sum Formula) (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.28	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated April 19, 2006)

10.29	Amendment No. 2 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, between Texas Industries, Inc. and Mel G. Brekhus dated July 11, 2007 (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed on July 13, 2007)

10.30	Contract, signed September 21, 2007, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed on September 27, 2007, noting that portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.31	Amendment No. 1 to Employment Agreement of Mel G. Brekhus dated March 26, 2009 (incorporated by reference to Exhibit 10.33 in Quarterly Report on Form 10-Q filed on March 27, 2009)

12.1	Computation of Ratios of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant as of May 31, 2009

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney for certain members of the Board of Directors

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer