Form 10-Q
period 2009-08-31
TEXAS INDUSTRIES INC
filed 2009-09-25
CIK 97472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes          No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [X]	Accelerated Filer [ ]
Non-accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes        No X

There were 27,737,228 shares of the Registrant’s Common Stock, $1.00 par value, outstanding as of September 21, 2009.

INDEX

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CONSOLIDATED BALANCE SHEETS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	(Unaudited) August 31,	May 31,
In thousands	2009	2009

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$32,183	$19,796
Receivables – net	129,430	129,432
Inventories	156,355	155,724
Deferred income taxes and prepaid expenses	21,244	22,039

TOTAL CURRENT ASSETS	339,212	326,991

OTHER ASSETS
Goodwill	1,715	1,715
Real estate and investments	7,736	10,001
Deferred charges and other	15,852	14,486

	25,303	26,202

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	156,887	156,917
Buildings	58,234	58,442
Machinery and equipment	1,245,722	1,247,931
Construction in progress	328,508	328,256

	1,789,351	1,791,546
Less depreciation and depletion	587,052	572,195

	1,202,299	1,219,351

	$1,566,814	$1,572,544

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$48,894	$55,749
Accrued interest, compensation and other	47,808	51,856
Current portion of long-term debt	247	243

TOTAL CURRENT LIABILITIES	96,949	107,848

LONG-TERM DEBT	542,371	541,540

DEFERRED INCOME TAXES AND OTHER CREDITS	122,765	120,011

SHAREHOLDERS’ EQUITY
Common stock, $1 par value	27,737	27,718
Additional paid-in capital	471,548	469,908
Retained earnings	318,834	319,199
Accumulated other comprehensive loss	(13,390)	(13,680)

	804,729	803,145

	$1,566,814	$1,572,544

See notes to consolidated financial statements.

(Unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Three months ended August 31,
In thousands except per share	2009	2008

NET SALES	$183,957	$256,392

Cost of products sold	149,852	223,765

GROSS PROFIT	34,105	32,627

Selling, general and administrative	20,254	17,338
Interest	13,244	7,245
Loss on debt retirements	--	907
Other income	(2,652)	(8,241)

	30,846	17,249

INCOME BEFORE INCOME TAXES	3,259	15,378

Income taxes	1,544	4,726

NET INCOME	$1,715	$10,652

Net income per share
Basic	$.06	$.39
Diluted	$.06	$.38

Average shares outstanding
Basic	27,720	27,506
Diluted	27,940	27,831

Cash dividends per share	$.075	$.075

See notes to consolidated financial statements.

(Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Three months ended August 31,
In thousands	2009	2008

OPERATING ACTIVITIES
Net income	$1,715	$10,652
Adjustments to reconcile net income to cash provided by operating activities
Depreciation, depletion and amortization	16,594	16,865
Gains on asset disposals	(1,030)	(280)
Deferred income taxes	743	2,538
Stock-based compensation expense (credit)	2,643	(4,060)
Excess tax benefits from stock-based compensation	(211)	(1,212)
Loss on debt retirements	--	907
Other – net	(221)	(1,006)
Changes in operating assets and liabilities
Receivables – net	(888)	14,269
Inventories	757	(12,504)
Prepaid expenses	1,074	1,366
Accounts payable and accrued liabilities	(6,638)	(16,920)

Net cash provided by operating activities	14,538	10,615

INVESTING ACTIVITIES
Capital expenditures – expansions	(4,569)	(48,037)
Capital expenditures – other	(804)	(40,699)
Cash designated for property acquisitions	--	26,958
Proceeds from asset disposals	1,068	512
Investments in life insurance contracts	5,802	1,464
Other – net	(19)	192

Net cash provided (used) by investing activities	1,478	(59,610)

FINANCING ACTIVITIES
Long-term borrowings	--	327,250
Debt retirements	(59)	(197,555)
Debt issuance costs	(2,032)	(2,306)
Stock option exercises	331	1,480
Excess tax benefits from stock-based compensation	211	1,212
Common dividends paid	(2,080)	(2,065)

Net cash provided (used) by financing activities	(3,629)	128,016

Increase in cash and cash equivalents	12,387	79,021

Cash and cash equivalents at beginning of period	19,796	39,527

Cash and cash equivalents at end of period	$32,183	$118,548

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

1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 2009, are not necessarily indicative of the results that may be expected for the year ended May 31, 2010. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Texas Industries, Inc. for the year ended May 31, 2009.

Principles of Consolidation. The consolidated financial statements include the accounts of Texas Industries, Inc. and all subsidiaries. The consolidated financial statements also include the accounts of a former qualified intermediary trust, in which we were the primary beneficiary. The trust accounts were established in connection with our tax deferred like-kind-exchange property acquisition transactions under Section 1031 of the Internal Revenue Code. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation or adjusted to reflect changes we made to prior period interim financial information related to our aggregate inventory in conjunction with our audited financial statements for the year ended May 31, 2009. See Note 1 of Notes to Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended May 31, 2009.

Subsequent Events. We evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on September 25, 2009. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our consolidated financial statements.

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

Goodwill resulting from the acquisition of ready-mix operations in Texas and Louisiana and identified with our consumer products operations has a carrying value of $1.7 million at both August 31, 2009 and May 31, 2009. Based on an impairment test performed as of March 31, 2009, the fair value of the reporting unit exceeds its carrying value.

Real Estate and Investments. Surplus real estate and real estate acquired for development of high quality industrial, office or multi-use parks totaled $6.0 million at both August 31, 2009 and May 31, 2009.

Investments include life insurance contracts purchased in connection with certain of our benefit plans. The contracts, recorded at their net cash surrender value, totaled $1.7 million (net of distributions of $80.4 million plus accrued interest and fees) at August 31, 2009 and $4.0 million (net of distributions of $89.5 million plus accrued interest and fees) at May 31, 2009. We can elect to receive distributions chargeable against the cash surrender value of the policies in the form of borrowings or withdrawals or we can elect to surrender the policies and receive their net cash surrender value. Distributions and policy surrenders totaling $8.1 million and $3.5 million were received in the three-month periods ended August 31, 2009 and August 31, 2008, respectively.

Deferred Charges and Other. Deferred charges are composed primarily of debt issuance costs that totaled $10.3 million at August 31, 2009 and $9.0 million at May 31, 2009. The costs are amortized over the term of the related debt.

Other Credits. Other credits totaled $73.8 million at August 31, 2009 and $72.3 million at May 31, 2009 and are composed primarily of liabilities related to our retirement plans, deferred compensation agreements and asset retirement obligations.

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

Changes in asset retirement obligations are as follows:

	Three months ended August 31,
In thousands	2009	2008

Balance at beginning of period	$4,415	$3,961
Accretion expense	83	82
Settlements	(5)	--

Balance at end of period	$4,493	$4,043

Accumulated Other Comprehensive Loss. Amounts recognized in accumulated other comprehensive loss represent adjustments related to a defined benefit retirement plan and a postretirement health benefit plan covering approximately 600 employees and retirees of our California cement subsidiary. The amounts totaled $13.4 million (net of tax of $7.7 million) at August 31, 2009 and $13.7 million (net of tax of $7.9 million) at May 31, 2009.

Comprehensive income for the three-month periods ending August 31, 2009 and August 31, 2008 consisted of net income and amounts in accumulated other comprehensive loss recognized in the periods as components of net periodic postretirement benefit cost, net of tax. Comprehensive income was $2.0 million and $10.8 million in the three-month periods ended August 31, 2009 and August 31, 2008, respectively.

Net Sales. Sales are recognized when title has transferred and products are delivered. We include delivery fees in the amount we bill customers to the extent needed to recover our cost of freight and delivery. Net sales are presented as revenues and include these delivery fees.

Other Income. Routine sales of surplus operating assets and real estate resulted in gains of $1.0 million and $0.3 million in the three-month periods ended August 31, 2009 and August 31, 2008, respectively. In addition, other income in the three-month period ended August 31, 2008 includes a gain of $1.7 million from the sale of emission credits associated with our California cement operations. We have entered into various oil and gas lease agreements on property we own in north Texas. The terms of the agreements include the payment of a lease bonus and royalties on any oil and gas produced. However, we cannot guaranty what the level of royalties, if any, will be. Other income in the three-month period ended August 31, 2008 includes $4.6 million representing lease bonus payments received.

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

Diluted EPS adjusts net income and the outstanding shares for the dilutive effect of stock options, restricted shares and awards.

Basic and Diluted EPS are calculated as follows:

	Three months ended August 31,
In thousands except per share	2009	2008

Basic earnings
Net income	$1,715	$10,652
Unvested restricted share participation	(1)	(7)

Basic income	$1,714	$10,645

Diluted earnings
Net income	$1,715	$10,652
Unvested restricted share participation	(1)	(7)

Diluted income	$1,714	$10,645

Shares
Weighted-average shares outstanding	27,727	27,516
Contingently issuable shares	11	9
Unvested restricted shares	(18)	(19)

Basic weighted-average shares	27,720	27,506

Stock option, restricted share and award dilution	220	325

Diluted weighted-average shares*	27,940	27,831

Net income per share
Basic	$.06	$.39
Diluted	$06	$.38

* Shares excluded due to antidilutive effect Stock options, restricted shares and awards	761	195

Recent Accounting Developments. In May 2009, the Financial Accounting Standards Board issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 was effective for our Company beginning with our Quarterly Report on Form 10-Q for the three-month period ended August 31, 2009, and will be applied prospectively. The adoption of SFAS No. 165 had no impact on our consolidated financial statements.

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

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. This standard was effective for our Company on June 1, 2008. However, in February 2008, the FASB released FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 became effective for all nonfinancial assets and nonfinancial liabilities on June 1, 2009. The adoption of SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities has not had a current material impact on our consolidated financial statements.

2. Working Capital

Working capital totaled $242.3 million at August 31, 2009, compared to $219.1 million at May 31, 2009. Selected components of working capital are summarized below.

Receivables consist of:

	August 31,	May 31,
In thousands	2009	2009

Trade notes and accounts receivable	$93,306	$92,622
Other notes receivable including accrued interest	19,515	19,197
Income tax receivable	13,579	13,579
Refund claims and other	3,030	4,034

	$129,430	$129,432

Trade notes and accounts receivable are presented net of allowances for doubtful receivables of $2.8 million at August 31, 2009 and $2.1 million at May 31, 2009. Provisions for bad debts charged to expense were $0.9 million and $0.3 million in the three-month periods ended August 31, 2009 and August 31, 2008, respectively. Uncollectible accounts written off totaled $0.2 million and $0.1 million in the three-month periods ended August 31, 2009 and August 31, 2008, respectively. Other notes receivable included in current receivables relate to routine sales of surplus operating assets and real estate.

Inventories consist of:

	August 31,	May 31,
In thousands	2009	2009

Finished products	$11,153	$10,873
Work in process	60,274	61,608
Raw materials	18,020	17,513

Total inventories at LIFO cost	89,447	89,994

Finished products	15,908	16,575
Raw materials	1,537	2,079
Parts and supplies	49,463	47,076

Total inventories at average cost	66,908	65,730

Total inventories	$156,355	$155,724

All inventories are stated at the lower of cost or market. Finished products, work in process and raw material inventories excluding natural aggregate inventories are valued using the last-in, first-out (“LIFO”) method. Natural aggregate finished product and raw material inventories and parts and supplies inventories are valued using the average cost method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. If the average cost method (which approximates current replacement cost) had been used for all of these inventories, inventory values would have been higher by $53.3 million at August 31, 2009 and $47.0 million at May 31, 2009.

Accrued interest, compensation and other consist of:

	August 31,	May 31,
In thousands	2009	2009

Interest	$5,226	$15,271
Compensation and employee benefits	16,752	14,316
Casualty insurance	13,779	14,332
Income taxes	1,229	613
Property taxes and other	10,822	7,324

	$47,808	$51,856

3. Long-Term Debt

Long-term debt consists of:

	August 31,	May 31,
In thousands	2009	2009

Senior secured revolving credit facility expiring in 2012	$--	$--
7.25% Senior notes due 2013
Notes issued July 6, 2005 at par value	250,000	250,000
Additional notes issued August 18, 2008, net of unamortized discount of $16.7 million at August 31, 2009 and $17.6 million at May 31, 2009 (effective interest rate 8.98%)	283,342	282,448

	533,342	532,448
Capital lease obligation	8,999	9,058
Other contract obligations	277	277

	542,618	541,783
Less current portion	(247)	(243)

	$542,371	$541,540

Senior Secured Revolving Credit Facility. On June 19, 2009, we amended and restated our credit agreement and the associated security agreement. The credit agreement continues to provide for a $200 million senior secured revolving credit facility with a $50 million sub-limit for letters of credit. The credit facility matures on August 15, 2012. Amounts drawn under the credit facility bear annual interest either at the LIBOR rate plus a margin of 3.5% to 4.0% or at a base rate plus a margin of 2.5% to 3.0%. The base rate is the higher of the federal funds rate plus 0.5%, the prime rate established by Bank of America, N.A. or the one-month LIBOR rate plus 1.0%. The interest rate margins are determined based on our leverage ratio. The commitment fee calculated on the unused portion of the credit facility ranges from 0.50% to 0.75% per year based on our leverage ratio. We may terminate the credit facility at any time.

The amount that can be borrowed under the credit facility is limited to an amount based on the value of our consolidated accounts receivable, inventory and mobile equipment. This amount, called the borrowing base, may be less than the $200 million stated principal amount of the credit facility. Our current borrowing base under our amended agreement is $166.5 million. No borrowings were outstanding at August 31, 2009; however, $28.4 million of the borrowing base was utilized to support letters of credit.

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

The credit agreement contains a number of covenants restricting, among other things, prepayment or redemption of our senior notes, distributions and dividends on and repurchases of our capital stock, acquisitions and investments, indebtedness, liens and affiliate transactions. We are not required to maintain any financial ratios or covenants unless an event of default occurs or borrowing availability under the borrowing base is less than $40 million, in which case we must comply with a fixed charge coverage ratio. We are permitted to pay cash dividends on our common stock as long as the credit facility is not in default, the fixed charge coverage ratio is greater than 1.1 to 1.0 and borrowing availability under the borrowing base is more than $50 million. We were in compliance with all of these loan covenants as of August 31, 2009.

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

At August 31, 2009, we had $550 million aggregate principal amount of 7.25% senior notes outstanding. Under the indenture, we may redeem the notes at a premium of 103.625% in 2009, 101.813% in 2010 and 100% in 2011 and thereafter. If we experience a change of control, we may be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued interest.

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

Other. Required principal payments on long-term debt, excluding the capital lease obligation, for each of the five years succeeding August 31, 2009 are none for 2010 through 2012 and $550.0 million for 2013 and none for 2014. The total amount of interest paid was $23.5 million and $13.7 million during the three-month periods ended August 31, 2009 and August 31, 2008, respectively. The total amount of interest incurred was $13.2 million and $9.0 million in the three-month periods ended August 31, 2009 and August 31, 2008, respectively, of which $1.8 million was capitalized in the three-month period ended August 31, 2008.

4. Commitments

During October 2007, we commenced construction on a project to expand our Hunter, Texas cement plant. In light of current economic and market conditions, we have delayed completion of the project. We believe it is likely that current cement demand levels in Texas will not permit the new kiln to operate profitably if the project is completed as originally scheduled. We expect cement demand to rebound in the future and we will resume construction when future economic and market conditions indicate it is appropriate. The pause in construction began in May 2009. As of August 31, 2009, we have incurred approximately $294.5 million, excluding capitalized interest of approximately $16.3 million related to the project, of which $288.6 million has been expended. The project is 85-90% complete. Until we determine the date that we will resume construction, we cannot accurately estimate the cost of completing the project.

5. Shareholders’ Equity

Common stock consists of:

	August 31,	May 31,
In thousands	2009	2009

Shares authorized	100,000	100,000
Shares outstanding	27,737	27,718
Shares reserved for stock options and other	2,831	2,850

There are authorized 100,000 shares of Cumulative Preferred Stock, no par value, of which 20,000 shares are designated $5 Cumulative Preferred Stock (Voting), redeemable at $105 per share and entitled to $100 per share upon dissolution. An additional 40,000 shares are designated Series B Junior Participating Preferred Stock. The Series B Preferred Stock is not redeemable and ranks, with respect to the payment of dividends and the distribution of assets, junior to (i) all other series of the Preferred Stock unless the terms of any other series shall provide otherwise and (ii) the $5 Cumulative Preferred Stock. No shares of Cumulative Preferred Stock or Series B Junior Participating Preferred Stock were outstanding as of August 31, 2009. Pursuant to a Rights Agreement, in November 2006, we distributed a dividend of one preferred share purchase right for each outstanding share of our Common Stock. Each right entitles the holder to purchase from us one one-thousandth of a share of the Series B Junior Participating Preferred Stock at a price of $300, subject to adjustment. The rights will expire on November 1, 2016 unless the date is extended or the rights are earlier redeemed or exchanged by us pursuant to the Rights Agreement.

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

Options become exercisable in installments beginning one year after the date of grant and expire ten years after the date of grant. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. Options with graded vesting are valued as single awards and the compensation cost recognized using a straight-line attribution method over the shorter of the vesting period or required service period adjusted for estimated forfeitures. No options were granted during the three-month period ended August 31, 2009. The weighted-average grant date fair value of options granted during the three-month period ended August 31, 2008 was $23.95 based on weighted average assumptions for expected volatility of .360, expected lives of 10 years, risk-free interest rates of 4.00% and expected dividend yields of .62%.

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

A summary of option transactions for the three-month period ended August 31, 2009, follows:

	Shares Under Option	Weighted-Average Option Price

Outstanding at May 31, 2009	1,594,757	$38.03
Exercised	(18,275)	18.13
Canceled	(13,816)	37.86

Outstanding at August 31, 2009	1,562,666	$38.26

Exercisable at August 31, 2009	778,521	$35.83

The following table summarizes information about stock options outstanding as of August 31, 2009.

	Range of Exercise Prices
	$16.04 - $27.39	$31.15 - $48.60	$50.63 - $70.18

Options outstanding
Shares outstanding	727,028	246,338	589,300
Weighted-average remaining life in years	6.33	3.90	7.05
Weighted-average exercise price	$21.92	$41.02	$57.28
Options exercisable
Shares exercisable	346,828	203,953	227,740
Weighted-average remaining life in years	3.09	3.54	6.75
Weighted-average exercise price	$18.97	$40.11	$57.68

Outstanding options expire on various dates to January 14, 2019. As of August 31, 2009, we have reserved 1,255,775 shares for future awards under the 2004 Plan.

As of August 31, 2009, the aggregate intrinsic value (the difference in the closing market price of our common stock of $39.76 and the exercise price to be paid by the optionee) of stock options outstanding was $13.6 million. The aggregate intrinsic value of exercisable stock options at that date was $7.9 million. The total intrinsic value for options exercised (the difference in the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) was $0.5 million and $0.8 million for the three-month periods ended August 31, 2009 and August 31, 2008, respectively.

We have provided additional stock-based compensation to employees and directors under stock appreciation rights contracts, deferred compensation agreements, restricted stock payments and a former stock awards program. At August 31, 2009, outstanding stock appreciation rights totaled 155,979 shares, deferred compensation agreements to be settled in cash totaled 100,126 shares, deferred compensation agreements to be settled in common stock totaled 9,343 shares, unvested restricted stock payments totaled 18,000 shares and stock awards totaled 3,499 shares. Other credits included $7.5 million at August 31, 2009 and $6.0 million at May 31, 2009 representing accrued stock-based compensation which is expected to be settled in cash.

Total stock-based compensation included in selling, general and administrative expense (credit) was $2.6 million and $(4.1) million in the three-month periods ended August 31, 2009 and August 31, 2008, respectively. The impact of changes in our company’s stock price on stock-based awards accounted for as liabilities increased stock-based compensation $1.6 million in the three-month period ended August 31, 2009 and reduced stock-based compensation $5.1 million in the three-month period ended August 31, 2008. The total tax expense (benefit) recognized in our statements of operations for stock-based compensation was $(0.8) million and $1.7 million in the three-month periods ended August 31, 2009 and August 31, 2008, respectively. The total tax benefit realized for stock-based compensation was $0.2 million and $1.2 million in the three-month periods ended August 31, 2009 and August 31, 2008, respectively.

As of August 31, 2009, $8.5 million of total unrecognized compensation cost related to stock options, stock appreciation rights contracts, restricted stock payments and stock awards is expected to be recognized. We currently expect to recognize in the years succeeding August 31, 2009 approximately $3.4 million of this stock-based compensation expense in 2010, $2.4 million in 2011, $1.6 million in 2012, $0.8 million in 2013 and $0.3 million in 2014.

7. Retirement Plans

Riverside Defined Benefit Plans. Approximately 600 employees and retirees of our California cement subsidiary, Riverside Cement Company, are covered by a defined benefit pension plan and a postretirement health benefit plan. Unrecognized prior service costs and actuarial gains or losses for these plans are recognized in a systematic manner over the remaining service periods of active employees expected to receive benefits under these plans. The amount of the defined benefit pension plan and postretirement health benefit plan expense charged to costs and expenses for the three-month periods ended August 31, 2009 and August 31, 2008, was as follows:

	Pension Benefit		Health Benefit
In thousands	2009	2008	2009	2008

Service cost	$114	$179	$27	$22
Interest cost	791	791	116	109
Expected return on plan assets	(585)	(812)	--	--
Amortization of prior service cost	--	--	(194)	(196)
Amortization of net actuarial loss	500	175	151	168

	$820	$333	$100	$103

Financial Security Defined Benefit Plans. We have a series of financial security plans that are non-qualified defined benefit plans providing retirement and death benefits to substantially all of our executive and key managerial employees. The plans are contributory but not funded. The amount of financial security plan benefit expense charged to costs and expenses for the three-month periods ended August 31, 2009 and August 31, 2008, was as follows:

	FSP Benefit
In thousands	2009	2008

Service cost	$469	$399
Interest cost	561	545
Participant contributions	(95)	(88)

	$935	$856

8. Income Taxes

Income taxes for the interim periods ended August 31, 2009 and August 31, 2008 have been included in the accompanying financial statements on the basis of an estimated annual rate. The primary reason that the tax rate differs from the 35% federal statutory corporate rate is due to percentage depletion that is tax deductible, state income taxes and deductions for income from qualified domestic production activities. Our estimated effective tax rate for fiscal year 2010 is 47.4% compared to 30.7% for fiscal year 2009. We made income tax payments of less than $0.1 million and $1.9 million during the three-month periods ended August 31, 2009 and August 31, 2008, respectively, and received income tax refunds of $0.1 million and $0.2 million during the three-month periods ended August 31, 2009 and August 31, 2008, respectively.

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

In late April 2008, a lawsuit was filed in Riverside County Superior Court of the State of California styled Virginia Shellman, et al. v. Riverside Cement Holdings Company, et a . The lawsuit against three of our subsidiaries purports to be a class action complaint for medical monitoring for a putative class defined as individuals who were allegedly exposed to chrome 6 emissions from our Crestmore cement plant. The complaint alleges an increased risk of future illness due to the exposure to chrome 6 and other toxic chemicals. The suit requests, among other things, establishment and funding of a medical testing and monitoring program for the class until their exposure to chrome 6 is no longer a threat to their health, as well as punitive and exemplary damages.

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

Since August 2008, 20 additional lawsuits have been filed in the same court against us or one or more of our subsidiaries containing allegations of personal injury and wrongful death by approximately 2,500 individual plaintiffs who were allegedly exposed to chrome 6 and other toxic or harmful substances in the air, water and soil caused by emissions from the Crestmore plant. The plaintiffs allege causes of action that vary somewhat from suit to suit, but typically include, among other things, negligence, intentional and negligent infliction of emotional distress, trespass, public and private nuisance, strict liability, willful misconduct, fraudulent concealment, wrongful death and loss of consortium. The plaintiffs generally request, among other things, general and punitive damages, medical expenses, loss of earnings, property damages and medical monitoring costs. Some of the suits include additional defendants, such as predecessor owners of Riverside and the owner of another cement plant located approximately four miles from the Crestmore plant.

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

We are defendants in other lawsuits which arose in the normal course of business. In management’s judgment the ultimate liability, if any, from such other legal proceedings will not have a material affect on our consolidated financial position or results of operations.

10. Business Segments

We have three business segments: cement, aggregates and consumer products. Our business segments are managed separately along product lines. Through the cement segment we produce and sell gray portland cement as our principal product, as well as specialty cements. Through the aggregates segment we produce and sell stone, sand and gravel as our principal products, as well as expanded shale and clay lightweight aggregates. Through the consumer products segment we produce and sell ready-mix concrete as our principal product, as well as packaged concrete mix, mortar, sand and related products. We account for intersegment sales at market prices. Segment operating profit consists of net sales less operating costs and expenses. Corporate includes those administrative, financial, legal, human resources, environmental and real estate activities which are not allocated to operations and are excluded from segment operating profit. Identifiable assets by segment are those assets that are used in each segment’s operation. Corporate assets consist primarily of cash and cash equivalents, real estate and other financial assets not identified with a business segment. We currently do not report unallocated overhead and other income – net as a separate part of total segment operating profit. Engineering and other income items previously reported in unallocated overhead and other income – net are reported in our cement segment. Environmental and other remaining overhead items previously reported in unallocated overhead and other income – net are reported in corporate. Prior period information has been reclassified to conform to the current period presentation.

The following is a summary of operating results and certain other financial data for our business segments.

	Three months ended August 31,
In thousands	2009	2008

Net sales
Cement
Sales to external customers	$72,037	$101,857
Intersegment sales	13,159	19,506
Aggregates
Sales to external customers	43,240	60,299
Intersegment sales	6,861	11,498
Consumer products
Sales to external customers	68,680	94,236
Intersegment sales	858	988
Eliminations	(20,878)	(31,992)

Total net sales	$183,957	$256,392

Segment operating profit (loss)
Cement	$12,406	$16,665
Aggregates	8,639	8,925
Consumer products	4,751	(450)

Total segment operating profit	25,796	25,140

Corporate	(9,293)	(1,610)
Interest	(13,244)	(7,245)
Loss on debt retirements	--	(907)

Income before income taxes	$3,259	$15,378

Depreciation, depletion and amortization
Cement	$9,341	$9,333
Aggregates	5,067	5,421
Consumer products	1,896	1,873
Corporate	290	238

Total depreciation, depletion and amortization	$16,594	$16,865

Capital expenditures
Cement	$4,718	$54,352
Aggregates	480	32,517
Consumer products	151	1,588
Corporate	24	279

Total capital expenditures	$5,373	$88,736

Net sales by product
Cement	$65,331	$91,897
Stone, sand and gravel	21,649	30,328
Ready-mix concrete	54,019	78,843
Other products	27,369	30,192
Delivery fees	15,589	25,132

Total net sales	$183,957	$256,392

All sales were made in the United States during the periods presented with no single customer representing more than 10 percent of sales.

Other income in the three-month period ended August 31, 2008 includes $4.6 million in lease bonus payments received upon the execution of oil and gas lease agreements on property we own in north Texas, including $2.8 million associated with our cement operations, $0.2 million associated with our ready-mix concrete operations and $1.6 million associated with our corporate real estate activities. Other income for the three-month period ended August 31, 2008 also includes a gain of $1.7 million from the sale of emission credits associated with our California cement operations.

Cement capital expenditures, including capitalized interest, incurred in connection with the expansion of our Hunter, Texas cement plant was $4.6 million and $46.7 million in the three-month periods ended August 31, 2009 and August 31, 2008, respectively. In addition, cement capital expenditures, including capitalized interest, incurred in connection with the expansion and modernization of our Oro Grande, California cement plant were $1.3 million in the three-month period ended August 31, 2008. Aggregate capital expenditures include $25.6 million in the three-month period ended August 31, 2008 incurred to acquire aggregate operations in central Texas through a deferred like-kind-exchange transaction. Other capital expenditures incurred represent normal replacement and technological upgrades of existing equipment and acquisitions to sustain existing operations in each segment.

The following is a summary of assets used in each of our business segments.

	August 31,	May 31,
In thousands	2009	2009

Identifiable assets
Cement	$1,139,682	$1,149,320
Aggregates	231,429	236,727
Consumer products	94,018	95,310
Corporate	101,685	91,187

Total assets	$1,566,814	$1,572,544

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

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating balance sheet at August 31, 2009

Cash and cash equivalents	$31,118	$1,065	$--	$32,183
Receivables - net	13,579	115,851	--	129,430
Intercompany receivables	304,049	18,753	(322,802)	--
Inventories	--	156,355	--	156,355
Deferred income taxes and prepaid expenses	302	20,942	--	21,244

Total current assets	349,048	312,966	(322,802)	339,212
Goodwill	--	1,715	--	1,715
Real estate and investments	1,699	6,037	--	7,736
Deferred charges and other	10,322	5,530	--	15,852
Investment in subsidiaries	952,446	--	(952,446)	--
Long-term intercompany receivables	50,000	--	(50,000)	--
Property, plant and equipment – net	--	1,202,299	--	1,202,299

Total assets	$1,363,515	$1,528,547	$(1,325,248)	$1,566,814

Accounts payable	$98	$48,796	$--	$48,894
Intercompany payables	18,753	304,049	(322,802)	--
Accrued interest, compensation and other	9,695	38,113	--	47,808
Current portion of long-term debt	--	247	--	247

Total current liabilities	28,546	391,205	(322,802)	96,949
Long-term debt	533,619	8,752	--	542,371
Long-term intercompany payables	--	50,000	(50,000)	--
Deferred income taxes and other credits	(3,379)	126,144	--	122,765
Shareholders’ equity	804,729	952,446	(952,446)	804,729

Total liabilities and shareholders’ equity	$1,363,515	$1,528,547	$(1,325,248)	$1,566,814

Condensed consolidating balance sheet at May 31, 2009

Cash and cash equivalents	$17,226	$2,570	$--	$19,796
Receivables - net	14,707	114,725	--	129,432
Intercompany receivables	333,886	18,759	(352,645)	--
Inventories	--	155,724	--	155,724
Deferred income taxes and prepaid expenses	426	21,613	--	22,039

Total current assets	366,245	313,391	(352,645)	326,991
Goodwill	--	1,715	--	1,715
Real estate and investments	3,965	6,036	--	10,001
Deferred charges and other	8,997	5,489	--	14,486
Investment in subsidiaries	940,982	--	(940,982)	--
Long-term intercompany receivables	50,000	--	(50,000)	--
Property, plant and equipment - net	--	1,219,351	--	1,219,351

Total assets	$1,370,189	$1,545,982	$(1,343,627)	$1,572,544

Accounts payable	$74	$55,675	$--	$55,749
Intercompany payables	18,759	333,886	(352,645)	--
Accrued interest, compensation and other	19,773	32,083	--	51,856
Current portion of long-term debt	--	243	--	243

Total current liabilities	38,606	421,887	(352,645)	107,848
Long-term debt	532,725	8,815	--	541,540
Long-term intercompany payables	--	50,000	(50,000)	--
Deferred income taxes and other credits	(4,287)	124,298	--	120,011
Shareholders’ equity	803,145	940,982	(940,982)	803,145

Total liabilities and shareholders’ equity	$1,370,189	$1,545,982	$(1,343,627)	$1,572,544

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating statement of operations for the three months ended August 31, 2009

Net sales	$--	$183,957	$--	$183,957
Cost of products sold	--	149,852	--	149,852

Gross profit	--	34,105	--	34,105

Selling, general and administrative	2,838	17,416	--	20,254
Interest	13,071	1,055	(882)	13,244
Loss on debt retirements	--	--	--	--
Other income	(12)	(2,640)	--	(2,652)
Intercompany other income	(882)	--	882	--

	15,015	15,831	--	30,846

Income before the following items	(15,015)	18,274	--	3,259
Income taxes	(5,556)	7,100	--	1,544

	(9,459)	11,174	--	1,715
Equity in earnings of subsidiaries	11,174	--	(11,174)	--

Net income	$1,715	$11,174	$(11,174)	$1,715

Condensed consolidating statement of operations for the three months ended August 31, 2008

Net sales	$--	$256,392	$--	$256,392
Cost of products sold	--	223,765	--	223,765

Gross profit	--	32,627	--	32,627

Selling, general and administrative	(1,530)	18,868	--	17,338
Interest	8,845	--	(1,600)	7,245
Loss on debt retirements	907	--	--	907
Other income	(132)	(8,109)	--	(8,241)
Intercompany other income	(882)	(718)	1,600	--

	7,208	10,041	--	17,249

Income before the following items	(7,208)	22,586	--	15,378
Income taxes	(2,651)	7,377	--	4,726

	(4,557)	15,209	--	10,652
Equity in earnings of subsidiaries	15,209	--	(15,209)	--

Net income	$10,652	$15,209	$(15,209)	$10,652

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating statement of cash flows for the three months ended August 31, 2009

Net cash provided by operating activities	$11,660	$2,878	$--	$14,538

Investing activities
Capital expenditures - expansions	--	(4,569)	--	(4,569)
Capital expenditures - other	--	(804)	--	(804)
Cash designated for property acquisitions	--	--	--	--
Proceeds from asset disposals	--	1,068	--	1,068
Investments in life insurance contracts	5,802	--	--	5,802
Other - net	--	(19)	--	(19)

Net cash provided (used) by investing activities	5,802	(4,324)	--	1,478

Financing activities
Long-term borrowings	--	--	--	--
Debt retirements	--	(59)	--	(59)
Debt issuance costs	(2,032)	--	--	(2,032)
Stock option exercises	331	--	--	331
Excess tax benefits from stock-based compensation	211	--	--	211
Common dividends paid	(2,080)	--	--	(2,080)

Net cash provided (used) by financing activities	(3,570)	(59)	--	(3,629)

Increase in cash and cash equivalents	13,892	(1,505)	--	12,387

Cash and cash equivalents at beginning of period	17,226	2,570	--	19,796

Cash and cash equivalents at end of period	$31,118	$1,065	$--	$32,183

Condensed consolidating statement of cash flows for the three months ended August 31, 2008

Net cash provided by operating activities	$(46,782)	$57,397	$--	$10,615

Investing activities
Capital expenditures - expansions	--	(48,037)	--	(48,037)
Capital expenditures - other	--	(40,699)	--	(40,699)
Cash designated for property acquisitions	--	26,958	--	26,958
Proceeds from asset disposals	--	512	--	512
Investments in life insurance contracts	1,464	--	--	1,464
Other - net	--	192	--	192

Net cash provided (used) by investing activities	1,464	(61,074)	--	(59,610)

Financing activities
Long-term borrowings	327,250	--	--	327,250
Debt retirements	(197,500)	(55)	--	(197,555)
Debt issuance costs	(2,306)	--	--	(2,306)
Stock option exercises	1,480	--	--	1,480
Excess tax benefits from stock-based compensation	1,212	--	--	1,212
Common dividends paid	(2,065)	--	--	(2,065)

Net cash provided (used) by financing activities	128,071	(55)	--	128,016

Increase in cash and cash equivalents	82,753	(3,732)	--	79,021

Cash and cash equivalents at beginning of period	34,675	4,852	--	39,527

Cash and cash equivalents at end of period	$117,428	$1,120	$--	$118,548

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Texas Industries, Inc.

We have reviewed the accompanying consolidated balance sheet of Texas Industries, Inc. and subsidiaries (the Company) as of August 31, 2009, and the related consolidated statements of operations and cash flows for the three-month periods ended August 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of May 31, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended [not presented herein], and in our report dated July 15, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of May 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Fort Worth, Texas

September 25, 2009

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this report the terms “Company,” “we,” “us,” or “our” mean Texas Industries, Inc. and subsidiaries unless the context indicates otherwise.

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

Management uses segment operating profit as its principal measure to assess performance and to allocate resources. Business segment operating profit consists of net sales less operating costs and expenses that are directly attributable to the segment. Corporate includes non-operating income and expenses related to administrative, financial, legal, human resources environmental and real estate activities. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation or adjusted to reflect changes we made to prior period interim financial information related to our aggregate inventory in conjunction with our audited financial statements for the year ended May 31, 2009. See Note 1 of Notes to Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended May 31, 2009.

The following is a summary of operating results for our business segments and certain other operating information related to our principal products.

Cement Operations

	Three months ended August 31,
In thousands except per unit	2009	2008

Operating Results
Total cement sales	$78,460	$111,404
Total other sales and delivery fees	6,736	9,959

Total segment sales	85,196	121,363
Cost of products sold	69,859	104,557

Gross profit	15,337	16,806
Selling, general and administrative	(4,674)	(5,405)
Other income	1,743	5,264

Operating Profit	$12,406	$16,665

Cement
Shipments (tons)	915	1,218
Prices ($/ton)	$85.70	$91.43
Cost of sales ($/ton)	$68.70	$79.26

Cement operating profit for the three-month period ended August 31, 2009 was $12.4 million, a decrease of $4.3 million from the prior year period.

Total segment sales for the three-month period ended August 31, 2009 were $85.2 million compared to $121.4 million for the prior year period. Cement sales decreased $32.9 million as construction activity declined in both our Texas and California market areas. Our Texas market area accounted for approximately 71% of cement sales in the current period compared to 69% of cement sales in the prior year period. Shipments in both our market areas decreased 25% from the prior year period. Average cement prices declined 3% in our Texas market area and 13% in our California market area.

Cost of products sold for the three-month period ended August 31, 2009 decreased $34.7 million from the prior year period primarily due to lower shipments. Cement unit costs decreased 13% from the prior year period on lower variable costs, including labor, energy, supplies and maintenance costs. In addition, scheduled shutdowns for maintenance at our California and central Texas cement plants increased unit costs in the prior year period.

Selling, general and administrative expense for the three-month period ended August 31, 2009 decreased $0.7 million from the prior year period. Lower overall selling and administrative expenses, including wages and benefits, marketing, travel and outside service expenses as a result of our focus on cost reduction initiatives were offset in part by $0.6 million higher provisions for bad debts and $0.5 million higher defined benefit plan expense.

Other income for the three-month period ended August 31, 2009 decreased $3.5 million from the prior year period. Other income in the prior period included a lease bonus payment of $2.8 million received upon the execution of an oil and gas lease on property we own in north Texas and a gain of $1.7 million from the sale of emission credits associated with our California cement operations.

Aggregate Operations

	Three months ended August 31,
In thousands except per unit	2009	2008

Operating Results
Total stone, sand and gravel sales	$27,794	$40,679
Total other sales and delivery fees	22,307	31,118

Total segment sales	50,101	71,797
Cost of products sold	39,155	59,456

Gross profit	10,946	12,341
Selling, general and administrative	(2,705)	(3,823)
Other income	398	407

Operating Profit	$8,639	$8,925

Stone, sand and gravel
Shipments (tons)	3,423	5,201
Prices ($/ton)	$8.12	$7.82
Cost of sales ($/ton)	$6.28	$6.28

Aggregate operating profit for the three-month period ended August 31, 2009 was 8.6 million, a decrease of $0.3 million from the prior year period. Improvements in average prices for our stone, sand and gravel were offset by lower shipments.

Total segment sales for the three-month period ended August 31, 2009 decreased $21.7 million from the prior year period. Stone, sand and gravel sales decreased $12.9 million on 4% higher average prices and 34% lower shipments.

Cost of products sold for the three-month period ended August 31, 2009 decreased $20.3 million from the prior year period primarily due to lower shipments. Overall stone, sand and gravel unit costs were comparable to the prior year period.

Selling, general and administrative expense for the three-month period ended August 31, 2009 decreased $1.1 million from the prior year period primarily due to lower overall selling and administrative expenses, including wages and benefits, marketing, travel and outside service expenses as a result of our focus on cost reduction initiatives.

Other income for the three-month period ended August 31, 2009 was comparable to the prior year period.

Consumer Products Operations

	Three months ended August 31,
In thousands except per unit	2009	2008

Operating Results
Total ready-mix concrete sales	$54,053	$78,894
Total other sales and delivery fees	15,485	16,330

Total segment sales	69,538	95,224
Cost of products sold	61,716	91,744

Gross profit	7,822	3,480
Selling, general and administrative	(3,204)	(4,315)
Other income	133	385

Operating Profit (Loss)	$4,751	$(450)

Ready-mix concrete
Shipments (cubic yards)	612	947
Prices ($/cubic yard)	$88.46	$83.30
Cost of sales ($/cubic yard)	$79.91	$81.15

Consumer products operating profit for the three-month period ended August 31, 2009 was $4.8 million, an increase of $5.2 million from the prior year period. Improvements in ready-mix concrete average prices and lower raw material costs were offset in part by lower shipments.

Total segment sales for the three-month period ended August 31, 2009 were $69.5 million compared to $95.2 million for the prior year period. Ready-mix concrete sales for the three-month period ended August 31, 2009 decreased $24.8 million on 6% higher average prices and 35% lower shipments.

Cost of products sold for the three-month period ended August 31, 2009 decreased $30.0 million from the prior year period. Overall ready-mix concrete unit costs decreased 2% from the prior year period primarily due to lower raw material costs. Our raw material unit costs including the cost of transportation decreased approximately 8% from the prior year period.

Selling, general and administrative expense for the three-month period ended August 31, 2009 decreased $1.1 million from the prior year period primarily due to lower overall selling and administrative expenses, including wages and benefits, marketing, travel and outside service expenses as a result of our focus on cost reduction initiatives.

Other income for the three-month period ended August 31, 2009 decreased $0.3 million from the prior year period. Other income in the prior year period included lease bonus payments of $0.2 million received upon the execution of oil and gas lease agreements on property we own in north Texas.

Corporate

	Three months ended August 31,
In thousands	2009	2008

Other income	$378	$2,185
Selling, general and administrative	(9,671)	(3,795)

	$(9,293)	$(1,610)

Other income for the three-month period ended August 31, 2009 decreased $1.8 million from the prior year period. Other income in the prior year period includes a lease bonus payment of $1.6 million received upon the execution of an oil and gas lease agreement on property we own in north Texas that is not associated with any business segment.

Selling, general and administrative expense for the three-month period ended August 31, 2009 increased $5.9 million from the prior year period. The increase was primarily the result of $6.6 million higher stock-based compensation offset in part by $0.4 million lower wages and benefits and $0.3 million lower insurance expense. Our stock-based compensation includes awards expected to be settled in cash, the expense for which is based on their fair value at the end of each period until the awards are paid. The impact of changes in our stock price on their fair value increased stock-based compensation $1.6 million in the three-month period ended August 31, 2009 and reduced stock-based compensation $5.1 million in the three-month period ended August 31, 2008.

Interest

Interest expense incurred for the three-month period ended August 31, 2009 was $13.2 million, all of which was expensed. Interest expense incurred for the three-month period ended August 31, 2008 was $9.0 million, of which $1.8 million was capitalized in connection with our Hunter, Texas cement plant expansion project and $7.2 million was expensed.

Interest expense incurred for the three-month period ended August 31, 2009 increased $4.2 million from the prior year period primarily as a result of higher average outstanding debt due to the sale of $300 million aggregate principal amount of additional 7.25% senior notes on August 18, 2008. We have delayed completion of the Hunter, Texas cement plant expansion and do not expect to capitalize any interest in connection with the project during the remainder of fiscal year 2010.

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

Income Taxes

Income taxes for the interim periods ended August 31, 2009 and August 31, 2008 have been included in the accompanying financial statements on the basis of an estimated annual rate. The primary reason that the tax rate differs from the 35% federal statutory corporate rate is due to percentage depletion that is tax deductible, state income taxes and deductions for income from qualified domestic production activities. Our estimated effective tax rate for fiscal year 2010 is 47.4% compared to 30.7% for fiscal year 2009.

LIQUIDITY AND CAPITAL RESOURCES

In addition to cash and cash equivalents of $32.2 million at August 31, 2009, our sources of liquidity include cash from operations and borrowings available under our senior secured revolving credit facility.

Senior Secured Revolving Credit Facility. On June 19, 2009, we amended and restated our credit agreement and the associated security agreement. The credit agreement continues to provide for a $200 million senior secured revolving credit facility with a $50 million sub-limit for letters of credit. The credit facility matures on August 15, 2012. Amounts drawn under the credit facility bear annual interest either at the LIBOR rate plus a margin of 3.5% to 4.0% or at a base rate plus a margin of 2.5% to 3.0%. The base rate is the higher of the federal funds rate plus 0.5%, the prime rate established by Bank of America, N.A. or the one-month LIBOR rate plus 1.0%. The interest rate margins are determined based on our leverage ratio. The commitment fee calculated on the unused portion of the credit facility ranges from 0.50% to 0.75% per year based on our leverage ratio. We may terminate the credit facility at any time.

The amount that can be borrowed under the credit facility is limited to an amount based on the value of our consolidated accounts receivable, inventory and mobile equipment. This amount, called the borrowing base, may be less than the $200 million stated principal amount of the credit facility. Our current borrowing base under our amended agreement is $166.5 million. No borrowings were outstanding at August 31, 2009; however, $28.4 million of the borrowing base was utilized to support letters of credit.

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

The credit agreement contains a number of covenants restricting, among other things, prepayment or redemption of our senior notes, distributions and dividends on and repurchases of our capital stock, acquisitions and investments, indebtedness, liens and affiliate transactions. We are not required to maintain any financial ratios or covenants unless an event of default occurs or borrowing availability under the borrowing base is less than $40 million, in which case we must comply with a fixed charge coverage ratio. We are permitted to pay cash dividends on our common stock as long as the credit facility is not in default, the fixed charge coverage ratio is greater than 1.1 to 1.0 and borrowing availability under the borrowing base is more than $50 million. We were in compliance with all of these loan covenants as of August 31, 2009.

As of August 31, 2009, there have been no material changes to our material contractual obligations described in our Annual Report on Form 10-K for the year ended May 31, 2009.

During October 2007, we commenced construction on a project to expand our Hunter, Texas cement plant. In light of current economic and market conditions, we have delayed completion of the project. We believe it is likely that current cement demand levels in Texas will not permit the new kiln to operate profitably if the project is completed as originally scheduled. We expect cement demand to rebound in the future and we will resume construction when future economic and market conditions indicate it is appropriate. The pause in construction began in May 2009. As of August 31, 2009, we have incurred approximately $294.5 million, excluding capitalized interest of approximately $16.3 million related to the project, of which $288.6 million has been expended. The project is 85-90% complete. Until we determine the date that we will resume construction, we cannot accurately estimate the cost of completing the project.

We expect cash and cash equivalents, cash from operations and available borrowings under our senior secured revolving credit facility to be sufficient to provide funds for capital expenditure commitments currently estimated at $20 million to $30 million for fiscal year 2010 (assuming we do not resume construction on the Hunter plant expansion during fiscal year 2010), scheduled debt payments, working capital needs and other general corporate purposes for at least the next year.

Cash Flows

Net cash provided by operating activities for the three-month periods ended August 31, 2009 and August 31, 2008 was $14.5 million and $10.6 million, respectively. The increase was primarily the result of changes in working capital items which offset lower income from operations excluding stock-based compensation expense.

Net cash provided by investing activities for the three-month period ended August 31, 2009 was $1.5 million. Net cash used by investing activities for the three-month period ended August 31, 2008 was $59.6 million.

Capital expenditures, including capitalized interest, incurred in connection with the expansion of our Hunter, Texas cement plant were $4.6 million and $46.7 million for the three-month periods ended August 31, 2009 and August 31, 2008, respectively. Capital expenditures, including capitalized interest, incurred in connection with the expansion and modernization of our Oro Grande, California cement plant were $1.3 million for the three-month period ended August 31, 2008. Capital expenditures for normal replacement and technological upgrades of existing equipment and acquisitions to sustain our existing operations were $0.8 million and $40.7 million for the three-month periods ended August 31, 2009 and August 31, 2008, respectively. Capital expenditures in the prior year period include $25.6 million incurred to acquire aggregate operations in central Texas through a deferred like-kind-exchange transaction. Completion of the transaction reduced the cash designated for property acquisitions held by a qualified intermediary trust by $27.0 million.

We elected to receive distributions and policy surrenders from life insurance contracts purchased in connection with certain of our benefit plans totaling $8.1 million and $3.5 million in the three-month periods ended August 31, 2009 and August 31, 2008, respectively.

Net cash used by financing activities for the three-month period ended August 31, 2009 was $3.6 million. Net cash provided by financing activities for the three-month period ended August 31, 2008 was $128.0 million.

We sold $300 million aggregate principal amount of additional 7.25% senior notes due in 2013 at an offering price of 93.25% in the three-month period ended August 31, 2008. The net proceeds were used to repay our $150 million senior term loan and borrowings outstanding under our senior revolving credit facility in the amount of $29.5 million.

OTHER ITEMS

Environmental Matters

We are subject to federal, state and local environmental laws, regulations and permits concerning, among other matters, air emissions and wastewater discharge. We intend to comply with these laws, regulations and permits. However, from time to time we receive claims from federal and state environmental regulatory agencies and entities asserting that we are or may be in violation of certain of these laws, regulations and permits, or from private parties alleging that our operations have injured them or their property. See Note 9 of Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report for a description of certain claims. It is possible that we could be held liable for future charges which might be material but are not currently known or estimable. In addition, changes in federal or state laws, regulations or requirements or discovery of currently unknown conditions could require additional expenditures by us.

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

Critical Accounting Policies

The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Changes in the facts and circumstances could have a significant impact on the resulting financial statements. The critical accounting policies that affect the more complex judgments and estimates are described in our Annual Report on Form 10-K for the year ended May 31, 2009.

Recent Accounting Developments

In May 2009, the Financial Accounting Standards Board issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 was effective for our Company beginning with our Quarterly Report on Form 10-Q for the three-month period ended August 31, 2009, and will be applied prospectively. The adoption of SFAS No. 165 had no impact on our consolidated financial statements.

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

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. This standard was effective for our Company on June 1, 2008. However, in February 2008, the FASB released FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 became effective for all nonfinancial assets and nonfinancial liabilities on June 1, 2009. The adoption of SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities has not had a current material impact on our consolidated financial statements.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the

Private Securities Litigation Reform Act of 1995

Certain statements contained in this quarterly report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the impact of competitive pressures and changing economic and financial conditions on our business, the cyclical and seasonal nature of our business, the level of construction activity in our markets, abnormal periods of inclement weather, unexpected periods of equipment downtime, unexpected operational difficulties, changes in the cost of raw materials, fuel and energy, changes in the cost or availability of transportation, changes in interest rates, the timing and amount of federal, state and local funding for infrastructure, delays in announced capacity expansions, ongoing volatility and uncertainty in the capital or credit markets, the impact of environmental laws, regulations and claims and changes in governmental and public policy, and the risks and uncertainties described in our reports on Forms 10-K, 10-Q and 8-K. Forward-looking statements speak only as of the date hereof, and we assume no obligation to publicly update such statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of August 31, 2009, there were no material changes to the information about market risk contained in our Annual Report on Form 10-K for the year ended May 31, 2009.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the evaluation, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of August 31, 2009.

There were no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this item is included in Note 9 of Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report and incorporated herein by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Shares of our common stock, $1 par value, are traded on the New York Stock Exchange (ticker symbol TXI). The restriction on the payment of dividends is included in Note 3 of Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report and incorporated herein by reference.

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

10.9	Employment Agreement of Mel G. Brekhus (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 22, 2007)

10.10	Texas Industries, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 as filed May 19, 1994, File No. 033-53715)

10.11	Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.12	Form of Stock Option Agreement under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 25, 2006)

10.13	Form of Non-Employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 16, 2009)

10.14	TXI Annual Incentive Plans-Fiscal Year 2010 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on July 17, 2009)

10.15	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2010 (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on July 13, 2007)

10.16	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2011 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on July 11, 2008)

10.17	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2012 (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K filed on July 17, 2009)

10.18	Master Performance-Based Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement filed on August 25, 2006)

10.19	Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on August 12, 2005)

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

10.32

Contract Amendment No. 1, executed August 17, 2009, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 21, 2009)

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

TEXAS INDUSTRIES, INC.

September 25, 2009	/s/ Kenneth R. Allen
Kenneth R. Allen
Vice President – Finance, Chief Financial Officer and Treasurer
(Principal Financial Officer)

September 25, 2009	/s/ T. Lesley Vines
T. Lesley Vines
Vice President – Corporate Controller and Assistant Treasurer
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

4.2	Form of the Company’s 7 1/4 % Senior Note due 2013 (CUSIP 882491 AK9) (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated June 29, 2005)

4.3	Form of the Company’s Notation of Guarantee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated June 29, 2005)

4.4	Form of the Company’s 7 1/4 % Senior Note due 2013 (CUSIP 882491 AM5) and Notation of Guarantee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed August 19, 2008)

4.5	Form of the Company’s 7 1/4 % Senior Note due 2013 (CUSIP U88244 AC9) and Notation of Guarantee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed August 19, 2008)

4.6	Registration Rights Agreement, dated July 6, 2005, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K dated June 29, 2005)

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

Index to Exhibits-(Continued)

Exhibit Number

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

10.9	Employment Agreement of Mel G. Brekhus (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 22, 2007)

10.10	Texas Industries, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 as filed May 19, 1994, File No. 033-53715)

10.11	Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.12	Form of Stock Option Agreement under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 25, 2006)

10.13	Form of Non-Employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 16, 2009)

10.14	TXI Annual Incentive Plans-Fiscal Year 2010 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on July 17, 2009)

10.15	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2010 (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on July 13, 2007)

10.16	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2011 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on July 11, 2008)

10.17	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2012 (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K filed on July 17, 2009)

10.18	Master Performance-Based Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement filed on August 25, 2006)

10.19	Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on August 12, 2005)

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

10.32

Contract Amendment No. 1, executed August 17, 2009, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 21, 2009)

12.1	Computation of Ratios of Earnings to Fixed Charges

15.1	Letter re: Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer