Form 10-Q
period 2009-11-30
TEXAS INDUSTRIES INC
filed 2010-01-07
CIK 97472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

Yes           No  X

There were 27,745,994 shares of the Registrant’s Common Stock, $1.00 par value, outstanding as of January 4, 2010.

INDEX

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	(Unaudited) November 30,	May 31,
In thousands	2009	2009

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$56,794	$19,796
Receivables – net	115,469	129,432
Inventories	161,431	155,724
Deferred income taxes and prepaid expenses	21,320	22,039

TOTAL CURRENT ASSETS	355,014	326,991

OTHER ASSETS
Goodwill	1,715	1,715
Real estate and investments	7,827	10,001
Deferred charges and other	15,787	14,486

	25,329	26,202

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	158,193	156,917
Buildings	58,232	58,442
Machinery and equipment	1,249,864	1,247,931
Construction in progress	322,374	328,256

	1,788,663	1,791,546
Less depreciation and depletion	601,982	572,195

	1,186,681	1,219,351

	$1,567,024	$1,572,544

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$41,144	$55,749
Accrued interest, compensation and other	60,224	51,856
Current portion of long-term debt	541	243

TOTAL CURRENT LIABILITIES	101,909	107,848

LONG-TERM DEBT	543,244	541,540

DEFERRED INCOME TAXES AND OTHER CREDITS	121,591	120,011

SHAREHOLDERS’ EQUITY
Common stock, $1 par value	27,746	27,718
Additional paid-in capital	472,583	469,908
Retained earnings	313,051	319,199
Accumulated other comprehensive loss	(13,100)	(13,680)

	800,280	803,145

	$1,567,024	$1,572,544

See notes to consolidated financial statements.

(Unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Three months ended November 30,		Six months ended November 30,
In thousands except per share	2009	2008	2009	2008

NET SALES	$142,935	$221,799	$326,892	$478,191

Cost of products sold	126,063	195,145	275,915	418,910

GROSS PROFIT	16,872	26,654	50,977	59,281

Selling, general and administrative	15,886	15,864	36,140	33,202
Interest	13,364	9,296	26,608	16,541
Loss on debt retirements	--	--	--	907
Other income	(5,728)	(2,211)	(8,380)	(10,452)

	23,522	22,949	54,368	40,198

INCOME (LOSS) BEFORE INCOME TAXES	(6,650)	3,705	(3,391)	19,083

Income taxes (benefit)	(2,948)	571	(1,404)	5,297

NET INCOME (LOSS)	$(3,702)	$3,134	$(1,987)	$13,786

Net income (loss) per share
Basic	$(.13)	$.11	$(.07)	$.50
Diluted	$(.13)	$.11	$(.07)	$.50

Average shares outstanding
Basic	27,736	27,566	27,728	27,536
Diluted	27,736	27,782	27,728	27,806

Cash dividends declared per share	$.075	$.075	$.15	$.15

See notes to consolidated financial statements.

(Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Six months ended November 30,
In thousands	2009	2008

OPERATING ACTIVITIES
Net income (loss)	$(1,987)	$13,786
Adjustments to reconcile net income (loss) to cash provided by operating activities
Depreciation, depletion and amortization	32,971	34,016
Gains on asset disposals	(1,433)	(427)
Deferred income taxes	756	3,627
Stock-based compensation expense (credit)	2,143	(7,829)
Excess tax benefits from stock-based compensation	(248)	(1,766)
Loss on debt retirements	--	907
Other – net	609	(1,067)
Changes in operating assets and liabilities
Receivables – net	14,020	30,074
Inventories	(3,843)	(10,443)
Prepaid expenses	1,767	914
Accounts payable and accrued liabilities	(4,823)	(23,454)

Net cash provided by operating activities	39,932	38,338

INVESTING ACTIVITIES
Capital expenditures – expansions	(4,543)	(123,420)
Capital expenditures – other	(2,899)	(51,911)
Cash designated for property acquisitions	--	28,733
Proceeds from asset disposals	1,443	865
Investments in life insurance contracts	6,726	2,263
Other – net	(2)	175

Net cash provided (used) by investing activities	725	(143,295)

FINANCING ACTIVITIES
Long-term borrowings	--	327,250
Debt retirements	(144)	(197,610)
Debt issuance costs	(2,039)	(3,476)
Stock option exercises	356	3,885
Excess tax benefits from stock-based compensation	248	1,766
Common dividends paid	(2,080)	(4,131)

Net cash provided (used) by financing activities	(3,659)	127,684

Increase in cash and cash equivalents	36,998	22,727

Cash and cash equivalents at beginning of period	19,796	39,527

Cash and cash equivalents at end of period	$56,794	$62,254

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

1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended November 30, 2009, are not necessarily indicative of the results that may be expected for the year ended May 31, 2010. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Texas Industries, Inc. for the year ended May 31, 2009.

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

Subsequent Events. We evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on January 7, 2010. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our consolidated financial statements.

Estimates. The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

Fair Value of Financial Instruments. The estimated fair value of each class of financial instrument as of November 30, 2009 and May 31, 2009 approximates its carrying value except for long-term debt having fixed interest rates. The fair value of our long-term debt is estimated based on broker/dealer quoted market prices. As of November 30, 2009, the fair value of our long-term debt, including the current portion, was approximately $541.7 million compared to the carrying amount of $543.8 million. As of May 31, 2009, the fair value of our long-term debt, including the current portion, was approximately $476.8 million compared to the carrying amount of $541.8 million.

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

Long-lived Assets. Management reviews long-lived assets on a facility by facility basis for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be recoverable and would record an impairment charge if necessary. Such evaluations compare the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset and are significantly impacted by estimates of future prices for our products, capital needs, economic trends and other factors.

In the fourth quarter of our prior fiscal year, management evaluated the Hunter, Texas cement plant, including the capitalized construction and interest costs associated with the expansion that is currently suspended. We expect the Texas market to recover to pre-recession levels and to complete the expansion project. While the specific timing of the completion will be determined by the level of construction activity in the market, we anticipate completing the project within 2-4 years. Based on historical margins, we believe the undiscounted cash flows over the remaining life of the Hunter plant after completion of the expansion will significantly exceed the current investment in the plant as well as the remaining costs of the expansion and future capital expenditures necessary to achieve these cash flows.

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

Goodwill. Management tests goodwill for impairment annually by reporting unit in the fourth quarter of our fiscal year using a two-step process. The first step of the impairment test identifies potential impairment by comparing the fair value of a reporting unit to its carrying value including goodwill. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future prices for our products, capital needs, economic trends and other factors. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying value of the reporting unit goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

Based on an impairment test performed as of May 31, 2009, an impairment charge of $58.4 million was recognized with respect to goodwill resulting from the acquisition of Riverside Cement Company and identified with our California cement operations. The fair value of the reporting unit declined compared to prior evaluations, the most recent of which was as of November 30, 2008, due to a change in assumptions regarding the timing of cash flows expected to be derived from the reporting unit. The extreme depth of the recession in California was better understood at this time and resulted in the expected timing of a full recovery in the California cement market to be later than previously anticipated. The resulting present value of the projected cash flows did not support the carrying value of the goodwill and a full impairment charge was recognized.

Goodwill resulting from the acquisition of ready-mix operations in Texas and Louisiana and identified with our consumer products operations has a carrying value of $1.7 million at both November 30, 2009 and May 31, 2009. Based on an impairment test performed as of March 31, 2009, the fair value of the reporting unit exceeds its carrying value.

Real Estate and Investments. Surplus real estate and real estate acquired for development of high quality industrial, office or multi-use parks totaled $6.0 million at both November 30, 2009 and May 31, 2009.

Investments include life insurance contracts purchased in connection with certain of our benefit plans. The contracts, recorded at their net cash surrender value, totaled $1.8 million (net of distributions of $82.5 million plus accrued interest and fees) at November 30, 2009 and $4.0 million (net of distributions of $89.5 million plus accrued interest and fees) at May 31, 2009. We can elect to receive distributions chargeable against the cash surrender value of the policies in the form of borrowings or withdrawals or we can elect to surrender the policies and receive their net cash surrender value. Distributions and policy surrenders totaling $10.1 million and $5.4 million were received in the six-month periods ended November 30, 2009 and November 30, 2008, respectively.

Deferred Charges and Other. Deferred charges are composed primarily of debt issuance costs that totaled $9.6 million at November 30, 2009 and $9.0 million at May 31, 2009. The costs are amortized over the term of the related debt.

Other Credits. Other credits totaled $71.9 million at November 30, 2009 and $72.3 million at May 31, 2009 and are composed primarily of liabilities related to our retirement plans, deferred compensation agreements and asset retirement obligations.

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

Changes in asset retirement obligations are as follows:

	Six months ended November 30,
In thousands	2009	2008

Balance at beginning of period	$4,415	$3,961
Accretion expense	161	161
Settlements	(189)	--

Balance at end of period	$4,387	$4,122

Accumulated Other Comprehensive Loss. Amounts recognized in accumulated other comprehensive loss represent adjustments related to a defined benefit retirement plan and a postretirement health benefit plan covering approximately 600 employees and retirees of our California cement subsidiary. The amounts totaled $13.1 million (net of tax of $7.6 million) at November 30, 2009 and $13.7 million (net of tax of $7.9 million) at May 31, 2009.

Comprehensive income (loss) for the three-month and six-month periods ending November 30, 2009 and November 30, 2008 consisted of net income (loss) and amounts in accumulated other comprehensive loss recognized in the periods as components of net periodic postretirement benefit cost, net of tax. Comprehensive income (loss) was $(3.4) million and $3.2 million in the three-month periods ended November 30, 2009 and November 30, 2008, respectively, and $(1.4) million and $14.0 million in the six-month periods ended November 30, 2009 and November 30, 2008, respectively.

Net Sales. Sales are recognized when title has transferred and products are delivered. We include delivery fees in the amount we bill customers to the extent needed to recover our cost of freight and delivery. Net sales are presented as revenues and include these delivery fees.

Other Income. Routine sales of surplus operating assets and real estate resulted in gains of $0.4 million and $0.1 million in the three-month periods ended November 30, 2009 and November 30, 2008, respectively, and gains of $1.4 million and $0.4 million in the six-month periods ended November 30, 2009 and November 30, 2008, respectively. In addition, sales of emission credits associated with our Crestmore cement plant in Riverside, California resulted in gains of $3.4 million in the three-month and six-month periods ended November 30, 2009 and gains of $1.7 million in the six-month period ended November 30, 2008. We have entered into various oil and gas lease agreements on property we own in north Texas. The terms of the agreements include the payment of a lease bonus and royalties on any oil and gas produced. However, we cannot guaranty what the level of royalties, if any, will be. Lease bonus payments received resulted in income of $4.7 million in the six-month period ended November 30, 2008.

Stock-based Compensation. We use the Black-Scholes option-pricing model to determine the fair value of stock options granted as of the date of grant. Options with graded vesting are valued as single awards and the related compensation cost is recognized using a straight-line attribution method over the shorter of the vesting period or required service period adjusted for estimated forfeitures. We use the average stock price on the date of grant to determine the fair value of restricted stock awards paid. A liability, which is included in other credits, is recorded for stock appreciation rights, deferred compensation agreements and stock awards expected to be settled in cash, based on their fair value at the end of each period until such awards are paid.

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

Diluted EPS adjusts net income and the outstanding shares for the dilutive effect of stock options, restricted shares and awards.

Basic and Diluted EPS are calculated as follows:

	Three months ended November 30,		Six months ended November 30,
In thousands except per share	2009	2008	2009	2008

Basic earnings
Net income (loss)	$(3,702)	$3,134	$(1,987)	$13,786
Unvested restricted share participation	2	(1)	(1)	(9)

Basic income (loss)	$(3,700)	$3,133	$(1,986)	$13,777

Diluted earnings
Net income (loss)	$(3,702)	$3,134	$(1,987)	$13,786
Unvested restricted share participation	2	(1)	(1)	(9)

Diluted income (loss)	$(3,700)	$3,133	$(1,986)	$13,777

Shares
Weighted-average shares outstanding	27,740	27,570	27,734	27,543
Contingently issuable shares	8	9	9	9
Unvested restricted shares	(12)	(13)	(15)	(16)

Basic weighted-average shares	27,736	27,566	27,728	27,536

Stock option, restricted share and award dilution	--	216	--	270

Diluted weighted-average shares*	27,736	27,782	27,728	27,806

Net income (loss) per share
Basic	$(.13)	$.11	$(.07)	$.50
Diluted	$(.13)	$.11	$(.07)	$.50

* Shares excluded due to antidilutive effect Stock options, restricted shares and awards	978	779	979	487

Recently Issued Accounting Guidance. In May 2009, the Financial Accounting Standards Board issued new accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. The new guidance also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This new accounting guidance was effective for our Company beginning with our Quarterly Report on Form 10-Q for the three-month period ended August 31, 2009, and is being applied prospectively. This change in accounting policy had no impact on our consolidated financial statements.

In September 2006, the Financial Accounting Standards Board issued new accounting guidance that defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. This accounting guidance was effective for our Company on June 1, 2008. However, in February 2008, the FASB delayed the effective date of the new guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The new guidance became effective for all nonfinancial assets and nonfinancial liabilities on June 1, 2009. The adoption of this new accounting policy for our nonfinancial assets and nonfinancial liabilities has not had a current material impact on our consolidated financial statements.

2. Working Capital

Working capital totaled $253.1 million at November 30, 2009 compared to $219.1 million at May 31, 2009. Selected components of working capital are summarized below.

Receivables consist of:

	November 30,	May 31,
In thousands	2009	2009

Trade notes and accounts receivable	$75,356	$92,622
Other notes receivable including accrued interest	19,847	19,197
Income tax receivable	14,913	13,579
Refund claims and other	5,353	4,034

	$115,469	$129,432

Trade notes and accounts receivable are presented net of allowances for doubtful receivables of $2.9 million at November 30, 2009 and $2.1 million at May 31, 2009. Provisions for bad debts charged to expense were $1.0 million and $0.9 million in the six-month periods ended November 30, 2009 and November 30, 2008, respectively. Uncollectible accounts written off totaled $0.2 million and $0.2 million in the six-month periods ended November 30, 2009 and November 30, 2008, respectively.

Other notes receivable at November 30, 2009 represents a note received in connection with the sale of land associated with our expanded shale and clay operations in south Texas in 2006. The note, scheduled to mature May 31, 2010, was sold at par plus accrued interest on December 18, 2009.

Inventories consist of:

	November 30,	May 31,
In thousands	2009	2009

Finished products	$9,863	$10,873
Work in process	65,213	61,608
Raw materials	16,781	17,513

Total inventories at LIFO cost	91,857	89,994

Finished products	16,827	16,575
Raw materials	1,292	2,079
Parts and supplies	51,455	47,076

Total inventories at average cost	69,574	65,730

Total inventories	$161,431	$155,724

All inventories are stated at the lower of cost or market. Finished products, work in process and raw material inventories excluding natural aggregate inventories are valued using the last-in, first-out (“LIFO”) method. Natural aggregate finished product and raw material inventories and parts and supplies inventories are valued using the average cost method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. If the average cost method (which approximates current replacement cost) had been used for all of these inventories, inventory values would have been higher by $45.4 million at November 30, 2009 and $47.0 million at May 31, 2009.

Accrued interest, compensation and other consist of:

	November 30,	May 31,
In thousands	2009	2009

Interest	$15,194	$15,271
Compensation and employee benefits	16,274	14,316
Casualty insurance	13,484	14,332
Income taxes	799	613
Property taxes and other	14,473	7,324

	$60,224	$51,856

3. Long-Term Debt

Long-term debt consists of:

	November 30,	May 31,
In thousands	2009	2009

Senior secured revolving credit facility expiring in 2012	$--	$--
7.25% Senior notes due 2013
Notes issued July 6, 2005 at par value	250,000	250,000
Additional notes issued August 18, 2008, net of unamortized discount of $15.7 million at November 30, 2009 and $17.6 million at May 31, 2009 (effective interest rate 8.98%)	284,255	282,448

	534,255	532,448
Capital lease obligations	9,253	9,058
Other contract obligations	277	277

	543,785	541,783
Less current portion	(541)	(243)

	$543,244	$541,540

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

The amount that can be borrowed under the credit facility is limited to an amount based on the value of our consolidated accounts receivable, inventory and mobile equipment. This amount, called the borrowing base, may be less than the $200 million stated principal amount of the credit facility. Our current borrowing base under our amended agreement is $151.6 million. No borrowings were outstanding at November 30, 2009; however, $28.4 million of the borrowing base was utilized to support letters of credit.

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

The credit agreement contains a number of covenants restricting, among other things, prepayment or redemption of our senior notes, distributions and dividends on and repurchases of our capital stock, acquisitions and investments, indebtedness, liens and affiliate transactions. We are not required to maintain any financial ratios or covenants unless an event of default occurs or borrowing availability under the borrowing base is less than $40 million, in which case we must comply with a fixed charge coverage ratio. We are permitted to pay cash dividends on our common stock as long as the credit facility is not in default, the fixed charge coverage ratio is greater than 1.1 to 1.0 and borrowing availability under the borrowing base is more than $50 million. We were in compliance with all of these loan covenants as of November 30, 2009.

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

At November 30, 2009, we had $550 million aggregate principal amount of 7.25% senior notes outstanding. Under the indenture, we may redeem the notes at a premium of 101.813% in 2010 and 100% in 2011 and thereafter. If we experience a change of control, we may be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued interest.

All of our consolidated subsidiaries have unconditionally guaranteed the 7.25% senior notes. The indenture governing the notes contains covenants that will limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem our stock, make investments, sell assets, incur liens, enter into agreements restricting our subsidiaries’ ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of our assets. We are not required to maintain any affirmative financial ratios or covenants. We were in compliance with all of these loan covenants as of November 30, 2009.

Other. Required principal payments on long-term debt, excluding the capital lease obligations, for each of the five years succeeding November 30, 2009 are none for 2010 through 2012 and $550.0 million for 2013 and none for 2014. The total amount of interest paid was $25.5 million and $15.2 million during the six-month periods ended November 30, 2009 and November 30, 2008, respectively. The total amount of interest incurred was $13.4 million and $12.5 million in the three-month periods ended November 30, 2009 and November 30, 2008, respectively, of which $3.2 million was capitalized in the three-month period ended November 30, 2008. The total amount of interest incurred was $26.6 million and $21.5 million in the six-month period ended November 30, 2009 and November 30, 2008, respectively, of which $5.0 million was capitalized in the six-month period ended November 30, 2008.

4. Commitments

During October 2007, we commenced construction on a project to expand our Hunter, Texas cement plant. In light of current economic and market conditions, we have delayed completion of the project. We believe it is likely that current cement demand levels in Texas would not permit the new kiln to operate profitably. We expect cement demand to rebound in the future and we will resume construction when future economic and market conditions indicate it is appropriate. The pause in construction began in May 2009. As of November 30, 2009, we have incurred approximately $293.3 million, excluding capitalized interest of approximately $16.3 million related to the project, of which $288.6 million has been expended. We estimate that the project is 85-90% complete. Until we determine the date that we will resume construction, we cannot accurately estimate the cost of completing the project.

5. Shareholders’ Equity

Common stock consists of:

	November 30,	May 31,
In thousands	2009	2009

Shares authorized	100,000	100,000
Shares outstanding	27,746	27,718
Shares reserved for stock options and other	2,822	2,850

There are authorized 100,000 shares of Cumulative Preferred Stock, no par value, of which 20,000 shares are designated $5 Cumulative Preferred Stock (Voting), redeemable at $105 per share and entitled to $100 per share upon dissolution. An additional 40,000 shares are designated Series B Junior Participating Preferred Stock. The Series B Preferred Stock is not redeemable and ranks, with respect to the payment of dividends and the distribution of assets, junior to (i) all other series of the Preferred Stock unless the terms of any other series shall provide otherwise and (ii) the $5 Cumulative Preferred Stock. No shares of Cumulative Preferred Stock or Series B Junior Participating Preferred Stock were outstanding as of November 30, 2009. Pursuant to a Rights Agreement, in November 2006, we distributed a dividend of one preferred share purchase right for each outstanding share of our Common Stock. Each right entitles the holder to purchase from us one one-thousandth of a share of the Series B Junior Participating Preferred Stock at a price of $300, subject to adjustment. The rights will expire on November 1, 2016 unless the date is extended or the rights are earlier redeemed or exchanged by us pursuant to the Rights Agreement.

On November 18, 2009, our Board of Directors declared a cash dividend of $0.075 per share of our outstanding common stock payable on December 7, 2009 to shareholders of record as of November 27, 2009. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

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

Options become exercisable in installments beginning one year after the date of grant and expire ten years after the date of grant. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. Options with graded vesting are valued as single awards and the compensation cost recognized using a straight-line attribution method over the shorter of the vesting period or required service period adjusted for estimated forfeitures. No options were granted during the six-month period ended November 30, 2009. The weighted-average grant date fair value of options granted during the six-month period ended November 30, 2008 was $23.95 based on weighted average assumptions for expected volatility of .360, expected lives of 10 years, risk-free interest rates of 4.00% and expected dividend yields of ..62%.

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

A summary of option transactions for the six-month period ended November 30, 2009, follows:

	Shares Under Option	Weighted-Average Option Price

Outstanding at May 31, 2009	1,594,757	$38.03
Exercised	(19,209)	18.55
Canceled	(16,966)	38.91

Outstanding at November 30, 2009	1,558,582	$38.26

Exercisable at November 30, 2009	780,437	$35.83

The following table summarizes information about stock options outstanding as of November 30, 2009.

	Range of Exercise Prices
	$16.04 - $27.39	$31.15 - $48.60	$50.63 - $70.18

Options outstanding
Shares outstanding	725,761	244,821	588,000
Weighted-average remaining life in years	6.07	3.65	6.79
Weighted-average exercise price	$21.92	$41.03	$57.28
Options exercisable
Shares exercisable	346,561	206,436	227,440
Weighted-average remaining life in years	2.84	3.31	6.50
Weighted-average exercise price	$18.98	$40.06	$57.66

Outstanding options expire on various dates to January 14, 2019. As of November 30, 2009, we have reserved 1,258,925 shares for future awards under the 2004 Plan.

As of November 30, 2009, the aggregate intrinsic value (the difference in the closing market price of our common stock of $34.74 and the exercise price to be paid by the optionee) of stock options outstanding was $9.6 million. The aggregate intrinsic value of exercisable stock options at that date was $5.7 million. The total intrinsic value for options exercised (the difference in the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) was less than $0.1 million and $1.1 million for the three-month periods ended November 30, 2009 and November 30, 2008, respectively, and $0.5 million and $1.9 million for the six-month periods ended November 30, 2009 and November 30, 2008, respectively.

We have provided additional stock-based compensation to employees and directors under stock appreciation rights contracts, deferred compensation agreements, restricted stock payments and a former stock awards program. At November 30, 2009, outstanding stock appreciation rights totaled 155,979 shares, deferred compensation agreements to be settled in cash totaled 100,341 shares, deferred compensation agreements to be settled in common stock totaled 1,121 shares, unvested restricted stock payments totaled 6,167 shares and stock awards totaled 3,499 shares. Deferred income taxes and other credits on the consolidated balance sheets include $5.6 million at November 30, 2009 and $6.0 million at May 31, 2009 representing accrued stock-based compensation which is expected to be settled in cash.

Total stock-based compensation included in selling, general and administrative expense (credit) was $(0.5) million and $(3.8) million in the three-month periods ended November 30, 2009 and November 30, 2008, respectively, and $2.1 million and $(7.8) million in the six-month periods ended November 30, 2009 and November 30, 2008, respectively. The impact of changes in our company’s stock price on stock-based awards accounted for as liabilities reduced stock-based compensation $1.5 million and $4.6 million in the three-month periods ended November 30, 2009 and November 30, 2008, respectively. The impact of changes in our company’s stock price increased stock-based compensation $0.1 million in the six-month period ended November 30, 2009 and reduced stock-based compensation $9.7 million in the six-month period ended November 30, 2008. The total tax expense (benefit) recognized in our statements of operations for stock-based compensation was $0.4 million and $1.6 million in the three-month periods ended November 30, 2009 and November 30, 2008, respectively, and $(0.4) million and $3.3 million in the six-month periods ended November 30, 2009 and November 30, 2008, respectively. The total tax benefit realized for stock-based compensation was less than $0.1 million and $0.6 million in the three-month periods ended November 30, 2009 and November 30, 2008, respectively, and $0.2 million and $1.8 million in the six-month periods ended November 30, 2009 and November 30, 2008, respectively.

As of November 30, 2009, $7.5 million of total unrecognized compensation cost related to stock options, restricted stock payments and stock awards is expected to be recognized. We currently expect to recognize in the years succeeding November 30, 2009 approximately $3.2 million of this stock-based compensation expense in 2010, $2.2 million in 2011, $1.3 million in 2012, $0.7 million in 2013 and $0.1 million in 2014.

7. Retirement Plans

Riverside Defined Benefit Plans. Approximately 600 employees and retirees of our California cement subsidiary, Riverside Cement Company, are covered by a defined benefit pension plan and a postretirement health benefit plan. Unrecognized prior service costs and actuarial gains or losses for these plans are recognized in a systematic manner over the remaining service periods of active employees expected to receive benefits under these plans. The amount of the defined benefit pension plan and postretirement health benefit plan expense charged to costs and expenses for the three-month and six-month periods ended November 30, 2009 and November 30, 2008, was as follows:

	Pension Benefit		Health Benefit
In thousands	2009	2008	2009	2008

Three months ended November 30
Service cost	$115	$179	$26	$22
Interest cost	792	791	117	110
Expected return on plan assets	(586)	(812)	--	--
Amortization of prior service cost	--	--	(193)	(197)
Amortization of net actuarial loss	500	174	151	168

	$821	$332	$101	$103

Six months ended November 30
Service cost	$229	$359	$53	$44
Interest cost	1,583	1,583	233	219
Expected return on plan assets	(1,171)	(1,626)	--	--
Amortization of prior service cost	--	--	(387)	(393)
Amortization of net actuarial loss	1,000	349	302	336

	$1,641	$665	$201	$206

Financial Security Defined Benefit Plans. We have a series of financial security plans that are non-qualified defined benefit plans providing retirement and death benefits to substantially all of our executive and key managerial employees. The plans are contributory but not funded. The amount of financial security plan benefit expense charged to costs and expenses for the three-month and six-month periods ended November 30, 2009 and November 30, 2008, was as follows:

	FSP Benefit
In thousands	2009	2008

Three months ended November 30
Service cost	$468	$399
Interest cost	562	546
Participant contributions	(109)	(90)

	$921	$855

Six months ended November 30
Service cost	$937	$798
Interest cost	1,123	1,091
Participant contributions	(204)	(178)

	$1,856	$1,711

8. Income Taxes

Income taxes for the interim periods ended November 30, 2009 and November 30, 2008 have been included in the accompanying financial statements on the basis of an estimated annual rate. The primary reason that the tax rate differs from the 35% federal statutory corporate rate is due to percentage depletion that is tax deductible, state income taxes and deductions for income from qualified domestic production activities. Our estimated effective tax rate for fiscal year 2010 is 41.4% compared to 28.3% for fiscal year 2009. We made income tax payments of less than $0.1 million and $2.1 million during the six-month periods ended November 30, 2009 and November 30, 2008, respectively, and received income tax refunds of $1.1 million and $0.3 million during the six-month periods ended November 30, 2009 and November 30, 2008, respectively.

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

In March 2008, the South Coast Air Quality Management District, or SCAQMD, informed one of our subsidiaries, Riverside Cement Company (Riverside), that it believed that dust blowing from open stockpiles of gray clinker or other operations at our Crestmore cement plant in Riverside, California caused the level of hexavalent chromium, or chrome 6, in the vicinity of the plant to be elevated above ambient air levels. Chrome 6 has been identified by the State of California as a carcinogen. Riverside immediately began taking steps, in addition to its normal dust control procedures, to reduce dust from plant operations and eliminate the use of open clinker stockpiles. In February 2008, the SCAQMD placed an air monitoring station at the downwind property line closest to the open clinker stockpiles. In the SCAQMD’s first public report of the results of its monitoring, over the period of February 12 to April 9, 2008, the average level of chrome 6 was 2.43 nanograms per cubic meter, or ng/m³. Since that time, the average level has decreased. The average levels of chrome 6 reported by the SCAQMD at all of the air monitoring stations in areas around the plant, including the station at the property line, are below 1.0 ng/m³ over the entire period of time it operated the stations. The SCAQMD compared the level of exposure at the air monitor on our property line with the following employee exposure standards established by regulatory agencies:

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

Since August 2008, twenty-one additional lawsuits have been filed in the same court against us or one or more of our subsidiaries containing allegations of personal injury and wrongful death by approximately 2,800 individual plaintiffs who were allegedly exposed to chrome 6 and other toxic or harmful substances in the air, water and soil caused by emissions from the Crestmore plant. The plaintiffs allege causes of action that vary somewhat from suit to suit, but typically include, among other things, negligence, intentional and negligent infliction of emotional distress, trespass, public and private nuisance, strict liability, willful misconduct, fraudulent concealment, wrongful death and loss of consortium. The plaintiffs generally request, among other things, general and punitive damages, medical expenses, loss of earnings, property damages and medical monitoring costs. Some of the suits include additional defendants, such as predecessor owners of Riverside and the owner of another cement plant located approximately four miles from the Crestmore plant.

Since January 2009, six lawsuits have been filed against us or one or more of our subsidiaries in the same court involving similar allegations, causes of action and requests for relief, but with respect to our Oro Grande, California cement plant instead of the Crestmore plant. The suits involve approximately 280 individual plaintiffs. Prior to the filing of the lawsuits, the air quality management district in whose jurisdiction the plant lies conducted air sampling from locations around the plant. None of the samples contained chrome 6 levels above 1.0 ng/m³.

At this time, none of the plaintiffs in these cases has alleged any specific amount or range of damages. We will vigorously defend all of these suits but we cannot predict what liability, if any, could arise from them. We also cannot predict whether any other suits may be filed against us alleging damages due to injuries to persons or property caused by claimed exposure to chrome 6.

We are defendants in other lawsuits which arose in the normal course of business. In management’s judgment the ultimate liability, if any, from such other legal proceedings will not have a material affect on our consolidated financial position or results of operations.

10. Business Segments

We have three business segments: cement, aggregates and consumer products. Our business segments are managed separately along product lines. Through the cement segment we produce and sell gray portland cement as our principal product, as well as specialty cements. Through the aggregates segment we produce and sell stone, sand and gravel as our principal products, as well as expanded shale and clay lightweight aggregates. Through the consumer products segment we produce and sell ready-mix concrete as our principal product, as well as packaged concrete mix, mortar, sand and related products. We account for intersegment sales at market prices. Segment operating profit consists of net sales less operating costs and expenses. Corporate includes those administrative, financial, legal, human resources, environmental and real estate activities which are not allocated to operations and are excluded from segment operating profit. Identifiable assets by segment are those assets that are used in each segment’s operation. Corporate assets consist primarily of cash and cash equivalents, real estate and other financial assets not identified with a business segment. We no longer report “Unallocated overhead and other income–net” as a separate part of total segment operating profit. Engineering and other income items previously reported in “Unallocated overhead and other income–net” are reported in our cement segment. Environmental and other remaining overhead items previously reported in “Unallocated overhead and other income–net” are reported in corporate. Prior period information has been reclassified to conform to the current period presentation.

The following is a summary of operating results and certain other financial data for our business segments.

	Three months ended November 30,		Six months ended November 30,
In thousands	2009	2008	2009	2008

Net sales
Cement
Sales to external customers	$57,594	$91,541	$129,631	$193,398
Intersegment sales	10,589	16,507	23,748	36,013
Aggregates
Sales to external customers	31,480	50,624	74,720	110,923
Intersegment sales	4,807	9,881	11,668	21,379
Consumer products
Sales to external customers	53,861	79,634	122,541	173,870
Intersegment sales	592	1,010	1,450	1,998
Eliminations	(15,988)	(27,398)	(36,866)	(59,390)

Total net sales	$142,935	$221,799	$326,892	$478,191

Segment operating profit
Cement	$10,135	$8,768	$22,541	$25,433
Aggregates	2,229	5,554	10,868	14,479
Consumer products	281	679	5,032	229

Total segment operating profit	12,645	15,001	38,441	40,141

Corporate	(5,931)	(2,000)	(15,224)	(3,610)
Interest	(13,364)	(9,296)	(26,608)	(16,541)
Loss on debt retirements	--	--	--	(907)

Income (loss) before income taxes	$(6,650)	$3,705	$(3,391)	$19,083

Depreciation, depletion and amortization
Cement	$9,286	$9,393	$18,627	$18,726
Aggregates	4,994	5,651	10,061	11,072
Consumer products	1,807	1,856	3,703	3,729
Corporate	290	251	580	489

Total depreciation, depletion and amortization	$16,377	$17,151	$32,971	$34,016

Capital expenditures
Cement	$73	$81,658	$4,791	$136,010
Aggregates	1,928	2,845	2,408	35,362
Consumer products	17	1,885	168	3,473
Corporate	51	207	75	486

Total capital expenditures	$2,069	$86,595	$7,442	$175,331

Net sales by product
Cement	$51,141	$81,915	$116,472	$173,812
Stone, sand and gravel	15,887	27,298	37,536	57,626
Ready-mix concrete	41,702	64,743	95,721	143,586
Other products	21,189	26,050	48,558	56,242
Delivery fees	13,016	21,793	28,605	46,925

Total net sales	$142,935	$221,799	$326,892	$478,191

All sales were made in the United States during the periods presented with no single customer representing more than 10 percent of sales.

Other income includes gains from sales of emission credits associated with our Crestmore cement plant in Riverside, California of $3.4 million in the three-month and six-month periods ended November 30, 2009 and $1.7 million in the six-month period ended November 30, 2008. In addition, other income in the six-month period ended November 30, 2008 includes $4.7 million in lease bonus payments received upon the execution of oil and gas lease agreements on property we own in north Texas, including $2.8 million associated with our cement operations, $0.1 million associated with our aggregate operations, $0.2 million associated with our ready-mix concrete operations and $1.6 million associated with our corporate real estate activities.

Cement capital expenditures, including capitalized interest, incurred in connection with the expansion of our Hunter, Texas cement plant was $4.5 million and $122.1 million in the six-month periods ended November 30, 2009 and November 30, 2008, respectively. In addition, cement capital expenditures, including capitalized interest, incurred in connection with the expansion and modernization of our Oro Grande, California cement plant were $1.3 million in the six-month period ended November 30, 2008. Aggregate capital expenditures include $25.3 million in the six-month period ended November 30, 2008 incurred to acquire aggregate operations in central Texas through a tax deferred like-kind-exchange transaction. Other capital expenditures incurred represent normal replacement and upgrades of existing equipment and acquisitions to sustain existing operations in each segment.

The following is a summary of assets used in each of our business segments.

	November 30,	May 31,
In thousands	2009	2009

Identifiable assets
Cement	$1,129,061	$1,149,320
Aggregates	225,353	236,727
Consumer products	86,606	95,310
Corporate	126,004	91,187

Total assets	$1,567,024	$1,572,544

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

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating balance sheet at November 30, 2009

Cash and cash equivalents	$56,794	$--	$--	$56,794
Receivables - net	14,913	100,556	--	115,469
Intercompany receivables	279,368	18,753	(298,121)	--
Inventories	--	161,431	--	161,431
Deferred income taxes and prepaid expenses	122	21,198	--	21,320

Total current assets	351,197	301,938	(298,121)	355,014
Goodwill	--	1,715	--	1,715
Real estate and investments	1,790	6,037	--	7,827
Deferred charges and other	9,586	6,201	--	15,787
Investment in subsidiaries	956,471	--	(956,471)	--
Long-term intercompany receivables	50,000	--	(50,000)	--
Property, plant and equipment - net	--	1,186,681	--	1,186,681

Total assets	$1,369,044	$1,502,572	$(1,304,592)	$1,567,024

Accounts payable	$2,136	$39,008	$--	$41,144
Intercompany payables	18,753	279,368	(298,121)	--
Accrued interest, compensation and other	20,039	40,185	--	60,224
Current portion of long-term debt	--	541	--	541

Total current liabilities	40,928	359,102	(298,121)	101,909
Long-term debt	534,532	8,712	--	543,244
Long-term intercompany payables	--	50,000	(50,000)	--
Deferred income taxes and other credits	(6,696)	128,287	--	121,591
Shareholders’ equity	800,280	956,471	(956,471)	800,280

Total liabilities and shareholders’ equity	$1,369,044	$1,502,572	$(1,304,592)	$1,567,024

Condensed consolidating balance sheet at May 31, 2009

Cash and cash equivalents	$17,226	$2,570	$--	$19,796
Receivables - net	14,707	114,725	--	129,432
Intercompany receivables	333,886	18,759	(352,645)	--
Inventories	--	155,724	--	155,724
Deferred income taxes and prepaid expenses	426	21,613	--	22,039

Total current assets	366,245	313,391	(352,645)	326,991
Goodwill	--	1,715	--	1,715
Real estate and investments	3,965	6,036	--	10,001
Deferred charges and other	8,997	5,489	--	14,486
Investment in subsidiaries	940,982	--	(940,982)	--
Long-term intercompany receivables	50,000	--	(50,000)	--
Property, plant and equipment - net	--	1,219,351	--	1,219,351

Total assets	$1,370,189	$1,545,982	$(1,343,627)	$1,572,544

Accounts payable	$74	$55,675	$--	$55,749
Intercompany payables	18,759	333,886	(352,645)	--
Accrued interest, compensation and other	19,773	32,083	--	51,856
Current portion of long-term debt	--	243	--	243

Total current liabilities	38,606	421,887	(352,645)	107,848
Long-term debt	532,725	8,815	--	541,540
Long-term intercompany payables	--	50,000	(50,000)	--
Deferred income taxes and other credits	(4,287)	124,298	--	120,011
Shareholders’ equity	803,145	940,982	(940,982)	803,145

Total liabilities and shareholders’ equity	$1,370,189	$1,545,982	$(1,343,627)	$1,572,544

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating statement of operations for the three months ended November 30, 2009

Net sales	$--	$142,935	$--	$142,935
Cost of products sold	--	126,063	--	126,063

Gross profit	--	16,872	--	16,872

Selling, general and administrative	500	15,386	--	15,886
Interest	13,191	1,046	(873)	13,364
Loss on debt retirements	--	--	--	--
Other income	(14)	(5,714)	--	(5,728)
Intercompany other income	(873)	--	873	--

	12,804	10,718	--	23,522

Income (loss) before the following items	(12,804)	6,154	--	(6,650)
Income taxes (benefit)	(5,368)	2,420	--	(2,948)

	(7,436)	3,734	--	(3,702)
Equity in earnings of subsidiaries	3,734	--	(3,734)	--

Net income (loss)	$(3,702)	$3,734	$(3,734)	$(3,702)

Condensed consolidating statement of operations for the three months ended November 30, 2008

Net sales	$--	$221,799	$--	$221,799
Cost of products sold	--	195,145	--	195,145

Gross profit	--	26,654	--	26,654

Selling, general and administrative	(989)	16,853	--	15,864
Interest	12,306	--	(3,010)	9,296
Loss on debt retirements	--	--	--	--
Other income	(202)	(2,009)	--	(2,211)
Intercompany other income	(873)	(2,137)	3,010	--

	10,242	12,707	--	22,949

Income (loss) before the following items	(10,242)	13,947	--	3,705
Income taxes (benefit)	(3,034)	3,605	--	571

	(7,208)	10,342	--	3,134
Equity in earnings of subsidiaries	10,342	--	(10,342)	--

Net income (loss)	$3,134	$10,342	$(10,342)	$3,134

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating statement of operations for the six months ended November 30, 2009

Net sales	$--	$326,892	$--	$326,892
Cost of products sold	--	275,915	--	275,915

Gross profit	--	50,977	--	50,977

Selling, general and administrative	3,338	32,802	--	36,140
Interest	26,262	2,101	(1,755)	26,608
Loss on debt retirements	--	--	--	--
Other income	(26)	(8,354)	--	(8,380)
Intercompany other income	(1,755)	--	1,755	--

	27,819	26,549	--	54,368

Income (loss) before the following items	(27,819)	24,428	--	(3,391)
Income taxes (benefit)	(10,924)	9,520	--	(1,404)

	(16,895)	14,908	--	(1,987)
Equity in earnings of subsidiaries	14,908	--	(14,908)	--

Net income (loss)	$(1,987)	$14,908	$(14,908)	$(1,987)

Condensed consolidating statement of operations for the six months ended November 30, 2008

Net sales	$--	$478,191	$--	$478,191
Cost of products sold	--	418,910	--	418,910

Gross profit	--	59,281	--	59,281

Selling, general and administrative	(2,519)	35,721	--	33,202
Interest	21,151	--	(4,610)	16,541
Loss on debt retirements	907	--	--	907
Other income	(334)	(10,118)	--	(10,452)
Intercompany other income	(1,755)	(2,855)	4,610	--

	17,450	22,748	--	40,198

Income (loss) before the following items	(17,450)	36,533	--	19,083
Income taxes (benefit)	(5,685)	10,982	--	5,297

	(11,765)	25,551	--	13,786
Equity in earnings of subsidiaries	25,551	--	(25,551)	--

Net income (loss)	$13,786	$25,551	$(25,551)	$13,786

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating statement of cash flows for the six months ended November 30, 2009

Net cash provided by operating activities	$36,357	$3,575	$--	$39,932

Investing activities
Capital expenditures - expansions	--	(4,543)	--	(4,543)
Capital expenditures - other	--	(2,899)	--	(2,899)
Cash designated for property acquisitions	--	--	--	--
Proceeds from asset disposals	--	1,443	--	1,443
Investments in life insurance contracts	6,726	--	--	6,726
Other - net	--	(2)	--	(2)

Net cash provided (used) by investing activities	6,726	(6,001)	--	725

Financing activities
Long-term borrowings	--	--	--	--
Debt retirements	--	(144)	--	(144)
Debt issuance costs	(2,039)	--	--	(2,039)
Stock option exercises	356	--	--	356
Excess tax benefits from stock-based compensation	248	--	--	248
Common dividends paid	(2,080)	--	--	(2,080)

Net cash provided (used) by financing activities	(3,515)	(144)	--	(3,659)

Increase in cash and cash equivalents	39,568	(2,570)	--	36,998

Cash and cash equivalents at beginning of period	17,226	2,570	--	19,796

Cash and cash equivalents at end of period	$56,794	$--	$--	$56,794

Condensed consolidating statement of cash flows for the six months ended November 30, 2008

Net cash provided by operating activities	$(106,746)	$145,084	$--	$38,338

Investing activities
Capital expenditures - expansions	--	(123,420)	--	(123,420)
Capital expenditures - other	--	(51,911)	--	(51,911)
Cash designated for property acquisitions	--	28,733	--	28,733
Proceeds from asset disposals	--	865	--	865
Investments in life insurance contracts	2,263	--	--	2,263
Other - net	--	175	--	175

Net cash provided (used) by investing activities	2,263	(145,558)	--	(143,295)

Financing activities
Long-term borrowings	327,250	--	--	327,250
Debt retirements	(197,500)	(110)	--	(197,610)
Debt issuance costs	(3,476)	--	--	(3,476)
Stock option exercises	3,885	--	--	3,885
Excess tax benefits from stock-based compensation	1,766	--	--	1,766
Common dividends paid	(4,131)	--	--	(4,131)

Net cash provided (used) by financing activities	127,794	(110)	--	127,684

Increase in cash and cash equivalents	23,311	(584)	--	22,727

Cash and cash equivalents at beginning of period	34,675	4,852	--	39,527

Cash and cash equivalents at end of period	$57,986	$4,268	$--	$62,254

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Texas Industries, Inc.

We have reviewed the accompanying consolidated balance sheet of Texas Industries, Inc. and subsidiaries (the Company) as of November 30, 2009, and the related consolidated statements of operations for the three- and six-month periods ended November 30, 2009 and 2008 and cash flows for the six-month periods ended November 30, 2009 and 2008. These financial statements are the responsibility of the Company’s management.

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

January 7, 2010

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

During the three-month and six-month periods ended November 30, 2009, the economy in both our California and Texas market areas continued to be challenging. In addition, during the three-month period ended November 30, 2009, abnormally inclement weather in our Texas market area further impacted already depressed construction activity. We have continued to manage our production to more closely match market demand, reduce costs and manage our cash position. We believe these steps have had a significant positive impact on our operating results and cash flows in the current periods.

Consolidated sales for the three-month period ended November 30, 2009 were $142.9 million, a decrease of $78.9 million from the prior year period. Consolidated cost of products sold for the three-month period ended November 30, 2009 was $126.1 million, a decrease of $69.1 million from the prior year period. Gross profit as a percentage of sales was unchanged. Consolidated sales for the six-month period ended November 30, 2009 were $326.9 million, a decrease of $151.3 million from the prior year period. Consolidated cost of products sold for the six-month period ended November 30, 2009 was $275.9 million, a decrease of $143.0 million from the prior year period. Gross profit as a percentage of sales increased to 16% from 12%.

The effect of lower shipments for all of our major products in the three-month and six-month periods ended November 30, 2009 was offset in part by our efforts to manage costs. Raw material, energy and supplies and maintenance costs decreased in both periods compared to the prior year periods.

Consolidated selling, general and administrative expense for the three-month period ended November 30, 2009 was $15.9 million, unchanged from the prior year period. Consolidated selling, general and administrative expense for the six-month period ended November 30, 2009 was $36.1 million, an increase of $2.9 million from the prior year period. Our stock-based compensation includes awards expected to be settled in cash, the expense for which is based on their fair value at the end of each period until the awards are paid. The impact of changes in our stock price on the fair value of these awards increased expense $3.1 million for the three-month period ended November 30, 2009 and $9.8 million for the six-month period ended November 30, 2009 from the prior year periods. Our focus on reducing controllable costs lowered overall other expenses $3.1 million in the three-month period ended November 30, 2009 and $6.9 million in the six-month period ended November 30, 2009 from the prior year periods.

Consolidated other income for the three-month period ended November 30, 2009 was $5.7 million, an increase of $3.5 million from the prior year period. Consolidated other income for the six-month period ended November 30, 2009 was $8.4 million, a decrease of $2.1 million from the prior year period. Sales of emission credits associated with our Crestmore cement plant in Riverside, California resulted in gains of $3.4 million in the three-month and six-month periods ended November 30, 2009 and gains of $1.7 million in the six-month period ended November 30, 2008. We have entered into various oil and gas lease agreements on property we own in north Texas. The terms of the agreements include the payment of a lease bonus and royalties on any oil and gas produced. Lease bonus payments received resulted in income of $4.7 million in the six-month period ended November 30, 2008.

Consolidated operating profit for the three-month periods ended November 30, 2009 and November 30, 2008 was $12.6 million and $15.0 million, respectively. Consolidated operating profit for the six-month periods ended November 30, 2009 and November 30, 2008 was $38.4 million and $40.1 million, respectively. The following is a summary of operating results for our business segments and certain other information related to our principal products and non-operating income and expenses.

Cement Operations

	Three months ended November 30,		Six months ended November 30,
In thousands except per unit	2009	2008	2009	2008

Operating Results
Total cement sales	$61,726	$98,407	$140,186	$209,811
Total other sales and delivery fees	6,457	9,641	13,193	19,600

Total segment sales	68,183	108,048	153,379	229,411
Cost of products sold	58,359	94,206	128,218	198,763

Gross profit	9,824	13,842	25,161	30,648
Selling, general and administrative	(4,359)	(6,082)	(9,033)	(11,487)
Other income	4,670	1,008	6,413	6,272

Operating Profit	$10,135	$8,768	$22,541	$25,433

Cement
Shipments (tons)	738	1,083	1,653	2,301
Prices ($/ton)	$83.64	$90.87	$84.78	$91.17
Cost of sales ($/ton)	$71.98	$79.04	$70.16	$79.15

Three months ended November 30, 2009

Cement operating profit for the three-month period ended November 30, 2009 was $10.1 million, an increase of $1.4 million from the prior year period.

Total segment sales for the three-month period ended November 30, 2009 were $68.2 million compared to $108.0 million for the prior year period. Cement sales decreased $36.7 million as construction activity continued to decline in both our Texas and California market areas. Abnormally inclement weather in our Texas market area also contributed to the decline in construction activity during the current period. Our Texas market area accounted for approximately 69% of cement sales in the current period compared to 70% of cement sales in the prior year period. Shipments decreased 34% in our Texas market area and 26% in our California market area. Average cement prices decreased 6% in our Texas market area and 12% in our California market area.

Cost of products sold for the three-month period ended November 30, 2009 decreased $35.8 million from the prior year period primarily due to lower shipments and our efforts to manage costs. Cement unit costs decreased 9% from the prior year period on lower raw materials and supplies and maintenance costs. Supplies and maintenance costs in the prior year period included approximately $8 million related to scheduled maintenance at our north Texas cement plant.

Selling, general and administrative expense for the three-month period ended November 30, 2009 decreased $1.7 million from the prior year period. Lower overall expenses, including wages and benefits, marketing, travel, and legal, professional and other outside service expenses, as a result of our focus on reducing costs were offset in part by $0.5 million higher defined benefit plan expense.

Other income for the three-month period ended November 30, 2009 increased $3.7 million from the prior year period. In addition to increased royalty income of $0.3 million, other income in the current period includes gains of $3.4 million from sales of emission credits associated with our Crestmore cement plant in Riverside, California.

Six months ended November 30, 2009

Cement operating profit for the six-month period ended November 30, 2009 was $22.5 million, a decrease of $2.9 million from the prior year period.

Total segment sales for the six-month period ended November 30, 2009 were $153.4 million compared to $229.4 million for the prior year period. Cement sales decreased $69.6 million as construction activity continued to decline in both our Texas and California market areas. Abnormally inclement weather in our Texas market area also contributed to the decline in construction activity during the last three months of the current period. Our Texas market area accounted for approximately 70% of cement sales in both the current and prior periods. Shipments decreased 29% in our Texas market area and 25% in our California market area. Average cement prices decreased 5% in our Texas market area and 13% in our California market area.

Cost of products sold for the six-month period ended November 30, 2009 decreased $70.5 million from the prior year period primarily due to lower shipments and our efforts to manage costs. Cement unit costs decreased 11% from the prior year period on lower raw materials and supplies and maintenance costs. Supplies and maintenance costs in the prior year period included approximately $8 million, $6 million and $3 million related to scheduled maintenance at our north Texas, central Texas and Oro Grande, California cement plants, respectively.

Selling, general and administrative expense for the six-month period ended November 30, 2009 decreased $2.5 million from the prior year period. Lower overall expenses, including wages and benefits, marketing, travel, and legal, professional and other outside service expenses, as a result of our focus on reducing costs were offset in part by $0.4 million higher provisions for bad debts and $1.0 million higher defined benefit plan expense.

Other income for the six-month period ended November 30, 2009 increased $0.1 million from the prior year period. In addition to increased gains from routine sales of surplus operating assets of $0.8 million and royalty income of $0.4 million, other income in the current period includes gains of $3.4 million from sales of emission credits associated with our Crestmore cement plant in Riverside, California. Other income in the prior period included a lease bonus payment of $2.8 million received upon the execution of an oil and gas lease agreement on property we own in north Texas and a gain of $1.7 million from the sale of emission credits associated with our Crestmore cement plant in Riverside, California.

Aggregate Operations

	Three months ended November 30,		Six months ended November 30,
In thousands except per unit	2009	2008	2009	2008

Operating Results
Total stone, sand and gravel sales	$20,217	$35,667	$48,011	$76,346
Total other sales and delivery fees	16,070	24,838	38,377	55,956

Total segment sales	36,287	60,505	86,388	132,302
Cost of products sold	32,001	51,908	71,156	111,364

Gross profit	4,286	8,597	15,232	20,938
Selling, general and administrative	(2,489)	(3,506)	(5,194)	(7,329)
Other income	432	463	830	870

Operating Profit	$2,229	$5,554	$10,868	$14,479

Stone, sand and gravel
Shipments (tons)	2,642	4,605	6,065	9,806
Prices ($/ton)	$7.65	$7.74	$7.92	$7.79
Cost of sales ($/ton)	$7.03	$6.62	$6.61	$6.44

Three months ended November 30, 2009

Aggregate operating profit for the three-month period ended November 30, 2009 was $2.2 million, a decrease of $3.3 million from the prior year period.

Total segment sales for the three-month period ended November 30, 2009 were $36.3 million compared to $60.5 million for the prior year period. Stone, sand and gravel sales decreased $15.5 million on 1% lower average prices and 43% lower shipments as construction activity continued to decline in our Texas market area. Abnormally inclement weather also contributed to the decline in construction activity during the current period.

Cost of products sold for the three-month period ended November 30, 2009 decreased $19.9 million from the prior year period primarily due to lower shipments. Overall stone, sand and gravel unit costs increased 6% from the prior year period.

Selling, general and administrative expense for the three-month period ended November 30, 2009 decreased $1.0 million from the prior year period primarily due to lower overall expenses, including wages and benefits, marketing, travel and outside service expenses, as a result of our focus on reducing costs.

Other income for the three-month period ended November 30, 2009 was comparable to the prior year period.

Six months ended November 30, 2009

Aggregate operating profit for the six-month period ended November 30, 2009 was $10.9 million, a decrease of $3.6 million from the prior year period.

Total segment sales for the six-month period ended November 30, 2009 were $86.4 million compared to $132.3 million for the prior year period. Stone, sand and gravel sales decreased $28.3 million on 2% higher average prices and 38% lower shipments as construction activity continued to decline in our Texas market area. Abnormally inclement weather also contributed to the decline in construction activity during the last three months of the current period.

Cost of products sold for the six-month period ended November 30, 2009 decreased $40.2 million from the prior year period primarily due to lower shipments. Overall stone, sand and gravel unit costs increased 3% from the prior year period.

Selling, general and administrative expense for the six-month period ended November 30, 2009 decreased $2.1 million from the prior year period primarily due to lower overall expenses, including wages and benefits, marketing, travel and outside service expenses, as a result of our focus on reducing costs.

Other income for the six-month period ended November 30, 2009 was comparable to the prior year period.

Consumer Products Operations

	Three months ended November 30,		Six months ended November 30,
In thousands except per unit	2009	2008	2009	2008

Operating Results
Total ready-mix concrete sales	$41,720	$64,832	$95,773	$143,726
Total other sales and delivery fees	12,733	15,812	28,218	32,142

Total segment sales	54,453	80,644	123,991	175,868
Cost of products sold	51,691	76,429	113,407	168,173

Gross profit	2,762	4,215	10,584	7,695
Selling, general and administrative	(2,749)	(3,716)	(5,953)	(8,031)
Other income	268	180	401	565

Operating Profit (Loss)	$281	$679	$5,032	$229

Ready-mix concrete
Shipments (cubic yards)	501	769	1,113	1,716
Prices ($/cubic yard)	$83.02	$84.37	$86.01	$83.78
Cost of sales ($/cubic yard)	$80.98	$81.96	$80.39	$81.52

Three months ended November 30, 2009

Consumer products operating profit for the three-month period ended November 30, 2009 was $0.3 million, a decrease of $0.4 million from the prior year period.

Total segment sales for the three-month period ended November 30, 2009 were $54.5 million compared to $80.6 million for the prior year period. Ready-mix concrete sales for the three-month period ended November 30, 2009 decreased $23.1 million on 2% lower average prices and 35% lower shipments as construction activity continued to decline in our Texas market area. Abnormally inclement weather also contributed to the decline in construction activity during the current period.

Cost of products sold for the three-month period ended November 30, 2009 decreased $24.7 million from the prior year period. Overall ready-mix concrete unit costs decreased 1% from the prior year period primarily due to lower raw material costs offset in part by the effect of lower shipments. Our raw material unit costs including the cost of transportation decreased approximately 11% from the prior year period.

Selling, general and administrative expense for the three-month period ended November 30, 2009 decreased $1.0 million from the prior year period primarily due to lower overall expenses, including wages and benefits, marketing, travel and outside service expenses, as a result of our focus on reducing costs.

Other income for the three-month period ended November 30, 2009 increased $0.1 million from the prior year period. Other income in the current period includes gains of $0.2 million from routine sales of surplus operating assets.

Six months ended November 30, 2009

Consumer products operating profit for the six-month period ended November 30, 2009 was $5.0 million, an increase of $4.8 million from the prior year period.

Total segment sales for the six-month period ended November 30, 2009 were $124.0 million compared to $175.9 million for the prior year period. Ready-mix concrete sales for the six-month period ended November 30, 2009 decreased $48.0 million on 3% higher average prices and 35% lower shipments as construction activity continued to decline in our Texas market area. Abnormally inclement weather also contributed to the decline in construction activity during the last three months of the current period.

Cost of products sold for the six-month period ended November 30, 2009 decreased $54.8 million from the prior year period. Overall ready-mix concrete unit costs decreased 1% from the prior year period primarily due to lower raw material and supplies and maintenance costs offset in part by the effect of lower shipments. Our raw material unit costs including the cost of transportation decreased approximately 9% from the prior year period.

Selling, general and administrative expense for the six-month period ended November 30, 2009 decreased $2.1 million from the prior year period primarily due to lower overall expenses, including wages and benefits, marketing, travel and outside service expenses, as a result of our focus on reducing costs.

Other income for the six-month period ended November 30, 2009 decreased $0.2 million from the prior year period. Other income in the prior year period included lease bonus payments of $0.2 million received upon the execution of oil and gas lease agreements on property we own in north Texas.

Corporate

	Three months ended November 30,		Six months ended November 30,
In thousands	2009	2008	2009	2008

Other income	$358	$560	$736	$2,745
Selling, general and administrative	(6,289)	(2,560)	(15,960)	(6,355)

	$(5,931)	$(2,000)	$(15,224)	$(3,610)

Three months ended November 30, 2009

Other income for the three-month period ended November 30, 2009 decreased $0.2 million from the prior year period on lower interest income.

Selling, general and administrative expense for the three-month period ended November 30, 2009 increased $3.7 million from the prior year period. The increase was primarily the result of $3.2 million higher stock-based compensation. Our stock-based compensation includes awards expected to be settled in cash, the expense for which is based on their fair value at the end of each period until the awards are paid. The impact of changes in our stock price on their fair value reduced stock-based compensation $1.5 million in the three-month period ended November 30, 2009 and reduced stock-based compensation $4.6 million in the three-month period ended November 30, 2008.

Six months ended November 30, 2009

Other income for the six-month period ended November 30, 2009 decreased $2.0 million from the prior year period. In addition to lower interest income of $0.4 million, other income in the prior year period included a lease bonus payment of $1.6 million received upon the execution of an oil and gas lease agreement on property we own in north Texas that is not associated with any business segment.

Selling, general and administrative expense for the six-month period ended November 30, 2009 increased $9.6 million from the prior year period. The increase was primarily the result of $9.8 million higher stock-based compensation. Our stock-based compensation includes awards expected to be settled in cash, the expense for which is based on their fair value at the end of each period until the awards are paid. The impact of changes in our stock price on their fair value increased stock-based compensation $0.1 million in the six-month period ended November 30, 2009 and reduced stock-based compensation $9.7 million in the six-month period ended November 30, 2008.

Interest

Interest expense incurred for the three-month period ended November 30, 2009 was $13.4 million, all of which was expensed. Interest expense incurred for the three-month period ended November 30, 2008 was $12.5 million, of which $3.2 million was capitalized in connection with our Hunter, Texas cement plant expansion project and $9.3 million was expensed.

Interest expense incurred for the six-month period ended November 30, 2009 was $26.6 million, all of which was expensed. Interest expense incurred for the six-month period ended November 30, 2008 was $21.5 million, of which $5.0 million was capitalized in connection with our Hunter, Texas cement plant expansion project and $16.5 million was expensed.

Interest expense incurred for the three-month period ended November 30, 2009 increased $0.9 million primarily as a result of higher interest on life insurance policies and debt amortization expense. Interest expense incurred for the six-month period ended November 30, 2009 increased $5.1 million from the prior year period primarily as a result of higher average outstanding debt due to the sale of $300 million aggregate principal amount of additional 7.25% senior notes on August 18, 2008. We have delayed completion of the Hunter, Texas cement plant expansion and do not expect to capitalize any interest in connection with the project during the remainder of fiscal year 2010.

Loss on Debt Retirements

On August 18, 2008, we sold $300 million aggregate principal amount of additional 7.25% senior notes due in 2013 at an offering price of $93.25. The net proceeds were used in part to repay our $150 million senior term loan and borrowings outstanding under our senior revolving credit facility in the amount of $29.5 million. We recognized a loss on debt retirement of $0.9 million representing a write-off of debt issuance costs associated with the mandatory prepayment of the term loan.

Income Taxes

Income taxes for the interim periods ended November 30, 2009 and November 30, 2008 have been included in the accompanying financial statements on the basis of an estimated annual rate. The primary reason that the tax rate differs from the 35% federal statutory corporate rate is due to percentage depletion that is tax deductible, state income taxes and deductions for income from qualified domestic production activities. Our estimated effective tax rate for fiscal year 2010 is 41.4% compared to 28.3% for fiscal year 2009.

LIQUIDITY AND CAPITAL RESOURCES

In addition to cash and cash equivalents of $56.8 million at November 30, 2009, our sources of liquidity include cash from operations and borrowings available under our senior secured revolving credit facility.

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

The amount that can be borrowed under the credit facility is limited to an amount based on the value of our consolidated accounts receivable, inventory and mobile equipment. This amount, called the borrowing base, may be less than the $200 million stated principal amount of the credit facility. Our current borrowing base under our amended agreement is $151.6 million. No borrowings were outstanding at November 30, 2009; however, $28.4 million of the borrowing base was utilized to support letters of credit.

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

The credit agreement contains a number of covenants restricting, among other things, prepayment or redemption of our senior notes, distributions and dividends on and repurchases of our capital stock, acquisitions and investments, indebtedness, liens and affiliate transactions. We are not required to maintain any financial ratios or covenants unless an event of default occurs or borrowing availability under the borrowing base is less than $40 million, in which case we must comply with a fixed charge coverage ratio. We are permitted to pay cash dividends on our common stock as long as the credit facility is not in default, the fixed charge coverage ratio is greater than 1.1 to 1.0 and borrowing availability under the borrowing base is more than $50 million. We were in compliance with all of these loan covenants as of November 30, 2009.

As of November 30, 2009, there have been no material changes to our material contractual obligations described in our Annual Report on Form 10-K for the year ended May 31, 2009.

During October 2007, we commenced construction on a project to expand our Hunter, Texas cement plant. In light of current economic and market conditions, we have delayed completion of the project. We believe it is likely that current cement demand levels in Texas would not permit the new kiln to operate profitably. We expect cement demand to rebound in the future and we will resume construction when future economic and market conditions indicate it is appropriate. The pause in construction began in May 2009. As of November 30, 2009, we have incurred approximately $293.3 million, excluding capitalized interest of approximately $16.3 million related to the project, of which $288.6 million has been expended. We estimate that the project is 85-90% complete. Until we determine the date that we will resume construction, we cannot accurately estimate the cost of completing the project.

On December 18, 2009, we sold a note receivable for $19.9 million representing the outstanding principal amount plus accrued interest. The note was received in connection with the sale of land associated with our expanded shale and clay operations in south Texas in 2006 and had been scheduled to mature May 31, 2010.

We expect cash and cash equivalents, cash from operations and available borrowings under our senior secured revolving credit facility to be sufficient to provide funds for capital expenditure commitments currently estimated at $15 million to $25 million for fiscal year 2010, scheduled debt payments, working capital needs and other general corporate purposes for at least the next year.

Cash Flows

Net cash provided by operating activities for the six-month periods ended November 30, 2009 and November 30, 2008 was $39.9 million and $38.3 million, respectively. The increase was primarily the result of changes in working capital items which offset lower income from operations.

Net cash provided by investing activities for the six-month period ended November 30, 2009 was $0.7 million. Net cash used by investing activities for the six-month period ended November 30, 2008 was $143.3 million.

Capital expenditures, including capitalized interest, incurred in connection with the expansion of our Hunter, Texas cement plant were $4.5 million and $122.1 million for the six-month periods ended November 30, 2009 and November 30, 2008, respectively. Capital expenditures, including capitalized interest, incurred in connection with the expansion and modernization of our Oro Grande, California cement plant were $1.3 million for the six-month period ended November 30, 2008. Capital expenditures for normal replacement and upgrades of existing equipment and acquisitions to sustain our existing operations were $2.9 million and $51.9 million for the six-month periods ended November 30, 2009 and November 30, 2008, respectively. Capital expenditures in the prior year period include $25.3 million incurred to acquire aggregate operations in central Texas through a tax deferred like-kind-exchange transaction. Completion of our tax deferred like-kind-exchange transactions reduced the cash designated for property acquisitions held by a qualified intermediary trust by $28.7 million.

We elected to receive distributions and policy surrenders from life insurance contracts purchased in connection with certain of our benefit plans totaling $10.1 million and $5.4 million in the six-month periods ended November 30, 2009 and November 30, 2008, respectively. These distributions were offset in part by premiums and fees paid to maintain the policies.

Net cash used by financing activities for the six-month period ended November 30, 2009 was $3.7 million. Net cash provided by financing activities for the six-month period ended November 30, 2008 was $127.7 million.

We sold $300 million aggregate principal amount of additional 7.25% senior notes due in 2013 at an offering price of 93.25% in the six-month period ended November 30, 2008. The net proceeds were used in part to repay our $150 million senior term loan and borrowings outstanding under our senior revolving credit facility in the amount of $29.5 million.

Common dividends paid for the six-month period ended November 30, 2009 does not include our second quarterly cash dividend of $0.075 per share declared on November 18, 2009 but not payable until December 7, 2009.

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

The estimated fair value of each class of financial instrument as of November 30, 2009 and May 31, 2009 approximates its carrying value except for long-term debt having fixed interest rates. The fair value of our long-term debt is estimated based on broker/dealer quoted market prices. As of November 30, 2009, the fair value of our long-term debt, including the current portion, was approximately $541.7 million compared to the carrying amount of $543.8 million. As of May 31, 2009, the fair value of our long-term debt, including the current portion, was approximately $476.8 million compared to the carrying amount of $541.8 million.

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

Management reviews long-lived assets on a facility by facility basis for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be recoverable and would record an impairment charge if necessary. Such evaluations compare the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset and are significantly impacted by estimates of future prices for our products, capital needs, economic trends and other factors.

In the fourth quarter of our prior fiscal year, management evaluated the Hunter, Texas cement plant, including the capitalized construction and interest costs associated with the expansion that is currently suspended. We expect the Texas market to recover to pre-recession levels and to complete the expansion project. While the specific timing of the completion will be determined by the level of construction activity in the market, we anticipate completing the project within 2-4 years. Based on historical margins, we believe the undiscounted cash flows over the remaining life of the Hunter plant after completion of the expansion will significantly exceed the current investment in the plant as well as the remaining costs of the expansion and future capital expenditures necessary to achieve these cash flows.

Management tests goodwill for impairment annually by reporting unit in the fourth quarter of our fiscal year using a two-step process. The first step of the impairment test identifies potential impairment by comparing the fair value of a reporting unit to its carrying value including goodwill. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future prices for our products, capital needs, economic trends and other factors. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying value of the reporting unit goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

Based on an impairment test performed as of May 31, 2009, an impairment charge of $58.4 million was recognized with respect to goodwill resulting from the acquisition of Riverside Cement Company and identified with our California cement operations. The fair value of the reporting unit declined compared to prior evaluations, the most recent of which was as of November 30, 2008, due to a change in assumptions regarding the timing of cash flows expected to be derived from the reporting unit. The extreme depth of the recession in California was better understood at this time and resulted in the expected timing of a full recovery in the California cement market to be later than previously anticipated. The resulting present value of the projected cash flows did not support the carrying value of the goodwill and a full impairment charge was recognized.

Goodwill resulting from the acquisition of ready-mix operations in Texas and Louisiana and identified with our consumer products operations has a carrying value of $1.7 million at both November 30, 2009 and May 31, 2009. Based on an impairment test performed as of March 31, 2009, the fair value of the reporting unit exceeds its carrying value.

Recently Issued Accounting Guidance

In May 2009, the Financial Accounting Standards Board issued new accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. The new guidance also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This new accounting guidance was effective for our Company beginning with our Quarterly Report on Form 10-Q for the three-month period ended August 31, 2009, and is being applied prospectively. This change in accounting policy had no impact on our consolidated financial statements.

In September 2006, the Financial Accounting Standards Board issued new accounting guidance that defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. This accounting guidance was effective for our Company on June 1, 2008. However, in February 2008, the FASB delayed the effective date of the new guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The new guidance became effective for all nonfinancial assets and nonfinancial liabilities on June 1, 2009. The adoption of this new accounting policy for our nonfinancial assets and nonfinancial liabilities has not had a current material impact on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of November 30, 2009, there were no material changes to the information about market risk contained in our Annual Report on Form 10-K for the year ended May 31, 2009.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the evaluation, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of November 30, 2009.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

The following provides information concerning matters submitted to a vote at the Annual Meeting of Shareholders on October 22, 2009.

Proposal No. 1. Shareholders elected Marjorie L. Bowen, Dennis A. Johnson and Gary L. Pechota as directors to terms expiring in 2012. Votes regarding the election of directors were as follows:

	For	Withheld
Marjorie L. Bowen	16,661,435	1,495,615
Dennis A. Johnson	17,873,052	283,998
Gary L. Pechota	18,120,387	36,663
Gordon E. Forward	3,897,076	371,311
Keith W. Hughes	3,912,353	356,034
Henry H. Mauz, Jr.	3,909,018	359,369

Proposal No. 2. Shareholders approved the selection of Ernst & Young LLP as independent auditors of the Company to audit its consolidated financial statements for fiscal year 2010 with 22,078,930 shares for, 45,319 shares against and 336,308 shares abstained.

Proposal No. 3. Shareholders approved a shareholder proposal regarding declassifying the Board of Directors with 20,560,040 shares for, 1,864,650 shares against and 35,864 shares abstained.

Proposal No. 4. Shareholders approved a shareholder proposal regarding majority vote for directors with 19,757,547 shares for, 2,668,274 shares against and 34,733 shares abstained.

Proposal No. 5. Shareholders approved a shareholder proposal regarding submitting the shareholder rights agreement to a vote of the shareholders with 20,617,794 shares for, 1,805,944 shares against and 36,816 shares abstained.

Item 6. Exhibits

The following exhibits are included herein:

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K dated August 28, 1996)

3.2	By-laws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 16, 2009)

3.3	Amended and Restated Certificate of Designations of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 1, 2006)

4.1	Form of Rights Agreement dated as of November 1, 2006, between Texas Industries, Inc. and Mellon Investor Services, LLC (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on October 20, 2006)

4.2	Form of the Company’s 7 1/4% Senior Note due 2013 (CUSIP 882491 AK9) (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated June 29, 2005)

4.3	Form of the Company’s Notation of Guarantee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated June 29, 2005)

4.4	Form of the Company’s 7 1/4% Senior Note due 2013 (CUSIP 882491 AM5) and Notation of Guarantee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed August 19, 2008)

4.5	Form of the Company’s 7 1/4% Senior Note due 2013 (CUSIP U88244 AC9) and Notation of Guarantee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed August 19, 2008)

4.6	Registration Rights Agreement, dated July 6, 2005, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K dated June 29, 2005)

4.7	Registration Rights Agreement, dated August 18, 2008, among the Company, the Guarantors and the Initial Purchasers (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed August 19, 2008)

4.8	Indenture, dated July 6, 2005, among the Company, the Guarantors and Wells Fargo, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K dated June 29, 2005)

4.9	First Supplemental Indenture dated August 18, 2008 among the Company, the Guarantors and the Trustee (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed August 19, 2008)

4.10	Second Supplemental Indenture dated August 18, 2008 among the Company, the Guarantors and the Trustee (incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K filed August 19, 2008)

10.1	Purchase Agreement, dated June 29, 2005, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 29, 2005)

10.2	Purchase Agreement, dated August 7, 2008, among the Company, the Guarantors and the Initial Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 13, 2008)

10.3	Second Amended and Restated Credit Agreement, dated June 19, 2009, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the lenders that are parties thereto

10.4	First Amendment to Second Amended and Restated Credit Agreement, dated June 19, 2009, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the lenders that are parties thereto (incorporated by reference to Exhibit 10.2 to Report on Form 8-K filed on June 25, 2009)

10.5	Amended and Restated Security Agreement, dated June 19, 2009, among the Company, the Guarantors and Bank of America, N. A., as Administrative Agent

10.6	Separation and Distribution Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated June 29, 2005)

10.7	Amendment No. 1 to Separation and Distribution Agreement dated as of July 27, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated July 27, 2005)

10.8	Tax Sharing and Indemnification Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated June 29, 2005)

10.9	Employment Agreement of Mel G. Brekhus (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 22, 2007)

10.10	Texas Industries, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 as filed May 19, 1994, File No. 033-53715)

10.11	Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.12	Form of Stock Option Agreement under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 25, 2006)

10.13	Form of Non-Employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 16, 2009)

10.14	TXI Annual Incentive Plans-Fiscal Year 2010 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on July 17, 2009)

10.15	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2010 (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on July 13, 2007)

10.16	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2011 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on July 11, 2008)

10.17	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2012 (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K filed on July 17, 2009)

10.18	Master Performance-Based Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement filed on August 25, 2006)

10.19	Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on August 12, 2005)

10.20	Form of SAR Agreement for Non-Employee Directors under Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on August 12, 2005)

10.21	Form of Amendment No. 1 to SAR Agreement for Non-Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K dated April 19, 2006)

10.22	SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan between Texas Industries, Inc. and Mel G. Brekhus, dated June 1, 2004 (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on July 25, 2006)

10.23	Amendment No. 1 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, by and between Texas Industries, Inc. and Mel G. Brekhus dated April 24, 2006 (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K filed on July 25, 2006)

10.24	Contract, dated September 27, 2005, between Riverside Cement Company and Oro Grande Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated September 27, 2005, noting that portions of the exhibit were omitted pursuant to a request for confidential treatment)

10.25	Deferred Compensation Plan for Directors of Texas Industries, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 18, 2006)

10.26	Form of 2005 Executive Financial Security Plan (Annuity Formula), as amended

10.27	Form of 2005 Executive Financial Security Plan (Lump Sum Formula), as amended

10.28	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated April 19, 2006)

10.29	Amendment No. 2 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, between Texas Industries, Inc. and Mel G. Brekhus dated July 11, 2007 (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed on July 13, 2007)

10.30	Contract, signed September 21, 2007, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed on September 27, 2007, noting that portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.31	Amendment No. 1 to Employment Agreement of Mel G. Brekhus dated March 26, 2009 (incorporated by reference to Exhibit 10.33 in Quarterly Report on Form 10-Q filed on March 27, 2009)

10.32	Contract Amendment No. 1, executed August 17, 2009, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 21, 2009)

12.1	Computation of Ratios of Earnings to Fixed Charges

15.1	Letter re: Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

The remaining exhibits have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS INDUSTRIES, INC.

January 7, 2010	/s/ Kenneth R. Allen
Kenneth R. Allen
Vice President – Finance, Chief Financial Officer and Treasurer
(Principal Financial Officer)

January 7, 2010	/s/ T. Lesley Vines
T. Lesley Vines
Vice President – Corporate Controller and Assistant Treasurer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K dated August 28, 1996)

3.2	By-laws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 16, 2009)

3.3	Amended and Restated Certificate of Designations of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 1, 2006)

4.1	Form of Rights Agreement dated as of November 1, 2006, between Texas Industries, Inc. and Mellon Investor Services, LLC (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on October 20, 2006)

4.2	Form of the Company’s 7 1/4% Senior Note due 2013 (CUSIP 882491 AK9) (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated June 29, 2005)

4.3	Form of the Company’s Notation of Guarantee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated June 29, 2005)

4.4	Form of the Company’s 7 1/4% Senior Note due 2013 (CUSIP 882491 AM5) and Notation of Guarantee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed August 19, 2008)

4.5	Form of the Company’s 7 1/4% Senior Note due 2013 (CUSIP U88244 AC9) and Notation of Guarantee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed August 19, 2008)

4.6	Registration Rights Agreement, dated July 6, 2005, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K dated June 29, 2005)

4.7	Registration Rights Agreement, dated August 18, 2008, among the Company, the Guarantors and the Initial Purchasers (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed August 19, 2008)

4.8	Indenture, dated July 6, 2005, among the Company, the Guarantors and Wells Fargo, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K dated June 29, 2005)

4.9	First Supplemental Indenture dated August 18, 2008 among the Company, the Guarantors and the Trustee (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed August 19, 2008)

4.10	Second Supplemental Indenture dated August 18, 2008 among the Company, the Guarantors and the Trustee (incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K filed August 19, 2008)

10.1	Purchase Agreement, dated June 29, 2005, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 29, 2005)

10.2	Purchase Agreement, dated August 7, 2008, among the Company, the Guarantors and the Initial Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 13, 2008)

10.3	Second Amended and Restated Credit Agreement, dated June 19, 2009, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the lenders that are parties thereto

10.4	First Amendment to Second Amended and Restated Credit Agreement, dated June 19, 2009, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the lenders that are parties thereto (incorporated by reference to Exhibit 10.2 to Report on Form 8-K filed on June 25, 2009)

10.5	Amended and Restated Security Agreement, dated June 19, 2009, among the Company, the Guarantors and Bank of America, N. A., as Administrative Agent

Index to Exhibits-(Continued)

Exhibit Number

10.6	Separation and Distribution Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated June 29, 2005)

10.7	Amendment No. 1 to Separation and Distribution Agreement dated as of July 27, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated July 27, 2005)

10.8	Tax Sharing and Indemnification Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated June 29, 2005)

10.9	Employment Agreement of Mel G. Brekhus (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 22, 2007)

10.10	Texas Industries, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 as filed May 19, 1994, File No. 033-53715)

10.11	Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.12	Form of Stock Option Agreement under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 25, 2006)

10.13	Form of Non-Employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 16, 2009)

10.14	TXI Annual Incentive Plans-Fiscal Year 2010 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on July 17, 2009)

10.15	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2010 (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on July 13, 2007)

10.16	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2011 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on July 11, 2008)

10.17	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2012 (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K filed on July 17, 2009)

10.18	Master Performance-Based Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement filed on August 25, 2006)

10.19	Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on August 12, 2005)

10.20	Form of SAR Agreement for Non-Employee Directors under Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on August 12, 2005)

10.21	Form of Amendment No. 1 to SAR Agreement for Non-Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K dated April 19, 2006)

10.22	SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan between Texas Industries, Inc. and Mel G. Brekhus, dated June 1, 2004 (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on July 25, 2006)

Index to Exhibits-(Continued)

Exhibit Number

10.23	Amendment No. 1 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, by and between Texas Industries, Inc. and Mel G. Brekhus dated April 24, 2006 (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K filed on July 25, 2006)

10.24	Contract, dated September 27, 2005, between Riverside Cement Company and Oro Grande Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated September 27, 2005, noting that portions of the exhibit were omitted pursuant to a request for confidential treatment)

10.25	Deferred Compensation Plan for Directors of Texas Industries, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 18, 2006)

10.26	Form of 2005 Executive Financial Security Plan (Annuity Formula), as amended

10.27	Form of 2005 Executive Financial Security Plan (Lump Sum Formula), as amended

10.28	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated April 19, 2006)

10.29	Amendment No. 2 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, between Texas Industries, Inc. and Mel G. Brekhus dated July 11, 2007 (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed on July 13, 2007)

10.30	Contract, signed September 21, 2007, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed on September 27, 2007, noting that portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.31	Amendment No. 1 to Employment Agreement of Mel G. Brekhus dated March 26, 2009 (incorporated by reference to Exhibit 10.33 in Quarterly Report on Form 10-Q filed on March 27, 2009)

10.32	Contract Amendment No. 1, executed August 17, 2009, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 21, 2009)

12.1	Computation of Ratios of Earnings to Fixed Charges

15.1	Letter re: Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer