Form 10-Q
period 2010-02-28
TEXAS INDUSTRIES INC
filed 2010-03-26
CIK 97472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]    No  [    ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  [    ]    No  [    ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [X]	Accelerated Filer [ ]
Non-accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [    ]     No  [X]

There were 27,770,331 shares of the Registrant’s Common Stock, $1.00 par value, outstanding as of March 22, 2010.

INDEX

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	(Unaudited) February 28,	May 31,
In thousands	2010	2009

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$75,615	$19,796
Receivables – net	74,642	129,432
Inventories	141,304	155,724
Deferred income taxes and prepaid expenses	21,887	22,039

TOTAL CURRENT ASSETS	313,448	326,991

OTHER ASSETS
Goodwill	1,715	1,715
Real estate and investments	7,334	10,001
Deferred charges and other	14,050	14,486

	23,099	26,202

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	157,613	156,917
Buildings	58,109	58,442
Machinery and equipment	1,246,767	1,247,931
Construction in progress	328,476	328,256

	1,790,965	1,791,546
Less depreciation and depletion	613,930	572,195

	1,177,035	1,219,351

	$1,513,582	$1,572,544

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$43,537	$55,749
Accrued interest, compensation and other	41,515	51,856
Current portion of long-term debt	500	243

TOTAL CURRENT LIABILITIES	85,552	107,848

LONG-TERM DEBT	544,087	541,540

DEFERRED INCOME TAXES AND OTHER CREDITS	111,171	120,011

SHAREHOLDERS’ EQUITY
Common stock, $1 par value	27,770	27,718
Additional paid-in capital	473,949	469,908
Retained earnings	283,863	319,199
Accumulated other comprehensive loss	(12,810)	(13,680)

	772,772	803,145

	$1,513,582	$1,572,544

See notes to consolidated financial statements.

(Unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Three months ended February 28,		Nine months ended February 28,
In thousands except per share	2010	2009	2010	2009

NET SALES	$117,829	$178,659	$444,721	$656,850

Cost of products sold	131,126	149,015	407,041	567,925

GROSS PROFIT (LOSS)	(13,297)	29,644	37,680	88,925

Selling, general and administrative	17,568	15,982	53,708	49,184
Interest	13,642	8,344	40,250	24,885
Loss on debt retirements	--	--	--	907
Other income	(1,044)	(7,944)	(9,424)	(18,396)

	30,166	16,382	84,534	56,580

INCOME (LOSS) BEFORE INCOME TAXES	(43,463)	13,262	(46,854)	32,345

Income taxes (benefit)	(16,358)	2,341	(17,762)	7,638

NET INCOME (LOSS)	$(27,105)	$10,921	$(29,092)	$24,707

Net income (loss) per share
Basic	$(.98)	$.39	$(1.05)	$.90
Diluted	$(.98)	$.39	$(1.05)	$.89

Average shares outstanding
Basic	27,749	27,680	27,735	27,584
Diluted	27,749	27,757	27,735	27,790

Cash dividends declared per share	$.075	$.075	$.225	$.225

See notes to consolidated financial statements.

(Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Nine months ended February 28,
In thousands	2010	2009

OPERATING ACTIVITIES
Net income (loss)	$(29,092)	$24,707
Adjustments to reconcile net income (loss) to cash provided by operating activities
Depreciation, depletion and amortization	49,263	51,199
Gains on asset disposals	(1,324)	(6,238)
Deferred income taxes	(10,988)	1,152
Stock-based compensation expense (credit)	3,732	(9,168)
Excess tax benefits from stock-based compensation	(234)	(1,771)
Loss on debt retirements	--	907
Other – net	3,099	1,384
Changes in operating assets and liabilities
Receivables – net	25,864	46,940
Inventories	14,102	(20,004)
Prepaid expenses	1,753	518
Accounts payable and accrued liabilities	(9,315)	(17,089)

Net cash provided by operating activities	46,860	72,537

INVESTING ACTIVITIES
Capital expenditures – expansions	(5,304)	(181,657)
Capital expenditures – other	(6,424)	(59,214)
Cash designated for property acquisitions	--	28,733
Proceeds from asset disposals	21,568	7,442
Investments in life insurance contracts	6,931	2,479
Other – net	14	11

Net cash provided (used) by investing activities	16,785	(202,206)

FINANCING ACTIVITIES
Long-term borrowings	--	327,250
Debt retirements	(276)	(197,676)
Debt issuance costs	(2,039)	(5,470)
Stock option exercises	499	4,341
Excess tax benefits from stock-based compensation	234	1,771
Common dividends paid	(6,244)	(6,209)

Net cash provided (used) by financing activities	(7,826)	124,007

Increase (decrease) in cash and cash equivalents	55,819	(5,662)

Cash and cash equivalents at beginning of period	19,796	39,527

Cash and cash equivalents at end of period	$75,615	$33,865

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Texas Industries, Inc. and subsidiaries is a leading supplier of heavy construction materials in the United States through our three business segments: cement, aggregates and consumer products. Our principal products are gray portland cement, produced and sold through our cement segment; stone, sand and gravel, produced and sold through our aggregates segment; and ready-mix concrete, produced and sold through our consumer products segment. Other products include expanded shale and clay lightweight aggregates, produced and sold through our aggregates segment, and packaged concrete mix, mortar, sand and related products, produced and sold through our consumer products segment. Our facilities are concentrated primarily in Texas, Louisiana and California. When used in these notes the terms “Company”, “we”, “us” or “our” mean Texas Industries, Inc. and subsidiaries unless the context indicates otherwise.

1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended February 28, 2010, are not necessarily indicative of the results that may be expected for the year ended May 31, 2010. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Texas Industries, Inc. for the year ended May 31, 2009.

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

Subsequent Events. We evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our consolidated financial statements.

Estimates. The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

Fair Value of Financial Instruments. The estimated fair value of each class of financial instrument as of February 28, 2010 and May 31, 2009 approximates its carrying value except for long-term debt having fixed interest rates. The fair value of our long-term debt is estimated based on broker/dealer quoted market prices. As of February 28, 2010, the fair value of our long-term debt, including the current portion, was approximately $553.9 million compared to the carrying amount of $544.6 million. As of May 31, 2009, the fair value of our long-term debt, including the current portion, was approximately $476.8 million compared to the carrying amount of $541.8 million.

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

In the fourth quarter of our prior fiscal year, management evaluated the Hunter, Texas cement plant, including the capitalized construction and interest costs associated with the expansion that is currently suspended. We expect the Texas market to recover to pre-recession levels and to complete the expansion project. While the specific timing of the completion has not been determined, we anticipate completing the project within 2-4 years. Based on historical margins, we believe the undiscounted cash flows over the remaining life of the Hunter plant after completion of the expansion will significantly exceed the current investment in the plant as well as the remaining costs of the expansion and future capital expenditures necessary to achieve these cash flows.

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

Goodwill resulting from the acquisition of ready-mix operations in Texas and Louisiana and identified with our consumer products operations has a carrying value of $1.7 million at both February 28, 2010 and May 31, 2009. Based on an impairment test performed as of March 31, 2009, the fair value of the reporting unit exceeds its carrying value.

Real Estate and Investments. Surplus real estate and real estate acquired for development of high quality industrial, office or multi-use parks totaled $5.9 million at February 28, 2010 and $6.0 million at May 31, 2009.

Investments include life insurance contracts purchased in connection with certain of our benefit plans. The contracts, recorded at their net cash surrender value, totaled $1.3 million (net of distributions of $83.0 million plus accrued interest and fees) at February 28, 2010 and $4.0 million (net of distributions of $89.5 million plus accrued interest and fees) at May 31, 2009. We can elect to receive distributions chargeable against the cash surrender value of the policies in the form of borrowings or withdrawals or we can elect to surrender the policies and receive their net cash surrender value. Distributions and policy surrenders totaling $10.6 million and $5.7 million were received in the nine-month periods ended February 28, 2010 and February 28, 2009, respectively.

Deferred Charges and Other. Deferred charges are composed primarily of debt issuance costs that totaled $8.8 million at February 28, 2010 and $9.0 million at May 31, 2009. The costs are amortized over the term of the related debt.

Other Credits. Other credits totaled $72.5 million at February 28, 2010 and $72.3 million at May 31, 2009 and are composed primarily of liabilities related to our retirement plans, deferred compensation agreements and asset retirement obligations.

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

Changes in asset retirement obligations are as follows:

	Nine months ended February 28,
In thousands	2010	2009

Balance at beginning of period	$4,415	$3,961
Additions	--	171
Accretion expense	236	198
Settlements	(189)	--

Balance at end of period	$4,462	$4,330

Accumulated Other Comprehensive Loss. Amounts recognized in accumulated other comprehensive loss represent adjustments related to a defined benefit retirement plan and a postretirement health benefit plan covering approximately 600 employees and retirees of our California cement subsidiary. The amounts totaled $12.8 million (net of tax of $7.4 million) at February 28, 2010 and $13.7 million (net of tax of $7.9 million) at May 31, 2009.

Comprehensive income (loss) for the three-month and nine-month periods ending February 28, 2010 and February 28, 2009 consisted of net income (loss) and amounts in accumulated other comprehensive loss recognized in the periods as components of net periodic postretirement benefit cost, net of tax. Comprehensive income (loss) was $(26.8) million and $11.0 million in the three-month periods ended February 28, 2010 and February 28, 2009, respectively, and $(28.2) million and $25.0 million in the nine-month periods ended February 28, 2010 and February 28, 2009, respectively.

Net Sales. Sales are recognized when title has transferred and products are delivered. We include delivery fees in the amount we bill customers to the extent needed to recover our cost of freight and delivery. Net sales are presented as revenues and include these delivery fees.

Other Income. Routine sales of surplus operating assets and real estate resulted in gains (losses) of ($0.1) million and $5.8 million in the three-month periods ended February 28, 2010 and February 28, 2009, respectively, and gains of $1.3 million and $6.2 million in the nine-month periods ended February 28, 2010 and February 28, 2009, respectively. In addition, sales of emission credits associated with our Crestmore cement plant in Riverside, California resulted in gains of $3.4 million and $1.7 million in the nine-month periods ended February 28, 2010 and February 28, 2009, respectively. We have entered into various oil and gas lease agreements on property we own in north Texas. The terms of the agreements include the payment of a lease bonus and royalties on any oil and gas produced. However, we cannot guaranty what the level of royalties, if any, will be. Lease bonus payments received resulted in income of $4.7 million in the nine-month period ended February 28, 2009.

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

Contingently issuable shares relate to vested shares under our former stock awards program and to deferred compensation agreements in which directors elected to defer their fees. Vested stock award shares are issued in the year in which the employee reaches age 60. The deferred compensation is denominated in shares of our common stock and issued in accordance with the terms of the agreement subsequent to retirement or separation from us. The shares are considered contingently issuable because the director has an unconditional right to the shares to be issued.

Diluted EPS adjusts net income and the outstanding shares for the dilutive effect of stock options, restricted shares and awards.

Basic and Diluted EPS are calculated as follows:

	Three months ended February 28,		Nine months ended February 28,
In thousands except per share	2010	2009	2010	2009

Basic earnings
Net income (loss)	$(27,105)	$10,921	$(29,092)	$24,707
Unvested restricted share participation	11	(5)	11	(14)

Basic income (loss)	$(27,094)	$10,916	$(29,081)	$24,693

Diluted earnings
Net income (loss)	$(27,105)	$10,921	$(29,092)	$24,707
Unvested restricted share participation	11	(5)	11	(14)

Diluted income (loss)	$(27,094)	$10,916	$(29,081)	$24,693

Shares
Weighted-average shares outstanding	27,758	27,683	27,742	27,590
Contingently issuable shares	2	10	7	9
Unvested restricted shares	(11)	(13)	(14)	(15)

Basic weighted-average shares	27,749	27,680	27,735	27,584

Stock option, restricted share and award dilution	--	77	--	206

Diluted weighted-average shares*	27,749	27,757	27,735	27,790

Net income (loss) per share
Basic	$(.98)	$.39	$(1.05)	$.90
Diluted	$(.98)	$.39	$(1.05)	$.89

* Shares excluded due to antidilutive effect Stock options, restricted shares and awards	1,106	895	1,022	623

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

2. Working Capital

Working capital totaled $227.9 million at February 28, 2010 compared to $219.1 million at May 31, 2009. Selected components of working capital are summarized below.

Receivables consist of:

	February 28,	May 31,
In thousands	2010	2009

Trade notes and accounts receivable	$68,256	$92,622
Other notes receivable including accrued interest	--	19,197
Income tax receivable	4,939	13,579
Refund claims and other	1,447	4,034

	$74,642	$129,432

Trade notes and accounts receivable are presented net of allowances for doubtful receivables of $3.7 million at February 28, 2010 and $2.1 million at May 31, 2009. Provisions for bad debts charged to expense were $1.9 million and $1.4 million in the nine-month periods ended February 28, 2010 and February 28, 2009, respectively. Uncollectible accounts written off totaled $0.3 million and $0.7 million in the nine-month periods ended February 28, 2010 and February 28, 2009, respectively.

Other notes receivable at May 31, 2009 includes a note received in connection with the sale of land associated with our expanded shale and clay operations in south Texas in 2006. The note, scheduled to mature May 31, 2010, was sold on December 18, 2009 for $19.9 million representing the outstanding principal amount plus accrued interest.

Inventories consist of:

	February 28,	May 31,
In thousands	2010	2009

Finished products	$9,649	$10,873
Work in process	52,690	61,608
Raw materials	13,280	17,513

Total inventories at LIFO cost	75,619	89,994

Finished products	18,712	16,575
Raw materials	1,119	2,079
Parts and supplies	45,854	47,076

Total inventories at average cost	65,685	65,730

Total inventories	$141,304	$155,724

All inventories are stated at the lower of cost or market. Finished products, work in process and raw material inventories excluding natural aggregate inventories are valued using the last-in, first-out (“LIFO”) method. Natural aggregate finished product and raw material inventories and parts and supplies inventories are valued using the average cost method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. If the average cost method (which approximates current replacement cost) had been used for all of these inventories, inventory values would have been higher by $49.1 million at February 28, 2010 and $47.0 million at May 31, 2009.

Accrued interest, compensation and other consist of:

	February 28,	May 31,
In thousands	2010	2009

Interest	$5,253	$15,271
Compensation and employee benefits	17,566	14,316
Casualty insurance	12,412	14,332
Income taxes	851	613
Property taxes and other	5,433	7,324

	$41,515	$51,856

3. Long-Term Debt

Long-term debt consists of:

	February 28,	May 31,
In thousands	2010	2009

Senior secured revolving credit facility expiring in 2012	$--	$--
7.25% Senior notes due 2013
Notes issued July 6, 2005 at par value	250,000	250,000
Additional notes issued August 18, 2008, net of unamortized discount of $14.8 million at February 28, 2010 and $17.6 million at May 31, 2009 (effective interest rate 8.98%)	285,189	282,448

	535,189	532,448
Capital lease obligations	9,121	9,058
Other contract obligations	277	277

	544,587	541,783
Less current portion	(500)	(243)

	$544,087	$541,540

Senior Secured Revolving Credit Facility. On June 19, 2009, we amended and restated our credit agreement and the associated security agreement. On March 24, 2010, we further amended our credit agreement to permit us to declare dividends not subject to the restricted payment requirements. The credit agreement continues to provide for a $200 million senior secured revolving credit facility with a $50 million sub-limit for letters of credit and a $15 million sub-limit for swing line loans. The credit facility matures on August 15, 2012. Amounts drawn under the credit facility bear annual interest either at the LIBOR rate plus a margin of 3.5% to 4.0% or at a base rate plus a margin of 2.5% to 3.0%. The base rate is the higher of the federal funds rate plus 0.5%, the prime rate established by Bank of America, N.A. or the one-month LIBOR rate plus 1.0%. The interest rate margins are determined based on our leverage ratio. The commitment fee calculated on the unused portion of the credit facility ranges from 0.50% to 0.75% per year based on our leverage ratio. We may terminate the credit facility at any time.

The amount that can be borrowed under the credit facility is limited to an amount based on the value of our consolidated accounts receivable, inventory and mobile equipment. This amount, called the borrowing base, may be less than the $200 million stated principal amount of the credit facility. The borrowing base under our amended agreement was $138.5 million as of February 28, 2010. We are not required to maintain any financial ratios or covenants unless an event of default occurs or the unused portion of the borrowing base is less than $40 million, in which case we must maintain a fixed charge coverage ratio of at least 1.1 to 1.0. At February 28, 2010, our fixed charge coverage ratio was 0.82 to 1.0. Given this ratio, we may use only $98.5 million of the borrowing base. No borrowings were outstanding at February 28, 2010; however, $27.5 million of the borrowing base was used to support letters of credit. As a result, the maximum amount we could borrow as of February 28, 2010 was $71.0 million.

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

The credit agreement contains a number of covenants restricting, among other things, prepayment or redemption of our senior notes, distributions and dividends on and repurchases of our capital stock, acquisitions and investments, indebtedness, liens and affiliate transactions. We are permitted to pay cash dividends on our common stock as long as the credit facility is not in default, the fixed charge coverage ratio is greater than 1.1 to 1.0 and borrowing availability under the borrowing base is more than $50 million. When our fixed charge coverage ratio is less than 1.1 to 1.0 we are permitted to pay cash dividends on our common stock not to exceed $2.5 million in any single instance or $10 million in any calendar year as long as the credit facility is not in default and borrowing availability is more than $60 million. For this purpose, borrowing availability is equal to the borrowing base less the amount of outstanding borrowings less the amount used to support letters of credit. We were in compliance with all of these loan covenants as of February 28, 2010.

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

At February 28, 2010, we had $550 million aggregate principal amount of 7.25% senior notes outstanding. Under the indenture, we may redeem the notes at premiums of 103.625% beginning July 15, 2009, 101.813% beginning July 15, 2010 and 100% beginning July 15, 2011 and thereafter. If we experience a change of control, we may be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued interest.

All of our consolidated subsidiaries have unconditionally guaranteed the 7.25% senior notes. The indenture governing the notes contains covenants that limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem our stock, make investments, sell assets, incur liens, enter into agreements restricting our subsidiaries’ ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of our assets. We are not required to maintain any affirmative financial ratios or covenants. We were in compliance with all of these loan covenants as of February 28, 2010.

Other. Required principal payments on long-term debt, excluding the capital lease obligations, for each of the five years succeeding February 28, 2010 are none for 2011 through 2013 and $550.0 million for 2014 and none for 2015. The total amount of interest paid was $46.4 million and $33.8 million during the nine-month periods ended February 28, 2010 and February 28, 2009, respectively. The total amount of interest incurred was $13.6 million and $13.0 million in the three-month periods ended February 28, 2010 and February 28, 2009, respectively, of which $4.7 million was capitalized in the three-month period ended February 28, 2009. The total amount of interest incurred was $40.3 million and $34.6 million in the nine-month periods ended February 28, 2010 and February 28, 2009, respectively, of which $9.7 million was capitalized in the nine-month period ended February 28, 2009.

4. Commitments

During October 2007, we commenced construction on a project to expand our Hunter, Texas cement plant. In May 2009 we temporarily halted construction on the project because we believed that economic and market conditions made it unlikely that current cement demand levels in Texas would permit the new kiln to operate profitably if the project was completed as originally scheduled. We expect to resume construction by November 2010 in order to maintain our construction permit in effect. We have not entered into a new construction contract to complete the construction, so no schedule for completion has yet been determined. To the extent practical, we expect to match the construction schedule to the speed with which market conditions rebound in Texas. As of February 28, 2010, we have incurred approximately $294.6 million, excluding capitalized interest of approximately $16.3 million related to the project, of which $289.4 million has been expended. We estimate that the project is 85-90% complete. Until we determine the date that we will resume construction and the period over which the construction will occur, we cannot accurately estimate the cost of completing the project.

5. Shareholders’ Equity

Common stock consists of:

	February 28,	May 31,
In thousands	2010	2009

Shares authorized	100,000	100,000
Shares outstanding	27,770	27,718
Shares reserved for stock options and other	2,740	2,850

There are authorized 100,000 shares of Cumulative Preferred Stock, no par value, of which 20,000 shares are designated $5 Cumulative Preferred Stock (Voting), redeemable at $105 per share and entitled to $100 per share upon dissolution. An additional 40,000 shares are designated Series B Junior Participating Preferred Stock. The Series B Preferred Stock is not redeemable and ranks, with respect to the payment of dividends and the distribution of assets, junior to (i) all other series of the Preferred Stock unless the terms of any other series shall provide otherwise and (ii) the $5 Cumulative Preferred Stock. No shares of Cumulative Preferred Stock or Series B Junior Participating Preferred Stock were outstanding as of February 28, 2010. Pursuant to a Rights Agreement, in November 2006, we distributed a dividend of one preferred share purchase right for each outstanding share of our Common Stock. Each right entitles the holder to purchase from us one one-thousandth of a share of the Series B Junior Participating Preferred Stock at a price of $300, subject to adjustment. The Rights Agreement was amended effective January 13, 2010 to change the final expiration date of the rights from November 1, 2016 to November 1, 2012, unless the rights are earlier redeemed or exchanged by us pursuant to the Rights Agreement.

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

Options become exercisable in installments beginning one year after the date of grant and expire ten years after the date of grant. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. Options with graded vesting are valued as single awards and the compensation cost recognized using a straight-line attribution method over the shorter of the vesting period or required service period adjusted for estimated forfeitures. The following table sets forth the information about the weighted-average grant date fair value of options granted during the nine-month periods ended February 28, 2010 and February 28, 2009.

	Nine months ended February 28,
	2010	2009

Weighted average grant date fair value	$16.83	$9.26
Weighted average assumptions used:
Expected volatility	.469	.398
Expected lives	6.5	6.5
Risk-free interest rates	3.20%	1.60%
Expected dividend yields	.83%	1.21%

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

A summary of option transactions for the nine-month period ended February 28, 2010, follows:

	Shares Under Option	Weighted-Average Option Price

Outstanding at May 31, 2009	1,594,757	$38.03
Granted	320,450	36.15
Exercised	(92,915)	28.17
Canceled	(18,416)	40.91

Outstanding at February 28, 2010	1,803,876	$38.18

Exercisable at February 28, 2010	936,236	$38.42

The following table summarizes information about stock options outstanding as of February 28, 2010.

	Range of Exercise Prices
	$16.04 - $27.39	$36.15 - $48.60	$50.63 - $70.18

Options outstanding
Shares outstanding	722,578	494,748	586,550
Weighted-average remaining life in years	5.84	8.09	6.54
Weighted-average exercise price	$21.93	$39.27	$57.26
Options exercisable
Shares exercisable	419,218	169,498	347,520
Weighted-average remaining life in years	3.70	4.72	6.34
Weighted-average exercise price	$19.99	$44.92	$57.48

Outstanding options expire on various dates to January 13, 2020. As of February 28, 2010, we have reserved 930,425 shares for future awards under the 2004 Plan.

As of February 28, 2010, the aggregate intrinsic value (the difference in the closing market price of our common stock of $35.53 and the exercise price to be paid by the optionee) of stock options outstanding was $9.8 million. The aggregate intrinsic value of exercisable stock options at that date was $6.5 million. The total intrinsic value for options exercised (the difference in the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) was $0.4 million and $0.8 million for the three-month periods ended February 28, 2010 and February 28, 2009, respectively, and $0.8 million and $2.8 million for the nine-month periods ended February 28, 2010 and February 28, 2009, respectively.

We have provided additional stock-based compensation to employees and directors under stock appreciation rights contracts, deferred compensation agreements, restricted stock payments and a former stock awards program. At February 28, 2010, outstanding stock appreciation rights totaled 133,315 shares, deferred compensation agreements to be settled in cash totaled 100,550 shares, deferred compensation agreements to be settled in common stock totaled 2,065 shares, unvested restricted stock payments totaled 15,667 shares and stock awards totaled 3,499 shares. Deferred income taxes and other credits on the consolidated balance sheets include $5.9 million at February 28, 2010 and $6.0 million at May 31, 2009 representing accrued stock-based compensation which is expected to be settled in cash.

Total stock-based compensation included in selling, general and administrative expense (credit) was $1.6 million and $(1.3) million in the three-month periods ended February 28, 2010 and February 28, 2009, respectively, and $3.7 million and $(9.2) million in the nine-month periods ended February 28, 2010 and February 28, 2009, respectively. The impact of changes in our company’s stock price on stock-based awards accounted for as liabilities increased stock-based compensation $0.4 million in the three-month period ended February 28, 2010 and reduced stock-based compensation $2.4 million in the three-month period ended February 28, 2009. The impact of changes in our company’s stock price on stock-based awards accounted for as liabilities increased stock-based compensation $0.4 million in the nine-month period ended February 28, 2010 and reduced stock-based compensation $12.1 million in the nine-month period ended February 28, 2009.

Total tax expense (benefit) recognized in our statements of operations for stock-based compensation was $(0.3) million and $0.7 million in the three-month periods ended February 28, 2010 and February 28, 2009, respectively, and $(0.7) million and $4.0 million in the nine-month periods ended February 28, 2010 and February 28, 2009, respectively. Total tax benefit realized for stock-based compensation was less than $0.1 million in each of the three-month periods ended February 28, 2010 and February 28, 2009, and $0.2 million and $1.8 million in the nine-month periods ended February 28, 2010 and February 28, 2009, respectively.

As of February 28, 2010, $11.9 million of total unrecognized compensation cost related to stock options, restricted stock payments and stock awards is expected to be recognized. We currently expect to recognize in the years succeeding February 28, 2010 approximately $4.4 million of this stock-based compensation expense in 2011, $3.2 million in 2012, $2.1 million in 2013, $1.5 million in 2014 and $0.7 million in 2015.

7. Retirement Plans

Riverside Defined Benefit Plans. Approximately 600 employees and retirees of our California cement subsidiary, Riverside Cement Company, are covered by a defined benefit pension plan and a postretirement health benefit plan. Unrecognized prior service costs and actuarial gains or losses for these plans are recognized in a systematic manner over the remaining service periods of active employees expected to receive benefits under these plans. The amount of the defined benefit pension plan and postretirement health benefit plan expense charged to costs and expenses for the three-month and nine-month periods ended February 28, 2010 and February 28, 2009, was as follows:

	Pension Benefit		Health Benefit
In thousands	2010	2009	2010	2009

Three months ended February 28
Service cost	$114	$179	$27	$21
Interest cost	791	791	117	110
Expected return on plan assets	(585)	(812)	--	--
Amortization of prior service cost	--	--	(194)	(196)
Amortization of net actuarial loss	500	175	150	168

	$820	$333	$100	$103

Nine months ended February 28
Service cost	$343	$538	$80	$65
Interest cost	2,374	2,374	350	329
Expected return on plan assets	(1,756)	(2,438)	--	--
Amortization of prior service cost	--	--	(581)	(589)
Amortization of net actuarial loss	1,500	524	452	504

	$2,461	$998	$301	$309

Financial Security Defined Benefit Plans. We have a series of financial security plans that are non-qualified defined benefit plans providing retirement and death benefits to substantially all of our executive and key managerial employees. The plans are contributory but not funded. The amount of financial security plan benefit expense charged to costs and expenses for the three-month and nine-month periods ended February 28, 2010 and February 28, 2009, was as follows:

	FSP Benefit
In thousands	2010	2009

Three months ended February 28
Service cost	$469	$400
Interest cost	561	545
Participant contributions	(95)	(90)

	$935	$855

Nine months ended February 28
Service cost	$1,406	$1,198
Interest cost	1,684	1,636
Participant contributions	(299)	(268)

	$2,791	$2,566

8. Income Taxes

Income taxes for the interim periods ended February 28, 2010 and February 28, 2009 have been included in the accompanying financial statements on the basis of an estimated annual rate. The primary reason that the tax rate differs from the 35% federal statutory corporate rate is due to percentage depletion that is tax deductible, state income taxes and deductions for income from qualified domestic production activities. Our estimated effective tax rate for fiscal year 2010 is 38.3% compared to 25.5% for fiscal year 2009. We made income tax payments of $0.2 million and $2.1 million during the nine-month periods ended February 28, 2010 and February 28, 2009, respectively, and received income tax refunds of $15.8 million and $13.4 million during the nine-month periods ended February 28, 2010 and February 28, 2009, respectively.

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

Since August 2008, twenty-two additional lawsuits have been filed in the same court against us or one or more of our subsidiaries containing allegations of personal injury and wrongful death by approximately 2,900 individual plaintiffs who were allegedly exposed to chrome 6 and other toxic or harmful substances in the air, water and soil caused by emissions from the Crestmore plant. The plaintiffs allege causes of action that vary somewhat from suit to suit, but typically include, among other things, negligence, intentional and negligent infliction of emotional distress, trespass, public and private nuisance, strict liability, willful misconduct, fraudulent concealment, wrongful death and loss of consortium. The plaintiffs generally request, among other things, general and punitive damages, medical expenses, loss of earnings, property damages and medical monitoring costs. Some of the suits include additional defendants, such as predecessor owners of Riverside and the owner of another cement plant located approximately four miles from the Crestmore plant.

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

The following is a summary of operating results and certain other financial data for our business segments.

	Three months ended February 28,		Nine months ended February 28,
In thousands	2010	2009	2010	2009

Net sales
Cement
Sales to external customers	$48,742	$68,023	$178,373	$261,421
Intersegment sales	8,876	13,416	32,624	49,429
Aggregates
Sales to external customers	25,057	44,790	99,777	155,713
Intersegment sales	4,202	7,981	15,870	29,360
Consumer products
Sales to external customers	44,030	65,846	166,571	239,716
Intersegment sales	497	754	1,947	2,752
Eliminations	(13,575)	(22,151)	(50,441)	(81,541)

Total net sales	$117,829	$178,659	$444,721	$656,850

Segment operating profit
Cement	$(16,302)	$11,366	$6,239	$36,799
Aggregates	(1,151)	13,180	9,717	27,659
Consumer products	(1,982)	4,540	3,050	4,769

Total segment operating profit (loss)	(19,435)	29,086	19,006	69,227

Corporate	(10,386)	(7,480)	(25,610)	(11,090)
Interest	(13,642)	(8,344)	(40,250)	(24,885)
Loss on debt retirements	--	--	--	(907)

Income (loss) before income taxes	$(43,463)	$13,262	$(46,854)	$32,345

Depreciation, depletion and amortization
Cement	$9,250	$9,525	$27,877	$28,251
Aggregates	5,057	5,576	15,118	16,648
Consumer products	1,695	1,817	5,398	5,546
Corporate	290	265	870	754

Total depreciation, depletion and amortization	$16,292	$17,183	$49,263	$51,199

Capital expenditures
Cement	$2,111	$61,004	$6,902	$197,014
Aggregates	1,896	3,704	4,304	39,066
Consumer products	279	787	447	4,260
Corporate	--	45	75	531

Total capital expenditures	$4,286	$65,540	$11,728	$240,871

Net sales by product
Cement	$43,447	$62,151	$159,919	$235,963
Stone, sand and gravel	11,568	20,190	49,104	77,816
Ready-mix concrete	33,677	53,292	129,398	196,878
Other products	18,522	27,168	67,080	83,410
Delivery fees	10,615	15,858	39,220	62,783

Total net sales	$117,829	$178,659	$444,721	$656,850

All sales were made in the United States during the periods presented with no single customer representing more than 10 percent of sales.

Other income includes gains from sales of emission credits associated with our Crestmore cement plant in Riverside, California of $3.4 million and $1.7 million in the nine-month periods ended February 28, 2010 and February 28, 2009, respectively. In addition, other income in the three-month and nine-month periods ended February 28, 2009 includes a gain of $5.0 million from the sale of real estate associated with our aggregate operations in north Texas. Other income in the nine-month period ended February 28, 2009 includes $4.7 million in lease bonus payments received upon the execution of oil and gas lease agreements on property we own in north Texas, including $2.8 million associated with our cement operations and $1.6 million associated with our corporate real estate activities.

Cement capital expenditures, including capitalized interest, incurred in connection with the expansion of our Hunter, Texas cement plant was $5.3 million and $180.4 million in the nine-month periods ended February 28, 2010 and February 28, 2009, respectively. In addition, cement capital expenditures, including capitalized interest, incurred in connection with the expansion and modernization of our Oro Grande, California cement plant were $1.3 million in the nine-month period ended February 28, 2009. Aggregate capital expenditures include $25.3 million in the nine-month period ended February 28, 2009 incurred to acquire aggregate operations in central Texas through a tax deferred like-kind-exchange transaction. Other capital expenditures incurred represent normal replacement and upgrades of existing equipment and acquisitions to sustain existing operations in each segment.

The following is a summary of assets used in each of our business segments.

	February 28,	May 31,
In thousands	2010	2009

Identifiable assets
Cement	$1,095,921	$1,149,320
Aggregates	222,168	236,727
Consumer products	79,821	95,310
Corporate	115,672	91,187

Total assets	$1,513,582	$1,572,544

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

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating balance sheet at February 28, 2010

Cash and cash equivalents	$74,078	$1,537	$--	$75,615
Receivables - net	4,939	69,703	--	74,642
Inventories	--	141,304	--	141,304
Deferred income taxes and prepaid expenses	440	21,447	--	21,887

Total current assets	79,457	233,991	--	313,448
Goodwill	--	1,715	--	1,715
Real estate and investments	1,327	6,007	--	7,334
Deferred charges and other	8,850	5,200	--	14,050
Investment in subsidiaries	938,916	--	(938,916)	--
Long-term intercompany receivables	292,836	18,753	(311,589)	--
Property, plant and equipment - net	--	1,177,035	--	1,177,035

Total assets	$1,321,386	$1,442,701	$(1,250,505)	$1,513,582

Accounts payable	$86	$43,451	$--	$43,537
Accrued interest, compensation and other	9,731	31,784	--	41,515
Current portion of long-term debt	--	500	--	500

Total current liabilities	9,817	75,735	--	85,552
Long-term debt	535,466	8,621	--	544,087
Long-term intercompany payables	18,753	292,836	(311,589)	--
Deferred income taxes and other credits	(15,422)	126,593	--	111,171
Shareholders’ equity	772,772	938,916	(938,916)	772,772

Total liabilities and shareholders’ equity	$1,321,386	$1,442,701	$(1,250,505)	$1,513,582

Condensed consolidating balance sheet at May 31, 2009

Cash and cash equivalents	$17,226	$2,570	$--	$19,796
Receivables - net	14,707	114,725	--	129,432
Inventories	--	155,724	--	155,724
Deferred income taxes and prepaid expenses	426	21,613	--	22,039

Total current assets	32,359	294,632	--	326,991
Goodwill	--	1,715	--	1,715
Real estate and investments	3,965	6,036	--	10,001
Deferred charges and other	8,997	5,489	--	14,486
Investment in subsidiaries	940,982	--	(940,982)	--
Long-term intercompany receivables	383,886	18,759	(402,645)	--
Property, plant and equipment - net	--	1,219,351	--	1,219,351

Total assets	$1,370,189	$1,545,982	$(1,343,627)	$1,572,544

Accounts payable	$74	$55,675	$--	$55,749
Accrued interest, compensation and other	19,773	32,083	--	51,856
Current portion of long-term debt	--	243	--	243

Total current liabilities	19,847	88,001	--	107,848
Long-term debt	532,725	8,815	--	541,540
Long-term intercompany payables	18,759	383,886	(402,645)	--
Deferred income taxes and other credits	(4,287)	124,298	--	120,011
Shareholders’ equity	803,145	940,982	(940,982)	803,145

Total liabilities and shareholders’ equity	$1,370,189	$1,545,982	$(1,343,627)	$1,572,544

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating statement of operations for the three months ended February 28, 2010

Net sales	$--	$117,829	$--	$117,829
Cost of products sold	--	131,126	--	131,126

Gross profit (loss)	--	(13,297)	--	(13,297)

Selling, general and administrative	1,854	15,714	--	17,568
Interest	13,469	1,036	(863)	13,642
Loss on debt retirements	--	--	--	--
Other income	(7)	(1,037)	--	(1,044)
Intercompany other income	(863)	--	863	--

	14,453	15,713	--	30,166

Income (loss) before the following items	(14,453)	(29,010)	--	(43,463)
Income taxes (benefit)	(5,192)	(11,166)	--	(16,358)

	(9,261)	(17,844)	--	(27,105)
Equity in earnings (loss) of subsidiaries	(17,844)	--	17,844	--

Net income (loss)	$(27,105)	$(17,844)	$17,844	$(27,105)

Condensed consolidating statement of operations for the three months ended February 28, 2009

Net sales	$--	$178,659	$--	$178,659
Cost of products sold	--	149,015	--	149,015

Gross profit (loss)	--	29,644	--	29,644

Selling, general and administrative	666	15,316	--	15,982
Interest	12,889	--	(4,545)	8,344
Loss on debt retirements	--	--	--	--
Other income	(49)	(7,895)	--	(7,944)
Intercompany other income	(863)	(3,682)	4,545	--

	12,643	3,739	--	16,382

Income (loss) before the following items	(12,643)	25,905	--	13,262
Income taxes (benefit)	(8,875)	11,216	--	2,341

	(3,768)	14,689	--	10,921
Equity in earnings (loss) of subsidiaries	14,689	--	(14,689)	--

Net income (loss)	$10,921	$14,689	$(14,689)	$10,921

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating statement of operations for the nine months ended February 28, 2010

Net sales	$--	$444,721	$--	$444,721
Cost of products sold	--	407,041	--	407,041

Gross profit (loss)	--	37,680	--	37,680

Selling, general and administrative	5,192	48,516	--	53,708
Interest	39,731	3,137	(2,618)	40,250
Loss on debt retirements	--	--	--	--
Other income	(33)	(9,391)	--	(9,424)
Intercompany other income	(2,618)	--	2,618	--

	42,272	42,262	--	84,534

Income (loss) before the following items	(42,272)	(4,582)	--	(46,854)
Income taxes (benefit)	(16,116)	(1,646)	--	(17,762)

	(26,156)	(2,936)	--	(29,092)
Equity in earnings (loss) of subsidiaries	(2,936)	--	2,936	--

Net income (loss)	$(29,092)	$(2,936)	$2,936	$(29,092)

Condensed consolidating statement of operations for the nine months ended February 28, 2009

Net sales	$--	$656,850	$--	$656,850
Cost of products sold	--	567,925	--	567,925

Gross profit (loss)	--	88,925	--	88,925

Selling, general and administrative	(1,853)	51,037	--	49,184
Interest	34,040	--	(9,155)	24,885
Loss on debt retirements	907	--	--	907
Other income	(383)	(18,013)	--	(18,396)
Intercompany other income	(2,618)	(6,537)	9,155	--

	30,093	26,487	--	56,580

Income (loss) before the following items	(30,093)	62,438	--	32,345
Income taxes (benefit)	(14,560)	22,198	--	7,638

	(15,533)	40,240	--	24,707
Equity in earnings (loss) of subsidiaries	40,240	--	(40,240)	--

Net income (loss)	$24,707	$40,240	$(40,240)	$24,707

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating statement of cash flows for the nine months ended February 28, 2010

Net cash provided by operating activities	$(33,573)	$80,433	$--	$46,860

Investing activities
Capital expenditures - expansions	--	(5,304)	--	(5,304)
Capital expenditures - other	--	(6,424)	--	(6,424)
Cash designated for property acquisitions	--	--	--	--
Proceeds from asset disposals	--	21,568	--	21,568
Investments in life insurance contracts	6,931	--	--	6,931
Other - net	--	14	--	14

Net cash provided (used) by investing activities	6,931	9,854	--	16,785

Financing activities
Long-term borrowings	--	--	--	--
Debt retirements	--	(276)	--	(276)
Debt issuance costs	(2,039)	--	--	(2,039)
Stock option exercises	499	--	--	499
Excess tax benefits from stock-based compensation	234	--	--	234
Common dividends paid	(6,244)	--	--	(6,244)
Net intercompany financing activities	91,044	(91,044)	--	--

Net cash provided (used) by financing activities	83,494	(91,320)	--	(7,826)

Increase (decrease) in cash and cash equivalents	56,852	(1,033)	--	55,819

Cash and cash equivalents at beginning of period	17,226	2,570	--	19,796

Cash and cash equivalents at end of period	$74,078	$1,537	$--	$75,615

Condensed consolidating statement of cash flows for the nine months ended February 28, 2009

Net cash provided by operating activities	$(13,483)	$86,020	$--	$72,537

Investing activities
Capital expenditures - expansions	--	(181,657)	--	(181,657)
Capital expenditures - other	--	(59,214)	--	(59,214)
Cash designated for property acquisitions	--	28,733	--	28,733
Proceeds from asset disposals	--	7,442	--	7,442
Investments in life insurance contracts	2,479	--	--	2,479
Other - net	--	11	--	11

Net cash provided (used) by investing activities	2,479	(204,685)	--	(202,206)

Financing activities
Long-term borrowings	327,250	--	--	327,250
Debt retirements	(197,509)	(167)	--	(197,676)
Debt issuance costs	(5,470)	--	--	(5,470)
Stock option exercises	4,341	--	--	4,341
Excess tax benefits from stock-based compensation	1,771	--	--	1,771
Common dividends paid	(6,209)	--	--	(6,209)
Net intercompany financing activities	(116,058)	116,058	--	--

Net cash provided (used) by financing activities	8,116	115,891	--	124,007

Increase (decrease) in cash and cash equivalents	(2,888)	(2,774)	--	(5,662)

Cash and cash equivalents at beginning of period	34,675	4,852	--	39,527

Cash and cash equivalents at end of period	$31,787	$2,078	$--	$33,865

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Texas Industries, Inc.

We have reviewed the accompanying consolidated balance sheet of Texas Industries, Inc. and subsidiaries (the Company) as of February 28, 2010, and the related consolidated statements of operations for the three- and nine-month periods ended February 28, 2010 and 2009 and cash flows for the nine-month periods ended February 28, 2010 and 2009. These financial statements are the responsibility of the Company’s management.

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

March 26, 2010

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this report the terms “Company”, “we”, “us” or “our” mean Texas Industries, Inc. and subsidiaries unless the context indicates otherwise.

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

During the three-month and nine-month periods ended February 28, 2010, the economy in both our California and Texas market areas continued to be challenging. In addition, during the three-month period ended February 28, 2010, abnormally inclement weather in our Texas and California market areas further impacted already depressed construction activity. We have continued to manage our production to more closely match market demand, reduce costs and manage our cash position. We believe these steps have had a significant positive impact on our cash flows in the current periods.

Consolidated sales for the three-month period ended February 28, 2010 were $117.8 million, a decrease of $60.8 million from the prior year period. Consolidated cost of products sold for the three-month period ended February 28, 2010 was $131.1 million, a decrease of $17.9 million from the prior year period. Consolidated gross loss for the three-month period ended February 28, 2010 was $13.3 million, a decrease in profit of $42.9 million from the prior year period. Lower shipments and sales prices reduced consolidated gross profit approximately $27 million. In addition, extended plant shutdowns for maintenance and inventory reductions at each of our three cement plants lowered production levels and increased costs in the current period.

Consolidated sales for the nine-month period ended February 28, 2010 were $444.7 million, a decrease of $212.1 million from the prior year period. Consolidated cost of products sold for the nine-month period ended February 28, 2010 was $407.0 million, a decrease of $160.9 million from the prior year period. Consolidated gross profit for the nine-month period ended February 28, 2010 was $37.7 million, a decrease of $51.2 million from the prior year period. Lower shipments and sales prices reduced consolidated gross profit approximately $64 million. The effect of lower sales was offset in part by lower costs including approximately $12 million lower supplies and maintenance costs related to plant shutdowns for maintenance at our three cement plants.

Consolidated selling, general and administrative expense for the three-month period ended February 28, 2010 was $17.6 million, an increase of $1.6 million from the prior year period. Consolidated selling, general and administrative expense for the nine-month period ended February 28, 2010 was $53.7 million, an increase of $4.5 million from the prior year period. Our stock-based compensation includes awards expected to be settled in cash, the expense for which is based on their fair value at the end of each period until the awards are paid. The impact of changes in our stock price on the fair value of these awards increased expense $2.7 million for the three-month period ended February 28, 2010 and $12.5 million for the nine-month period ended February 28, 2010 from the prior year periods. Our focus on reducing controllable costs lowered overall other expenses $1.1 million in the three-month period ended February 28, 2010 and $8.0 million in the nine-month period ended February 28, 2010 from the prior year periods.

Consolidated other income for the three-month period ended February 28, 2010 was $1.0 million, a decrease of $6.9 million from the prior year period. Consolidated other income for the nine-month period ended February 28, 2010 was $9.4 million, a decrease of $9.0 million from the prior year period. The sale of real estate associated with our aggregate operations in north Texas resulted in a gain of $5.0 million in the three-month and nine-month periods ended February 28, 2009. In addition, sales of emission credits associated with our Crestmore cement plant in Riverside, California resulted in gains of $3.4 million and $1.7 million in the nine-month periods ended February 28, 2010 and February 28, 2009, respectively. We have entered into various oil and gas lease agreements on property we own in north Texas. The terms of the agreements include the payment of a lease bonus and royalties on any oil and gas produced. Lease bonus payments received resulted in income of $4.7 million in the nine-month period ended February 28, 2009.

Consolidated operating loss for the three-month period ended February 28, 2010 was $19.4 million. Consolidated operating profit for the three-month period ended February 28, 2009 was $29.1 million. Consolidated operating profit for the nine-month periods ended February 28, 2010 and February 28, 2009 was $19.0 million and $69.2 million, respectively. The following is a summary of operating results for our business segments and certain other information related to our principal products and non-operating income and expenses.

Cement Operations

	Three months ended February 28,		Nine months ended February 28,
In thousands except per unit	2010	2009	2010	2009

Operating Results
Total cement sales	$52,322	$75,557	$192,508	$285,368
Total other sales and delivery fees	5,296	5,882	18,489	25,482

Total segment sales	57,618	81,439	210,997	310,850
Cost of products sold	70,616	67,919	198,834	266,682

Gross profit (loss)	(12,998)	13,520	12,163	44,168
Selling, general and administrative	(3,715)	(3,577)	(12,748)	(15,064)
Other income	411	1,423	6,824	7,695

Operating Profit (Loss)	$(16,302)	$11,366	$6,239	$36,799

Cement
Shipments (tons)	639	837	2,292	3,138
Prices ($/ton)	$81.82	$90.17	$83.96	$90.90
Cost of sales ($/ton)	$101.70	$73.92	$78.96	$77.76

Three months ended February 28, 2010

Cement operating loss for the three-month period ended February 28, 2010 was $16.3 million, a decrease in operating profit of $27.7 million from the prior year period. Lower shipments and sales prices reduced operating profit approximately $11 million.

Total segment sales for the three-month period ended February 28, 2010 were $57.6 million compared to $81.4 million for the prior year period. Cement sales decreased $23.2 million as construction activity continued to decline in both our Texas and California market areas. Abnormally inclement weather in our Texas and California market areas contributed to the decline in construction activity during the current period. Our Texas market area accounted for approximately 73% of cement sales in the current period compared to 74% of cement sales in the prior year period. Shipments decreased 25% in our Texas market area and 20% in our California market area. Average cement prices decreased 8% in our Texas market area and 13% in our California market area.

Cost of products sold for the three-month period ended February 28, 2010 increased $2.7 million from the prior year period. The effect of lower shipments was offset by the effect of lower clinker production which reduced inventories and increased costs recognized. Cement unit costs increased 38% from the prior year period. Extended plant shutdowns for maintenance and inventory reductions at each of our three cement plants during the current period further lowered production levels and increased supplies and maintenance costs by approximately $5 million.

Selling, general and administrative expense for the three-month period ended February 28, 2010 increased $0.1 million from the prior year period. The increase was primarily due to $0.4 million higher provisions for bad debts, $0.5 million higher defined benefit plan expense and $0.4 million higher insurance expense which offset $1.1 million lower legal and professional expense.

Other income for the three-month period ended February 28, 2010 decreased $1.0 million from the prior year period due in part to lower gains from routine sales of surplus operating assets.

Nine months ended February 28, 2010

Cement operating profit for the nine-month period ended February 28, 2010 was $6.2 million, a decrease of $30.6 million from the prior year period. Lower shipments and sales prices reduced operating profit approximately $41 million.

Total segment sales for the nine-month period ended February 28, 2010 were $211.0 million compared to $310.9 million for the prior year period. Cement sales decreased $92.9 million as construction activity continued to decline in both our Texas and California market areas. Abnormally inclement weather contributed to the decline in construction activity in our Texas market area during the last six months and in our California market area during the last three months of the current period. Our Texas market area accounted for approximately 71% of cement sales in both the current and prior periods. Shipments decreased 28% in our Texas market area and 24% in our California market area. Average cement prices decreased 6% in our Texas market area and 13% in our California market area.

Cost of products sold for the nine-month period ended February 28, 2010 decreased $67.8 million from the prior year period primarily due to lower shipments and our efforts to manage costs. Cement unit costs increased 2% from the prior year period as the effect of lower shipments was offset in part by lower raw materials, energy and supplies and maintenance costs. Supplies and maintenance costs related to scheduled maintenance at our three cement plants decreased approximately $12 million from the prior year period.

Selling, general and administrative expense for the nine-month period ended February 28, 2010 decreased $2.3 million from the prior year period. Lower overall expenses, including wages and benefits, marketing, travel, and legal, professional and other outside service expenses, as a result of our focus on reducing costs were offset in part by $0.7 million higher provisions for bad debts, $0.4 million higher insurance expense and $1.5 million higher defined benefit plan expense.

Other income for the nine-month period ended February 28, 2010 decreased $0.9 million from the prior year period. Other income in the current period includes gains of $3.4 million from sales of emission credits associated with our Crestmore cement plant in Riverside, California. Other income in the prior period included a lease bonus payment of $2.8 million received upon the execution of an oil and gas lease agreement on property we own in north Texas and a gain of $1.7 million from the sale of emission credits associated with our Crestmore cement plant in Riverside, California.

Aggregate Operations

	Three months ended February 28,		Nine months ended February 28,
In thousands except per unit	2010	2009	2010	2009

Operating Results
Total stone, sand and gravel sales	$14,849	$26,889	$62,860	$103,235
Total other sales and delivery fees	14,410	25,882	52,787	81,838

Total segment sales	29,259	52,771	115,647	185,073
Cost of products sold	28,882	42,678	100,038	154,042

Gross profit	377	10,093	15,609	31,031
Selling, general and administrative	(1,937)	(2,379)	(7,131)	(9,708)
Other income	409	5,466	1,239	6,336

Operating Profit (Loss)	$(1,151)	$13,180	$9,717	$27,659

Stone, sand and gravel
Shipments (tons)	1,947	3,267	8,012	13,073
Prices ($/ton)	$7.62	$8.23	$7.85	$7.90
Cost of sales ($/ton)	$8.41	$6.92	$7.04	$6.56

Three months ended February 28, 2010

Aggregate operating loss for the three-month period ended February 28, 2010 was $1.2 million, a decrease in operating profit of $14.3 million from the prior year period. Lower shipments and sales prices reduced operating profit approximately $10 million.

Total segment sales for the three-month period ended February 28, 2010 were $29.3 million compared to $52.8 million for the prior year period. Stone, sand and gravel sales decreased $12.0 million on 7% lower average prices and 40% lower shipments as construction activity continued to decline in our Texas market area. Abnormally inclement weather contributed to the decline in construction activity during the current period.

Cost of products sold for the three-month period ended February 28, 2010 decreased $13.8 million from the prior year period. Overall stone, sand and gravel unit costs increased 22% from the prior year period primarily due to the effect of lower shipments.

Selling, general and administrative expense for the three-month period ended February 28, 2010 decreased $0.4 million from the prior year period primarily due to lower overall expenses, including wages and benefits, marketing, travel and outside service expenses, as a result of our focus on reducing costs.

Other income for the three-month period ended February 28, 2010 decreased $5.1 million from the prior year period. Other income in the prior year period included a gain of $5.0 million from the sale of real estate associated with our north Texas aggregate operations.

Nine months ended February 28, 2010

Aggregate operating profit for the nine-month period ended February 28, 2010 was $9.7 million, a decrease of $17.9 million from the prior year period. Lower shipments and sales prices reduced operating profit approximately $19 million.

Total segment sales for the nine-month period ended February 28, 2010 were $115.6 million compared to $185.1 million for the prior year period. Stone, sand and gravel sales decreased $40.4 million on 1% lower average prices and 39% lower shipments as construction activity continued to decline in our Texas market area. Abnormally inclement weather contributed to the decline in construction activity during the last six months of the current period.

Cost of products sold for the nine-month period ended February 28, 2010 decreased $54.0 million from the prior year period. Overall stone, sand and gravel unit costs increased 7% from the prior year period primarily due to the effect of lower shipments.

Selling, general and administrative expense for the nine-month period ended February 28, 2010 decreased $2.6 million from the prior year period primarily due to lower overall expenses, including wages and benefits, marketing, travel and outside service expenses, as a result of our focus on reducing costs.

Other income for the nine-month period ended February 28, 2010 decreased $5.1 million from the prior year period. Other income in the prior year period included a gain of $5.0 million from the sale of real estate associated with our north Texas aggregate operations.

Consumer Products Operations

	Three months ended February 28,		Nine months ended February 28,
In thousands except per unit	2010	2009	2010	2009

Operating Results
Total ready-mix concrete sales	$33,695	$53,306	$129,468	$197,032
Total other sales and delivery fees	10,832	13,294	39,050	45,436

Total segment sales	44,527	66,600	168,518	242,468
Cost of products sold	45,203	60,569	158,610	228,742

Gross profit (loss)	(676)	6,031	9,908	13,726
Selling, general and administrative	(1,421)	(2,142)	(7,374)	(10,173)
Other income	115	651	516	1,216

Operating Profit (Loss)	$(1,982)	$4,540	$3,050	$4,769

Ready-mix concrete
Shipments (cubic yards)	427	614	1,540	2,330
Prices ($/cubic yard)	$79.17	$86.87	$84.12	$84.59
Cost of sales ($/cubic yard)	$84.35	$80.45	$81.48	$81.24

Three months ended February 28, 2010

Consumer products operating loss for the three-month period ended February 28, 2010 was $2.0 million, a decrease in operating profit of $6.5 million from the prior year period. Lower shipments and sales prices reduced operating profit approximately $6 million.

Total segment sales for the three-month period ended February 28, 2010 were $44.5 million compared to $66.6 million for the prior year period. Ready-mix concrete sales for the three-month period ended February 28, 2010 decreased $19.6 million on 9% lower average prices and 30% lower shipments as construction activity continued to decline in our Texas market area. Abnormally inclement weather contributed to the decline in construction activity during the current period.

Cost of products sold for the three-month period ended February 28, 2010 decreased $15.4 million from the prior year period. Overall ready-mix concrete unit costs increased 5% from the prior year period primarily due to the effect of lower shipments.

Selling, general and administrative expense for the three-month period ended February 28, 2010 decreased $0.7 million from the prior year period primarily due to lower overall expenses, including wages and benefits, marketing, travel and outside service expenses, as a result of our focus on reducing costs.

Other income for the three-month period ended February 28, 2010 decreased $0.5 million from the prior year period. Other income in the prior year period included $0.5 million higher gains from routine sales of surplus operating assets.

Nine months ended February 28, 2010

Consumer products operating profit for the nine-month period ended February 28, 2010 was $3.1 million, a decrease of $1.7 million from the prior year period. Lower shipments and sales prices reduced operating profit approximately $4 million.

Total segment sales for the nine-month period ended February 28, 2010 were $168.5 million compared to $242.5 million for the prior year period. Ready-mix concrete sales for the nine-month period ended February 28, 2010 decreased $67.6 million on 1% lower average prices and 34% lower shipments as construction activity continued to decline in our Texas market area. Abnormally inclement weather contributed to the decline in construction activity during the last six months of the current period.

Cost of products sold for the nine-month period ended February 28, 2010 decreased $70.1 million from the prior year period. Overall ready-mix concrete unit costs were comparable to the prior year period.

Selling, general and administrative expense for the nine-month period ended February 28, 2010 decreased $2.8 million from the prior year period primarily due to lower overall expenses, including wages and benefits, marketing, travel and outside service expenses, as a result of our focus on reducing costs.

Other income for the nine-month period ended February 28, 2010 decreased $0.7 million from the prior year period. Other income in the prior year period included $0.4 million higher gains from routine sales of surplus operating assets and lease bonus payments of $0.2 million received upon the execution of oil and gas lease agreements on property we own in north Texas.

Corporate

	Three months ended February 28,		Nine months ended February 28,
In thousands	2010	2009	2010	2009

Other income	$109	$404	$845	$3,149
Selling, general and administrative	(10,495)	(7,884)	(26,455)	(14,239)

	$(10,386)	$(7,480)	$(25,610)	$(11,090)

Three months ended February 28, 2010

Other income for the three-month period ended February 28, 2010 decreased $0.3 million from the prior year period on lower interest income.

Selling, general and administrative expense for the three-month period ended February 28, 2010 increased $2.6 million from the prior year period. The increase was primarily the result of $2.8 million higher stock-based compensation. Our stock-based compensation includes awards expected to be settled in cash, the expense for which is based on their fair value at the end of each period until the awards are paid. The impact of changes in our stock price on their fair value increased stock-based compensation $0.4 million in the three-month period ended February 28, 2010 and reduced stock-based compensation $2.4 million in the three-month period ended February 28, 2009.

Nine months ended February 28, 2010

Other income for the nine-month period ended February 28, 2010 decreased $2.3 million from the prior year period. In addition to lower interest income of $0.7 million, other income in the prior year period included a lease bonus payment of $1.6 million received upon the execution of an oil and gas lease agreement on property we own in north Texas that is not associated with any business segment.

Selling, general and administrative expense for the nine-month period ended February 28, 2010 increased $12.2 million from the prior year period. The increase was primarily the result of $12.6 million higher stock-based compensation. Our stock-based compensation includes awards expected to be settled in cash, the expense for which is based on their fair value at the end of each period until the awards are paid. The impact of changes in our stock price on their fair value increased stock-based compensation $0.4 million in the nine-month period ended February 28, 2010 and reduced stock-based compensation $12.1 million in the nine-month period ended February 28, 2009.

Interest

Interest expense incurred for the three-month period ended February 28, 2010 was $13.6 million, all of which was expensed. Interest expense incurred for the three-month period ended February 28, 2009 was $13.0 million, of which $4.7 million was capitalized in connection with our Hunter, Texas cement plant expansion project and $8.3 million was expensed.

Interest expense incurred for the nine-month period ended February 28, 2010 was $40.3 million, all of which was expensed. Interest expense incurred for the nine-month period ended February 28, 2009 was $34.6 million, of which $9.7 million was capitalized in connection with our Hunter, Texas cement plant expansion project and $24.9 million was expensed.

Interest expense incurred for the three-month period ended February 28, 2010 increased $0.6 million primarily as a result of higher credit facility commitment fees and debt amortization expense. Interest expense incurred for the nine-month period ended February 28, 2010 increased $5.7 million from the prior year period primarily as a result of higher average outstanding debt due to the sale of $300 million aggregate principal amount of additional 7.25% senior notes on August 18, 2008. We have delayed completion of the Hunter, Texas cement plant expansion and do not expect to capitalize any interest in connection with the project during the remainder of fiscal year 2010.

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

Income Taxes

Income taxes for the interim periods ended February 28, 2010 and February 28, 2009 have been included in the accompanying financial statements on the basis of an estimated annual rate. The primary reason that the tax rate differs from the 35% federal statutory corporate rate is due to percentage depletion that is tax deductible, state income taxes and deductions for income from qualified domestic production activities. Our estimated effective tax rate for fiscal year 2010 is 38.3% compared to 25.5% for fiscal year 2009.

LIQUIDITY AND CAPITAL RESOURCES

In addition to cash and cash equivalents of $75.6 million at February 28, 2010, our sources of liquidity include cash from operations and borrowings available under our senior secured revolving credit facility.

Senior Secured Revolving Credit Facility. On June 19, 2009, we amended and restated our credit agreement and the associated security agreement. On March 24, 2010, we further amended our credit agreement to permit us to declare dividends not subject to the restricted payment requirements. The credit agreement continues to provide for a $200 million senior secured revolving credit facility with a $50 million sub-limit for letters of credit and a $15 million sub-limit for swing line loans. The credit facility matures on August 15, 2012. Amounts drawn under the credit facility bear annual interest either at the LIBOR rate plus a margin of 3.5% to 4.0% or at a base rate plus a margin of 2.5% to 3.0%. The base rate is the higher of the federal funds rate plus 0.5%, the prime rate established by Bank of America, N.A. or the one-month LIBOR rate plus 1.0%. The interest rate margins are determined based on our leverage ratio. The commitment fee calculated on the unused portion of the credit facility ranges from 0.50% to 0.75% per year based on our leverage ratio. We may terminate the credit facility at any time.

The amount that can be borrowed under the credit facility is limited to an amount based on the value of our consolidated accounts receivable, inventory and mobile equipment. This amount, called the borrowing base, may be less than the $200 million stated principal amount of the credit facility. The borrowing base under our amended agreement was $138.5 million as of February 28, 2010. We are not required to maintain any financial ratios or covenants unless an event of default occurs or the unused portion of the borrowing base is less than $40 million, in which case we must maintain a fixed charge coverage ratio of at least 1.1 to 1.0. At February 28, 2010, our fixed charge coverage ratio was 0.82 to 1.0. Given this ratio, we may use only $98.5 million of the borrowing base. No borrowings were outstanding at February 28, 2010; however, $27.5 million of the borrowing base was used to support letters of credit. As a result, the maximum amount we could borrow as of February 28, 2010 was $71.0 million.

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

The credit agreement contains a number of covenants restricting, among other things, prepayment or redemption of our senior notes, distributions and dividends on and repurchases of our capital stock, acquisitions and investments, indebtedness, liens and affiliate transactions. We are permitted to pay cash dividends on our common stock as long as the credit facility is not in default, the fixed charge coverage ratio is greater than 1.1 to 1.0 and borrowing availability under the borrowing base is more than $50 million. When our fixed charge coverage ratio is less than 1.1 to 1.0 we are permitted to pay cash dividends on our common stock not to exceed $2.5 million in any single instance or $10 million in any calendar year as long as the credit facility is not in default and borrowing availability is more than $60 million. For this purpose, borrowing availability is equal to the borrowing base less the amount of outstanding borrowings less the amount used to support letters of credit. We were in compliance with all of these loan covenants as of February 28, 2010.

As February 28, 2010, there have been no material changes to our material contractual obligations described in our Annual Report on Form 10-K for the year ended May 31, 2009.

During October 2007, we commenced construction on a project to expand our Hunter, Texas cement plant. In May 2009 we temporarily halted construction on the project because we believed that economic and market conditions made it unlikely that current cement demand levels in Texas would permit the new kiln to operate profitably if the project was completed as originally scheduled. We expect to resume construction by November 2010 in order to maintain our construction permit in effect. We have not entered into a new construction contract to complete the construction, so no schedule for completion has yet been determined. To the extent practical, we expect to match the construction schedule to the speed with which market conditions rebound in Texas. As of February 28, 2010, we have incurred approximately $294.6 million, excluding capitalized interest of approximately $16.3 million related to the project, of which $289.4 million has been expended. We estimate that the project is 85-90% complete. Until we determine the date that we will resume construction and the period over which the construction will occur, we cannot accurately estimate the cost of completing the project.

We expect cash and cash equivalents, cash from operations and available borrowings under our senior secured revolving credit facility to be sufficient to provide funds for capital expenditure commitments currently estimated at $15 million to $25 million for fiscal year 2010, scheduled debt payments, working capital needs and other general corporate purposes for at least the next year.

Cash Flows

Net cash provided by operating activities for the nine-month periods ended February 28, 2010 and February 28, 2009 was $46.9 million and $72.5 million, respectively. The decrease was primarily the result of lower income from operations which was partially offset by changes in working capital items.

Net cash provided by investing activities for the nine-month period ended February 28, 2010 was $16.8 million. Net cash used by investing activities for the nine-month period ended February 28, 2009 was $202.2 million.

Capital expenditures, including capitalized interest, incurred in connection with the expansion of our Hunter, Texas cement plant were $5.3 million and $180.4 million for the nine-month periods ended February 28, 2010 and February 28, 2009, respectively. Capital expenditures, including capitalized interest, incurred in connection with the expansion and modernization of our Oro Grande, California cement plant were $1.3 million for the nine-month period ended February 28, 2009. Capital expenditures for normal replacement and upgrades of existing equipment and acquisitions to sustain our existing operations were $6.4 million and $59.2 million for the nine-month periods ended February 28, 2010 and February 28, 2009, respectively. Capital expenditures in the prior year period include $25.3 million incurred to acquire aggregate operations in central Texas through a tax deferred like-kind-exchange transaction. Completion of our tax deferred like-kind-exchange transactions reduced the cash designated for property acquisitions held by a qualified intermediary trust by $28.7 million.

Proceeds from asset disposals for the nine-month period ended February 28, 2010 includes proceeds of $19.2 million representing the outstanding principal amount of a note receivable we sold December 18, 2009. The note was received in connection with the sale of land associated with our expanded shale and clay operations in south Texas in 2006 and had been scheduled to mature May 31, 2010.

We elected to receive distributions and policy surrenders from life insurance contracts purchased in connection with certain of our benefit plans totaling $10.6 million and $5.7 million in the nine-month periods ended February 28, 2010 and February 28, 2009, respectively. These distributions were offset in part by premiums and fees paid to maintain the policies.

Net cash used by financing activities for the nine-month period ended February 28, 2010 was $7.8 million. Net cash provided by financing activities for the nine-month period ended February 28, 2009 was $124.0 million.

We sold $300 million aggregate principal amount of additional 7.25% senior notes due in 2013 at an offering price of 93.25% in the nine-month period ended February 28, 2009. The net proceeds were used in part to repay our $150 million senior term loan and borrowings outstanding under our senior revolving credit facility in the amount of $29.5 million.

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

The estimated fair value of each class of financial instrument as of February 28, 2010 and May 31, 2009 approximates its carrying value except for long-term debt having fixed interest rates. The fair value of our long-term debt is estimated based on broker/dealer quoted market prices. As of February 28, 2010, the fair value of our long-term debt, including the current portion, was approximately $553.9 million compared to the carrying amount of $544.6 million. As of May 31, 2009, the fair value of our long-term debt, including the current portion, was approximately $476.8 million compared to the carrying amount of $541.8 million.

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

In the fourth quarter of our prior fiscal year, management evaluated the Hunter, Texas cement plant, including the capitalized construction and interest costs associated with the expansion that is currently suspended. We expect the Texas market to recover to pre-recession levels and to complete the expansion project. While the specific timing of the completion has not been determined, we anticipate completing the project within 2-4 years. Based on historical margins, we believe the undiscounted cash flows over the remaining life of the Hunter plant after completion of the expansion will significantly exceed the current investment in the plant as well as the remaining costs of the expansion and future capital expenditures necessary to achieve these cash flows.

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

Goodwill resulting from the acquisition of ready-mix operations in Texas and Louisiana and identified with our consumer products operations has a carrying value of $1.7 million at both February 28, 2010 and May 31, 2009. Based on an impairment test performed as of March 31, 2009, the fair value of the reporting unit exceeds its carrying value.

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

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the

Private Securities Litigation Reform Act of 1995

Certain statements contained in this quarterly report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements may include the words “may”, “will”, “estimate”, “intend”, “continue”, “believe”, “expect”, “plan” or “anticipate” and other similar words. Such statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the impact of competitive pressures and changing economic and financial conditions on our business, the cyclical and seasonal nature of our business, the level of construction activity in our markets, abnormal periods of inclement weather, unexpected periods of equipment downtime, unexpected operational difficulties, changes in the cost of raw materials, fuel and energy, changes in the cost or availability of transportation, changes in interest rates, the timing and amount of federal, state and local funding for infrastructure, delays in announced capacity expansions, ongoing volatility and uncertainty in the capital or credit markets, the impact of environmental laws, regulations and claims and changes in governmental and public policy, and the risks and uncertainties described in our reports on Forms 10-K, 10-Q and 8-K. Forward-looking statements speak only as of the date hereof, and we assume no obligation to publicly update such statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of February 28, 2010, there were no material changes to the information about market risk contained in our Annual Report on Form 10-K for the year ended May 31, 2009.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the evaluation, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of February 28, 2010.

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

Issuer Purchases of Equity Securities. We are restricted by our loan covenants from purchasing our Common Stock on the open market. However, in connection with so-called “stock swap exercises” of employee stock options, shares are surrendered or deemed surrendered to the Company to pay the exercise price or to satisfy tax withholding obligations. The following table presents information with respect to such transactions which occurred during the three-month period ended February 28, 2010.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2009 – December 31, 2009	--	$--	--	--
January 1, 2010 – January 31, 2010	57,351	35.63	--	--
February 1, 2010 – February 28, 2010	--	--	--	--

Total	57,351	$35.63	--	--

Item 5. Other Information

On March 24, 2010, we entered into the Second Amendment to Second Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent and lender, L/C issuer and swing line lender, and the other lenders that are party thereto (the “Second Amendment”). The Second Amendment amends the covenant in our senior secured credit facility that limits dividend payments. We are currently permitted to pay cash dividends on our common stock as long as the credit facility is not in default, the fixed charge coverage ratio is greater than 1.1 to 1.0 and borrowing availability under the borrowing base is more than $50 million. In order to permit us to pay dividends when our fixed charge coverage ratio is less than 1.1 to 1.0, the Second Amendment adds a provision that permits us to declare and pay dividends on our common stock in an amount not exceeding (i) $2,500,000 in any single instance (which shall not occur more than four times in any calendar year) or (ii) $10,000,000 in the aggregate during any calendar year, provided that immediately before and after giving effect to any such dividend there shall exist no default and, for the 30 consecutive calendar days immediately preceding the declaration of such dividend and on the date of such declaration after giving pro forma effect to such dividend, borrowing availability shall exceed the greater of $60,000,000 or 30% of the aggregate commitments of all lenders. For this purpose, borrowing availability is equal to the borrowing lease less the amount of outstanding borrowings less the amount used to support letters of credit.

A copy of the Second Amendment to Second Amended and Restated Credit Agreement is attached as Exhibit 10.33 hereto and incorporated herein by reference.

Item 6. Exhibits

The following exhibits are included herein:

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K dated August 28, 1996)

3.2	By-laws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 16, 2009)

3.3	Amended and Restated Certificate of Designations of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 1, 2006)

4.1	Form of Rights Agreement dated as of November 1, 2006, between Texas Industries, Inc. and Mellon Investor Services, LLC (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on October 20, 2006)

4.2	Amendment No. 1 to Rights Agreement executed on February 2, 2010 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on February 8, 2010)

4.3	Form of the Company’s 7 1/4% Senior Note due 2013 (CUSIP 882491 AK9) (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated June 29, 2005)

4.4	Form of the Company’s Notation of Guarantee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated June 29, 2005)

4.5	Form of the Company’s 7 1/4% Senior Note due 2013 (CUSIP 882491 AM5) and Notation of Guarantee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed August 19, 2008)

4.6	Form of the Company’s 7 1/4% Senior Note due 2013 (CUSIP U88244 AC9) and Notation of Guarantee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed August 19, 2008)

4.7	Registration Rights Agreement, dated July 6, 2005, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K dated June 29, 2005)

4.8	Registration Rights Agreement, dated August 18, 2008, among the Company, the Guarantors and the Initial Purchasers (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed August 19, 2008)

4.9	Indenture, dated July 6, 2005, among the Company, the Guarantors and Wells Fargo, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K dated June 29, 2005)

4.10	First Supplemental Indenture dated August 18, 2008 among the Company, the Guarantors and the Trustee (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed August 19, 2008)

4.11	Second Supplemental Indenture dated August 18, 2008 among the Company, the Guarantors and the Trustee (incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K filed August 19, 2008)

10.1	Purchase Agreement, dated June 29, 2005, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 29, 2005)

10.2	Purchase Agreement, dated August 7, 2008, among the Company, the Guarantors and the Initial Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 13, 2008)

10.3	Second Amended and Restated Credit Agreement, dated June 19, 2009, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the lenders that are parties thereto (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.4	First Amendment to Second Amended and Restated Credit Agreement, dated June 19, 2009, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the lenders that are parties thereto (incorporated by reference to Exhibit 10.2 to Report on Form 8-K filed on June 25, 2009)

10.5	Amended and Restated Security Agreement, dated June 19, 2009, among the Company, the Guarantors and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.6	Separation and Distribution Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated June 29, 2005)

10.7	Amendment No. 1 to Separation and Distribution Agreement dated as of July 27, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated July 27, 2005)

10.8	Tax Sharing and Indemnification Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated June 29, 2005)

10.9	Employment Agreement of Mel G. Brekhus (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 22, 2007)

10.10	Texas Industries, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 as filed May 19, 1994, File No. 033-53715)

10.11	Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.12	Form of Stock Option Agreement under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 25, 2006)

10.13	Form of Non-Employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 16, 2009)

10.14	TXI Annual Incentive Plans-Fiscal Year 2010 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on July 17, 2009)

10.15	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2010 (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on July 13, 2007)

10.16	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2011 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on July 11, 2008)

10.17	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2012 (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K filed on July 17, 2009)

10.18	Master Performance-Based Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement filed on August 25, 2006)

10.19	Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on August 12, 2005)

10.20	Form of SAR Agreement for Non-Employee Directors under Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on August 12, 2005)

10.21	Form of Amendment No. 1 to SAR Agreement for Non-Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K dated April 19, 2006)

10.22	SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan between Texas Industries, Inc. and Mel G. Brekhus, dated June 1, 2004 (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on July 25, 2006)

10.23	Amendment No. 1 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, by and between Texas Industries, Inc. and Mel G. Brekhus dated April 24, 2006 (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K filed on July 25, 2006)

10.24	Contract, dated September 27, 2005, between Riverside Cement Company and Oro Grande Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated September 27, 2005, noting that portions of the exhibit were omitted pursuant to a request for confidential treatment)

10.25	Deferred Compensation Plan for Directors of Texas Industries, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 18, 2006)

10.26	Form of 2005 Executive Financial Security Plan (Annuity Formula), as amended (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.27	Form of 2005 Executive Financial Security Plan (Lump Sum Formula), as amended (incorporated by reference to Exhibit 10.27 to Quarterly Report Form 10-Q filed on January 7, 2010)

10.28	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated April 19, 2006)

10.29	Amendment No. 2 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, between Texas Industries, Inc. and Mel G. Brekhus dated July 11, 2007 (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed on July 13, 2007)

10.30	Contract, signed September 21, 2007, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed on September 27, 2007, noting that portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.31	Amendment No. 1 to Employment Agreement of Mel G. Brekhus dated March 26, 2009 (incorporated by reference to Exhibit 10.33 in Quarterly Report on Form 10-Q filed on March 27, 2009)

10.32	Contract Amendment No. 1, executed August 17, 2009, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 21, 2009)

10.33	Second Amendment to Second Amended and Restated Credit Agreement, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the lenders that are parties thereto

12.1	Computation of Ratios of Earnings to Fixed Charges

15.1	Letter re: Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

The remaining exhibits have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS INDUSTRIES, INC.

March 26, 2010	/s/ Kenneth R. Allen
Kenneth R. Allen
Vice President – Finance, Chief Financial Officer and Treasurer
(Principal Financial Officer)

March 26, 2010	/s/ T. Lesley Vines
T. Lesley Vines
Vice President – Corporate Controller and Assistant Treasurer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K dated August 28, 1996)

3.2	By-laws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 16, 2009)

3.3	Amended and Restated Certificate of Designations of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 1, 2006)

4.1	Form of Rights Agreement dated as of November 1, 2006, between Texas Industries, Inc. and Mellon Investor Services, LLC (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on October 20, 2006)

4.2	Amendment No. 1 to Rights Agreement executed on February 2, 2010 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on February 8, 2010)

4.3	Form of the Company’s 7 1/4% Senior Note due 2013 (CUSIP 882491 AK9) (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated June 29, 2005)

4.4	Form of the Company’s Notation of Guarantee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated June 29, 2005)

4.5	Form of the Company’s 7 1/4% Senior Note due 2013 (CUSIP 882491 AM5) and Notation of Guarantee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed August 19, 2008)

4.6	Form of the Company’s 7 1/4% Senior Note due 2013 (CUSIP U88244 AC9) and Notation of Guarantee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed August 19, 2008)

4.7	Registration Rights Agreement, dated July 6, 2005, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K dated June 29, 2005)

4.8	Registration Rights Agreement, dated August 18, 2008, among the Company, the Guarantors and the Initial Purchasers (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed August 19, 2008)

4.9	Indenture, dated July 6, 2005, among the Company, the Guarantors and Wells Fargo, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K dated June 29, 2005)

4.10	First Supplemental Indenture dated August 18, 2008 among the Company, the Guarantors and the Trustee (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed August 19, 2008)

4.11	Second Supplemental Indenture dated August 18, 2008 among the Company, the Guarantors and the Trustee (incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K filed August 19, 2008)

10.1	Purchase Agreement, dated June 29, 2005, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 29, 2005)

10.2	Purchase Agreement, dated August 7, 2008, among the Company, the Guarantors and the Initial Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 13, 2008)

10.3	Second Amended and Restated Credit Agreement, dated June 19, 2009, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the lenders that are parties thereto (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.4	First Amendment to Second Amended and Restated Credit Agreement, dated June 19, 2009, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the lenders that are parties thereto (incorporated by reference to Exhibit 10.2 to Report on Form 8-K filed on June 25, 2009)

Index to Exhibits-(Continued)

Exhibit Number

10.5	Amended and Restated Security Agreement, dated June 19, 2009, among the Company, the Guarantors and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.6	Separation and Distribution Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated June 29, 2005)

10.7	Amendment No. 1 to Separation and Distribution Agreement dated as of July 27, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated July 27, 2005)

10.8	Tax Sharing and Indemnification Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated June 29, 2005)

10.9	Employment Agreement of Mel G. Brekhus (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 22, 2007)

10.10	Texas Industries, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 as filed May 19, 1994, File No. 033-53715)

10.11	Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.12	Form of Stock Option Agreement under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 25, 2006)

10.13	Form of Non-Employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 16, 2009)

10.14	TXI Annual Incentive Plans-Fiscal Year 2010 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on July 17, 2009)

10.15	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2010 (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on July 13, 2007)

10.16	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2011 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on July 11, 2008)

10.17	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2012 (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K filed on July 17, 2009)

10.18	Master Performance-Based Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement filed on August 25, 2006)

10.19	Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on August 12, 2005)

10.20	Form of SAR Agreement for Non-Employee Directors under Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on August 12, 2005)

10.21	Form of Amendment No. 1 to SAR Agreement for Non-Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K dated April 19, 2006)

Index to Exhibits-(Continued)

Exhibit Number

10.22	SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan between Texas Industries, Inc. and Mel G. Brekhus, dated June 1, 2004 (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on July 25, 2006)

10.23	Amendment No. 1 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, by and between Texas Industries, Inc. and Mel G. Brekhus dated April 24, 2006 (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K filed on July 25, 2006)

10.24	Contract, dated September 27, 2005, between Riverside Cement Company and Oro Grande Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated September 27, 2005, noting that portions of the exhibit were omitted pursuant to a request for confidential treatment)

10.25	Deferred Compensation Plan for Directors of Texas Industries, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 18, 2006)

10.26	Form of 2005 Executive Financial Security Plan (Annuity Formula), as amended (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.27	Form of 2005 Executive Financial Security Plan (Lump Sum Formula), as amended (incorporated by reference to Exhibit 10.27 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.28	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated April 19, 2006)

10.29	Amendment No. 2 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, between Texas Industries, Inc. and Mel G. Brekhus dated July 11, 2007 (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed on July 13, 2007)

10.30	Contract, signed September 21, 2007, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed on September 27, 2007, noting that portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.31	Amendment No. 1 to Employment Agreement of Mel G. Brekhus dated March 26, 2009 (incorporated by reference to Exhibit 10.33 in Quarterly Report on Form 10-Q filed on March 27, 2009)

10.32	Contract Amendment No. 1, executed August 17, 2009, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 21, 2009)

10.33	Second Amendment to Second Amended and Restated Credit Agreement, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the lenders that are parties thereto

12.1	Computation of Ratios of Earnings to Fixed Charges

15.1	Letter re: Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer