Form 10-Q
period 2010-08-31
TEXAS INDUSTRIES INC
filed 2010-09-24
CIK 97472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]    No  [    ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  [X]    No  [    ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [X]	Accelerated Filer [ ]
Non-accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [    ]    No  [X]

There were 27,808,142 shares of the Registrant’s Common Stock, $1.00 par value, outstanding as of September 20, 2010.

INDEX

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	(Unaudited) August 31,	May 31,
In thousands	2010	2010

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$162,427	$74,946
Receivables – net	107,217	112,184
Inventories	148,741	142,419
Deferred income taxes and prepaid expenses	22,673	23,426

TOTAL CURRENT ASSETS	441,058	352,975

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	158,094	158,367
Buildings	58,371	58,351
Machinery and equipment	1,217,852	1,220,021
Construction in progress	324,760	322,039

	1,759,077	1,758,778
Less depreciation and depletion	618,706	604,269

	1,140,371	1,154,509

OTHER ASSETS
Goodwill	1,715	1,715
Real estate and investments	6,223	6,774
Deferred charges and other	22,398	15,774

	30,336	24,263

	$1,611,765	$1,531,747

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$54,659	$56,214
Accrued interest, compensation and other	45,805	51,455
Current portion of long-term debt	13,341	234

TOTAL CURRENT LIABILITIES	113,805	107,903

LONG-TERM DEBT	652,459	538,620

DEFERRED INCOME TAXES AND OTHER CREDITS	108,400	123,976

SHAREHOLDERS’ EQUITY
Common stock, $1 par value; authorized 100,000 shares; issued and outstanding 27,807 and 27,796 shares, respectively	27,807	27,796
Additional paid-in capital	476,901	475,584
Retained earnings	246,240	272,018
Accumulated other comprehensive loss	(13,847)	(14,150)

	737,101	761,248

	$1,611,765	$1,531,747

See notes to consolidated financial statements.

(Unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Three months ended August 31,
In thousands except per share	2010	2009

NET SALES	$172,122	$183,957

Cost of products sold	156,014	149,852

GROSS PROFIT	16,108	34,105

Selling, general and administrative	16,141	20,254
Interest	14,411	13,244
Loss on debt retirements	29,006	--
Other income	(4,890)	(2,652)

	54,668	30,846

INCOME (LOSS) BEFORE INCOME TAXES	(38,560)	3,259

Income taxes (benefit)	(14,868)	1,544

NET INCOME (LOSS)	$(23,692)	$1,715

Net income (loss) per share
Basic	$(.85)	$.06
Diluted	$(.85)	$.06

Average shares outstanding
Basic	27,787	27,720
Diluted	27,787	27,940

Cash dividends declared per share	$.075	$.075

See notes to consolidated financial statements.

(Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Three months ended August 31,
In thousands	2010	2009

OPERATING ACTIVITIES
Net income (loss)	$(23,692)	$1,715
Adjustments to reconcile net income (loss) to cash provided by operating activities
Depreciation, depletion and amortization	15,861	16,594
Gains on asset disposals	(1,613)	(1,030)
Deferred income taxes (benefit)	(14,973)	743
Stock-based compensation expense (credit)	(230)	2,643
Excess tax benefits from stock-based compensation	--	(211)
Loss on debt retirements	29,006	--
Other – net	2,192	(221)
Changes in operating assets and liabilities
Receivables – net	4,413	(888)
Inventories	(6,322)	757
Prepaid expenses	1,297	1,074
Accounts payable and accrued liabilities	(7,284)	(6,638)

Net cash provided (used) by operating activities	(1,345)	14,538

INVESTING ACTIVITIES
Capital expenditures – expansions	(1,374)	(4,569)
Capital expenditures – other	(1,782)	(804)
Proceeds from asset disposals	3,209	1,068
Investments in life insurance contracts	327	5,802
Other – net	292	(19)

Net cash provided by investing activities	672	1,478

FINANCING ACTIVITIES
Long-term borrowings	650,000	--
Debt retirements	(547,736)	(59)
Debt issuance costs	(12,250)	(2,032)
Stock option exercises	225	331
Excess tax benefits from stock-based compensation	--	211
Common dividends paid	(2,085)	(2,080)

Net cash provided (used) by financing activities	88,154	(3,629)

Increase in cash and cash equivalents	87,481	12,387
Cash and cash equivalents at beginning of period	74,946	19,796

Cash and cash equivalents at end of period	$162,427	$32,183

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

1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 2010, are not necessarily indicative of the results that may be expected for the year ended May 31, 2011. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Texas Industries, Inc. for the year ended May 31, 2010.

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

Fair Value of Financial Instruments. The estimated fair value of each class of financial instrument as of August 31, 2010 and May 31, 2010 approximates its carrying value except for long-term debt having fixed interest rates. The fair value of our long-term debt is estimated based on broker/dealer quoted market prices. As of August 31, 2010, the fair value of our long-term debt, including the current portion, was approximately $666.3 million compared to the carrying amount of $665.8 million. As of May 31, 2010, the fair value of our long-term debt, including the current portion, was approximately $534.8 million compared to the carrying amount of $538.9 million.

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

Goodwill resulting from the acquisition of ready-mix operations in Texas and Louisiana and identified with our consumer products operations has a carrying value of $1.7 million at both August 31, 2010 and May 31, 2010. Based on an impairment test performed as of March 31, 2010, the fair value of the reporting unit exceeds its carrying value, and therefore, no potential impairment was identified.

Real Estate and Investments. Surplus real estate and real estate acquired for development of high quality industrial, office or multi-use parks totaled $5.9 million at both August 31, 2010 and May 31, 2010.

Investments include life insurance contracts purchased in connection with certain of our benefit plans. The contracts, recorded at their net cash surrender value, totaled $0.2 million (net of distributions of $81.2 million plus accrued interest and fees) at August 31, 2010 and $0.8 million (net of distributions of $82.8 million plus accrued interest and fees) at May 31, 2010. We can elect to receive distributions chargeable against the cash surrender value of the policies in the form of borrowings or withdrawals or we can elect to surrender the policies and receive their net cash surrender value. Proceeds received from the policies were $0.3 million and $8.1 million in the three-month periods ended August 31, 2010 and August 31, 2009, respectively.

Deferred Charges and Other. Deferred charges are composed primarily of debt issuance costs that totaled $15.2 million at August 31, 2010 and $8.8 million at May 31, 2010. The costs are amortized over the term of the related debt.

Other Credits. Other credits totaled $82.5 million at August 31, 2010 and $83.9 million at May 31, 2010 and are composed primarily of liabilities related to our retirement plans, deferred compensation agreements and asset retirement obligations.

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

Changes in asset retirement obligations are as follows:

	Three months ended August 31,
In thousands	2010	2009

Balance at beginning of period	$4,474	$4,415
Additions	9	--
Accretion expense	68	83
Settlements	(38)	(5)

Balance at end of period	$4,513	$4,493

Accumulated Other Comprehensive Loss. Amounts recognized in accumulated other comprehensive loss represent adjustments related to a defined benefit retirement plan and a postretirement health benefit plan covering approximately 600 employees and retirees of our California cement subsidiary. The amounts totaled $13.8 million (net of tax of $8.0 million) at August 31, 2010 and $14.2 million (net of tax of $8.2 million) at May 31, 2010.

Comprehensive income (loss) for the three-month periods ending August 31, 2010 and August 31, 2009 consisted of net income (loss) and amounts in accumulated other comprehensive loss recognized in the periods as components of net periodic postretirement benefit cost, net of tax. Comprehensive income (loss) was $(23.4) million and $2.0 million in the three-month periods ended August 31, 2010 and August 31, 2009, respectively.

Net Sales. Sales are recognized when title has transferred and products are delivered. We include delivery fees in the amount we bill customers to the extent needed to recover our cost of freight and delivery. Net sales are presented as revenues and include these delivery fees.

Other Income. Routine sales of surplus operating assets and real estate resulted in gains of $1.6 million and $1.0 million in the three-month periods ended August 31, 2010 and August 31, 2009, respectively. In addition, other income includes a gain of $1.7 million from the sale of emissions credits associated with our Crestmore cement plant in Riverside, California in the three-month period ended August 31, 2010.

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

Diluted EPS adjusts net income and the outstanding shares for the dilutive effect of stock options, restricted shares and awards.

Basic and Diluted EPS are calculated as follows:

	Three months ended August 31,
In thousands except per share	2010	2009

Basic earnings
Net income (loss)	$(23,692)	$1,715
Unvested restricted share participation	12	(1)

Basic income (loss)	$(23,680)	$1,714

Diluted earnings
Net income (loss)	$(23,692)	$1,715
Unvested restricted share participation	12	(1)

Diluted income (loss)	$(23,680)	$1,714

Shares
Weighted-average shares outstanding	27,799	27,727
Contingently issuable shares	2	11
Unvested restricted shares	(14)	(18)

Basic weighted-average shares	27,787	27,720

Stock option, restricted share and award dilution	--	220

Diluted weighted-average shares*	27,787	27,940

Net income (loss) per share
Basic	$(.85)	$.06
Diluted	$(.85)	$06

* Shares excluded due to antidilutive effect Stock options, restricted shares and awards	1,215	761

Recently Issued Accounting Guidance. There is no recently issued accounting guidance that we expect will materially impact our financial statements during the current fiscal year.

2. Working Capital

Working capital totaled $327.3 million at August 31, 2010 compared to $245.1 million at May 31, 2010. Selected components of working capital are summarized below.

Receivables consist of:

	August 31,	May 31,
In thousands	2010	2010

Trade notes and accounts receivable	$92,361	$95,120
Income tax receivable	13,253	13,253
Other	1,603	3,811

	$107,217	$112,184

Trade notes and accounts receivable are presented net of allowances for doubtful receivables of $2.7 million at August 31, 2010 and $3.5 million at May 31, 2010. Provisions for bad debts charged to expense were $0.7 million and $0.9 million in the three-month periods ended August 31, 2010 and August 31, 2009, respectively. Uncollectible accounts written off totaled $1.5 million and $0.2 million in the three-month periods ended August 31, 2010 and August 31, 2009, respectively.

Inventories consist of:

	August 31,	May 31,
In thousands	2010	2010

Finished products	$10,306	$9,632
Work in process	55,379	50,798
Raw materials	14,791	13,985

Total inventories at LIFO cost	80,476	74,415

Finished products	20,021	19,955
Raw materials	697	891
Parts and supplies	47,547	47,158

Total inventories at average cost	68,265	68,004

Total inventories	$148,741	$142,419

All inventories are stated at the lower of cost or market. Finished products, work in process and raw material inventories excluding natural aggregate inventories are valued using the last-in, first-out (“LIFO”) method. Natural aggregate finished product and raw material inventories and parts and supplies inventories are valued using the average cost method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. If the average cost method (which approximates current replacement cost) had been used for all of these inventories, inventory values would have been higher by $44.4 million at August 31, 2010 and $43.1 million at May 31, 2010.

Accrued interest, compensation and other consist of:

	August 31,	May 31,
In thousands	2010	2010

Interest	$3,756	$15,176
Compensation and employee benefits	15,633	13,574
Casualty insurance claims	12,774	12,595
Income taxes	2,569	2,526
Property taxes and other	11,073	7,584

	$45,805	$51,455

3. Long-Term Debt

Long-term debt consists of:

	August 31,	May 31,
In thousands	2010	2010

Senior secured revolving credit facility expiring in 2012	$--	$--
9.25% Senior notes due 2020 issued August 10, 2010 at par value	650,000	--
7.25% Senior notes due 2013
Notes issued July 6, 2005 at par value	7,713	250,000
Additional notes issued August 18, 2008, net of unamortized discount of $0.2 million at August 31, 2010 and $13.9 million at May 31, 2010 (effective interest rate 8.98%)	5,460	286,143

	663,173	536,143
Capital lease obligations	2,359	2,443
Other contract obligations	268	268

	665,800	538,854
Less current portion	(13,341)	(234)

	$652,459	$538,620

Senior Secured Revolving Credit Facility. The credit agreement provides for a $200 million senior secured revolving credit facility with a $50 million sub-limit for letters of credit and a $15 million sub-limit for swing line loans. The credit facility matures on August 15, 2012. Amounts drawn under the credit facility bear annual interest either at the LIBOR rate plus a margin of 3.5% to 4.0% or at a base rate plus a margin of 2.5% to 3.0%. The base rate is the higher of the federal funds rate plus 0.5%, the prime rate established by Bank of America, N.A. or the rate for one-month LIBOR loans plus 1.0%. The interest rate margins are determined based on our leverage ratio. The commitment fee calculated on the unused portion of the credit facility ranges from 0.50% to 0.75% per year based on our leverage ratio. We may terminate the credit facility at any time.

The amount that can be borrowed under the credit facility is limited to an amount based on the value of our consolidated accounts receivable, inventory and mobile equipment. This amount, called the borrowing base, may be less than the $200 million stated principal amount of the credit facility. The borrowing base under the agreement was $161.2 million as of August 31, 2010. We are not required to maintain any financial ratios or covenants unless an event of default occurs or the unused portion of the borrowing base is less than $40 million, in which case we must maintain a fixed charge coverage ratio of at least 1.1 to 1.0. At August 31, 2010, our fixed charge coverage ratio was .52 to 1.0. Given this ratio, we may use only $121.2 million of the borrowing base as of such date. No borrowings were outstanding at August 31, 2010; however, $31.1 million of the borrowing base was used to support letters of credit. As a result, the maximum amount we could borrow as of August 31, 2010 was $90.1 million.

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

The credit agreement contains a number of covenants restricting, among other things, prepayment or redemption of our senior notes, distributions and dividends on and repurchases of our capital stock, acquisitions and investments, indebtedness, liens and affiliate transactions. We are permitted to pay cash dividends on our common stock as long as the credit facility is not in default, the fixed charge coverage ratio is greater than 1.1 to 1.0 and borrowing availability under the borrowing base is more than $50 million. When our fixed charge coverage ratio is less than 1.1 to 1.0, we are permitted to pay cash dividends on our common stock not to exceed $2.5 million in any single instance (which shall not occur more than four times in any calendar year) or $10 million in the aggregate during any calendar year as long as the credit facility is not in default and borrowing availability is more than the greater of $60 million or 30% of the aggregate commitments of all lenders. For this purpose, borrowing availability is equal to the borrowing base less the amount of outstanding borrowings less the amount used to support letters of credit. We were in compliance with all of our loan covenants as of August 31, 2010.

9.25% Senior Notes. On August 10, 2010, we sold $650 million aggregate principal amount of our 9.25% senior notes due 2020 at an offering price of 100%. The notes were issued under an indenture dated as of August 10, 2010. The net proceeds were used to purchase or redeem all of our outstanding 7.25% senior notes due 2013, with additional proceeds available for general corporate purposes.

At August 31, 2010, we had $650 million aggregate principal amount of 9.25% senior notes outstanding. Under the indenture, at any time on or prior to August 15, 2015, we may redeem the notes at a redemption price equal to the sum of the principal amount thereof, plus accrued interest and a make-whole premium. On and after August 15, 2015, we may redeem all or a part of the notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest if redeemed during the twelve-month period beginning on August 15 of the years indicated below:

Year	Percentage
2015	104.625%
2016	103.083%
2017	101.542%
2018 and thereafter	100.000%

In addition, prior to August 15, 2013, we may redeem up to 35% of the aggregate principal amount of the notes at a redemption price equal to 109.250% of the principal amount thereof, plus accrued interest with the net cash proceeds from certain equity offerings. If we experience a change of control, we may be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued interest.

All of our consolidated subsidiaries have unconditionally guaranteed the 9.25% senior notes. The indenture governing the notes contains affirmative and negative covenants that, among other things, limit our and our subsidiaries’ ability to pay dividends on or redeem or repurchase stock, make certain investments, incur additional debt or sell preferred stock, create liens, restrict dividend payments or other payments from subsidiaries to the Company, engage in consolidations and mergers or sell or transfer assets, engage in sale and leaseback transactions, engage in transactions with affiliates, and sell stock in our subsidiaries. We are not required to maintain any affirmative financial ratios or covenants. We were in compliance with all of our covenants as of August 31, 2010.

Refinancing. On July 27, 2010, we commenced a cash tender offer for all of the outstanding $550 million aggregate principal amount of our 7.25% senior notes due 2013 and a solicitation of consents to amend the indenture governing the 7.25% notes. Pursuant to the tender offer and consent solicitation, we purchased $536.6 million aggregate principal amount of the 7.25% notes, and paid an aggregate of $547.7 million in purchase price and consent fees. On September 9, 2010, we redeemed the remaining $13.4 million aggregate principal amount of the 7.25% notes at a price of 101.813% of the principal amount thereof, plus accrued and unpaid interest on the 7.25% notes to the redemption date. As of August 31, 2010, we recognized a loss on debt retirement of $29.0 million representing $11.1 million in consent fees and transaction costs and a write-off of $17.9 million of unamortized debt discount and original issuance costs associated with the 7.25% notes.

Other. Required principal payments on long-term debt, excluding the capital lease obligations, for each of the five years succeeding August 31, 2010 are $13.4 million for 2011 and none for 2012 through 2015. The total amount of interest paid was $23.2 million and $23.5 million during the three-month periods ended August 31, 2010 and August 31, 2009, respectively. The total amount of interest incurred was $14.4 million and $13.2 million in the three-month periods ended August 31, 2010 and August 31, 2009, respectively, of which none was capitalized.

4. Commitments

During October 2007, we commenced construction on a project to expand our Hunter, Texas cement plant. In May 2009 we temporarily halted construction on the project because we believed that economic and market conditions made it unlikely that current cement demand levels in Texas would permit the new kiln to operate profitably if the project was completed as originally scheduled. We expect to resume construction by November 2010. We have not entered into a new construction contract to complete the construction, so no schedule for completion has yet been determined. As of August 31, 2010, we have incurred approximately $295.4 million, excluding capitalized interest of approximately $16.3 million related to the project, of which $290.8 million has been paid. Until we determine the period over which the construction will occur, we cannot accurately estimate the cost of completing the project.

5. Shareholders’ Equity

There are authorized 100,000 shares of Cumulative Preferred Stock, no par value, of which 20,000 shares are designated $5 Cumulative Preferred Stock (Voting), redeemable at $105 per share and entitled to $100 per share upon dissolution. An additional 40,000 shares are designated Series B Junior Participating Preferred Stock. The Series B Preferred Stock is not redeemable and ranks, with respect to the payment of dividends and the distribution of assets, junior to (i) all other series of the Preferred Stock unless the terms of any other series shall provide otherwise and (ii) the $5 Cumulative Preferred Stock. No shares of $5 Cumulative Preferred Stock or Series B Junior Participating Preferred Stock were outstanding as of August 31, 2010. Pursuant to a Rights Agreement, in November 2006, we distributed a dividend of one preferred share purchase right for each outstanding share of our Common Stock. Each right entitles the holder to purchase from us one one-thousandth of a share of the Series B Junior Participating Preferred Stock at a price of $300, subject to adjustment. The Rights Agreement was amended effective July 19, 2010 to change the final expiration date of the rights to December 31, 2010, unless the rights are earlier redeemed or exchanged by us pursuant to the Rights Agreement.

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

Options become exercisable in installments beginning one year after the date of grant and expire ten years after the date of grant. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. Options with graded vesting are valued as single awards and the compensation cost recognized using a straight-line attribution method over the shorter of the vesting period or required service period adjusted for estimated forfeitures. The weighted-average grant date fair value of options granted during the three-month period ended August 31, 2010 was $18.13 based on weighted average assumptions for expected volatility of .420, expected lives of 10 years, risk-free interest rates of 3.68% and expected dividend yields of .85%. No options were granted during the three-month period ended August 31, 2009.

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

A summary of option transactions for the three-month period ended August 31, 2010, follows:

	Shares Under Option	Weighted-Average Option Price

Outstanding at May 31, 2010	1,764,516	$38.54
Granted	8,000	35.10
Exercised	(13,180)	20.33
Canceled	(6,450)	43.42

Outstanding at August 31, 2010	1,752,886	$38.65

Exercisable at August 31, 2010	890,386	$39.34

The following table summarizes information about stock options outstanding as of August 31, 2010.

	Range of Exercise Prices
	$16.04 - $27.39	$35.10 - $48.60	$50.63 - $70.18

Options outstanding
Shares outstanding	674,788	497,148	580,950
Weighted-average remaining life in years	5.37	7.50	5.97
Weighted-average exercise price	$22.15	$39.24	$57.30
Options exercisable
Shares exercisable	376,068	170,698	343,620
Weighted-average remaining life in years	3.19	4.24	5.78
Weighted-average exercise price	$20.20	$44.94	$57.51

Outstanding options expire on various dates to June 1, 2020. As of August 31, 2010, we have reserved 938,650 shares for future awards under the 2004 Plan.

As of August 31, 2010, the aggregate intrinsic value (the difference in the closing market price of our common stock of $30.24 and the exercise price to be paid by the optionee) of stock options outstanding was $5.5 million. The aggregate intrinsic value of exercisable stock options at that date was $3.8 million. The total intrinsic value for options exercised (the difference in the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) was $0.2 million and $0.5 million for the three-month periods ended August 31, 2010 and August 31, 2009, respectively.

We have provided additional stock-based compensation to employees and directors under stock appreciation rights contracts, deferred compensation agreements, restricted stock payments and a former stock awards program. At August 31, 2010, outstanding stock appreciation rights totaled 133,315 shares, deferred compensation agreements to be settled in cash totaled 101,007 shares, deferred compensation agreements to be settled in common stock totaled 1,798 shares, unvested restricted stock payments totaled 13,667 shares and stock awards totaled 2,323 shares. Other credits include $4.7 million at August 31, 2010 and $6.0 million at May 31, 2010 representing accrued stock-based compensation which is accounted for as liabilities and expected to be settled in cash. Common stock totaling 2.7 million shares at both August 31, 2010 and May 31, 2010 have been reserved for the settlement of stock-based compensation.

Total stock-based compensation included in selling, general and administrative expense (credit) was $(0.2) million and $2.6 million in the three-month periods ended August 31, 2010 and August 31, 2009, respectively. The impact of changes in our company’s stock price on stock-based awards accounted for as liabilities reduced stock-based compensation $1.3 million in the three-month period ended August 31, 2010 and increased stock-based compensation $1.6 million in the three-month period ended August 31, 2009.

Total tax expense (benefit) recognized in our statements of operations for stock-based compensation was $0.3 million and $(0.8) million in the three-month periods ended August 31, 2010 and August 31, 2009, respectively. No tax benefit was realized for stock-based compensation in the three-month period ended August 31, 2010. Total tax benefit realized for stock-based compensation was $0.2 million in the three-month period ended August 31, 2009.

As of August 31, 2010, $9.5 million of total unrecognized compensation cost related to stock options, restricted stock payments and stock awards is expected to be recognized. We currently expect to recognize in the years succeeding August 31, 2010 approximately $3.6 million of this stock-based compensation expense in 2011, $2.7 million in 2012, $1.8 million in 2013, $1.1 million in 2014 and $0.3 million in 2015.

7. Retirement Plans

Riverside Defined Benefit Plans. Approximately 600 employees and retirees of our subsidiary, Riverside Cement Company, are covered by a defined benefit pension plan and a postretirement health benefit plan. Unrecognized prior service costs and actuarial gains or losses for these plans are recognized in a systematic manner over the remaining service periods of active employees expected to receive benefits under these plans. The amount of the defined benefit pension plan and postretirement health benefit plan expense charged to costs and expenses for the three-month periods ended August 31, 2010 and August 31, 2009, was as follows:

	Pension Benefit		Health Benefit
In thousands	2010	2009	2010	2009

Service cost	$125	$114	$28	$27
Interest cost	738	791	106	116
Expected return on plan assets	(685)	(585)	--	--
Amortization of prior service cost	--	--	(194)	(194)
Amortization of net actuarial loss	517	500	154	151

	$695	$820	$94	$100

Financial Security Defined Benefit Plans. We have a series of financial security plans that are non-qualified defined benefit plans providing retirement and death benefits to substantially all of our executive and key managerial employees. The plans are contributory but not funded. Actuarial gains or losses are recognized when incurred. The amount of financial security plan benefit expense charged to costs and expenses for the three-month periods ended August 31, 2010 and August 31, 2009, was as follows:

	FSP Benefit
In thousands	2010	2009

Service cost	$472	$469
Interest cost	525	561
Recognized actuarial loss adjustment	131	--
Participant contributions	(92)	(95)

	$1,036	$935

8. Income Taxes

Income taxes for the interim periods ended August 31, 2010 and August 31, 2009 have been included in the accompanying financial statements on the basis of an estimated annual rate. The estimated annualized rate does not include the tax impact of the loss on debt retirements which has been recognized as a discrete item in the three-month period ended August 31, 2010. The estimated annualized rate excluding this charge is 40.6% for fiscal year 2011 compared to 47.4% for fiscal year 2010. The primary reason that the tax rate differs from the 35% federal statutory corporate rate is due to percentage depletion that is tax deductible, state income taxes and deductions for income from qualified domestic production activities. We made income tax payments and received income tax refunds of less than $0.1 million in each of the three-month periods ended August 31, 2010 and August 31, 2009.

In addition to our federal income tax return, we file income tax returns in various state jurisdictions. We are no longer subject to income tax examinations by federal and state tax authorities for years prior to 2007.

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

Since August 2008, 28 additional lawsuits have been filed in the same court against us or one or more of our subsidiaries containing allegations of personal injury and wrongful death by over 2,800 individual plaintiffs who were allegedly exposed to chrome 6 and other toxic or harmful substances in the air, water and soil caused by emissions from the Crestmore plant. The plaintiffs allege causes of action that vary somewhat from suit to suit, but typically include, among other things, negligence, intentional and negligent infliction of emotional distress, trespass, public and private nuisance, strict liability, willful misconduct, fraudulent concealment, wrongful death and loss of consortium. The plaintiffs generally request, among other things, general and punitive damages, medical expenses, loss of earnings, property damages and medical monitoring costs. Some of the suits include additional defendants, such as the owner of another cement plant located approximately four miles from the Crestmore plant or former owners of the Crestmore plant.

Since January 2009, eight lawsuits have been filed against us or one or more of our subsidiaries in the same court involving similar allegations, causes of action and requests for relief, but with respect to our Oro Grande, California cement plant instead of the Crestmore plant. The suits involve approximately 300 individual plaintiffs. Prior to the filing of the lawsuits, the air quality management district in whose jurisdiction the plant lies conducted air sampling from locations around the plant. None of the samples contained chrome 6 levels above 1.0 ng/m³.

At the date of this report, none of the plaintiffs in these cases has alleged in their pleadings any specific amount or range of damages. We will vigorously defend all of these suits but we cannot predict what liability, if any, could arise from them. We also cannot predict whether any other suits may be filed against us alleging damages due to injuries to persons or property caused by claimed exposure to chrome 6.

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

The following is a summary of operating results and certain other financial data for our business segments.

	Three months ended August 31,
In thousands	2010	2009

Net sales
Cement
Sales to external customers	$63,235	$72,037
Intersegment sales	13,147	13,159
Aggregates
Sales to external customers	43,074	43,240
Intersegment sales	6,896	6,861
Consumer products
Sales to external customers	65,813	68,680
Intersegment sales	665	858
Eliminations	(20,708)	(20,878)

Total net sales	$172,122	$183,957

Segment operating profit
Cement	$3,964	$12,406
Aggregates	5,134	8,639
Consumer products	751	4,751

Total segment operating profit	9,849	25,796

Corporate	(4,992)	(9,293)
Interest	(14,411)	(13,244)
Loss on debt retirements	(29,006)	--

Income (loss) before income taxes	$(38,560)	$3,259

Depreciation, depletion and amortization
Cement	$9,149	$9,341
Aggregates	4,772	5,067
Consumer products	1,656	1,896
Corporate	284	290

Total depreciation, depletion and amortization	$15,861	$16,594

Capital expenditures
Cement	$1,747	$4,718
Aggregates	1,177	480
Consumer products	196	151
Corporate	36	24

Total capital expenditures	$3,156	$5,373

Net sales by product
Cement	$54,550	$65,331
Stone, sand and gravel	20,477	21,649
Ready-mix concrete	52,084	54,019
Other products	25,880	27,369
Delivery fees	19,131	15,589

Total net sales	$172,122	$183,957

All sales were made in the United States during the periods presented with no single customer representing more than 10 percent of sales.

Cement segment operating profit includes $1.7 million in the three-month period ended August 31, 2010 from the sale of emission credits associated with our Crestmore cement plant in Riverside, California.

Cement capital expenditures incurred in connection with the expansion of our Hunter, Texas cement plant was $1.4 million and $4.6 million in the three-month periods ended August 31, 2010 and August 31, 2009, respectively. Other capital expenditures incurred represent normal replacement and upgrades of existing equipment and acquisitions to sustain existing operations in each segment.

The following is a summary of assets used in each of our business segments.

	August 31,	May 31,
In thousands	2010	2010

Identifiable assets
Cement	$1,084,884	$1,093,301
Aggregates	220,507	229,084
Consumer products	89,016	85,641
Corporate	217,358	123,721

Total assets	$1,611,765	$1,531,747

All of our identifiable assets are located in the United States.

11. Condensed Consolidating Financial Information

On July 6, 2005 and August 18, 2008, Texas Industries, Inc. (the parent company) issued $250 million and $300 million aggregate principal amounts of its 7.25% senior notes due 2013, respectively. On August 10, 2010, Texas Industries, Inc. (the parent company) issued $650 million aggregate principal amount of its 9.25% senior notes due 2020. The net proceeds were used to purchase $536.6 million aggregate principal amount of the 7.25% notes. On September 9, 2010, we redeemed the remaining $13.4 million aggregate principal amount of the 7.25% notes. All existing consolidated subsidiaries of the parent company are 100% owned and provide a joint and several, full and unconditional guarantee of the securities. There are no significant restrictions on the parent company’s ability to obtain funds from any of the guarantor subsidiaries in the form of a dividend or loan. Additionally, there are no significant restrictions on a guarantor subsidiary’s ability to obtain funds from the parent company or its direct or indirect subsidiaries.

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

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating balance sheet at August 31, 2010

Cash and cash equivalents	$161,672	$755	$--	$162,427
Receivables - net	13,253	93,964	--	107,217
Inventories	--	148,741	--	148,741
Deferred income taxes and prepaid expenses	(29)	22,702	--	22,673

Total current assets	174,896	266,162	--	441,058
Property, plant and equipment - net	--	1,140,371	--	1,140,371
Goodwill	--	1,715	--	1,715
Real estate and investments	216	6,007	--	6,223
Deferred charges and other	15,247	7,151	--	22,398
Investment in subsidiaries	948,766	--	(948,766)	--
Long-term intercompany receivables	265,640	18,749	(284,389)	--

Total assets	$1,404,765	$1,440,155	$(1,233,155)	$1,611,765

Accounts payable	$142	$54,517	$--	$54,659
Accrued interest, compensation and other	7,188	38,617	--	45,805
Current portion of long-term debt	13,173	168	--	13,341

Total current liabilities	20,503	93,302	--	113,805
Long-term debt	650,268	2,191	--	652,459
Long-term intercompany payables	18,749	265,640	(284,389)	--
Deferred income taxes and other credits	(21,856)	130,256	--	108,400
Shareholders’ equity	737,101	948,766	(948,766)	737,101

Total liabilities and shareholders’ equity	$1,404,765	$1,440,155	$(1,233,155)	$1,611,765

Condensed consolidating balance sheet at May 31, 2010

Cash and cash equivalents	$72,492	$2,454	$--	$74,946
Receivables - net	13,253	98,931	--	112,184
Inventories	--	142,419	--	142,419
Deferred income taxes and prepaid expenses	152	23,274	--	23,426

Total current assets	85,897	267,078	--	352,975
Property, plant and equipment - net	--	1,154,509	--	1,154,509
Goodwill	--	1,715	--	1,715
Real estate and investments	767	6,007	--	6,774
Deferred charges and other	8,805	6,969	--	15,774
Investment in subsidiaries	945,210	--	(945,210)	--
Long-term intercompany receivables	288,174	18,755	(306,929)	--

Total assets	$1,328,853	$1,455,033	$(1,252,139)	$1,531,747

Accounts payable	$84	$56,130	$--	$56,214
Accrued interest, compensation and other	18,725	32,730	--	51,455
Current portion of long-term debt	--	234	--	234

Total current liabilities	18,809	89,094	--	107,903
Long-term debt	536,411	2,209	--	538,620
Long-term intercompany payables	18,755	288,174	(306,929)	--
Deferred income taxes and other credits	(6,370)	130,346	--	123,976
Shareholders’ equity	761,248	945,210	(945,210)	761,248

Total liabilities and shareholders’ equity	$1,328,853	$1,455,033	$(1,252,139)	$1,531,747

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating statement of operations for the three months ended August 31, 2010

Net sales	$--	$172,122	$--	$172,122
Cost of products sold	--	156,014	--	156,014

Gross profit	--	16,108	--	16,108
Selling, general and administrative	660	15,481	--	16,141
Interest	14,365	928	(882)	14,411
Loss on debt retirements	29,006	--	--	29,006
Other income	(43)	(4,847)	--	(4,890)
Intercompany other income	(882)	--	882	--

	43,106	11,562	--	54,668

Income (loss) before the following items	(43,106)	4,546	--	(38,560)
Income taxes (benefit)	(16,160)	1,292	--	(14,868)

	(26,946)	3,254	--	(23,692)
Equity in earnings of subsidiaries	3,254	--	(3,254)	--

Net income (loss)	$(23,692)	$3,254	$(3,254)	$(23,692)

Condensed consolidating statement of operations for the three months ended August 31, 2009

Net sales	$--	$183,957	$--	$183,957
Cost of products sold	--	149,852	--	149,852

Gross profit	--	34,105	--	34,105
Selling, general and administrative	2,838	17,416	--	20,254
Interest	13,071	1,055	(882)	13,244
Loss on debt retirements	--	--	--	--
Other income	(12)	(2,640)	--	(2,652)
Intercompany other income	(882)	--	882	--

	15,015	15,831	--	30,846

Income (loss) before the following items	(15,015)	18,274	--	3,259
Income taxes (benefit)	(5,556)	7,100	--	1,544

	(9,459)	11,174	--	1,715
Equity in earnings of subsidiaries	11,174	--	(11,174)	--

Net income (loss)	$1,715	$11,174	$(11,174)	$1,715

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Eliminating Entries	Consolidated

Condensed consolidating statement of cash flows for the three months ended August 31, 2010

Net cash provided (used) by operating activities	$(21,913)	$20,568	$--	$(1,345)

Investing activities
Capital expenditures - expansions	--	(1,374)	--	(1,374)
Capital expenditures - other	--	(1,782)	--	(1,782)
Proceeds from asset disposals	--	3,209	--	3,209
Investments in life insurance contracts	327	--	--	327
Other - net	--	292	--	292

Net cash provided by investing activities	327	345	--	672

Financing activities
Long-term borrowings	650,000	--	--	650,000
Debt retirements	(547,652)	(84)	--	(547,736)
Debt issuance costs	(12,250)	--	--	(12,250)
Stock option exercises	225	--	--	225
Excess tax benefits from stock-based compensation	--	--	--	--
Common dividends paid	(2,085)	--	--	(2,085)
Net intercompany financing activities	22,528	(22,528)	--	--

Net cash provided (used) by financing activities	110,766	(22,612)	--	88,154

Increase in cash and cash equivalents	89,180	(1,699)	--	87,481

Cash and cash equivalents at beginning of period	72,492	2,454	--	74,946

Cash and cash equivalents at end of period	$161,672	$755	$--	$162,427

Condensed consolidating statement of cash flows for the three months ended August 31, 2009

Net cash provided (used) by operating activities	$(18,171)	$32,709	$--	$14,538

Investing activities
Capital expenditures - expansions	--	(4,569)	--	(4,569)
Capital expenditures - other	--	(804)	--	(804)
Proceeds from asset disposals	--	1,068	--	1,068
Investments in life insurance contracts	5,802	--	--	5,802
Other - net	--	(19)	--	(19)

Net cash provided by investing activities	5,802	(4,324)	--	1,478

Financing activities
Long-term borrowings	--	--	--	--
Debt retirements	--	(59)	--	(59)
Debt issuance costs	(2,032)	--	--	(2,032)
Stock option exercises	331	--	--	331
Excess tax benefits from stock-based compensation	211	--	--	211
Common dividends paid	(2,080)	--	--	(2,080)
Net intercompany financing activities	29,831	(29,831)	--	--

Net cash provided (used) by financing activities	26,261	(29,890)	--	(3,629)

Increase in cash and cash equivalents	13,892	(1,505)	--	12,387

Cash and cash equivalents at beginning of period	17,226	2,570	--	19,796

Cash and cash equivalents at end of period	$31,118	$1,065	$--	$32,183

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Texas Industries, Inc.

We have reviewed the accompanying consolidated balance sheet of Texas Industries, Inc. and subsidiaries (the Company) as of August 31, 2010, and the related consolidated statements of operations and cash flows for the three-month periods ended August 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of May 31, 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended [not presented herein], and in our report dated July 21, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of May 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Fort Worth, Texas

September 24, 2010

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this report the terms “Company,” “we,” “us” or “our” mean Texas Industries, Inc. and subsidiaries unless the context indicates otherwise.

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

Management uses segment operating profit as its principal measure to assess performance and to allocate resources. Business segment operating profit consists of net sales less operating costs and expenses that are directly attributable to the segment. Corporate includes non-operating income and expenses related to administrative, financial, legal, human resources, environmental and real estate activities.

During the three-month period ended August 31, 2010, construction activity has remained at low levels in both our California and Texas market areas. We have continued to focus on cost reduction, management of our cash position and management of production levels, which we believe has had a significant positive impact on our operating results.

Consolidated sales for the three-month period ended August 31, 2010 were $172.1 million, a decrease of $11.8 million from the prior year period. Consolidated cost of products sold for the three-month period ended August 31, 2010 was $156.0 million, an increase of $6.2 million from the prior year period. Consolidated gross profit for the three-month period ended August 31, 2010 was $16.1 million, a decrease of $18.0 million from the prior year period. Lower sales prices offset in part by higher aggregate and ready-mix concrete shipments reduced consolidated gross profit approximately $16 million. In addition, higher energy costs increased manufacturing costs $2.5 million from the prior year period.

Consolidated selling, general and administrative expense for the three-month period ended August 31, 2010 was $16.1 million, a decrease of $4.1 million from the prior year period. Our stock-based compensation includes awards expected to be settled in cash, the expense for which is based on their fair value at the end of each period until the awards are paid. The impact of changes in our stock price on the fair value of these awards decreased expense $1.3 million for the three-month period ended August 31, 2010 and increased expense $1.6 million for the three-month period ended August 31, 2009. We hold life insurance policies in connection with certain of our benefit plans. Proceeds received from the policies in the three-month period ended August 31, 2010 decreased expense $0.4 million from the prior year period. Our focus on reducing controllable costs lowered overall other expenses $0.8 million in the three-month period ended August 31, 2010 from the prior year period.

Consolidated other income for the three-month period ended August 31, 2010 was $4.9 million, an increase of $2.2 million from the prior year period. Routine sales of surplus operating assets and real estate resulted in gains of $1.6 million and $1.0 million in the three-month periods ended August 31, 2010 and August 31, 2009, respectively. In addition, other income includes a gain of $1.7 million from the sale of emissions credits associated with our Crestmore cement plant in Riverside, California in the three-month period ended August 31, 2010.

Consolidated operating profit for the three-month period ended August 31, 2010 was $9.8 million. Consolidated operating profit for the three-month period ended August 31, 2009 was $25.8 million. The following is a summary of operating results for our business segments and certain other information related to our principal products and non-operating income and expenses.

Cement Operations

	Three months ended August 31,
In thousands except per unit	2010	2009

Operating Results
Total cement sales	$67,690	$78,460
Total other sales and delivery fees	8,692	6,736

Total segment sales	76,382	85,196
Cost of products sold	70,063	69,859

Gross profit	6,319	15,337
Selling, general and administrative	(4,793)	(4,674)
Other income	2,438	1,743

Operating Profit	$3,964	$12,406

Cement
Shipments (tons)	873	915
Prices ($/ton)	$77.59	$85.70
Cost of sales ($/ton)	$71.23	$68.70

Cement operating profit for the three-month period ended August 31, 2010 was $4.0 million, a decrease of $8.4 million from the prior year period. Lower shipments and sales prices reduced operating profit approximately $8 million.

Total segment sales for the three-month period ended August 31, 2010 were $76.4 million compared to $85.2 million for the prior year period. Cement sales decreased $10.8 million from the prior year period as construction activity has remained at low levels in both our Texas and California market areas. Our Texas market area accounted for approximately 70% of cement sales in the current period compared to 71% of cement sales in the prior year period. Shipments decreased 8% in our Texas market area and increased 4% in our California market area. Average cement prices decreased 8% in our Texas market area and 13% in our California market area.

Cost of products sold for the three-month period ended August 31, 2010 increased $0.2 million from the prior year period. Cement unit costs increased 4% from the prior year period primarily due to the effect of lower shipments and higher energy costs.

Selling, general and administrative expense for the three-month period ended August 31, 2010 increased $0.1 million from the prior year period. The increase was primarily due to higher engineering and maintenance expense which was offset in part by lower provisions for bad debts and defined benefit plan expense.

Other income for the three-month period ended August 31, 2010 increased $0.7 million from the prior year period. Other income includes a gain of $1.7 million in the three-month period ended August 31, 2010 from the sale of emissions credits associated with our Crestmore cement plant in Riverside, California which was offset in part by lower gains from routine sales of surplus operating assets.

Aggregate Operations

	Three months ended August 31,
In thousands except per unit	2010	2009

Operating Results
Total stone, sand and gravel sales	$26,593	$27,794
Total other sales and delivery fees	23,377	22,307

Total segment sales	49,970	50,101
Cost of products sold	43,410	39,155

Gross profit	6,560	10,946
Selling, general and administrative	(3,059)	(2,705)
Other income	1,633	398

Operating Profit	$5,134	$8,639

Stone, sand and gravel
Shipments (tons)	3,584	3,423
Prices ($/ton)	$7.42	$8.12
Cost of sales ($/ton)	$6.45	$6.28

Aggregate operating profit for the three-month period ended August 31, 2010 was $5.1 million, a decrease of $3.5 million from the prior year period. Lower sales prices offset in part by higher shipments reduced operating profit approximately $2 million.

Total segment sales for the three-month period ended August 31, 2010 were $50.0 million compared to $50.1 million for the prior year period. Stone, sand and gravel sales decreased $1.2 million from the prior year period on 9% lower average prices and 5% higher shipments.

Cost of products sold for the three-month period ended August 31, 2010 increased $4.3 million from the prior year period primarily due to higher shipments. Overall stone, sand and gravel unit costs increased 3% from the prior year period primarily due to higher repair and maintenance costs.

Selling, general and administrative expense for the three-month period ended August 31, 2010 increased $0.4 million from the prior year period primarily due to higher provisions for bad debts.

Other income for the three-month period ended August 31, 2010 increased $1.2 million from the prior year period primarily due to higher gains from routine sales of surplus operating assets.

Consumer Products Operations

	Three months ended August 31,
In thousands except per unit	2010	2009

Operating Results
Total ready-mix concrete sales	$52,106	$54,053
Total other sales and delivery fees	14,372	15,485

Total segment sales	66,478	69,538
Cost of products sold	63,249	61,716

Gross profit	3,229	7,822
Selling, general and administrative	(2,676)	(3,204)
Other income	198	133

Operating Profit	$751	$4,751

Ready-mix concrete
Shipments (cubic yards)	669	612
Prices ($/cubic yard)	$77.83	$88.46
Cost of sales ($/cubic yard)	$76.20	$79.91

Consumer products operating profit for the three-month period ended August 31, 2010 was $0.8 million, a decrease of $4.0 million from the prior year period. Lower sales prices offset in part by higher shipments reduced operating profit approximately $6 million.

Total segment sales for the three-month period ended August 31, 2010 were $66.5 million compared to $69.5 million for the prior year period. Ready-mix concrete sales for the three-month period ended August 31, 2010 decreased $1.9 million from the prior year period on 12% lower average prices and 9% higher shipments.

Cost of products sold for the three-month period ended August 31, 2010 increased $1.5 million from the prior year period primarily due to higher shipments. Overall ready-mix concrete unit costs decreased 5% from the prior year period primarily due to the effect of higher shipments and lower raw material costs.

Selling, general and administrative expense for the three-month period ended August 31, 2010 decreased $0.5 million from the prior year period primarily due to lower provisions for bad debts.

Other income for the three-month period ended August 31, 2010 increased $0.1 million from the prior year period primarily due to higher gains from routine sales of surplus operating assets.

Corporate

	Three months ended August 31,
In thousands	2010	2009

Other income	$621	$378
Selling, general and administrative	(5,613)	(9,671)

	$(4,992)	$(9,293)

Other income for the three-month period ended August 31, 2010 increased $0.2 million from the prior year period primarily due to higher oil and gas royalties offset in part by lower interest income.

Selling, general and administrative expense for the three-month period ended August 31, 2010 decreased $4.1 million from the prior year period. The decrease was primarily the result of $3.0 million lower stock-based compensation. Our stock-based compensation includes awards expected to be settled in cash, the expense for which is based on their fair value at the end of each period until the awards are paid. The impact of changes in our stock price on their fair value decreased stock-based compensation $1.3 million in the three-month period ended August 31, 2010 and increased stock-based compensation $1.6 million in the three-month period ended August 31, 2009. We hold life insurance policies in connection with certain of our benefit plans. Proceeds received from the policies in the three-month period ended August 31, 2010 decreased expense $0.4 million from the prior year period. Our focus on reducing controllable costs lowered overall other expenses $0.7 million in the three-month period ended August 31, 2010 from the prior year period.

Interest

Interest expense incurred was $14.4 million and $13.2 million in the three-month periods ended August 31, 2010 and August 31, 2009, respectively, of which none was capitalized. Interest expense incurred for the three-month period ended August 31, 2010 increased $1.2 million from the prior year period primarily as a result of higher average outstanding debt at higher interest rates due to the refinancing of our 7.25% senior notes.

Loss on Debt Retirements

On July 27, 2010, we commenced a cash tender offer for all of the outstanding $550 million aggregate principal amount of our 7.25% senior notes due 2013 and a solicitation of consents to amend the indenture governing the 7.25% notes. Pursuant to the tender offer and consent solicitation, we purchased $536.6 million aggregate principal amount of the 7.25% notes, and paid an aggregate of $547.7 million in purchase price and consent fees. On September 9, 2010, we redeemed the remaining $13.4 million aggregate principal amount of the 7.25% notes at a price of 101.813% of the principal amount thereof, plus accrued and unpaid interest on the 7.25% notes to the redemption date. We used the net proceeds from the issuance and sale of $650 million aggregate principal amount of our 9.25% senior notes to pay the purchase or redemption price of the 7.25% notes and the consent fees. As of August 31, 2010, we recognized a loss on debt retirement of $29.0 million representing $11.1 million in consent fees and transaction costs and a write-off of $17.9 million of unamortized debt discount and original issuance costs associated with the 7.25% notes.

Income Taxes

Income taxes for the interim periods ended August 31, 2010 and August 31, 2009 have been included in the accompanying financial statements on the basis of an estimated annual rate. The estimated annualized rate does not include the tax impact of the loss on debt retirements which has been recognized as a discrete item in the three-month period ended August 31, 2010. The estimated annualized rate excluding this charge is 40.6% for fiscal year 2011 compared to 47.4% for fiscal year 2010. The primary reason that the tax rate differs from the 35% federal statutory corporate rate is due to percentage depletion that is tax deductible, state income taxes and deductions for income from qualified domestic production activities.

LIQUIDITY AND CAPITAL RESOURCES

In addition to cash and cash equivalents of $162.4 million at August 31, 2010, our sources of liquidity include cash from operations and borrowings available under our senior secured revolving credit facility.

Senior Secured Revolving Credit Facility. The credit agreement provides for a $200 million senior secured revolving credit facility with a $50 million sub-limit for letters of credit and a $15 million sub-limit for swing line loans. The credit facility matures on August 15, 2012. Amounts drawn under the credit facility bear annual interest either at the LIBOR rate plus a margin of 3.5% to 4.0% or at a base rate plus a margin of 2.5% to 3.0%. The base rate is the higher of the federal funds rate plus 0.5%, the prime rate established by Bank of America, N.A. or the rate for one-month LIBOR loans plus 1.0%. The interest rate margins are determined based on our leverage ratio. The commitment fee calculated on the unused portion of the credit facility ranges from 0.50% to 0.75% per year based on our leverage ratio. We may terminate the credit facility at any time.

The amount that can be borrowed under the credit facility is limited to an amount based on the value of our consolidated accounts receivable, inventory and mobile equipment. This amount, called the borrowing base, may be less than the $200 million stated principal amount of the credit facility. The borrowing base under the agreement was $161.2 million as of August 31, 2010. We are not required to maintain any financial ratios or covenants unless an event of default occurs or the unused portion of the borrowing base is less than $40 million, in which case we must maintain a fixed charge coverage ratio of at least 1.1 to 1.0. At August 31, 2010, our fixed charge coverage ratio was .52 to 1.0. Given this ratio, we may use only $121.2 million of the borrowing base as of such date. No borrowings were outstanding at August 31, 2010; however, $31.1 million of the borrowing base was used to support letters of credit. As a result, the maximum amount we could borrow as of August 31, 2010 was $90.1 million.

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

The credit agreement contains a number of covenants restricting, among other things, prepayment or redemption of our senior notes, distributions and dividends on and repurchases of our capital stock, acquisitions and investments, indebtedness, liens and affiliate transactions. We are permitted to pay cash dividends on our common stock as long as the credit facility is not in default, the fixed charge coverage ratio is greater than 1.1 to 1.0 and borrowing availability under the borrowing base is more than $50 million. When our fixed charge coverage ratio is less than 1.1 to 1.0, we are permitted to pay cash dividends on our common stock not to exceed $2.5 million in any single instance (which shall not occur more than four times in any calendar year) or $10 million in the aggregate during any calendar year as long as the credit facility is not in default and borrowing availability is more than the greater of $60 million or 30% of the aggregate commitments of all lenders. For this purpose, borrowing availability is equal to the borrowing base less the amount of outstanding borrowings less the amount used to support letters of credit. We were in compliance with all of our loan covenants as of August 31, 2010.

9.25% Senior Notes. On August 10, 2010, we sold $650 million aggregate principal amount of our 9.25% senior notes due 2020 at an offering price of 100%. The notes were issued under an indenture dated as of August 10, 2010. The net proceeds were used to purchase or redeem all of our outstanding 7.25% senior notes due 2013, with additional proceeds available for general corporate purposes.

At August 31, 2010, we had $650 million aggregate principal amount of 9.25% senior notes outstanding. Under the indenture, at any time on or prior to August 15, 2015, we may redeem the notes at a redemption price equal to the sum of the principal amount thereof, plus accrued interest and a make-whole premium. On and after August 15, 2015, we may redeem all or a part of the notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest if redeemed during the twelve-month period beginning on August 15 of the years indicated below:

Year	Percentage
2015	104.625%
2016	103.083%
2017	101.542%
2018 and thereafter	100.000%

In addition, prior to August 15, 2013, we may redeem up to 35% of the aggregate principal amount of the notes at a redemption price equal to 109.250% of the principal amount thereof, plus accrued interest with the net cash proceeds from certain equity offerings. If we experience a change of control, we may be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued interest.

All of our consolidated subsidiaries have unconditionally guaranteed the 9.25% senior notes. The indenture governing the notes contains affirmative and negative covenants that, among other things, limit our and our subsidiaries’ ability to pay dividends on or redeem or repurchase stock, make certain investments, incur additional debt or sell preferred stock, create liens, restrict dividend payments or other payments from subsidiaries to the Company, engage in consolidations and mergers or sell or transfer assets, engage in sale and leaseback transactions, engage in transactions with affiliates, and sell stock in our subsidiaries. We are not required to maintain any affirmative financial ratios or covenants. We were in compliance with all of our covenants as of August 31, 2010.

Refinancing. On July 27, 2010, we commenced a cash tender offer for all of the outstanding $550 million aggregate principal amount of our 7.25% senior notes due 2013 and a solicitation of consents to amend the indenture governing the 7.25% notes. Pursuant to the tender offer and consent solicitation, we purchased $536.6 million aggregate principal amount of the 7.25% notes, and paid an aggregate of $547.7 million in purchase price and consent fees. On September 9, 2010, we redeemed the remaining $13.4 million aggregate principal amount of the 7.25% notes at a price of 101.813% of the principal amount thereof, plus accrued and unpaid interest on the 7.25% notes to the redemption date. As of August 31, 2010, we recognized a loss on debt retirement of $29.0 million representing $11.1 million in consent fees and transaction costs and a write-off of $17.9 million of unamortized debt discount and original issuance costs associated with the 7.25% notes.

Contractual Obligations. On August 10, 2010, we sold $650 million aggregate principal amount of 9.25% senior notes due in 2020. The following is a summary of our estimated additional future payments as a result of this new commitment, net of obligations prepaid out of the proceeds of the sale, for fiscal year periods subsequent to May 31, 2010.

	Future Payments by Period
In thousands	Total	2011	2012	2013	2014 - 2015	After 2015
Borrowings
New long-term debt	$650,000	$--	$--	$--	$--	$650,000
Interest	602,085	30,898	60,125	60,125	120,250	330,687
Effect of Prepayments
Long-term debt	(550,000)	--	--	--	(550,000)	--
Interest	(116,778)	(17,090)	(39,875)	(39,875)	(19,938)	--

	$585,307	$13,808	$20,250	$20,250	$(449,688)	$980,687

During October 2007, we commenced construction on a project to expand our Hunter, Texas cement plant. In May 2009 we temporarily halted construction on the project because we believed that economic and market conditions made it unlikely that current cement demand levels in Texas would permit the new kiln to operate profitably if the project was completed as originally scheduled. We expect to resume construction by November 2010. We have not entered into a new construction contract to complete the construction, so no schedule for completion has yet been determined. As of August 31, 2010, we have incurred approximately $295.4 million, excluding capitalized interest of approximately $16.3 million related to the project, of which $290.8 million has been paid. Until we determine the period over which the construction will occur, we cannot accurately estimate the cost of completing the project.

We expect cash and cash equivalents, cash from operations and available borrowings under our senior secured revolving credit facility to be sufficient to provide funds for capital expenditure commitments currently estimated at $15 million to $25 million for fiscal year 2011, capital expenditures for the Hunter plant expansion, scheduled debt payments, working capital needs and other general corporate purposes for at least the next year.

Cash Flows

Net cash used by operating activities for the three-month period ended August 31, 2010 was $1.4 million. Net cash provided by operating activities for the three-month period ended August 31, 2009 was $14.5 million. The decrease was primarily the result of lower income from operations and changes in working capital items.

Net cash provided by investing activities for the three-month periods ended August 31, 2010 and August 31, 2009 was $0.7 million and $1.5 million, respectively.

Capital expenditures incurred in connection with the expansion of our Hunter, Texas cement plant were $1.4 million and $4.7 million for the three-month periods ended August 31, 2010 and August 31, 2009, respectively. Capital expenditures for normal replacement and upgrades of existing equipment and acquisitions to sustain our existing operations were $1.8 million and $0.8 million for the three-month periods ended August 31, 2010 and August 31, 2009, respectively.

We elected to receive distributions and policy surrenders proceeds from life insurance contracts purchased in connection with certain of our benefit plans. The distributions and proceeds for the three-month periods ended August 31, 2010 and August 31, 2009 were $0.3 million and $8.1 million, respectively, which were offset in part by premiums and fees paid to maintain the policies.

Net cash provided by financing activities for the three-month period ended August 31, 2010 was $88.2 million. Net cash used by financing activities for the three-month period ended August 31, 2009 was $3.7 million.

On July 27, 2010, we commenced a cash tender offer for all of the outstanding $550 million aggregate principal amount of our 7.25% senior notes due 2013 and a solicitation of consents to amend the indenture governing the 7.25% notes. Pursuant to the tender offer and consent solicitation, we purchased $536.6 million aggregate principal amount of the 7.25% notes, and paid an aggregate of $547.7 million in purchase price and consent fees. We used the net proceeds from the issuance and sale of $650 million aggregate principal amount of our 9.25% senior notes to pay the purchase or redemption price of the 7.25% notes and the consent fees.

Dividends paid on our common stock for each of the three-month periods ended August 31, 2010 and August 31, 2009 were $2.1 million.

OTHER ITEMS

Environmental Matters

We are subject to federal, state and local environmental laws, regulations and permits concerning, among other matters, air emissions and wastewater discharge. We intend to comply with these laws, regulations and permits. However, from time to time we receive claims from federal and state environmental regulatory agencies and entities asserting that we are or may be in violation of certain of these laws, regulations and permits, or from private parties alleging that our operations have injured them or their property. See Note 9 of Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report for a description of certain claims. It is possible that we could be held liable for future charges which might be material but are not currently known or estimable. In addition, changes in federal or state laws, regulations or requirements or discovery of currently unknown conditions could require additional expenditures by us. See Part II, Item 1A, Risk Factors, in this report.

Market Risk

Historically, we have not entered into derivatives or other financial instruments for trading or speculative purposes. Because of the short duration of our investments, changes in market interest rates would not have a significant impact on their fair value. The fair value of fixed rate debt will vary as interest rates change.

The estimated fair value of each class of financial instrument as of August 31, 2010 and May 31, 2010 approximates its carrying value except for long-term debt having fixed interest rates. The fair value of our long-term debt is estimated based on broker/dealer quoted market prices. As of August 31, 2010, the fair value of our long-term debt, including the current portion, was approximately $666.3 million compared to the carrying amount of $665.8 million. As of May 31, 2010, the fair value of our long-term debt, including the current portion, was approximately $534.8 million compared to the carrying amount of $538.9 million.

Our operations require large amounts of energy and are dependent upon energy sources, including electricity and fossil fuels. Prices for energy are subject to market forces largely beyond our control. We have generally not entered into any long-term contracts to satisfy our fuel and electricity needs, with the exception of coal which we purchase from specific mines pursuant to long-term contracts. However, we continually monitor these markets and we may decide in the future to enter into additional long-term contracts. If we are unable to meet our requirements for fuel and electricity, we may experience interruptions in our production. Price increases or disruption of the uninterrupted supply of these products could adversely affect our results of operations.

Critical Accounting Policies

The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Changes in the facts and circumstances could have a significant impact on the resulting financial statements. The critical accounting policies that affect the more complex judgments and estimates are described in our Annual Report on Form 10-K for the year ended May 31, 2010.

Recently Issued Accounting Guidance

There is no recently issued accounting guidance that we expect will materially impact our financial statements during the current fiscal year.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the

Private Securities Litigation Reform Act of 1995

Certain statements contained in this quarterly report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan,” “anticipate,” and other similar words. Such statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the impact of competitive pressures and changing economic and financial conditions on our business, the cyclical and seasonal nature of our business, the level of construction activity in our markets, abnormal periods of inclement weather, unexpected periods of equipment downtime, unexpected operational difficulties, changes in the cost of raw materials, fuel and energy, changes in cost or availability of transportation, changes in interest rates, the timing and amount of federal, state and local funding for infrastructure, delays in announced capacity expansions, ongoing volatility and uncertainty in the capital or credit markets, the impact of environmental laws, regulations and claims, changes in governmental and public policy, and the risks and uncertainties described in our reports on Forms 10-K, 10-Q and 8-K. Forward-looking statements speak only as of the date hereof, and we assume no obligation to publicly update such statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information regarding the fair value of our fixed rate debt is included under Market Risk in Part I, Item 2 of this report and incorporated herein by reference.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of August 31, 2010.

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

Item 1A. Risk Factors

We may incur substantial expenditures to comply with changes in environmental laws and regulations.

In August 2010, the EPA issued a final rule amendment that dramatically reduces the permitted levels of emissions of mercury, total hydrocarbons, particulate matter and hydrochloric acid from cement plants. The amendments are scheduled to take full effect in September 2013. We expect that the Portland Cement Association will challenge the validity of the rule amendment in court. We cannot predict whether the challenge will be successful or whether it will delay the effective date of the rule.

Determining the current level of compliance of our cement plants with the new standards will require a significant amount of additional testing and analysis. Until this process is complete, we will not be able to determine with certainty the areas in which one or more of our plants do not currently meet these standards. Based on information currently available to us, we believe that our plant in Oro Grande, California may not meet the mercury emission standard, and the existing kiln at our plant in Hunter, Texas will not meet the particulate matter standard. We expect that the new kiln that is under construction at the Hunter plant, when it is completed, will meet the new particulate matter standard. We cannot assure you that these are the only cases in which one of our plants will not meet the new standards.

We have begun the process of identifying and analyzing mercury monitoring and control equipment. We are not aware of any control equipment that is presently operating in and has been proven effective in meeting the new standard in cement plant applications. Therefore, we cannot currently predict the total cost or schedule for installing such equipment at the Oro Grande plant. We expect the existing kiln at the Hunter plant will require a new bag house to bring it into compliance with the new particulate matter standard. The cost and schedule for installing such equipment have not yet been determined. At this time, we cannot assure you that new monitoring and control equipment will be available and installed before the new standards take effect, or that such equipment, when installed, will reduce emissions sufficiently to meet the new standards.

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

Issuer Purchases of Equity Securities. We are restricted by our loan covenants from purchasing our Common Stock on the open market. However, in connection with the forfeiture of unvested restricted stock, shares are surrendered to the Company at no cost. The following table presents information with respect to such transactions which occurred during the three-month period ended August 31, 2010.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 1, 2010 – June 30, 2010	--	$--	--	--
July 1, 2010 – July 31, 2010	1,000	--	--	--
August 1, 2010 – August 31, 2010	--	--	--	--

Total	1,000	$--	--	--

Item 5. Other Information

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”) was enacted. Section 1503 of the Financial Reform Act requires that we disclose in this report certain information about each of our quarries, such as the number of certain types of violations and orders issued under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) by the federal Mine Safety and Health Administration (“MSHA”).

The following table provides the required information for our quarries for which there is reportable information for the three-month period ended August 31, 2010. Our remaining 15 quarries did not have any reportable information.

Quarry Site (MSHA ID)	Total # of S&S violations under Mine Act §104	Total # of orders under Mine Act §104(b)	Total # of unwarrantable failure citations and orders under Mine Act §104(d)	Total # of violations under Mine Act §110(b)(2)	Total # of orders under Mine Act §107(a)	Total dollar value of proposed assessments from MSHA ($ in thousands)	Total # of mining related fatalities	Received written notice under Mine Act §104(e) (yes/no)?	Pending legal action before the Federal Mine Safety and Health Review Commission (yes/no)?
Hunter, TX (4102820)	1	0	0	0	0	*	0	no	no
Oro Grande, CA (0400011)	4	0	0	0	0	*	0	no	no
Streetman, TX (4101628)	4	0	0	0	0	0.600	0	no	no
Boulder, CO (0504415)	1	0	0	0	0	0.150	0	no	no
Olancha, CA (0404783)	3	0	0	0	0	5.392	0	no	no

*MSHA had not proposed any assessment at the time of filing of this report.

Item 6. Exhibits

The following exhibits are included herein:

3.1	Composite Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed on July 21, 2010)

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on January 14, 2010)

3.3	Amended and Restated Certificate of Designations of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 1, 2006)

4.1	Form of Rights Agreement dated as of November 1, 2006, between Texas Industries, Inc. and Mellon Investor Services, LLC (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on October 20, 2006)

4.2	Amendment No. 1 to Rights Agreement executed on February 2, 2010 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on February 8, 2010)

4.3	Amendment No. 2 to Rights Agreement dated July 19, 2010 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on July 20, 2010)

4.4	Form of the Company’s 9 1/4% Senior Note due 2020 and Notation of Guarantee (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed on August 11, 2010)

4.5	Registration Rights Agreement, dated as of August 10, 2010, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on August 11, 2010)

4.6	Indenture, dated as of August 10, 2010, among the Company, the Guarantors and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 11, 2010)

10.1	Purchase Agreement, dated July 27, 2010, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 2, 2010)

10.2	Second Amended and Restated Credit Agreement, dated June 19, 2009, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the lenders that are parties thereto (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.3	First Amendment to Second Amended and Restated Credit Agreement, dated June 19, 2009, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the lenders that are parties thereto (incorporated by reference to Exhibit 10.2 to Report on Form 8-K filed on June 25, 2009)

10.4	Second Amendment to Second Amended and Restated Credit Agreement, dated March 24, 2010, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the lenders that are parties thereto (incorporated by reference to Exhibit 10.33 to Quarterly Report on Form 10-Q filed on March 26, 2010)

10.5	Third Amendment to Second Amended and Restated Credit Agreement, dated April 12, 2010, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the lenders that are parties thereto (incorporated by reference to Exhibit 10.1 to Report on Form 8-K filed on April 23, 2010)

10.6	Amended and Restated Security Agreement, dated June 19, 2009, among the Company, the Guarantors and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.7	Separation and Distribution Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on July 8, 2005)

10.8	Amendment No. 1 to Separation and Distribution Agreement dated as of July 27, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 1, 2005)

10.9	Tax Sharing and Indemnification Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on July 8, 2005)

10.10	Employment Agreement of Mel G. Brekhus dated as of April 14, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 16, 2010)

10.11	Texas Industries, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed on May 19, 1994)

10.12	Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.13	Form of Stock Option Agreement under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 25, 2006)

10.14	Form of Non-Employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 16, 2009)

10.15	TXI Annual Incentive Plans-Fiscal Year 2011 (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on July 21, 2010)

10.16	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2011 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on July 11, 2008)

10.17	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2012 (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K filed on July 17, 2009)

10.18	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2013 (incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K filed on July 21, 2010)

10.19	Master Performance-Based Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement filed on August 25, 2006)

10.20	Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on August 12, 2005)

10.21	Form of SAR Agreement for Non-Employee Directors under Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on August 12, 2005)

10.22	Form of Amendment No. 1 to SAR Agreement for Non-Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on April 25, 2006)

10.23	SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan between Texas Industries, Inc. and Mel G. Brekhus, dated June 1, 2004 (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on July 25, 2006)

10.24	Amendment No. 1 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, by and between Texas Industries, Inc. and Mel G. Brekhus dated April 24, 2006 (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K filed on July 25, 2006)

10.25	Contract, dated September 27, 2005, between Riverside Cement Company and Oro Grande Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 30, 2005)

10.26	Deferred Compensation Plan for Directors of Texas Industries, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 24, 2006)

10.27	Form of 2005 Executive Financial Security Plan (Annuity Formula), as amended (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.28	Form of 2005 Executive Financial Security Plan (Lump Sum Formula), as amended (incorporated by reference to Exhibit 10.27 to Quarterly Report Form 10-Q filed on January 7, 2010)

10.29	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on April 25, 2006)

10.30	Amendment No. 2 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, between Texas Industries, Inc. and Mel G. Brekhus dated July 11, 2007 (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed on July 13, 2007)

10.31	Contract, signed September 21, 2007, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed on September 27, 2007, noting that portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.32	Contract Amendment No. 1, executed August 17, 2009, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 21, 2009)

10.33	Standstill Agreement dated July 16, 2010 among the Company, NNS Holding and Mr. Nassef Sawiris (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 20, 2010)

12.1	Computation of Ratios of Earnings to Fixed Charges

15.1	Letter re: unaudited Interim Financial Information

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	The following financial information from Texas Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of August 31, 2010 and May 31, 2010, (ii) Consolidated Statements of Operations for the three months ended August 31, 2010 and August 31, 2009, (iii) Consolidated Statements of Cash Flows for the three months ended August 31, 2010 and August 31, 2009, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS INDUSTRIES, INC.

September 24, 2010	/s/ Kenneth R. Allen
Kenneth R. Allen
Vice President – Finance, Chief Financial Officer and Treasurer
(Principal Financial Officer)

September 24, 2010	/s/ T. Lesley Vines
T. Lesley Vines
Vice President – Corporate Controller and Assistant Treasurer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number

3.1	Composite Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed on July 21, 2010)

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on January 14, 2010)

3.3	Amended and Restated Certificate of Designations of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 1, 2006)

4.1	Form of Rights Agreement dated as of November 1, 2006, between Texas Industries, Inc. and Mellon Investor Services, LLC (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on October 20, 2006)

4.2	Amendment No. 1 to Rights Agreement executed on February 2, 2010 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on February 8, 2010)

4.3	Amendment No. 2 to Rights Agreement dated July 19, 2010 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on July 20, 2010)

4.4	Form of the Company’s 9 1/4% Senior Note due 2020 and Notation of Guarantee (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed on August 11, 2010)

4.5	Registration Rights Agreement, dated as of August 10, 2010, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on August 11, 2010)

4.6	Indenture, dated as of August 10, 2010, among the Company, the Guarantors and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 11, 2010)

10.1	Purchase Agreement, dated July 27, 2010, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 2, 2010)

10.2	Second Amended and Restated Credit Agreement, dated June 19, 2009, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the lenders that are parties thereto (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.3	First Amendment to Second Amended and Restated Credit Agreement, dated June 19, 2009, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the lenders that are parties thereto (incorporated by reference to Exhibit 10.2 to Report on Form 8-K filed on June 25, 2009)

10.4	Second Amendment to Second Amended and Restated Credit Agreement, dated March 24, 2010, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the lenders that are parties thereto (incorporated by reference to Exhibit 10.33 to Quarterly Report on Form 10-Q filed on March 26, 2010)

10.5	Third Amendment to Second Amended and Restated Credit Agreement, dated April 12, 2010, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the lenders that are parties thereto (incorporated by reference to Exhibit 10.1 to Report on Form 8-K filed on April 23, 2010)

10.6	Amended and Restated Security Agreement, dated June 19, 2009, among the Company, the Guarantors and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.7	Separation and Distribution Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on July 8, 2005)

Index to Exhibits-(Continued)

Exhibit Number

10.8	Amendment No. 1 to Separation and Distribution Agreement dated as of July 27, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 1, 2005)

10.9	Tax Sharing and Indemnification Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on July 8, 2005)

10.10	Employment Agreement of Mel G. Brekhus dated as of April 14, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 16, 2010)

10.11	Texas Industries, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed on May 19, 1994)

10.12	Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.13	Form of Stock Option Agreement under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 25, 2006)

10.14	Form of Non-Employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 16, 2009)

10.15	TXI Annual Incentive Plans-Fiscal Year 2011 (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on July 21, 2010)

10.16	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2011 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on July 11, 2008)

10.17	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2012 (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K filed on July 17, 2009)

10.18	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2013 (incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K filed on July 21, 2010)

10.19	Master Performance-Based Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement filed on August 25, 2006)

10.20	Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on August 12, 2005)

10.21	Form of SAR Agreement for Non-Employee Directors under Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on August 12, 2005)

10.22	Form of Amendment No. 1 to SAR Agreement for Non-Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on April 25, 2006)

10.23	SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan between Texas Industries, Inc. and Mel G. Brekhus, dated June 1, 2004 (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on July 25, 2006)

10.24	Amendment No. 1 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, by and between Texas Industries, Inc. and Mel G. Brekhus dated April 24, 2006 (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K filed on July 25, 2006)

Index to Exhibits-(Continued)

Exhibit Number

10.25	Contract, dated September 27, 2005, between Riverside Cement Company and Oro Grande Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 30, 2005)

10.26	Deferred Compensation Plan for Directors of Texas Industries, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 24, 2006)

10.27	Form of 2005 Executive Financial Security Plan (Annuity Formula), as amended (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.28	Form of 2005 Executive Financial Security Plan (Lump Sum Formula), as amended (incorporated by reference to Exhibit 10.27 to Quarterly Report Form 10-Q filed on January 7, 2010)

10.29	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on April 25, 2006)

10.30	Amendment No. 2 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, between Texas Industries, Inc. and Mel G. Brekhus dated July 11, 2007 (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed on July 13, 2007)

10.31	Contract, signed September 21, 2007, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed on September 27, 2007, noting that portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.32	Contract Amendment No. 1, executed August 17, 2009, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 21, 2009)

10.33	Standstill Agreement dated July 16, 2010 among the Company, NNS Holding and Mr. Nassef Sawiris (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 20, 2010)

12.1	Computation of Ratios of Earnings to Fixed Charges

15.1	Letter re: unaudited Interim Financial Information

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	The following financial information from Texas Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of August 31, 2010 and May 31, 2010, (ii) Consolidated Statements of Operations for the three months ended August 31, 2010 and August 31, 2009, (iii) Consolidated Statements of Cash Flows for the three months ended August 31, 2010 and August 31, 2009, and (iv) the Notes to Consolidated Financial Statements.