Form 10-Q
period 2010-11-30
TEXAS INDUSTRIES INC
filed 2011-01-07
CIK 97472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

Yes  [    ]    No  [X]

There were 27,831,240 shares of the Registrant’s Common Stock, $1.00 par value, outstanding as of January 3, 2011.

INDEX

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	(Unaudited) November 30,	May 31,
In thousands	2010	2010

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$139,753	$74,946
Receivables – net	96,671	112,184
Inventories	152,681	142,419
Deferred income taxes and prepaid expenses	23,351	23,426

TOTAL CURRENT ASSETS	412,456	352,975

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	158,941	158,367
Buildings	58,817	58,351
Machinery and equipment	1,226,794	1,220,021
Construction in progress	330,574	322,039

	1,775,126	1,758,778
Less depreciation and depletion	634,404	604,269

	1,140,722	1,154,509

OTHER ASSETS
Goodwill	1,715	1,715
Real estate and investments	7,426	6,774
Deferred charges and other	23,219	15,774

	32,360	24,263

	$1,585,538	$1,531,747

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$41,800	$56,214
Accrued interest, compensation and other	63,307	51,455
Current portion of long-term debt	95	234

TOTAL CURRENT LIABILITIES	105,202	107,903

LONG-TERM DEBT	652,441	538,620

DEFERRED INCOME TAXES AND OTHER CREDITS	102,495	123,976

SHAREHOLDERS’ EQUITY
Common stock, $1 par value; authorized 100,000 shares; issued and outstanding 27,820 and 27,796 shares, respectively	27,820	27,796
Additional paid-in capital	478,172	475,584
Retained earnings	232,953	272,018
Accumulated other comprehensive loss	(13,545)	(14,150)

	725,400	761,248

	$1,585,538	$1,531,747

See notes to consolidated financial statements.

(Unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

		Three months ended November 30,				Six months ended November 30,
In thousands except per share		2010		2009		2010		2009

NET SALES	$	148,111	$	142,935	$	320,233	$	326,892

Cost of products sold		136,044		126,063		292,058		275,915

GROSS PROFIT		12,067		16,872		28,175		50,977

Selling, general and administrative		18,543		15,886		34,684		36,140
Interest		13,886		13,364		28,297		26,608
Loss on debt retirements		613		--		29,619		--
Other income		(1,929)		(5,728)		(6,819)		(8,380)

		31,113		23,522		85,781		54,368

LOSS BEFORE INCOME TAXES		(19,046)		(6,650)		(57,606)		(3,391)

Income tax benefit		(7,845)		(2,948)		(22,713)		(1,404)

NET LOSS	$	(11,201)	$	(3,702)	$	(34,893)	$	(1,987)

Net loss per share
Basic	$	(.40)	$	(.13)	$	(1.25)	$	(.07)
Diluted	$	(.40)	$	(.13)	$	(1.25)	$	(.07)

Average shares outstanding
Basic		27,807		27,736		27,797		27,728
Diluted		27,807		27,736		27,797		27,728

Cash dividends declared per share	$	.075	$	.075	$	.15	$	.15

See notes to consolidated financial statements.

(Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Six months ended November 30,
In thousands	2010		2009

OPERATING ACTIVITIES
Net loss	$(34,893)	$	(1,987)
Adjustments to reconcile net loss to cash provided by operating activities
Depreciation, depletion and amortization	31,991		32,971
Gains on asset disposals	(1,555)		(1,433)
Deferred income taxes (benefit)	(22,964)		756
Stock-based compensation expense	2,288		2,143
Excess tax benefits from stock-based compensation	--		(248)
Loss on debt retirements	29,619		--
Other – net	(2,855)		609
Changes in operating assets and liabilities
Receivables – net	16,112		14,020
Inventories	(10,262)		(3,843)
Prepaid expenses	1,232		1,767
Accounts payable and accrued liabilities	1,313		(4,823)

Net cash provided by operating activities	10,026		39,932

INVESTING ACTIVITIES
Capital expenditures – expansions	(11,198)		(4,543)
Capital expenditures – other	(12,201)		(2,899)
Proceeds from asset disposals	3,037		1,443
Investments in life insurance contracts	3,704		6,726
Other – net	(859)		(2)

Net cash provided (used) by investing activities	(17,517)		725

FINANCING ACTIVITIES
Long-term borrowings	650,000		--
Debt retirements	(561,568)		(144)
Debt issuance costs	(12,426)		(2,039)
Stock option exercises	464		356
Excess tax benefits from stock-based compensation	--		248
Common dividends paid	(4,172)		(2,080)

Net cash provided (used) by financing activities	72,298		(3,659)

Increase in cash and cash equivalents	64,807		36,998
Cash and cash equivalents at beginning of period	74,946		19,796

Cash and cash equivalents at end of period	$139,753	$	56,794

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Texas Industries, Inc. and subsidiaries is a leading supplier of heavy construction materials in the United States through our three business segments: cement, aggregates and consumer products. Our principal products are gray portland cement, produced and sold through our cement segment; stone, sand and gravel, produced and sold through our aggregates segment; and ready-mix concrete, produced and sold through our consumer products segment. Other products include expanded shale and clay lightweight aggregates, produced and sold through our aggregates segment; and packaged concrete mix, mortar, sand and related products, produced and sold through our consumer products segment. Our facilities are concentrated primarily in Texas, Louisiana and California. When used in these notes the terms “Company,” “we,” “us” or “our” mean Texas Industries, Inc. and subsidiaries unless the context indicates otherwise.

1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended November 30, 2010, are not necessarily indicative of the results that may be expected for the year ended May 31, 2011. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Texas Industries, Inc. for the year ended May 31, 2010.

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

Fair Value of Financial Instruments. The estimated fair value of each class of financial instrument as of November 30, 2010 and May 31, 2010 approximates its carrying value except for long-term debt having fixed interest rates. The fair value of our long-term debt is estimated based on broker/dealer quoted market prices. As of November 30, 2010, the fair value of our long-term debt, including the current portion, was approximately $681.8 million compared to the carrying amount of $652.5 million. As of May 31, 2010, the fair value of our long-term debt, including the current portion, was approximately $534.8 million compared to the carrying amount of $538.9 million.

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

In the fourth quarter of our prior fiscal year, management evaluated the Hunter, Texas cement plant, including the capitalized construction and interest costs associated with the expansion. We expect the Texas market to recover to pre-recession levels and to complete the expansion project. Based on historical margins, we believe the undiscounted cash flows over the remaining life of the Hunter plant after completion of the expansion will significantly exceed the current investment in the plant as well as the remaining costs of the expansion and future capital expenditures necessary to achieve these cash flows.

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

Goodwill resulting from the acquisition of ready-mix operations in Texas and Louisiana and identified with our consumer products operations has a carrying value of $1.7 million at both November 30, 2010 and May 31, 2010. Based on an impairment test performed as of March 31, 2010, the fair value of the reporting unit exceeds its carrying value, and therefore, no potential impairment was identified.

Real Estate and Investments. Surplus real estate and real estate acquired for development of high quality industrial, office or multi-use parks totaled $5.9 million at both November 30, 2010 and May 31, 2010.

Investments include life insurance contracts purchased in connection with certain of our benefit plans. The contracts, recorded at their net cash surrender value, totaled $1.4 million (net of distributions of $87.8 million plus accrued interest and fees) at November 30, 2010 and $0.8 million (net of distributions of $82.8 million plus accrued interest and fees) at May 31, 2010. We can elect to receive distributions chargeable against the cash surrender value of the policies in the form of borrowings or withdrawals or we can elect to surrender the policies and receive their net cash surrender value. Proceeds received from the policies were $7.2 million and $10.1 million in the six-month periods ended November 30, 2010 and November 30, 2009, respectively.

Deferred Charges and Other. Deferred charges are composed primarily of debt issuance costs that totaled $14.5 million at November 30, 2010 and $8.8 million at May 31, 2010. The costs are amortized over the term of the related debt.

Other Credits. Other credits totaled $83.7 million at November 30, 2010 and $83.9 million at May 31, 2010 and are composed primarily of liabilities related to our retirement plans, deferred compensation agreements and asset retirement obligations.

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

Changes in asset retirement obligations are as follows:

		Six months ended November 30,
In thousands		2010		2009

Balance at beginning of period	$	4,474	$	4,415
Additions		9		--
Accretion expense		107		161
Settlements		(169)		(189)

Balance at end of period	$	4,421	$	4,387

Accumulated Other Comprehensive Loss. Amounts recognized in accumulated other comprehensive loss represent adjustments related to a defined benefit retirement plan and a postretirement health benefit plan covering approximately 600 employees and retirees of our California cement subsidiary. The amounts totaled $13.5 million (net of tax of $7.9 million) at November 30, 2010 and $14.2 million (net of tax of $8.2 million) at May 31, 2010.

Comprehensive loss for the three-month and six-month periods ending November 30, 2010 and November 30, 2009 consisted of net loss and amounts in accumulated other comprehensive loss recognized in the periods as components of net periodic postretirement benefit cost, net of tax. Comprehensive loss was $10.9 million and $3.4 million in the three-month periods ended November 30, 2010 and November 30, 2009, respectively. Comprehensive loss was $34.3 million and $1.4 million in the six-month periods ended November 30, 2010 and November 30, 2009, respectively.

Net Sales. Sales are recognized when title has transferred and products are delivered. We include delivery fees in the amount we bill customers to the extent needed to recover our cost of freight and delivery. Net sales are presented as revenues and include these delivery fees.

Other Income. Routine sales of surplus operating assets and real estate resulted in gains of $0.4 million in the three-month period ended November 30, 2009 and gains of $1.6 million and $1.4 million in the six-month periods ended November 30, 2010 and November 30, 2009, respectively. In addition, we have sold emissions credits associated with our Crestmore cement plant in Riverside, California resulting in gains of $3.4 million in the three-month period ended November 30, 2009 and gains of $1.7 million and $3.4 million in the six-month periods ended November 30, 2010 and November 30, 2009, respectively.

We have entered into various oil and gas lease agreements on property we own in north Texas. The terms of the agreements include the payment of a lease bonus and royalties on any oil and gas produced. Lease bonus payments and royalties on oil and gas produced resulted in income of $1.3 million and $0.3 million in the three-month periods ended November 30, 2010 and November 30, 2009, respectively, and income of $2.1 million and $0.6 million in the six-month periods ended November 30, 2010 and November 30, 2009, respectively. We cannot predict what the level of future royalties, if any, will be.

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

Diluted EPS adjusts net income and the outstanding shares for the dilutive effect of stock options, restricted shares and awards.

Basic and Diluted EPS are calculated as follows:

	Three months ended November 30,		Six months ended November 30,
In thousands except per share	2010	2009	2010	2009

Basic earnings
Net loss	$(11,201)	$(3,702)	$(34,893)	$(1,987)
Unvested restricted share participation	4	2	16	1

Basic loss	$(11,197)	$(3,700)	$(34,877)	$(1,986)

Diluted earnings
Net loss	$(11,201)	$(3,702)	$(34,893)	$(1,987)
Unvested restricted share participation	4	2	16	1

Diluted loss	$(11,197)	$(3,700)	$(34,877)	$(1,986)

Shares
Weighted-average shares outstanding	27,815	27,740	27,807	27,734
Contingently issuable shares	2	8	2	9
Unvested restricted shares	(10)	(12)	(12)	(15)

Basic weighted-average shares	27,807	27,736	27,797	27,728
Stock option, restricted share and award dilution	--	--	--	--

Diluted weighted-average shares*	27,807	27,736	27,797	27,728

Net loss per share
Basic	$(.40)	$(.13)	$(1.25)	$(.07)
Diluted	$(.40)	$(.13)	$(1.25)	$(.07)

* Shares excluded due to antidilutive effect Stock options, restricted shares and awards	1,246	978	1,230	979

Recently Issued Accounting Guidance. There is no recently issued accounting guidance that we expect will materially impact our financial statements during the current fiscal year.

2. Working Capital

Working capital totaled $307.3 million at November 30, 2010 compared to $245.1 million at May 31, 2010. Selected components of working capital are summarized below.

Receivables consist of:

		November 30,		May 31,
In thousands		2010		2010

Trade notes and accounts receivable	$	82,852	$	95,120
Income tax receivable		13,253		13,253
Other		566		3,811

	$	96,671	$	112,184

Trade notes and accounts receivable are presented net of allowances for doubtful receivables of $3.3 million at November 30, 2010 and $3.5 million at May 31, 2010. Provisions for bad debts charged to expense were $1.4 million and $1.0 million in the six-month periods ended November 30, 2010 and November 30, 2009, respectively. Uncollectible accounts written off totaled $1.6 million and $0.2 million in the six-month periods ended November 30, 2010 and November 30, 2009, respectively.

Inventories consist of:

		November 30,		May 31,
In thousands		2010		2010

Finished products		$10,043	$	9,632
Work in process		56,871		50,798
Raw materials		14,581		13,985

Total inventories at LIFO cost		81,495		74,415

Finished products		21,392		19,955
Raw materials		530		891
Parts and supplies		49,264		47,158

Total inventories at average cost		71,186		68,004

Total inventories	$	152,681	$	142,419

All inventories are stated at the lower of cost or market. Finished products, work in process and raw material inventories excluding natural aggregate inventories are valued using the last-in, first-out (“LIFO”) method. Natural aggregate finished product and raw material inventories and parts and supplies inventories are valued using the average cost method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. If the average cost method (which approximates current replacement cost) had been used for all of these inventories, inventory values would have been higher by $42.5 million at November 30, 2010 and $43.1 million at May 31, 2010.

Accrued interest, compensation and other consist of:

		November 30,		May 31,
In thousands		2010		2010

Interest	$	18,658	$	15,176
Compensation and employee benefits		14,691		13,574
Casualty insurance claims		13,089		12,595
Income taxes		2,941		2,526
Property taxes and other		13,928		7,584

	$	63,307	$	51,455

3. Long-Term Debt

Long-term debt consists of:

		November 30,		May 31,
In thousands		2010		2010

Senior secured revolving credit facility expiring in 2012	$	--	$	--
9.25% Senior notes due 2020 issued August 10, 2010 at par value		650,000		--
7.25% Senior notes due 2013
Notes issued July 6, 2005 at par value		--		250,000
Additional notes issued August 18, 2008, net of unamortized discount of $13.9 million at May 31, 2010 (effective interest rate 8.98%)		--		286,143

		650,000		536,143
Capital lease obligations		2,268		2,443
Other contract obligations		268		268

		652,536		538,854
Less current portion		(95)		(234)

	$	652,441	$	538,620

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

The amount that can be borrowed under the credit facility is limited to an amount based on the value of our consolidated accounts receivable, inventory and mobile equipment. This amount, called the borrowing base, may be less than the $200 million stated principal amount of the credit facility. The borrowing base under the agreement was $152.7 million as of November 30, 2010. We are not required to maintain any financial ratios or covenants unless an event of default occurs or the unused portion of the borrowing base is less than $40 million, in which case we must maintain a fixed charge coverage ratio of at least 1.1 to 1.0. At November 30, 2010, our fixed charge coverage ratio was .15 to 1.0. Given this ratio, we may use only $112.7 million of the borrowing base as of such date. No borrowings were outstanding at November 30, 2010; however, $31.7 million of the borrowing base was used to support letters of credit. As a result, the maximum amount we could borrow as of November 30, 2010 was $81.0 million.

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

The credit agreement contains a number of covenants restricting, among other things, prepayment or redemption of our senior notes, distributions and dividends on and repurchases of our capital stock, acquisitions and investments, indebtedness, liens and affiliate transactions. We are permitted to pay cash dividends on our common stock as long as the credit facility is not in default, the fixed charge coverage ratio is greater than 1.1 to 1.0 and borrowing availability under the borrowing base is more than $50 million. When our fixed charge coverage ratio is less than 1.1 to 1.0, we are permitted to pay cash dividends on our common stock not to exceed $2.5 million in any single instance (which shall not occur more than four times in any calendar year) or $10 million in the aggregate during any calendar year as long as the credit facility is not in default and borrowing availability is more than the greater of $60 million or 30% of the aggregate commitments of all lenders. For this purpose, borrowing availability is equal to the borrowing base less the amount of outstanding borrowings less the amount used to support letters of credit. We were in compliance with all of our loan covenants as of November 30, 2010.

9.25% Senior Notes. On August 10, 2010, we sold $650 million aggregate principal amount of our 9.25% senior notes due 2020 at an offering price of 100%. The notes were issued under an indenture dated as of August 10, 2010. The net proceeds were used to purchase or redeem all of our outstanding 7.25% senior notes due 2013, with additional proceeds available for general corporate purposes.

At November 30, 2010, we had $650 million aggregate principal amount of 9.25% senior notes outstanding. Under the indenture, at any time on or prior to August 15, 2015, we may redeem the notes at a redemption price equal to the sum of the principal amount thereof, plus accrued interest and a make-whole premium. On and after August 15, 2015, we may redeem all or a part of the notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest if redeemed during the twelve-month period beginning on August 15 of the years indicated below:

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

All of our consolidated subsidiaries have unconditionally guaranteed the 9.25% senior notes. The indenture governing the notes contains affirmative and negative covenants that, among other things, limit our and our subsidiaries’ ability to pay dividends on or redeem or repurchase stock, make certain investments, incur additional debt or sell preferred stock, create liens, restrict dividend payments or other payments from subsidiaries to the Company, engage in consolidations and mergers or sell or transfer assets, engage in sale and leaseback transactions, engage in transactions with affiliates, and sell stock in our subsidiaries. We are not required to maintain any affirmative financial ratios or covenants. We were in compliance with all of our covenants as of November 30, 2010.

Refinancing. On July 27, 2010, we commenced a cash tender offer for all of the outstanding $550 million aggregate principal amount of our 7.25% senior notes due 2013 and a solicitation of consents to amend the indenture governing the 7.25% notes. Pursuant to the tender offer and consent solicitation, we purchased $536.6 million aggregate principal amount of the 7.25% notes, and paid an aggregate of $547.7 million in purchase price and consent fees. On September 9, 2010, we redeemed the remaining $13.4 million aggregate principal amount of the 7.25% notes at a price of 101.813% of the principal amount thereof, plus accrued and unpaid interest on the 7.25% notes to the redemption date. As of November 30, 2010, we recognized a loss on debt retirement of $29.6 million representing $11.4 million in consent fees, redemption price premium and transaction costs and a write-off of $18.2 million of unamortized debt discount and original issuance costs associated with the 7.25% notes.

Other. There are no required principal payments on long-term debt, excluding the capital lease obligations, during the five years succeeding November 30, 2010. The total amount of interest paid was $28.6 million and $25.5 million during the six-month periods ended November 30, 2010 and November 30, 2009, respectively. The total amount of interest incurred was $17.3 million and $13.4 million in the three-month periods ended November 30, 2010 and November 30, 2009, respectively, of which $3.4 million was capitalized in the three-month period ended November 30, 2010. The total amount of interest incurred was $31.7 million and $26.6 million in the six-month periods ended November 30, 2010 and November 30, 2009, respectively, of which $3.4 million was capitalized in the six-month period ended November 30, 2010.

4. Commitments

During October 2007, we commenced construction on a project to expand our Hunter, Texas cement plant. In May 2009 we temporarily halted construction on the project because we believed that economic and market conditions made it unlikely that current cement demand levels in Texas would permit the new kiln to operate profitably if the project was completed as originally scheduled. We resumed construction in October 2010. The expected capital cost of completion is between $70 million and $80 million, excluding capitalized interest, and commissioning is expected to begin within 24 months of the restart of construction. As of November 30, 2010, we have incurred approximately $297.8 million, excluding capitalized interest of approximately $19.7 million related to the project, of which $297.2 million has been paid.

5. Shareholders’ Equity

There are authorized 100,000 shares of Cumulative Preferred Stock, no par value, of which 20,000 shares are designated $5 Cumulative Preferred Stock (Voting), redeemable at $105 per share and entitled to $100 per share upon dissolution. An additional 40,000 shares are designated Series B Junior Participating Preferred Stock. The Series B Preferred Stock is not redeemable and ranks, with respect to the payment of dividends and the distribution of assets, junior to (i) all other series of the Preferred Stock unless the terms of any other series shall provide otherwise and (ii) the $5 Cumulative Preferred Stock. No shares of $5 Cumulative Preferred Stock or Series B Junior Participating Preferred Stock were outstanding as of November 30, 2010. Pursuant to a Rights Agreement, in November 2006, we distributed a dividend of one preferred share purchase right for each outstanding share of our Common Stock. Each right entitles the holder to purchase from us one one-thousandth of a share of the Series B Junior Participating Preferred Stock at a price of $300. The Rights Agreement, as amended, expired on December 31, 2010.

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

Options become exercisable in installments beginning one year after the date of grant and expire ten years after the date of grant. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. Options with graded vesting are valued as single awards and the compensation cost recognized using a straight-line attribution method over the shorter of the vesting period or required service period adjusted for estimated forfeitures. The weighted-average grant date fair value of options granted during the six-month period ended November 30, 2010 was $17.61 based on weighted average assumptions for expected volatility of .420, expected lives of 10 years, risk-free interest rates of 3.33% and expected dividend yields of .86%. No options were granted during the six-month period ended November 30, 2009.

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

A summary of option transactions for the six-month period ended November 30, 2010, follows:

	Shares Under Option	Weighted-Average Option Price

Outstanding at May 31, 2010	1,764,516	$38.54
Granted	13,000	34.68
Exercised	(25,509)	19.88
Canceled	(10,228)	42.42

Outstanding at November 30, 2010	1,741,779	$38.77

Exercisable at November 30, 2010	875,829	$39.60

The following table summarizes information about stock options outstanding as of November 30, 2010.

	Range of Exercise Prices
	$16.04 - $27.39	$34.00 - $48.60	$50.63 - $70.18

Options outstanding
Shares outstanding	661,632	500,197	579,950
Weighted-average remaining life in years	5.15	7.28	5.72
Weighted-average exercise price	$22.20	$39.18	$57.31
Options exercisable
Shares exercisable	363,712	169,497	342,620
Weighted-average remaining life in years	2.93	3.99	5.53
Weighted-average exercise price	$20.22	$44.94	$57.53

Outstanding options expire on various dates to October 25, 2020. As of November 30, 2010, we have reserved 937,401 shares for future awards under the 2004 Plan.

As of November 30, 2010, the aggregate intrinsic value (the difference in the closing market price of our common stock of $37.68 and the exercise price to be paid by the optionee) of stock options outstanding was $10.8 million. The aggregate intrinsic value of exercisable stock options at that date was $6.4 million. The total intrinsic value for options exercised (the difference in the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) was $0.2 million and less than $0.1 million for the three-month periods ended November 30, 2010 and November 30, 2009, respectively, and $0.3 million and $0.5 million for the six-month periods ended November 30, 2010 and November 30, 2009, respectively.

We have provided additional stock-based compensation to employees and directors under stock appreciation rights contracts, deferred compensation agreements, restricted stock payments and a former stock awards program. At November 30, 2010, outstanding stock appreciation rights totaled 133,315 shares, deferred compensation agreements to be settled in cash totaled 101,210 shares, deferred compensation agreements to be settled in common stock totaled 1,802 shares, unvested restricted stock payments totaled 7,167 shares and stock awards totaled 2,323 shares. Other credits include $6.1 million at November 30, 2010 and $6.0 million at May 31, 2010 representing accrued stock-based compensation which is accounted for as liabilities and expected to be settled in cash. Common stock totaling 2.7 million shares at both November 30, 2010 and May 31, 2010 have been reserved for the settlement of stock-based compensation.

Total stock-based compensation included in selling, general and administrative expense (credit) was $2.5 million and $(0.5) million in the three-month periods ended November 30, 2010 and November 30, 2009, respectively, and $2.3 million and $2.1 million in the six-month periods ended November 30, 2010 and November 30, 2009, respectively. The impact of changes in our company’s stock price on stock-based awards accounted for as liabilities increased stock-based compensation $1.5 million in the three-month period ended November 30, 2010 and reduced stock-based compensation $1.5 million in the three-month period ended November 30, 2009. The impact of changes in our company’s stock price on stock-based awards accounted for as liabilities increased stock-based compensation $0.1 million in each of the six-month periods ended November 30, 2010 and November 30, 2009.

Total tax expense (benefit) recognized in our statements of operations for stock-based compensation was $(0.7) million and $0.4 million in the three-month periods ended November 30, 2010 and November 30, 2009, respectively, and $(0.4) million in each of the six-month periods ended November 30, 2010 and November 30, 2009, respectively. No tax benefit was realized for stock-based compensation in the three-month and six-month periods ended November 30, 2010. Total tax benefit realized for stock-based compensation was $0.2 million in the three-month and six-month periods ended November 30, 2009.

As of November 30, 2010, $8.5 million of total unrecognized compensation cost related to stock options, restricted stock payments and stock awards is expected to be recognized. We currently expect to recognize in the years succeeding November 30, 2010 approximately $3.3 million of this stock-based compensation expense in 2011, $2.4 million in 2012, $1.7 million in 2013, $1.0 million in 2014 and $0.1 million in 2015.

7. Retirement Plans

Riverside Defined Benefit Plans. Approximately 600 employees and retirees of our subsidiary, Riverside Cement Company, are covered by a defined benefit pension plan and a postretirement health benefit plan. Unrecognized prior service costs and actuarial gains or losses for these plans are recognized in a systematic manner over the remaining service periods of active employees expected to receive benefits under these plans. The amount of the defined benefit pension plan and postretirement health benefit plan expense charged to costs and expenses for the three-month and six-month periods ended November 30, 2010 and November 30, 2009, was as follows:

		Pension Benefit				Health Benefit
In thousands		2010		2009		2010		2009

Three months ended November 30
Service cost	$	126	$	115	$	29	$	26
Interest cost		737		792		106		117
Expected return on plan assets		(685)		(586)		--		--
Amortization of prior service cost		--		--		(193)		(193)
Amortization of net actuarial loss		517		500		153		151

	$	695	$	821	$	95	$	101

Six months ended November 30
Service cost	$	251	$	229	$	57	$	53
Interest cost		1,475		1,583		212		233
Expected return on plan assets		(1,370)		(1,171)		--		--
Amortization of prior service cost		--		--		(387)		(387)
Amortization of net actuarial loss		1,034		1,000		307		302

	$	1,390	$	1,641	$	189	$	201

Financial Security Defined Benefit Plans. We have a series of financial security plans that are non-qualified defined benefit plans providing retirement and death benefits to substantially all of our executive and key managerial employees. The plans are contributory but not funded. Actuarial gains or losses are recognized when incurred. The amount of financial security plan benefit expense charged to costs and expenses for the three-month and six-month periods ended November 30, 2010 and November 30, 2009, was as follows:

		FSP Benefit
In thousands		2010		2009

Three months ended November 30
Service cost	$	472	$	468
Interest cost		525		562
Recognized actuarial loss adjustment		131		--
Participant contributions		(108)		(109)

	$	1,020	$	921

Six months ended November 30
Service cost	$	944	$	937
Interest cost		1,050		1,123
Recognized actuarial loss adjustment		262		--
Participant contributions		(200)		(204)

	$	2,056	$	1,856

8. Income Taxes

Income taxes for the interim periods ended November 30, 2010 and November 30, 2009 have been included in the accompanying financial statements on the basis of an estimated annual rate. The estimated annualized rate does not include the tax impact of the loss on debt retirements which has been recognized as a discrete item in the six-month period ended November 30, 2010. The estimated annualized rate excluding this charge is 41.0% for fiscal year 2011 compared to 41.4% for fiscal year 2010. The primary reason that the tax rate differs from the 35% federal statutory corporate rate is due to percentage depletion that is tax deductible, state income taxes and deductions for income from qualified domestic production activities. We made income tax payments of less than $0.1 million in each of the six-month periods ended November 30, 2010 and November 30, 2009. We received income tax refunds of $0.2 million and $1.1 million in the six-month periods ended November 30, 2010 and November 30, 2009, respectively.

Management reviews our deferred tax position and in particular our deferred tax assets whenever circumstances indicate that the assets may not be realized in the future and would record a valuation allowance unless such deferred tax assets were deemed more likely than not to be recoverable. The ultimate realization of these deferred tax assets is dependent upon various factors including the generation of taxable income during future periods. As of November 30, 2010, we have concluded based on all available evidence that a valuation allowance is not required. Should the Company continue to experience losses, deferred tax assets could exceed deferred tax liabilities and a valuation allowance may become necessary.

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

Since August 2008, additional lawsuits have been filed in the same court against Texas Industries, Inc. or one or more of our subsidiaries containing allegations of personal injury and wrongful death by over 2,800 individual plaintiffs who were allegedly exposed to chrome 6 and other toxic or harmful substances in the air, water and soil caused by emissions from the Crestmore plant. The court has dismissed Texas Industries, Inc. from the suits, but most of our subsidiaries operating in California remain as defendants.

Since January 2009, additional lawsuits have been filed against Texas Industries, Inc. or one or more of our subsidiaries in the same court involving similar allegations, causes of action and requests for relief, but with respect to our Oro Grande, California cement plant instead of the Crestmore plant. The suits involve approximately 300 individual plaintiffs. The court has also dismissed Texas Industries, Inc. from these suits. Prior to the filing of the lawsuits, the air quality management district in whose jurisdiction the plant lies conducted air sampling from locations around the plant. None of the samples contained chrome 6 levels above 1.0 ng/m³.

The plaintiffs allege causes of action that vary somewhat from suit to suit, but typically include, among other things, negligence, intentional and negligent infliction of emotional distress, trespass, public and private nuisance, strict liability, willful misconduct, fraudulent concealment, wrongful death and loss of consortium. The plaintiffs generally request, among other things, general and punitive damages, medical expenses, loss of earnings, property damages and medical monitoring costs. At the date of this report, none of the plaintiffs in these cases has alleged in their pleadings any specific amount or range of damages. Some of the suits include additional defendants, such as the owner of another cement plant located approximately four miles from the Crestmore plant or former owners of the Crestmore and Oro Grande plants.

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

The following is a summary of operating results and certain other financial data for our business segments.

		Three months ended November 30,				Six months ended November 30,
In thousands		2010		2009		2010		2009
Net sales
Cement
Sales to external customers	$	57,138	$	57,594	$	120,373	$	129,631
Intersegment sales		11,440		10,589		24,587		23,748
Aggregates
Sales to external customers		34,759		31,480		77,833		74,720
Intersegment sales		6,323		4,807		13,219		11,668
Consumer products
Sales to external customers		56,214		53,861		122,027		122,541
Intersegment sales		606		592		1,271		1,450
Eliminations		(18,369)		(15,988)		(39,077)		(36,866)

Total net sales	$	148,111	$	142,935	$	320,233	$	326,892

Segment operating profit
Cement	$	1,948	$	10,135	$	5,912	$	22,541
Aggregates		3,323		2,229		8,457		10,868
Consumer products		(2,383)		281		(1,632)		5,032

Total segment operating profit		2,888		12,645		12,737		38,441

Corporate		(7,435)		(5,931)		(12,427)		(15,224)
Interest		(13,886)		(13,364)		(28,297)		(26,608)
Loss on debt retirements		(613)		--		(29,619)		--

Loss before income taxes	$	(19,046)	$	(6,650)	$	(57,606)	$	(3,391)

Depreciation, depletion and amortization
Cement	$	9,181	$	9,286	$	18,330	$	18,627
Aggregates		4,956		4,994		9,728		10,061
Consumer products		1,709		1,807		3,365		3,703
Corporate		284		290		568		580

Total depreciation, depletion and amortization	$	16,130	$	16,377	$	31,991	$	32,971

Capital expenditures
Cement	$	10,832	$	73	$	12,579	$	4,791
Aggregates		3,727		1,928		4,904		2,408
Consumer products		5,271		17		5,467		168
Corporate		413		51		449		75

Total capital expenditures	$	20,243	$	2,069	$	23,399	$	7,442

Net sales by product
Cement	$	50,197	$	51,141	$	104,747		$116,472
Stone, sand and gravel		17,577		15,887		38,054		37,536
Ready-mix concrete		43,347		41,702		95,431		95,721
Other products		21,242		21,189		47,122		48,558
Delivery fees		15,748		13,016		34,879		28,605

Total net sales	$	148,111	$	142,935	$	320,233	$	326,892

All sales were made in the United States during the periods presented with no single customer representing more than 10 percent of sales.

Cement segment operating profit includes $3.4 million in the three-month period ended November 30, 2009 and $1.7 million and $3.4 million in the six-month periods ended November 30, 2010 and November 30, 2009, respectively, from sales of emission credits associated with our Crestmore cement plant in Riverside, California.

Cement capital expenditures, including capitalized interest, incurred in connection with the expansion of our Hunter, Texas cement plant was $11.2 million and $4.5 million in the six-month periods ended November 30, 2010 and November 30, 2009, respectively. Other capital expenditures incurred represent normal replacement and upgrades of existing equipment and acquisitions to sustain existing operations in each segment.

The following is a summary of assets used in each of our business segments.

		November 30,		May 31,
In thousands		2010		2010

Identifiable assets
Cement	$	1,084,826	$	1,093,301
Aggregates		217,719		229,084
Consumer products		87,190		85,641
Corporate		195,803		123,721

Total assets	$	1,585,538	$	1,531,747

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

In thousands		Texas Industries, Inc.		Guarantor Subsidiaries		Eliminating Entries		Consolidated

Condensed consolidating balance sheet at November 30, 2010

Cash and cash equivalents	$	138,717	$	1,036	$	--	$	139,753
Receivables - net		13,253		83,418		--		96,671
Inventories		--		152,681		--		152,681
Deferred income taxes and prepaid expenses		(125)		23,476		--		23,351

Total current assets		151,845		260,611		--		412,456
Property, plant and equipment - net		--		1,140,722		--		1,140,722
Goodwill		--		1,715		--		1,715
Real estate and investments		1,419		6,007		--		7,426
Deferred charges and other		14,540		8,679		--		23,219
Investment in subsidiaries		950,153		--		(950,153)		--
Long-term intercompany receivables		272,784		18,749		(291,533)		--

Total assets	$	1,390,741	$	1,436,483	$	(1,241,686)	$	1,585,538

Accounts payable	$	34	$	41,766	$	--	$	41,800
Accrued interest, compensation and other		24,733		38,574		--		63,307
Current portion of long-term debt		--		95		--		95

Total current liabilities		24,767		80,435		--		105,202
Long-term debt		650,268		2,173		--		652,441
Long-term intercompany payables		18,749		272,784		(291,533)		--
Deferred income taxes and other credits		(28,443)		130,938		--		102,495
Shareholders’ equity		725,400		950,153		(950,153)		725,400

Total liabilities and shareholders’ equity	$	1,390,741	$	1,436,483	$	(1,241,686)	$	1,585,538

Condensed consolidating balance sheet at May 31, 2010

Cash and cash equivalents	$	72,492	$	2,454	$	--	$	74,946
Receivables - net		13,253		98,931		--		112,184
Inventories		--		142,419		--		142,419
Deferred income taxes and prepaid expenses		152		23,274		--		23,426

Total current assets		85,897		267,078		--		352,975
Property, plant and equipment – net		--		1,154,509		--		1,154,509
Goodwill		--		1,715		--		1,715
Real estate and investments		767		6,007		--		6,774
Deferred charges and other		8,805		6,969		--		15,774
Investment in subsidiaries		945,210		--		(945,210)		--
Long-term intercompany receivables		288,174		18,755		(306,929)		--

Total assets	$	1,328,853	$	1,455,033	$	(1,252,139)	$	1,531,747

Accounts payable	$	84	$	56,130	$	--	$	56,214
Accrued interest, compensation and other		18,725		32,730		--		51,455
Current portion of long-term debt		--		234		--		234

Total current liabilities		18,809		89,094		--		107,903
Long-term debt		536,411		2,209		--		538,620
Long-term intercompany payables		18,755		288,174		(306,929)		--
Deferred income taxes and other credits		(6,370)		130,346		--		123,976
Shareholders’ equity		761,248		945,210		(945,210)		761,248

Total liabilities and shareholders’ equity	$	1,328,853	$	1,455,033	$	(1,252,139)	$	1,531,747

In thousands		Texas Industries, Inc.		Guarantor Subsidiaries		Eliminating Entries		Consolidated

Condensed consolidating statement of operations for the three months ended November 30, 2010

Net sales	$	--	$	148,111	$	--	$	148,111
Cost of products sold		--		136,044		--		136,044

Gross profit		--		12,067		--		12,067
Selling, general and administrative		2,107		16,436		--		18,543
Interest		17,269		827		(4,210)		13,886
Loss on debt retirements		613		--		--		613
Other income		(83)		(1,846)		--		(1,929)
Intercompany other income		(873)		(3,337)		4,210		--

		19,033		12,080		--		31,113

Loss before the following items		(19,033)		(13)		--		(19,046)
Income tax benefit		(6,749)		(1,096)		--		(7,845)

		(12,284)		1,083		--		(11,201)
Equity in earnings of subsidiaries		1,083		--		(1,083)		--

Net loss	$	(11,201)	$	1,083	$	(1,083)	$	(11,201)

Condensed consolidating statement of operations for the three months ended November 30, 2009

Net sales	$	--	$	142,935	$	--	$	142,935
Cost of products sold		--		126,063		--		126,063

Gross profit		--		16,872		--		16,872
Selling, general and administrative		500		15,386		--		15,886
Interest		13,191		1,046		(873)		13,364
Loss on debt retirements		--		--		--		--
Other income		(14)		(5,714)		--		(5,728)
Intercompany other income		(873)		--		873		--

		12,804		10,718		--		23,522

Loss before the following items		(12,804)		6,154		--		(6,650)
Income tax benefit		(5,368)		2,420		--		(2,948)

		(7,436)		3,734		--		(3,702)
Equity in earnings of subsidiaries		3,734		--		(3,734)		--

Net loss	$	(3,702)	$	3,734	$	(3,734)	$	(3,702)

In thousands		Texas Industries, Inc.		Guarantor Subsidiaries		Eliminating Entries		Consolidated

Condensed consolidating statement of operations for the six months ended November 30, 2010

Net sales	$	--	$	320,233	$	--	$	320,233
Cost of products sold		--		292,058		--		292,058

Gross profit		--		28,175		--		28,175
Selling, general and administrative		2,767		31,917		--		34,684
Interest		31,634		1,755		(5,092)		28,297
Loss on debt retirements		29,619		--		--		29,619
Other income		(126)		(6,693)		--		(6,819)
Intercompany other income		(1,755)		--		5,092		--

		62,139		23,642		--		85,781

Loss before the following items		(62,139)		4,533		--		(57,606)
Income tax benefit		(22,909)		196		--		(22,713)

		(39,230)		4,337		--		(34,893)
Equity in earnings of subsidiaries		4,337		--		(4,337)		--

Net loss	$	(34,893)	$	4,337	$	(4,337)	$	(34,893)

Condensed consolidating statement of operations for the six months ended November 30, 2009

Net sales	$	--	$	326,892	$	--	$	326,892
Cost of products sold		--		275,915		--		275,915

Gross profit		--		50,977		--		50,977
Selling, general and administrative		3,338		32,802		--		36,140
Interest		26,262		2,101		(1,755)		26,608
Loss on debt retirements		--		--		--		--
Other income		(26)		(8,354)		--		(8,380)
Intercompany other income		(1,755)		--		1,755		--

		27,819		26,549		--		54,368

Loss before the following items		(27,819)		24,428		--		(3,391)
Income tax benefit		(10,924)		9,520		--		(1,404)

		(16,895)		14,908		--		(1,987)
Equity in earnings of subsidiaries		14,908		--		(14,908)		--

Net loss	$	(1,987)	$	14,908	$	(14,908)	$	(1,987)

In thousands		Texas Industries, Inc.		Guarantor Subsidiaries		Eliminating Entries		Consolidated

Condensed consolidating statement of cash flows for the six months ended November 30, 2010

Net cash provided by operating activities	$	(25,335)	$	35,361	$	--	$	10,026

Investing activities
Capital expenditures - expansions		--		(11,198)		--		(11,198)
Capital expenditures - other		--		(12,201)		--		(12,201)
Proceeds from asset disposals		--		3,037		--		3,037
Investments in life insurance contracts		3,704		--		--		3,704
Other - net		--		(859)		--		(859)

Net cash provided (used) by investing activities		3,704		(21,221)		--		(17,517)

Financing activities
Long-term borrowings		650,000		--		--		650,000
Debt retirements		(561,394)		(174)		--		(561,568)
Debt issuance costs		(12,426)		--		--		(12,426)
Stock option exercises		464		--		--		464
Excess tax benefits from stock-based compensation		--		--		--		--
Common dividends paid		(4,172)		--		--		(4,172)
Net intercompany financing activities		15,384		(15,384)		--		--

Net cash provided (used) by financing activities		87,856		(15,558)		--		72,298

Increase in cash and cash equivalents		66,225		(1,418)		--		64,807

Cash and cash equivalents at beginning of period		72,492		2,454		--		74,946

Cash and cash equivalents at end of period	$	138,717	$	1,036	$	--	$	139,753

Condensed consolidating statement of cash flows for the six months ended November 30, 2009

Net cash provided by operating activities	$	(18,155)	$	58,087	$	--	$	39,932

Investing activities
Capital expenditures - expansions		--		(4,543)		--		(4,543)
Capital expenditures - other		--		(2,899)		--		(2,899)
Proceeds from asset disposals		--		1,443		--		1,443
Investments in life insurance contracts		6,726		--		--		6,726
Other - net		--		(2)		--		(2)

Net cash provided (used) by investing activities		6,726		(6,001)		--		725

Financing activities
Long-term borrowings		--		--		--		--
Debt retirements		--		(144)		--		(144)
Debt issuance costs		(2,039)		--		--		(2,039)
Stock option exercises		356		--		--		356
Excess tax benefits from stock-based compensation		248		--		--		248
Common dividends paid		(2,080)		--		--		(2,080)
Net intercompany financial activities		54,512		(54,512)		--		--

Net cash provided (used) by financing activities		50,997		(54,656)		--		(3,659)

Increase in cash and cash equivalents		39,568		(2,570)		--		36,998

Cash and cash equivalents at beginning of period		17,226		2,570		--		19,796

Cash and cash equivalents at end of period	$	56,794	$	--	$	--	$	56,794

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Texas Industries, Inc.

We have reviewed the accompanying consolidated balance sheet of Texas Industries, Inc. and subsidiaries (the Company) as of November 30, 2010, and the related consolidated statements of operations for the three- and six-month periods ended November 30, 2010 and 2009 and cash flows for the six-month periods ended November 30, 2010 and 2009. These financial statements are the responsibility of the Company’s management.

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

January 7, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this report the terms “Company,” “we,” “us” or “our” mean Texas Industries, Inc. and subsidiaries unless the context indicates otherwise.

RESULTS OF OPERATIONS

We are a leading supplier of heavy construction materials in the United States through our three business segments: cement, aggregates and consumer products. Our principal products are gray portland cement, produced and sold through our cement segment; stone, sand and gravel, produced and sold through our aggregates segment; and ready-mix concrete, produced and sold through our consumer products segment. Other products include expanded shale and clay lightweight aggregates, produced and sold through our aggregates segment; and packaged concrete mix, mortar, sand and related products, produced and sold through our consumer products segment. Our facilities are concentrated primarily in Texas, Louisiana and California.

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

During the three-month and six-month periods ended November 30, 2010, construction activity has remained at low levels in both our California and Texas market areas. We have continued to focus on cost reduction, management of our cash position and management of production levels, which we believe has had a significant positive impact on our operating results.

Consolidated sales for the three-month period ended November 30, 2010 were $148.1 million, an increase of $5.2 million from the prior year period. Consolidated cost of products sold for the three-month period ended November 30, 2010 was $136.0 million, an increase of $10.0 million from the prior year period. Consolidated gross profit for the three-month period ended November 30, 2010 was $12.1 million, a decrease of $4.8 million from the prior year period. Lower sales prices for our major products offset in part by higher shipments reduced consolidated gross profit approximately $4 million.

Consolidated sales for the six-month period ended November 30, 2010 were $320.2 million, a decrease of $6.7 million from the prior year period. Consolidated cost of products sold for the six-month period ended November 30, 2010 was $292.1 million, an increase of $16.1 million from the prior year period. Consolidated gross profit for the six-month period ended November 30, 2010 was $28.2 million, a decrease of $22.8 million from the prior year period. Lower sales prices for our major products offset in part by higher shipments reduced consolidated gross profit approximately $20 million.

Consolidated selling, general and administrative expense for the three-month period ended November 30, 2010 was $18.5 million, an increase of $2.7 million from the prior year period. Provisions for bad debts increased $0.5 million and stock-based compensation increased $3.0 million from the prior year period. Our stock-based compensation includes awards expected to be settled in cash, the expense for which is based on their fair value at the end of each period until the awards are paid. The impact of changes in our stock price on the fair value of these awards increased expense $1.5 million for the three-month period ended November 30, 2010 and decreased expense $1.5 million for the three-month period ended November 30, 2009. We hold life insurance policies in connection with certain of our benefit plans. Proceeds received from the policies in the three-month period ended November 30, 2010 decreased expense $0.2 million from the prior year period. Our focus on reducing controllable costs lowered other expenses $0.6 million in the three-month period ended November 30, 2010 from the prior year period.

Consolidated selling, general and administrative expense for the six-month period ended November 30, 2010 was $34.7 million, a decrease of $1.5 million from the prior year period. Provisions for bad debts increased $0.4 million and stock-based compensation increased $0.2 million from the prior year period. Changes in the fair value stock-based awards did not significantly impact expense in the six-month periods ended November 30, 2010 and November 30, 2009. We hold life insurance policies in connection with certain of our benefit plans. Proceeds received from the policies in the six-month period ended November 30, 2010 decreased expense $0.6 million from the prior year period. Our focus on reducing controllable costs lowered other expenses $1.5 million in the six-month period ended November 30, 2010 from the prior year period.

Consolidated other income for the three-month period ended November 30, 2010 was $1.9 million, a decrease of $3.8 million from the prior year period. We sold emissions credits associated with our Crestmore cement plant in Riverside, California that resulted in gains of $3.4 million in the three-month period ended November 30, 2009.

Consolidated other income for the six-month period ended November 30, 2010 was $6.8 million, a decrease of $1.6 million from the prior year period. Routine sales of surplus operating assets and real estate resulted in gains of $1.6 million and $1.4 million in the six-month periods ended November 30, 2010 and November 30, 2009, respectively. In addition, we sold emissions credits associated with our Crestmore cement plant in Riverside, California that resulted in gains of $1.7 million and $3.4 million in the six-month periods ended November 30, 2010 and November 30, 2009, respectively.

Consolidated operating profit for the three-month periods ended November 30, 2010 and November 30, 2009 was $2.9 million and $12.6 million, respectively. Consolidated operating profit for the six-month periods ended November 30, 2010 and November 30, 2009 was $12.7 million and $38.4 million, respectively. The following is a summary of operating results for our business segments and certain other information related to our principal products and non-operating income and expenses.

Cement Operations

	Three months ended November 30,		Six months ended November 30,
In thousands except per unit	2010	2009	2010	2009

Operating Results
Total cement sales	$61,599	$61,726	$129,289	$140,186
Total other sales and delivery fees	6,979	6,457	15,671	13,193

Total segment sales	68,578	68,183	144,960	153,379
Cost of products sold	63,121	58,359	133,184	128,218

Gross profit	5,457	9,824	11,776	25,161
Selling, general and administrative	(4,018)	(4,359)	(8,811)	(9,033)
Other income	509	4,670	2,947	6,413

Operating Profit	$1,948	$10,135	$5,912	$22,541

Cement
Shipments (tons)	784	738	1,657	1,653
Prices ($/ton)	$78.49	$83.64	$78.02	$84.78
Cost of sales ($/ton)	$73.39	$71.98	$72.25	$70.16

Three months ended November 30, 2010

Cement operating profit for the three-month period ended November 30, 2010 was $1.9 million, a decrease of $8.2 million from the prior year period. Lower sales prices offset in part by higher shipments reduced operating profit approximately $3 million. In addition, other income decreased $4.2 million from the prior year period.

Total segment sales for the three-month period ended November 30, 2010 were $68.6 million compared to $68.2 million for the prior year period. Cement sales were comparable to the prior year period as construction activity has remained at low levels in both our Texas and California market areas. Our Texas market area accounted for approximately 73% of cement sales in the current period compared to 69% of cement sales in the prior year period. Average cement prices decreased 6% in our Texas market area and 7% in our California market area. Shipments increased 12% in our Texas market area and decreased 6% in our California market area.

Cost of products sold for the three-month period ended November 30, 2010 increased $4.8 million from the prior year period. Cement unit costs increased 2% from the prior year period primarily due to higher repair and maintenance costs offset in part by the effect of higher shipments.

Selling, general and administrative expense for the three-month period ended November 30, 2010 decreased $0.3 million from the prior year period. The decrease was primarily due to lower provisions for bad debts and defined benefit plan expense.

Other income for the three-month period ended November 30, 2010 decreased $4.2 million from the prior year period. The decrease was primarily due to $0.6 million lower royalty income and $3.4 million lower gains from sales of emissions credits associated with our Crestmore cement plant in Riverside, California.

Six months ended November 30, 2010

Cement operating profit for the six-month period ended November 30, 2010 was $5.9 million, a decrease of $16.6 million from the prior year period. Lower sales prices offset in part by slightly higher shipments reduced operating profit approximately $11 million. In addition, other income decreased $3.5 million from the prior year period.

Total segment sales for the six-month period ended November 30, 2010 were $145.0 million compared to $153.4 million for the prior year period. Cement sales decreased $10.9 million from the prior year period as construction activity has remained at low levels in both our Texas and California market areas. Our Texas market area accounted for approximately 71% of cement sales in the current period compared to 70% of cement sales in the prior year period. Average cement prices decreased 7% in our Texas market area and 10% in our California market area. Shipments in our Texas and California market areas were comparable to the prior year period.

Cost of products sold for the six-month period ended November 30, 2010 increased $5.0 million from the prior year period. Cement unit costs increased 3% from the prior year period primarily due to the higher raw material, repair and maintenance and energy costs.

Selling, general and administrative expense for the six-month period ended November 30, 2010 decreased $0.2 million from the prior year period. The decrease was primarily due to lower provisions for bad debts and defined benefit plan expense.

Other income for the six-month period ended November 30, 2010 decreased $3.5 million from the prior year period. The decrease was primarily due to $0.7 million lower royalty income, $0.8 million lower gains from routine sales of surplus operating assets and $1.7 million lower gains from sales of emissions credits associated with our Crestmore cement plant in Riverside, California.

Aggregate Operations

	Three months ended November 30,		Six months ended November 30,
In thousands except per unit	2010	2009	2010	2009

Operating Results
Total stone, sand and gravel sales	$22,644	$20,217	$49,237	$48,011
Total other sales and delivery fees	18,438	16,070	41,815	38,377

Total segment sales	41,082	36,287	91,052	86,388
Cost of products sold	35,002	32,001	78,412	71,156

Gross profit	6,080	4,286	12,640	15,232
Selling, general and administrative	(2,814)	(2,489)	(5,873)	(5,194)
Other income	57	432	1,690	830

Operating Profit	$3,323	$2,229	$8,457	$10,868

Stone, sand and gravel
Shipments (tons)	3,026	2,642	6,610	6,065
Prices ($/ton)	$7.48	$7.65	$7.45	$7.92
Cost of sales ($/ton)	$6.53	$7.03	$6.48	$6.61

Three months ended November 30, 2010

Aggregate operating profit for the three-month period ended November 30, 2010 was $3.3 million, an increase of $1.1 million from the prior year period. Higher shipments offset in part by lower sales prices increased operating profit approximately $1 million.

Total segment sales for the three-month period ended November 30, 2010 were $41.1 million compared to $36.3 million for the prior year period. Stone, sand and gravel sales increased $2.4 million from the prior year period on 15% higher shipments and 2% lower average prices.

Cost of products sold for the three-month period ended November 30, 2010 increased $3.0 million from the prior year period primarily due to higher shipments. Stone, sand and gravel unit costs decreased 7% from the prior year period primarily due to the effect of higher shipments on unit costs offset in part by higher repair and maintenance costs.

Selling, general and administrative expense for the three-month period ended November 30, 2010 increased $0.3 million from the prior year period primarily due to higher provisions for bad debts.

Other income for the three-month period ended November 30, 2010 decreased $0.4 million from the prior year period primarily due to lower gains from routine sales of surplus operating assets.

Six months ended November 30, 2010

Aggregate operating profit for the six-month period ended November 30, 2010 was $8.5 million, a decrease of $2.4 million from the prior year period. Lower sales prices offset in part by higher shipments reduced operating profit approximately $1 million.

Total segment sales for the six-month period ended November 30, 2010 were $91.1 million compared to $86.4 million for the prior year period. Stone, sand and gravel sales increased $1.2 million from the prior year period on 6% lower average prices and 9% higher shipments.

Cost of products sold for the six-month period ended November 30, 2010 increased $7.3 million from the prior year period primarily due to higher shipments. Stone, sand and gravel unit costs decreased 2% from the prior year period primarily due to the effect of higher shipments on unit costs offset in part by higher repair and maintenance costs.

Selling, general and administrative expense for the six-month period ended November 30, 2010 increased $0.7 million from the prior year period primarily due to higher provisions for bad debts.

Other income for the six-month period ended November 30, 2010 increased $0.9 million from the prior year period primarily due to higher gains from routine sales of surplus operating assets.

Consumer Products Operations

	Three months ended November 30,		Six months ended November 30,
In thousands except per unit	2010	2009	2010	2009

Operating Results
Total ready-mix concrete sales	$43,377	$41,720	$95,483	$95,773
Total other sales and delivery fees	13,443	12,733	27,815	28,218

Total segment sales	56,820	54,453	123,298	123,991
Cost of products sold	56,290	51,691	119,539	113,407

Gross profit	530	2,762	3,759	10,584
Selling, general and administrative	(3,047)	(2,749)	(5,723)	(5,953)
Other income	134	268	332	401

Operating Profit (Loss)	$(2,383)	$281	$(1,632)	$5,032

Ready-mix concrete
Shipments (cubic yards)	575	501	1,244	1,113
Prices ($/cubic yard)	$75.45	$83.02	$76.73	$86.01
Cost of sales ($/cubic yard)	$77.79	$80.98	$76.94	$80.39

Three months ended November 30, 2010

Consumer products operating loss for the three-month period ended November 30, 2010 was $2.4 million, a decrease in profit of $2.7 million from the prior year period. Lower sales prices offset in part by higher shipments reduced operating profit approximately $2 million.

Total segment sales for the three-month period ended November 30, 2010 were $56.8 million compared to $54.5 million for the prior year period. Ready-mix concrete sales for the three-month period ended November 30, 2010 increased $1.7 million from the prior year period on 9% lower average prices and 15% higher shipments.

Cost of products sold for the three-month period ended November 30, 2010 increased $4.6 million from the prior year period primarily due to higher shipments. Ready-mix concrete unit costs decreased 4% from the prior year period primarily due to the effect of higher shipments offset in part by higher fuel and repair and maintenance costs.

Selling, general and administrative expense for the three-month period ended November 30, 2010 increased $0.3 million from the prior year period primarily due to higher provisions for bad debts.

Other income for the three-month period ended November 30, 2010 decreased $0.1 million from the prior year period primarily due to lower gains from routine sales of surplus operating assets.

Six months ended November 30, 2010

Consumer products operating loss for the six-month period ended November 30, 2010 was $1.6 million, a decrease in profit of $6.7 million from the prior year period. Lower sales prices offset in part by higher shipments reduced operating profit approximately $8 million.

Total segment sales for the six-month period ended November 30, 2010 were $123.3 million compared to $124.0 million for the prior year period. Ready-mix concrete sales for the six-month period ended November 30, 2010 decreased $0.3 million from the prior year period on 11% lower average prices and 12% higher shipments.

Cost of products sold for the six-month period ended November 30, 2010 increased $6.1 million from the prior year period primarily due to higher shipments. Ready-mix concrete unit costs decreased 4% from the prior year period primarily due to the effect of higher shipments and lower raw material costs.

Selling, general and administrative expense for the six-month period ended November 30, 2010 decreased $0.2 million from the prior year period.

Other income for the six-month period ended November 30, 2010 decreased $0.1 million from the prior year period primarily due to lower gains from routine sales of surplus operating assets.

Corporate

	Three months ended November 30,		Six months ended November 30,
In thousands	2010	2009	2010	2009

Other income	$1,229	$358	$1,850	$736
Selling, general and administrative	(8,664)	(6,289)	(14,277)	(15,960)

	$(7,435)	$(5,931)	$(12,427)	$(15,224)

Three months ended November 30, 2010

Other income for the three-month period ended November 30, 2010 increased $0.9 million from the prior year period primarily due to higher oil and gas lease bonus and royalty payments offset in part by lower interest income.

Selling, general and administrative expense for the three-month period ended November 30, 2010 increased $2.4 million from the prior year period. The increase was primarily the result of $3.0 million higher stock-based compensation. Our stock-based compensation includes awards expected to be settled in cash, the expense for which is based on their fair value at the end of each period until the awards are paid. The impact of changes in our stock price on their fair value increased stock-based compensation $1.5 million in the three-month period ended November 30, 2010 and decreased stock-based compensation $1.5 million in the three-month period ended November 30, 2009. We hold life insurance policies in connection with certain of our benefit plans. Proceeds received from the policies in the three-month period ended November 30, 2010 decreased expense $0.2 million from the prior year period. Our focus on reducing controllable costs lowered other expenses $0.4 million in the three-month period ended November 30, 2010 from the prior year period.

Six months ended November 30, 2010

Other income for the six-month period ended November 30, 2010 increased $1.1 million from the prior year period primarily due to higher oil and gas lease bonus and royalty payments offset in part by lower interest income.

Selling, general and administrative expense for the six-month period ended November 30, 2010 decreased $1.7 million from the prior year period. We hold life insurance policies in connection with certain of our benefit plans. Proceeds received from the policies in the six-month period ended November 30, 2010 decreased expense $0.6 million from the prior year period. Our focus on reducing controllable costs lowered other expenses $1.1 million in the six-month period ended November 30, 2010 from the prior year period.

Interest

Interest expense incurred for the three-month period ended November 30, 2010 was $17.3 million, of which $3.4 million was capitalized in connection with our Hunter, Texas cement plant expansion project and $13.9 million was expensed. Interest expense incurred for the three-month period ended November 30, 2009 was $13.4 million, all of which was expensed.

Interest expense incurred for the six-month period ended November 30, 2010 was $31.7 million, of which $3.4 million was capitalized in connection with our Hunter, Texas cement plant expansion project and $28.3 million was expensed. Interest expense incurred for the six-month period ended November 30, 2009 was $26.6 million, all of which was expensed.

Interest expense incurred for the three-month and six-month periods ended November 30, 2010 increased from the prior year periods primarily as a result of higher average outstanding debt at higher interest rates due to the refinancing of our 7.25% senior notes. An additional $15 million of interest expense is estimated to be capitalized in connection with our Hunter, Texas cement plant expansion project during the remainder of our current fiscal year.

Loss on Debt Retirements

On July 27, 2010, we commenced a cash tender offer for all of the outstanding $550 million aggregate principal amount of our 7.25% senior notes due 2013 and a solicitation of consents to amend the indenture governing the 7.25% notes. Pursuant to the tender offer and consent solicitation, we purchased $536.6 million aggregate principal amount of the 7.25% notes, and paid an aggregate of $547.7 million in purchase price and consent fees. On September 9, 2010, we redeemed the remaining $13.4 million aggregate principal amount of the 7.25% notes at a price of 101.813% of the principal amount thereof, plus accrued and unpaid interest on the 7.25% notes to the redemption date. We used the net proceeds from the issuance and sale of $650 million aggregate principal amount of our 9.25% senior notes to pay the purchase or redemption price of the 7.25% notes and the consent fees. As of November 30, 2010, we recognized a loss on debt retirement of $29.6 million representing $11.4 million in consent fees, redemption price premium and transaction costs and a write-off of $18.2 million of unamortized debt discount and original issuance costs associated with the 7.25% notes.

Income Taxes

Income taxes for the interim periods ended November 30, 2010 and November 30, 2009 have been included in the accompanying financial statements on the basis of an estimated annual rate. The estimated annualized rate does not include the tax impact of the loss on debt retirements which has been recognized as a discrete item in the six-month period ended November 30, 2010. The estimated annualized rate excluding this charge is 41.0% for fiscal year 2011 compared to 41.4% for fiscal year 2010. The primary reason that the tax rate differs from the 35% federal statutory corporate rate is due to percentage depletion that is tax deductible, state income taxes and deductions for income from qualified domestic production activities. We made income tax payments of less than $0.1 million in each of the six-month periods ended November 30, 2010 and November 30, 2009. We received income tax refunds of $0.3 million and $1.1 million in the six-month periods ended November 30, 2010 and November 30, 2009, respectively.

Management reviews our deferred tax position and in particular our deferred tax assets whenever circumstances indicate that the assets may not be realized in the future and would record a valuation allowance unless such deferred tax assets were deemed more likely than not to be recoverable. The ultimate realization of these deferred tax assets is dependent upon various factors including the generation of taxable income during future periods. As of November 30, 2010, we have concluded based on all available evidence that a valuation allowance is not required. Should the Company continue to experience losses, deferred tax assets could exceed deferred tax liabilities and a valuation allowance may become necessary.

LIQUIDITY AND CAPITAL RESOURCES

In addition to cash and cash equivalents of $139.8 million at November 30, 2010, our sources of liquidity include cash from operations and borrowings available under our senior secured revolving credit facility.

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

The amount that can be borrowed under the credit facility is limited to an amount based on the value of our consolidated accounts receivable, inventory and mobile equipment. This amount, called the borrowing base, may be less than the $200 million stated principal amount of the credit facility. The borrowing base under the agreement was $152.7 million as of November 30, 2010. We are not required to maintain any financial ratios or covenants unless an event of default occurs or the unused portion of the borrowing base is less than $40 million, in which case we must maintain a fixed charge coverage ratio of at least 1.1 to 1.0. At November 30, 2010, our fixed charge coverage ratio was .15 to 1.0. Given this ratio, we may use only $112.7 million of the borrowing base as of such date. No borrowings were outstanding at November 30, 2010; however, $31.7 million of the borrowing base was used to support letters of credit. As a result, the maximum amount we could borrow as of November 30, 2010 was $81.0 million.

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

The credit agreement contains a number of covenants restricting, among other things, prepayment or redemption of our senior notes, distributions and dividends on and repurchases of our capital stock, acquisitions and investments, indebtedness, liens and affiliate transactions. We are permitted to pay cash dividends on our common stock as long as the credit facility is not in default, the fixed charge coverage ratio is greater than 1.1 to 1.0 and borrowing availability under the borrowing base is more than $50 million. When our fixed charge coverage ratio is less than 1.1 to 1.0, we are permitted to pay cash dividends on our common stock not to exceed $2.5 million in any single instance (which shall not occur more than four times in any calendar year) or $10 million in the aggregate during any calendar year as long as the credit facility is not in default and borrowing availability is more than the greater of $60 million or 30% of the aggregate commitments of all lenders. For this purpose, borrowing availability is equal to the borrowing base less the amount of outstanding borrowings less the amount used to support letters of credit. We were in compliance with all of our loan covenants as of November 30, 2010.

9.25% Senior Notes. On August 10, 2010, we sold $650 million aggregate principal amount of our 9.25% senior notes due 2020 at an offering price of 100%. The notes were issued under an indenture dated as of August 10, 2010. The net proceeds were used to purchase or redeem all of our outstanding 7.25% senior notes due 2013, with additional proceeds available for general corporate purposes.

At November 30, 2010, we had $650 million aggregate principal amount of 9.25% senior notes outstanding. Under the indenture, at any time on or prior to August 15, 2015, we may redeem the notes at a redemption price equal to the sum of the principal amount thereof, plus accrued interest and a make-whole premium. On and after August 15, 2015, we may redeem all or a part of the notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest if redeemed during the twelve-month period beginning on August 15 of the years indicated below:

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

All of our consolidated subsidiaries have unconditionally guaranteed the 9.25% senior notes. The indenture governing the notes contains affirmative and negative covenants that, among other things, limit our and our subsidiaries’ ability to pay dividends on or redeem or repurchase stock, make certain investments, incur additional debt or sell preferred stock, create liens, restrict dividend payments or other payments from subsidiaries to the Company, engage in consolidations and mergers or sell or transfer assets, engage in sale and leaseback transactions, engage in transactions with affiliates, and sell stock in our subsidiaries. We are not required to maintain any affirmative financial ratios or covenants. We were in compliance with all of our covenants as of November 30, 2010.

Refinancing. On July 27, 2010, we commenced a cash tender offer for all of the outstanding $550 million aggregate principal amount of our 7.25% senior notes due 2013 and a solicitation of consents to amend the indenture governing the 7.25% notes. Pursuant to the tender offer and consent solicitation, we purchased $536.6 million aggregate principal amount of the 7.25% notes, and paid an aggregate of $547.7 million in purchase price and consent fees. On September 9, 2010, we redeemed the remaining $13.4 million aggregate principal amount of the 7.25% notes at a price of 101.813% of the principal amount thereof, plus accrued and unpaid interest on the 7.25% notes to the redemption date. As of November 30, 2010, we recognized a loss on debt retirement of $29.6 million representing $11.4 million in consent fees, redemption price premium and transaction costs and a write-off of $18.2 million of unamortized debt discount and original issuance costs associated with the 7.25% notes.

Contractual Obligations. On August 10, 2010, we sold $650 million aggregate principal amount of 9.25% senior notes due in 2020. On November 10, 2010, we extended an agreement to purchase coal for use at our Texas cement and expanded shale and clay plants. The agreement requires minimum amounts of material be purchased during the two years beginning January 1, 2012. The following is a summary of our estimated additional future payments as a result of these new commitments, net of obligations prepaid out of the proceeds of the sale of the 9.25% senior notes, for fiscal year periods subsequent to May 31, 2010.

	Future Payments by Period
In thousands	Total	2011	2012	2013	2014-2015	After 2015
Borrowings
New long-term debt	$650,000	$--	$--	$--	$--	$650,000
Interest	602,085	30,898	60,125	60,125	120,250	330,687
Effect of Prepayments
Long-term debt	(550,000)	--	--	--	(550,000)	--
Interest	(116,778)	(17,090)	(39,875)	(39,875)	(19,938)	--

	585,307	13,808	20,250	20,250	(449,688)	980,687
Supply and service contracts	20,554	--	4,219	10,252	6,083	--

	$605,861	$13,808	$24,469	$30,502	$(443,605)	$980,687

During October 2007, we commenced construction on a project to expand our Hunter, Texas cement plant. In May 2009 we temporarily halted construction on the project because we believed that economic and market conditions made it unlikely that current cement demand levels in Texas would permit the new kiln to operate profitably if the project was completed as originally scheduled. We resumed construction in October 2010. The expected capital cost of completion is between $70 million and $80 million, excluding capitalized interest, and commissioning is expected to begin within 24 months of the restart of construction. As of November 30, 2010, we have incurred approximately $297.8 million, excluding capitalized interest of approximately $19.7 million related to the project, of which $297.2 million has been paid.

We expect cash and cash equivalents, cash from operations and available borrowings under our senior secured revolving credit facility to be sufficient to provide funds for the Hunter plant expansion and other capital expenditures which are currently estimated at $15 million to $25 million for fiscal year 2011, scheduled debt payments, working capital needs and other general corporate purposes for at least the next year.

Cash Flows

Net cash provided by operating activities for the six-month period ended November 30, 2010 was $10.0 million. Net cash provided by operating activities for the six-month period ended November 30, 2009 was $39.9 million. The decrease was primarily the result of lower income from operations and changes in working capital items.

Net cash used by investing activities for the six-month period ended November 30, 2010 was $17.5 million. Net cash provided by investing activities for the six-month period ended November 30, 2009 was $0.7 million.

Capital expenditures incurred in connection with the expansion of our Hunter, Texas cement plant were $11.2 million and $4.5 million for the six-month periods ended November 30, 2010 and November 30, 2009, respectively. Capital expenditures for normal replacement and upgrades of existing equipment and acquisitions to sustain our existing operations were $12.2 million and $2.9 million for the six-month periods ended November 30, 2010 and November 30, 2009, respectively.

We have elected to receive distributions from life insurance contracts purchased in connection with certain of our benefit plans. Proceeds from distributions and policy settlements for the six-month periods ended November 30, 2010 and November 30, 2009 were $7.2 million and $10.1 million, respectively, which were offset in part by premiums and fees paid to maintain the policies.

Net cash provided by financing activities for the six-month period ended November 30, 2010 was $72.3 million. Net cash used by financing activities for the six-month period ended November 30, 2009 was $3.7 million.

On July 27, 2010, we commenced a cash tender offer for all of the outstanding $550 million aggregate principal amount of our 7.25% senior notes due 2013 and a solicitation of consents to amend the indenture governing the 7.25% notes. Pursuant to the tender offer and consent solicitation, we purchased $536.6 million aggregate principal amount of the 7.25% notes, and paid an aggregate of $547.7 million in purchase price and consent fees. On September 9, 2010, we redeemed the remaining $13.4 million aggregate principal amount of the 7.25% notes at a price of 101.813% of the principal amount thereof, plus accrued and unpaid interest on the 7.25% notes to the redemption date. We used the net proceeds from the issuance and sale of $650 million aggregate principal amount of our 9.25% senior notes to pay the purchase or redemption price of the 7.25% notes and the consent fees. As of November 30, 2010, we recognized a loss on debt retirement of $29.6 million representing $11.4 million in consent fees, redemption price premium and transaction costs and a write-off of $18.2 million of unamortized debt discount and original issuance costs associated with the 7.25% notes.

Dividends paid on our common stock for the six-month periods ended November 30, 2010 and November 30, 2009 were $4.2 million and $2.1 million, respectively. Common dividends paid for the six month period ended November 30, 2009 does not include our second quarterly cash dividend of $0.075 per share declared on November 18, 2009 but not payable until December 7, 2010.

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

The estimated fair value of each class of financial instrument as of November 30, 2010 and May 31, 2010 approximates its carrying value except for long-term debt having fixed interest rates. The fair value of our long-term debt is estimated based on broker/dealer quoted market prices. As of November 30, 2010, the fair value of our long-term debt, including the current portion, was approximately $681.8 million compared to the carrying amount of $652.5 million. As of May 31, 2010, the fair value of our long-term debt, including the current portion, was approximately $534.8 million compared to the carrying amount of $538.9 million.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of November 30, 2010.

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

In 2006, California adopted the “California Global Warming Solutions Act of 2006”, which requires the California Air Resources Board (CARB) to achieve a statewide reduction in emissions of greenhouse gases in California to 1990 levels by 2020. A significant portion of our cement production capacity is in California. CARB recently adopted new regulations under the act, but the interpretation and impact of the new regulations are still uncertain in some areas and at this time we cannot predict what the cost or effect of the regulations will be on our business.

In August 2010, the EPA issued a final rule amendment that dramatically reduces the permitted levels of emissions of mercury, total hydrocarbons, particulate matter and hydrochloric acid from cement plants. The amendments are scheduled to take full effect in September 2013. The Portland Cement Association and we have challenged the validity of the rule amendment in court. We cannot predict whether the challenge will be successful or whether it will delay the effective date of the rule.

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

The following table provides the required information for our quarries for which there is reportable information for the three-month period ended November 30, 2010. Our remaining 18 quarries did not have any reportable information.

Quarry Site (MSHA ID)	Total # of S&S violations under Mine Act §104	Total # of orders under Mine Act §104(b)	Total # of unwarrantable failure citations and orders under Mine Act §104(d)	Total # of violations under Mine Act §110(b)(2)	Total # of orders under Mine Act §107(a)	Total dollar value of proposed assessments from MSHA ($ in thousands)	Total # of mining related fatalities	Received written notice under Mine Act §104(e) (yes/no)?	Pending legal action before the Federal Mine Safety and Health Review Commission (yes/no)?
Oro Grande, CA (0400011)	1	0	0	0	0	*	0	no	no
Webberville, TX (4104363)	1	0	0	0	0	*	0	no	no

*MSHA had not proposed any assessment at the time of filing of this report.

Item 6. Exhibits

The following exhibits are included herein:

3.1	Composite Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed on July 21, 2010)

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on January 14, 2010)

3.3	Amended and Restated Certificate of Designations of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 1, 2006)

4.1	Form of the Company’s 9 1/4% Senior Note due 2020 and Notation of Guarantee (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed on August 11, 2010)

4.2	Registration Rights Agreement, dated as of August 10, 2010, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on August 11, 2010)

4.3	Indenture, dated as of August 10, 2010, among the Company, the Guarantors and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 11, 2010)

10.1	Purchase Agreement, dated July 27, 2010, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 2, 2010)

10.2	Second Amended and Restated Credit Agreement, dated June 19, 2009, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the lenders that are parties thereto (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.3	First Amendment to Second Amended and Restated Credit Agreement, dated June 19, 2009, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the lenders that are parties thereto (incorporated by reference to Exhibit 10.2 to Report on Form 8-K filed on June 25, 2009)

10.4	Second Amendment to Second Amended and Restated Credit Agreement, dated March 24, 2010, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the lenders that are parties thereto (incorporated by reference to Exhibit 10.33 to Quarterly Report on Form 10-Q filed on March 26, 2010)

10.5	Third Amendment to Second Amended and Restated Credit Agreement, dated April 12, 2010, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the lenders that are parties thereto (incorporated by reference to Exhibit 10.1 to Report on Form 8-K filed on April 23, 2010)

10.6	Amended and Restated Security Agreement, dated June 19, 2009, among the Company, the Guarantors and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.7	Separation and Distribution Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on July 8, 2005)

10.8	Amendment No. 1 to Separation and Distribution Agreement dated as of July 27, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 1, 2005)

10.9	Tax Sharing and Indemnification Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on July 8, 2005)

10.10	Employment Agreement of Mel G. Brekhus dated as of April 14, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 16, 2010)

10.11	Texas Industries, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed on May 19, 1994)

10.12	Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.13	Form of Stock Option Agreement under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 25, 2006)

10.14	Form of Non-Employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 16, 2009)

10.15	TXI Annual Incentive Plans-Fiscal Year 2011 (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on July 21, 2010)

10.16	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2011 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on July 11, 2008)

10.17	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2012 (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K filed on July 17, 2009)

10.18	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2013 (incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K filed on July 21, 2010)

10.19	Master Performance-Based Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement filed on August 25, 2006)

10.20	Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on August 12, 2005)

10.21	Form of SAR Agreement for Non-Employee Directors under Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on August 12, 2005)

10.22	Form of Amendment No. 1 to SAR Agreement for Non-Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on April 25, 2006)

10.23	SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan between Texas Industries, Inc. and Mel G. Brekhus, dated June 1, 2004 (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on July 25, 2006)

10.24	Amendment No. 1 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, by and between Texas Industries, Inc. and Mel G. Brekhus dated April 24, 2006 (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K filed on July 25, 2006)

10.25	Contract, dated September 27, 2005, between Riverside Cement Company and Oro Grande Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 30, 2005)

10.26	Deferred Compensation Plan for Directors of Texas Industries, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 24, 2006)

10.27	Form of 2005 Executive Financial Security Plan (Annuity Formula), as amended (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.28	Form of 2005 Executive Financial Security Plan (Lump Sum Formula), as amended (incorporated by reference to Exhibit 10.27 to Quarterly Report Form 10-Q filed on January 7, 2010)

10.29	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on April 25, 2006)

10.30	Amendment No. 2 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, between Texas Industries, Inc. and Mel G. Brekhus dated July 11, 2007 (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed on July 13, 2007)

10.31	Contract, signed September 21, 2007, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed on September 27, 2007, noting that portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.32	Contract Amendment No. 1, executed August 17, 2009, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 21, 2009)

10.33	Standstill Agreement dated July 16, 2010 among the Company, NNS Holding and Mr. Nassef Sawiris (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 20, 2010)

12.1	Computation of Ratios of Earnings to Fixed Charges

15.1	Letter re unaudited Interim Financial Information

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	The following financial information from Texas Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of November 30, 2010 and May 31, 2010, (ii) Consolidated Statements of Operations for the three months and six months ended November 30, 2010 and November 30, 2009, (iii) Consolidated Statements of Cash Flows for the six months ended November 30, 2010 and November 30, 2009, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS INDUSTRIES, INC.

January 7, 2011	/s/ Kenneth R. Allen
Kenneth R. Allen
Vice President – Finance, Chief Financial Officer and Treasurer
(Principal Financial Officer)

January 7, 2011	/s/ T. Lesley Vines
T. Lesley Vines
Vice President – Corporate Controller and Assistant Treasurer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number

3.1	Composite Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed on July 21, 2010)

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on January 14, 2010)

3.3	Amended and Restated Certificate of Designations of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 1, 2006)

4.1	Form of the Company’s 9 1/4% Senior Note due 2020 and Notation of Guarantee (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed on August 11, 2010)

4.2	Registration Rights Agreement, dated as of August 10, 2010, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on August 11, 2010)

4.3	Indenture, dated as of August 10, 2010, among the Company, the Guarantors and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 11, 2010)

10.1	Purchase Agreement, dated July 27, 2010, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 2, 2010)

10.2	Second Amended and Restated Credit Agreement, dated June 19, 2009, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the lenders that are parties thereto (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.3	First Amendment to Second Amended and Restated Credit Agreement, dated June 19, 2009, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the lenders that are parties thereto (incorporated by reference to Exhibit 10.2 to Report on Form 8-K filed on June 25, 2009)

10.4	Second Amendment to Second Amended and Restated Credit Agreement, dated March 24, 2010, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the lenders that are parties thereto (incorporated by reference to Exhibit 10.33 to Quarterly Report on Form 10-Q filed on March 26, 2010)

10.5	Third Amendment to Second Amended and Restated Credit Agreement, dated April 12, 2010, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the lenders that are parties thereto (incorporated by reference to Exhibit 10.1 to Report on Form 8-K filed on April 23, 2010)

10.6	Amended and Restated Security Agreement, dated June 19, 2009, among the Company, the Guarantors and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.7	Separation and Distribution Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on July 8, 2005)

10.8	Amendment No. 1 to Separation and Distribution Agreement dated as of July 27, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 1, 2005)

10.9	Tax Sharing and Indemnification Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on July 8, 2005)

10.10	Employment Agreement of Mel G. Brekhus dated as of April 14, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 16, 2010)

Index to Exhibits-(Continued)

Exhibit Number

10.11	Texas Industries, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed on May 19, 1994)

10.12	Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.13	Form of Stock Option Agreement under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 25, 2006)

10.14	Form of Non-Employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 16, 2009)

10.15	TXI Annual Incentive Plans-Fiscal Year 2011 (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on July 21, 2010)

10.16	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2011 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on July 11, 2008)

10.17	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2012 (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K filed on July 17, 2009)

10.18	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2013 (incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K filed on July 21, 2010)

10.19	Master Performance-Based Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement filed on August 25, 2006)

10.20	Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on August 12, 2005)

10.21	Form of SAR Agreement for Non-Employee Directors under Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on August 12, 2005)

10.22	Form of Amendment No. 1 to SAR Agreement for Non-Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on April 25, 2006)

10.23	SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan between Texas Industries, Inc. and Mel G. Brekhus, dated June 1, 2004 (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on July 25, 2006)

10.24	Amendment No. 1 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, by and between Texas Industries, Inc. and Mel G. Brekhus dated April 24, 2006 (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K filed on July 25, 2006)

10.25	Contract, dated September 27, 2005, between Riverside Cement Company and Oro Grande Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 30, 2005)

10.26	Deferred Compensation Plan for Directors of Texas Industries, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 24, 2006)

10.27	Form of 2005 Executive Financial Security Plan (Annuity Formula), as amended (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.28	Form of 2005 Executive Financial Security Plan (Lump Sum Formula), as amended (incorporated by reference to Exhibit 10.27 to Quarterly Report Form 10-Q filed on January 7, 2010)

Index to Exhibits-(Continued)

Exhibit Number

10.29	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on April 25, 2006)

10.30	Amendment No. 2 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, between Texas Industries, Inc. and Mel G. Brekhus dated July 11, 2007 (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed on July 13, 2007)

10.31	Contract, signed September 21, 2007, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed on September 27, 2007, noting that portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.32	Contract Amendment No. 1, executed August 17, 2009, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 21, 2009)

10.33	Standstill Agreement dated July 16, 2010 among the Company, NNS Holding and Mr. Nassef Sawiris (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 20, 2010)

12.1	Computation of Ratios of Earnings to Fixed Charges

15.1	Letter re unaudited Interim Financial Information

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	The following financial information from Texas Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of November 30, 2010 and May 31, 2010, (ii) Consolidated Statements of Operations for the three months and six months ended November 30, 2010 and November 30, 2009, (iii) Consolidated Statements of Cash Flows for the six months ended November 30, 2010 and November 30, 2009, and (iv) the Notes to Consolidated Financial Statements.