Form 10-Q
period 2011-02-28
TEXAS INDUSTRIES INC
filed 2011-03-25
CIK 97472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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

There were 27,880,627 shares of the Registrant’s Common Stock, $1.00 par value, outstanding as of March 21, 2011.

INDEX

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	(Unaudited) February 28,	May 31,
In thousands	2011	2010

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$123,362	$74,946
Receivables – net	69,999	112,184
Inventories	143,341	142,419
Deferred income taxes and prepaid expenses	22,774	23,426

TOTAL CURRENT ASSETS	359,476	352,975

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	158,941	158,367
Buildings	58,951	58,351
Machinery and equipment	1,226,451	1,220,021
Construction in progress	343,680	322,039

	1,788,023	1,758,778
Less depreciation and depletion	646,841	604,269

	1,141,182	1,154,509

OTHER ASSETS
Goodwill	1,715	1,715
Real estate and investments	7,007	6,774
Deferred charges and other	20,314	15,774

	29,036	24,263

	$1,529,694	$1,531,747

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$43,265	$56,214
Accrued interest, compensation and other	40,087	51,455
Current portion of long-term debt	72	234

TOTAL CURRENT LIABILITIES	83,424	107,903

LONG-TERM DEBT	652,422	538,620

DEFERRED INCOME TAXES AND OTHER CREDITS	89,177	123,976

SHAREHOLDERS’ EQUITY
Common stock, $1 par value; authorized 100,000 shares; issued and outstanding 27,875 and 27,796 shares, respectively	27,875	27,796
Additional paid-in capital	480,109	475,584
Retained earnings	209,929	272,018
Accumulated other comprehensive loss	(13,242)	(14,150)

	704,671	761,248

	$1,529,694	$1,531,747

See notes to consolidated financial statements.

(Unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

		Three months ended February 28,				Nine months ended February 28,
In thousands except per share		2011		2010		2011		2010

NET SALES	$	125,818	$	117,829	$	446,051	$	444,721

Cost of products sold		135,179		131,126		427,237		407,041

GROSS PROFIT (LOSS)		(9,361)		(13,297)		18,814		37,680

Selling, general and administrative		17,319		17,568		52,003		53,708
Interest		9,670		13,642		37,967		40,250
Loss on debt retirements		--		--		29,619		--
Other income		(1,115)		(1,044)		(7,934)		(9,424)

		25,874		30,166		111,655		84,534

LOSS BEFORE INCOME TAXES		(35,235)		(43,463)		(92,841)		(46,854)

Income tax benefit		(14,301)		(16,358)		(37,014)		(17,762)

NET LOSS	$	(20,934)	$	(27,105)	$	(55,827)	$	(29,092)

Net loss per share
Basic	$	(.75)	$	(.98)	$	(2.01)	$	(1.05)
Diluted	$	(.75)	$	(.98)	$	(2.01)	$	(1.05)

Average shares outstanding
Basic		27,839		27,749		27,811		27,735
Diluted		27,839		27,749		27,811		27,735

Cash dividends declared per share	$	.075	$	.075	$	.225	$	.225

See notes to consolidated financial statements.

(Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

			Nine months ended February 28,
In thousands			2011		2010

OPERATING ACTIVITIES
Net loss	$		(55,827)	$	(29,092)
Adjustments to reconcile net loss to cash provided by operating activities
Depreciation, depletion and amortization			48,109		49,263
Gains on asset disposals			(1,456)		(1,324)
Deferred income taxes			(37,665)		(10,988)
Stock-based compensation expense			4,271		3,732
Excess tax benefits from stock-based compensation			--		(234)
Loss on debt retirements			29,619		--
Other – net			(2,258)		3,099
Changes in operating assets and liabilities
Receivables – net			29,814		25,864
Inventories			(922)		14,102
Prepaid expenses			2,501		1,753
Accounts payable and accrued liabilities			(7,980)		(9,315)

Net cash provided by operating activities			8,206		46,860

INVESTING ACTIVITIES
Capital expenditures – expansions			(23,507)		(5,304)
Capital expenditures – other			(15,437)		(6,424)
Proceeds from asset disposals			3,243		21,568
Investments in life insurance contracts			3,894		6,931
Other – net			1,230		14

Net cash provided (used) by investing activities			(30,577)		16,785

FINANCING ACTIVITIES
Long-term borrowings			650,000		--
Debt retirements			(561,610)		(276)
Debt issuance costs			(12,480)		(2,039)
Stock option exercises			1,139		499
Excess tax benefits from stock-based compensation			--		234
Common dividends paid			(6,262)		(6,244)

Net cash provided (used) by financing activities			70,787		(7,826)

Increase in cash and cash equivalents			48,416		55,819
Cash and cash equivalents at beginning of period			74,946		19,796

Cash and cash equivalents at end of period		$	123,362	$	75,615

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

1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended February 28, 2011, are not necessarily indicative of the results that may be expected for the year ended May 31, 2011. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Texas Industries, Inc. for the year ended May 31, 2010.

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

Fair Value of Financial Instruments. The estimated fair value of each class of financial instrument as of February 28, 2011 and May 31, 2010 approximates its carrying value except for long-term debt having fixed interest rates. The fair value of our long-term debt is estimated based on broker/dealer quoted market prices. As of February 28, 2011, the fair value of our long-term debt, including the current portion, was approximately $714.2 million compared to the carrying amount of $652.5 million. As of May 31, 2010, the fair value of our long-term debt, including the current portion, was approximately $534.8 million compared to the carrying amount of $538.9 million.

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

Goodwill resulting from the acquisition of ready-mix operations in Texas and Louisiana and identified with our consumer products operations has a carrying value of $1.7 million at both February 28, 2011 and May 31, 2010. Based on an impairment test performed as of March 31, 2010, the fair value of the reporting unit exceeds its carrying value, and therefore, no potential impairment was identified.

Real Estate and Investments. Surplus real estate and real estate acquired for development of high quality industrial, office or multi-use parks totaled $5.9 million at both February 28, 2011 and May 31, 2010.

Investments include life insurance contracts purchased in connection with certain of our benefit plans. The contracts, recorded at their net cash surrender value, totaled $1.0 million (net of distributions of $87.3 million plus accrued interest and fees) at February 28, 2011 and $0.8 million (net of distributions of $82.8 million plus accrued interest and fees) at May 31, 2010. We can elect to receive distributions chargeable against the cash surrender value of the policies in the form of borrowings or withdrawals or we can elect to surrender the policies and receive their net cash surrender value. Proceeds received from the policies were $7.4 million and $10.6 million in the nine-month periods ended February 28, 2011 and February 28, 2010, respectively.

Deferred Charges and Other. Deferred charges are composed primarily of debt issuance costs that totaled $13.9 million at February 28, 2011 and $8.8 million at May 31, 2010. The costs are amortized over the term of the related debt.

Other Credits. Other credits totaled $84.3 million at February 28, 2011 and $83.9 million at May 31, 2010 and are composed primarily of liabilities related to our retirement plans, deferred compensation agreements and asset retirement obligations.

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

Changes in asset retirement obligations are as follows:

		Nine months ended February 28,
In thousands		2011		2010

Balance at beginning of period	$	4,474	$	4,415
Additions		9		--
Accretion expense		140		236
Settlements		(370)		(189)

Balance at end of period	$	4,253	$	4,462

Accumulated Other Comprehensive Loss. Amounts recognized in accumulated other comprehensive loss represent adjustments related to a defined benefit retirement plan and a postretirement health benefit plan covering approximately 600 employees and retirees of our California cement subsidiary. The amounts totaled $13.2 million (net of tax of $7.6 million) at February 28, 2011 and $14.2 million (net of tax of $8.2 million) at May 31, 2010.

Comprehensive loss for the three-month and nine-month periods ending February 28, 2011 and February 28, 2010 consisted of net loss and amounts in accumulated other comprehensive loss recognized in the periods as components of net periodic postretirement benefit cost, net of tax. Comprehensive loss was $20.6 million and $26.8 million in the three-month periods ended February 28, 2011 and February 28, 2010, respectively. Comprehensive loss was $54.9 million and $28.2 million in the nine-month periods ended February 28, 2011 and February 28, 2010, respectively.

Net Sales. Sales are recognized when title has transferred and products are delivered. We include delivery fees in the amount we bill customers to the extent needed to recover our cost of freight and delivery. Net sales are presented as revenues and include these delivery fees.

Other Income. Routine sales of surplus operating assets and real estate resulted in gains of $1.5 million and $1.3 million in the nine-month periods ended February 28, 2011 and February 28, 2010, respectively. In addition, we have sold emissions credits associated with our Crestmore cement plant in Riverside, California resulting in gains of $1.7 million and $3.4 million in the nine-month periods ended February 28, 2011 and February 28, 2010, respectively.

We have entered into various oil and gas lease agreements on property we own in north Texas. The terms of the agreements include the payment of a lease bonus and royalties on any oil and gas produced. Lease bonus payments and royalties on oil and gas produced resulted in income of $0.5 million and $0.3 million in the three-month periods ended February 28, 2011 and February 28, 2010, respectively, and income of $2.6 million and $0.9 million in the nine-month periods ended February 28, 2011 and February 28, 2010, respectively. We cannot predict what the level of future royalties, if any, will be.

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

Diluted EPS adjusts net income and the outstanding shares for the dilutive effect of stock options, restricted shares and awards.

Basic and Diluted EPS are calculated as follows:

	Three months ended February 28,		Nine months ended February 28,
In thousands except per share	2011	2010	2011	2010

Basic earnings
Net loss	$(20,934)	$(27,105)	$(55,827)	$(29,092)
Unvested restricted share participation	9	11	25	11

Basic loss	$(20,925)	$(27,094)	$(55,802)	$(29,081)

Diluted earnings
Net loss	$(20,934)	$(27,105)	$(55,827)	$(29,092)
Unvested restricted share participation	9	11	25	11

Diluted loss	$(20,925)	$(27,094)	$(55,802)	$(29,081)

Shares
Weighted-average shares outstanding	27,849	27,758	27,821	27,742
Contingently issuable shares	2	2	2	7
Unvested restricted shares	(12)	(11)	(12)	(14)

Basic weighted-average shares	27,839	27,749	27,811	27,735
Stock option, restricted share and award dilution	--	--	--	--

Diluted weighted-average shares*	27,839	27,749	27,811	27,735

Net loss per share
Basic	$(.75)	$(.98)	$(2.01)	$(1.05)
Diluted	$(.75)	$(.98)	$(2.01)	$(1.05)

* Shares excluded due to antidilutive effect Stock options, restricted shares and awards	865	1,106	1,108	1,022

Recently Issued Accounting Guidance. There is no recently issued accounting guidance that we expect will materially impact our financial statements during the current fiscal year.

2. Working Capital

Working capital totaled $276.1 million at February 28, 2011 compared to $245.1 million at May 31, 2010. Selected components of working capital are summarized below.

Receivables consist of:

		February 28,		May 31,
In thousands		2011		2010

Trade notes and accounts receivable	$	69,500	$	95,120
Income tax receivable		--		13,253
Other		499		3,811

	$	69,999	$	112,184

Trade notes and accounts receivable are presented net of allowances for doubtful receivables of $4.3 million at February 28, 2011 and $3.5 million at May 31, 2010. Provisions for bad debts charged to expense were $2.4 million and $1.9 million in the nine-month periods ended February 28, 2011 and February 28, 2010, respectively. Uncollectible accounts written off totaled $1.6 million and $0.3 million in the nine-month periods ended February 28, 2011 and February 28, 2010, respectively.

Inventories consist of:

		February 28,		May 31,
In thousands		2011		2010

Finished products	$	9,518	$	9,632
Work in process		48,557		50,798
Raw materials		13,247		13,985

Total inventories at LIFO cost		71,322		74,415

Finished products		23,609		19,955
Raw materials		370		891
Parts and supplies		48,040		47,158

Total inventories at average cost		72,019		68,004

Total inventories	$	143,341	$	142,419

All inventories are stated at the lower of cost or market. Finished products, work in process and raw material inventories excluding natural aggregate inventories are valued using the last-in, first-out (“LIFO”) method. Natural aggregate finished product and raw material inventories and parts and supplies inventories are valued using the average cost method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. If the average cost method (which approximates current replacement cost) had been used for all of these inventories, inventory values would have been higher by $42.3 million at February 28, 2011 and $43.1 million at May 31, 2010.

Accrued interest, compensation and other consist of:

		February 28,		May 31,
In thousands		2011		2010

Interest	$	2,785	$	15,176
Compensation and employee benefits		16,643		13,574
Casualty insurance claims		12,890		12,595
Income taxes		3,011		2,526
Property taxes and other		4,758		7,584

	$	40,087	$	51,455

3. Long-Term Debt

Long-term debt consists of:

		February 28,		May 31,
In thousands		2011		2010

Senior secured revolving credit facility expiring in 2012	$	--	$	--
9.25% Senior notes due 2020 issued August 10, 2010 at par value		650,000		--
7.25% Senior notes due 2013
Notes issued July 6, 2005 at par value		--		250,000
Additional notes issued August 18, 2008, net of unamortized discount of $13.9 million at May 31, 2010 (effective interest rate 8.98%)		--		286,143

		650,000		536,143
Capital lease obligations		2,226		2,443
Other contract obligations		268		268

		652,494		538,854
Less current portion		(72)		(234)

	$	652,422	$	538,620

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

The amount that can be borrowed under the credit facility is limited to an amount based on the value of our consolidated accounts receivable, inventory and mobile equipment. This amount, called the borrowing base, may be less than the $200 million stated principal amount of the credit facility. The borrowing base under the agreement was $125.7 million as of February 28, 2011. We are not required to maintain any financial ratios or covenants unless an event of default occurs or the unused portion of the borrowing base is less than $40 million, in which case we must maintain a fixed charge coverage ratio of at least 1.1 to 1.0. At February 28, 2011, our fixed charge coverage ratio was .04 to 1.0. Given this ratio, we may use only $85.7 million of the borrowing base as of such date. No borrowings were outstanding at February 28, 2011; however, $31.1 million of the borrowing base was used to support letters of credit. As a result, the maximum amount we could borrow as of February 28, 2011 was $54.6 million.

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

The credit agreement contains a number of covenants restricting, among other things, prepayment or redemption of our senior notes, distributions and dividends on and repurchases of our capital stock, acquisitions and investments, indebtedness, liens and affiliate transactions. We are permitted to pay cash dividends on our common stock as long as the credit facility is not in default, the fixed charge coverage ratio is greater than 1.1 to 1.0 and borrowing availability under the borrowing base is more than $50 million. When our fixed charge coverage ratio is less than 1.1 to 1.0, we are permitted to pay cash dividends on our common stock not to exceed $2.5 million in any single instance (which shall not occur more than four times in any calendar year) or $10 million in the aggregate during any calendar year as long as the credit facility is not in default and borrowing availability is more than the greater of $60 million or 30% of the aggregate commitments of all lenders. For this purpose, borrowing availability is equal to the borrowing base less the amount of outstanding borrowings less the amount used to support letters of credit. We were in compliance with all of our loan covenants as of February 28, 2011.

9.25% Senior Notes. On August 10, 2010, we sold $650 million aggregate principal amount of our 9.25% senior notes due 2020 at an offering price of 100%. The notes were issued under an indenture dated as of August 10, 2010. The net proceeds were used to purchase or redeem all of our outstanding 7.25% senior notes due 2013, with additional proceeds available for general corporate purposes.

At February 28, 2011, we had $650 million aggregate principal amount of 9.25% senior notes outstanding. Under the indenture, at any time on or prior to August 15, 2015, we may redeem the notes at a redemption price equal to the sum of the principal amount thereof, plus accrued interest and a make-whole premium. On and after August 15, 2015, we may redeem all or a part of the notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest if redeemed during the twelve-month period beginning on August 15 of the years indicated below:

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

All of our consolidated subsidiaries have unconditionally guaranteed the 9.25% senior notes. The indenture governing the notes contains affirmative and negative covenants that, among other things, limit our and our subsidiaries’ ability to pay dividends on or redeem or repurchase stock, make certain investments, incur additional debt or sell preferred stock, create liens, restrict dividend payments or other payments from subsidiaries to the Company, engage in consolidations and mergers or sell or transfer assets, engage in sale and leaseback transactions, engage in transactions with affiliates, and sell stock in our subsidiaries. We are not required to maintain any affirmative financial ratios or covenants. We were in compliance with all of our covenants as of February 28, 2011.

Refinancing. On July 27, 2010, we commenced a cash tender offer for all of the outstanding $550 million aggregate principal amount of our 7.25% senior notes due 2013 and a solicitation of consents to amend the indenture governing the 7.25% notes. Pursuant to the tender offer and consent solicitation, we purchased $536.6 million aggregate principal amount of the 7.25% notes, and paid an aggregate of $547.7 million in purchase price and consent fees. On September 9, 2010, we redeemed the remaining $13.4 million aggregate principal amount of the 7.25% notes at a price of 101.813% of the principal amount thereof, plus accrued and unpaid interest on the 7.25% notes to the redemption date. As of February 28, 2011, we recognized a loss on debt retirement of $29.6 million representing $11.4 million in consent fees, redemption price premium and transaction costs and a write-off of $18.2 million of unamortized debt discount and original issuance costs associated with the 7.25% notes.

Other. There are no required principal payments on long-term debt, excluding the capital lease obligations, during the five years succeeding February 28, 2011. The total amount of interest paid was $59.9 million and $46.4 million during the nine-month periods ended February 28, 2011 and February 28, 2010, respectively. The total amount of interest incurred was $17.3 million and $13.6 million in the three-month periods ended February 28, 2011 and February 28, 2010, respectively, of which $7.6 million was capitalized in the three-month period ended February 28, 2011. The total amount of interest incurred was $49.0 million and $40.3 million in the nine-month periods ended February 28, 2011 and February 28, 2010, respectively, of which $11.0 million was capitalized in the nine-month period ended February 28, 2011.

4. Commitments

During October 2007, we commenced construction on a project to expand our Hunter, Texas cement plant. In May 2009 we temporarily halted construction on the project because we believed that economic and market conditions made it unlikely that current cement demand levels in Texas would permit the new kiln to operate profitably if the project was completed as originally scheduled. We resumed construction in October 2010. The total capital cost of the project is expected to be between $365 million and $375 million, excluding capitalized interest, and commissioning is expected to begin within 24 months of the restart of construction. As of February 28, 2011, we have incurred approximately $303.9 million, excluding capitalized interest of approximately $27.3 million related to the project, of which $301.9 million has been paid.

5. Shareholders’ Equity

There are authorized 100,000 shares of Cumulative Preferred Stock, no par value, of which 20,000 shares are designated $5 Cumulative Preferred Stock (Voting), redeemable at $105 per share and entitled to $100 per share upon dissolution. An additional 40,000 shares are designated Series B Junior Participating Preferred Stock. The Series B Preferred Stock is not redeemable and ranks, with respect to the payment of dividends and the distribution of assets, junior to (i) all other series of the Preferred Stock unless the terms of any other series shall provide otherwise and (ii) the $5 Cumulative Preferred Stock. No shares of $5 Cumulative Preferred Stock or Series B Junior Participating Preferred Stock were outstanding as of February 28, 2011. Pursuant to a Rights Agreement, in November 2006, we distributed a dividend of one preferred share purchase right for each outstanding share of our Common Stock. Each right entitles the holder to purchase from us one one-thousandth of a share of the Series B Junior Participating Preferred Stock at a price of $300. The Rights Agreement, as amended, expired on December 31, 2010.

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

Options become exercisable in installments beginning one year after the date of grant and expire ten years after the date of grant. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. Options with graded vesting are valued as single awards and the compensation cost recognized using a straight-line attribution method over the shorter of the vesting period or required service period adjusted for estimated forfeitures. The following table sets forth the information about the weighted-average grant date fair value of options granted during the nine-month periods ended February 28, 2011 and February 28, 2010.

		Nine months ended February 28,
		2011		2010
Weighted average grant date fair value	$	18.45	$	16.83
Weighted average assumptions used:
Expected volatility		.463		.469
Expected lives		6.6		6.5
Risk-free interest rates		2.66%		3.20%
Expected dividend yields		.74%		.83%

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

A summary of option transactions for the nine-month period ended February 28, 2011, follows:

	Shares Under Option	Weighted-Average Option Price

Outstanding at May 31, 2010	1,764,516	$38.54
Granted	351,450	40.19
Exercised	(91,195)	21.95
Canceled	(33,478)	38.98

Outstanding at February 28, 2011	1,991,293	$39.59

Exercisable at February 28, 2011	1,064,973	$41.33

The following table summarizes information about stock options outstanding as of February 28, 2011.

	Range of Exercise Prices
	$16.04 - $27.39	$34.00 - $48.60	$50.63 - $70.18

Options outstanding
Shares outstanding	589,146	826,397	575,750
Weighted-average remaining life in years	5.28	8.16	5.46
Weighted-average exercise price	$22.11	$39.69	$57.32
Options exercisable
Shares exercisable	372,606	232,217	460,150
Weighted-average remaining life in years	3.92	5.08	5.32
Weighted-average exercise price	$20.66	$42.56	$57.44

Outstanding options expire on various dates to January 12, 2021. As of February 28, 2011, we have reserved 612,701 shares for future awards under the 2004 Plan.

As of February 28, 2011, the aggregate intrinsic value (the difference in the closing market price of our common stock of $40.78 and the exercise price to be paid by the optionee) of stock options outstanding was $12.7 million. The aggregate intrinsic value of exercisable stock options at that date was $7.9 million. The total intrinsic value for options exercised (the difference in the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) was $1.2 million and $0.4 million for the three-month periods ended February 28, 2011 and February 28, 2010, respectively, and $1.6 million and $0.8 million for the nine-month periods ended February 28, 2011 and February 28, 2010, respectively.

We have provided additional stock-based compensation to employees and directors under stock appreciation rights contracts, deferred compensation agreements, restricted stock payments and a former stock awards program. At February 28, 2011, outstanding stock appreciation rights totaled 133,315 shares, deferred compensation agreements to be settled in cash totaled 101,397 shares, deferred compensation agreements to be settled in common stock totaled 2,294 shares, unvested restricted stock payments totaled 16,667 shares and stock awards totaled 2,323 shares. Other credits include $6.8 million at February 28, 2011 and $6.0 million at May 31, 2010 representing accrued stock-based compensation which is accounted for as liabilities and expected to be settled in cash. Common stock totaling 2.6 million shares at February 28, 2011 and 2.7 million shares at May 31, 2010 have been reserved for the settlement of stock-based compensation.

Total stock-based compensation included in selling, general and administrative expense was $2.0 million and $1.6 million in the three-month periods ended February 28, 2011 and February 28, 2010, respectively, and $4.3 million and $3.7 million in the nine-month periods ended February 28, 2011 and February 28, 2010, respectively. The impact of changes in our company’s stock price on stock-based awards accounted for as liabilities increased stock-based compensation $0.7 million and $0.4 million in the three-month periods ended February 28, 2011 and February 28, 2010, respectively, and $0.8 million and $0.4 million in the nine-month periods ended February 28, 2011 and February 28, 2010, respectively.

Total tax benefit recognized in our statements of operations for stock-based compensation was $0.5 million and $0.3 million in the three-month periods ended February 28, 2011 and February 28, 2010, respectively, and $0.9 million and $0.7 million in the nine-month periods ended February 28, 2011 and February 28, 2010, respectively. No cash tax benefit was realized for stock-based compensation in the three-month and nine-month periods ended February 28, 2011. Total cash tax benefit realized for stock-based compensation was $0.1 million and $0.7 million in the three-month and nine-month periods ended February 28, 2010, respectively.

As of February 28, 2011, $13.5 million of total unrecognized compensation cost related to stock options, restricted stock payments and stock awards is expected to be recognized in future periods. We currently expect to recognize in the years succeeding February 28, 2011 approximately $4.9 million of this stock-based compensation expense in 2012, $3.5 million in 2013, $2.6 million in 2014, $1.7 million in 2015 and $0.8 million in 2016.

7. Retirement Plans

Riverside Defined Benefit Plans. Approximately 600 employees and retirees of our subsidiary, Riverside Cement Company, are covered by a defined benefit pension plan and a postretirement health benefit plan. Unrecognized prior service costs and actuarial gains or losses for these plans are recognized in a systematic manner over the remaining service periods of active employees expected to receive benefits under these plans. The amount of the defined benefit pension plan and postretirement health benefit plan expense charged to costs and expenses for the three-month and nine-month periods ended February 28, 2011 and February 28, 2010, was as follows:

		Pension Benefit				Health Benefit
In thousands		2011		2010		2011		2010

Three months ended February 28
Service cost	$	125	$	114	$	28	$	27
Interest cost		738		791		107		117
Expected return on plan assets		(685)		(585)		--		--
Amortization of prior service cost		--		--		(194)		(194)
Amortization of net actuarial loss		517		500		153		150

	$	695	$	820	$	94	$	100

Nine months ended February 28
Service cost	$	376	$	343	$	85	$	80
Interest cost		2,213		2,374		319		350
Expected return on plan assets		(2,055)		(1,756)		--		--
Amortization of prior service cost		--		--		(581)		(581)
Amortization of net actuarial loss		1,551		1,500		460		452

	$	2,085	$	2,461	$	283	$	301

Financial Security Defined Benefit Plans. We have a series of financial security plans that are non-qualified defined benefit plans providing retirement and death benefits to substantially all of our executive and key managerial employees. The plans are contributory but not funded. Actuarial gains or losses are recognized when incurred. The amount of financial security plan benefit expense charged to costs and expenses for the three-month and nine-month periods ended February 28, 2011 and February 28, 2010, was as follows:

		FSP Benefit
In thousands		2011		2010

Three months ended February 28
Service cost	$	473	$	469
Interest cost		523		561
Recognized actuarial loss adjustment		131		--
Participant contributions		(94)		(95)

	$	1,033	$	935

Nine months ended February 28
Service cost	$	1,417	$	1,406
Interest cost		1,573		1,684
Recognized actuarial loss adjustment		393		--
Participant contributions		(294)		(299)

	$	3,089	$	2,791

8. Income Taxes

Income taxes for the interim periods ended February 28, 2011 and February 28, 2010 have been included in the accompanying financial statements on the basis of an estimated annual rate. The estimated annualized rate does not include the tax impact of the loss on debt retirements which has been recognized as a discrete item in the nine-month period ended February 28, 2011. The estimated annualized rate excluding this charge is 40.2% for fiscal year 2011 compared to 38.3% for fiscal year 2010. The primary reason that the tax rate differs from the 35% federal statutory corporate rate is due to percentage depletion that is tax deductible, state income taxes and deductions for income from qualified domestic production activities. We made income tax payments of less than $0.1 million and $0.2 million in the nine-month periods ended February 28, 2011 and February 28, 2010, respectively. We received income tax refunds of $13.1 million and $15.8 million in the nine-month periods ended February 28, 2011 and February 28, 2010, respectively.

Management reviews our deferred tax position and in particular our deferred tax assets whenever circumstances indicate that the assets may not be realized in the future and would record a valuation allowance unless such deferred tax assets were deemed more likely than not to be recoverable. The ultimate realization of these deferred tax assets is dependent upon various factors including the generation of taxable income during future periods. The Company’s deferred tax assets exceed deferred tax liabilities as of February 28, 2011. However, we have concluded based on all available evidence that a valuation allowance is not required. Should the Company continue to experience losses a valuation allowance may become necessary.

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

The following is a summary of operating results and certain other financial data for our business segments.

		Three months ended February 28,				Nine months ended February 28,
In thousands		2011		2010		2011		2010
Net sales
Cement
Sales to external customers	$	51,235	$	48,742	$	171,608	$	178,373
Intersegment sales		8,927		8,876		33,514		32,624
Aggregates
Sales to external customers		29,760		25,057		107,593		99,777
Intersegment sales		5,144		4,202		18,363		15,870
Consumer products
Sales to external customers		44,823		44,030		166,850		166,571
Intersegment sales		526		497		1,797		1,947
Eliminations		(14,597)		(13,575)		(53,674)		(50,441)

Total net sales	$	125,818	$	117,829	$	446,051	$	444,721

Segment operating profit
Cement	$	(12,438)	$	(16,302)	$	(6,526)	$	6,239
Aggregates		(82)		(1,151)		8,375		9,717
Consumer products		(4,635)		(1,982)		(6,267)		3,050

Total segment operating profit (loss)		(17,155)		(19,435)		(4,418)		19,006

Corporate		(8,410)		(10,386)		(20,837)		(25,610)
Interest		(9,670)		(13,642)		(37,967)		(40,250)
Loss on debt retirements		--		--		(29,619)		--

Loss before income taxes	$	(35,235)	$	(43,463)	$	(92,841)	$	(46,854)

Depreciation, depletion and amortization
Cement	$	9,124	$	9,250	$	27,454	$	27,877
Aggregates		4,793		5,057		14,521		15,118
Consumer products		1,919		1,695		5,284		5,398
Corporate		282		290		850		870

Total depreciation, depletion and amortization	$	16,118	$	16,292	$	48,109	$	49,263

Capital expenditures
Cement	$	13,767	$	2,111	$	26,346	$	6,902
Aggregates		498		1,896		5,402		4,304
Consumer products		1,038		279		6,505		447
Corporate		242		--		691		75

Total capital expenditures	$	15,545	$	4,286	$	38,944	$	11,728

Net sales by product
Cement	$	45,092	$	43,447	$	149,839	$	159,919
Stone, sand and gravel		14,119		11,568		52,173		49,104
Ready-mix concrete		34,340		33,677		129,771		129,398
Other products		18,920		18,522		66,042		67,080
Delivery fees		13,347		10,615		48,226		39,220

Total net sales	$	125,818	$	117,829	$	446,051	$	444,721

All sales were made in the United States during the periods presented with no single customer representing more than 10 percent of sales.

Cement segment operating profit includes $1.7 million and $3.4 million in the nine-month periods ended February 28, 2011 and February 28, 2010, respectively, from sales of emission credits associated with our Crestmore cement plant in Riverside, California.

Cement capital expenditures, including capitalized interest, incurred in connection with the expansion of our Hunter, Texas cement plant was $23.5 million and $5.3 million in the nine-month periods ended February 28, 2011 and February 28, 2010, respectively. Other capital expenditures incurred represent normal replacement and upgrades of existing equipment and acquisitions to sustain existing operations in each segment.

The following is a summary of assets used in each of our business segments.

		February 28,		May 31,
In thousands		2011		2010

Identifiable assets
Cement	$	1,073,417	$	1,093,301
Aggregates		211,790		229,084
Consumer products		79,129		85,641
Corporate		165,358		123,721

Total assets	$	1,529,694	$	1,531,747

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

In thousands		Texas Industries, Inc.		Guarantor Subsidiaries		Eliminating Entries		Consolidated

Condensed consolidating balance sheet at February 28, 2011

Cash and cash equivalents	$	123,035	$	327	$	--	$	123,362
Receivables - net		--		69,999		--		69,999
Inventories		--		143,341		--		143,341
Deferred income taxes and prepaid expenses		202		22,572		--		22,774

Total current assets		123,237		236,239		--		359,476
Property, plant and equipment – net		--		1,141,182		--		1,141,182
Goodwill		--		1,715		--		1,715
Real estate and investments		1,000		6,007		--		7,007
Deferred charges and other		13,920		6,394		--		20,314
Investment in subsidiaries		940,825		--		(940,825)		--
Long-term intercompany receivables		266,180		18,749		(284,929)		--

Total assets	$	1,345,162	$	1,410,286	$	(1,225,754)	$	1,529,694

Accounts payable	$	34	$	43,231	$	--	$	43,265
Accrued interest, compensation and other		8,947		31,140		--		40,087
Current portion of long-term debt		--		72		--		72

Total current liabilities		8,981		74,443		--		83,424
Long-term debt		650,268		2,154		--		652,422
Long-term intercompany payables		18,749		266,180		(284,929)		--
Deferred income taxes and other credits		(37,507)		126,684		--		89,177
Shareholders’ equity		704,671		940,825		(940,825)		704,671

Total liabilities and shareholders’ equity	$	1,345,162	$	1,410,286	$	(1,225,754)	$	1,529,694

Condensed consolidating balance sheet at May 31, 2010

Cash and cash equivalents	$	72,492	$	2,454	$	--	$	74,946
Receivables – net		13,253		98,931		--		112,184
Inventories		--		142,419		--		142,419
Deferred income taxes and prepaid expenses		152		23,274		--		23,426

Total current assets		85,897		267,078		--		352,975
Property, plant and equipment – net		--		1,154,509		--		1,154,509
Goodwill		--		1,715		--		1,715
Real estate and investments		767		6,007		--		6,774
Deferred charges and other		8,805		6,969		--		15,774
Investment in subsidiaries		945,210		--		(945,210)		--
Long-term intercompany receivables		288,174		18,755		(306,929)		--

Total assets	$	1,328,853	$	1,455,033	$	(1,252,139)	$	1,531,747

Accounts payable	$	84	$	56,130	$	--	$	56,214
Accrued interest, compensation and other		18,725		32,730		--		51,455
Current portion of long-term debt		--		234		--		234

Total current liabilities		18,809		89,094		--		107,903
Long-term debt		536,411		2,209		--		538,620
Long-term intercompany payables		18,755		288,174		(306,929)		--
Deferred income taxes and other credits		(6,370)		130,346		--		123,976
Shareholders’ equity		761,248		945,210		(945,210)		761,248

Total liabilities and shareholders’ equity	$	1,328,853	$	1,455,033	$	(1,252,139)	$	1,531,747

In thousands	Texas Industries, Inc.		Guarantor Subsidiaries		Eliminating Entries		Consolidated

Condensed consolidating statement of operations for the three months ended February 28, 2011

Net sales	$--	$	125,818	$	--	$	125,818
Cost of products sold	--		135,179		--		135,179

Gross profit (loss)	--		(9,361)		--		(9,361)
Selling, general and administrative	1,987		15,332		--		17,319
Interest	17,224		--		(7,554)		9,670
Loss on debt retirements	--		--		--		--
Other income	(44)		(1,071)		--		(1,115)
Intercompany other income	(863)		(6,691)		7,554		--

	18,304		7,570		--		25,874

Loss before the following items	(18,304)		(16,931)		--		(35,235)
Income tax benefit	(7,001)		(7,300)		--		(14,301)

	(11,303)		(9,631)		--		(20,934)
Equity in earnings (loss) of subsidiaries	(9,631)		--		9,631		--

Net loss	$(20,934)	$	(9,631)	$	9,631	$	(20,934)

Condensed consolidating statement of operations for the three months ended February 28, 2010

Net sales	$--	$	117,829	$	--	$	117,829
Cost of products sold	--		131,126		--		131,126

Gross profit (loss)	--		(13,297)		--		(13,297)
Selling, general and administrative	1,854		15,714		--		17,568
Interest	13,469		1,036		(863)		13,642
Loss on debt retirements	--		--		--		--
Other income	(7)		(1,037)		--		(1,044)
Intercompany other income	(863)		--		863		--

	14,453		15,713		--		30,166

Loss before the following items	(14,453)		(29,010)		--		(43,463)
Income tax benefit	(5,192)		(11,166)		--		(16,358)

	(9,261)		(17,844)		--		(27,105)
Equity in earnings (loss) of subsidiaries	(17,844)		--		17,844		--

Net loss	$(27,105)	$	(17,844)	$	17,844	$	(27,105)

In thousands		Texas Industries, Inc.		Guarantor Subsidiaries		Eliminating Entries		Consolidated

Condensed consolidating statement of operations for the nine months ended February 28, 2011

Net sales	$	--	$	446,051	$	--	$	446,051
Cost of products sold		--		427,237		--		427,237

Gross profit (loss)		--		18,814		--		18,814
Selling, general and administrative		4,754		47,249		--		52,003
Interest		48,858		--		(10,891)		37,967
Loss on debt retirements		29,619		--		--		29,619
Other income		(170)		(7,764)		--		(7,934)
Intercompany other income		(2,618)		(8,273)		10,891		--

		80,443		31,212		--		111,655

Loss before the following items		(80,443)		(12,398)		--		(92,841)
Income tax benefit		(29,910)		(7,104)		--		(37,014)

		(50,533)		(5,294)		--		(55,827)
Equity in earnings (loss) of subsidiaries		(5,294)		--		5,294		--

Net loss	$	(55,827)	$	(5,294)	$	5,294	$	(55,827)

Condensed consolidating statement of operations for the nine months ended February 28, 2010

Net sales	$	--	$	444,721	$	--	$	444,721
Cost of products sold		--		407,041		--		407,041

Gross profit (loss)		--		37,680		--		37,680
Selling, general and administrative		5,192		48,516		--		53,708
Interest		39,731		3,137		(2,618)		40,250
Loss on debt retirements		--		--		--		--
Other income		(33)		(9,391)		--		(9,424)
Intercompany other income		(2,618)		--		2,618		--

		42,272		42,262		--		84,534

Loss before the following items		(42,272)		(4,582)		--		(46,854)
Income tax benefit		(16,116)		(1,646)		--		(17,762)

		(26,156)		(2,936)		--		(29,092)
Equity in earnings (loss) of subsidiaries		(2,936)		--		2,936		--

Net loss	$	(29,092)	$	(2,936)	$	2,936	$	(29,092)

In thousands		Texas Industries, Inc.		Guarantor Subsidiaries		Eliminating Entries		Consolidated

Condensed consolidating statement of cash flows for the nine months ended February 28, 2011

Net cash provided by operating activities	$	(46,342)	$	54,548	$	--	$	8,206

Investing activities
Capital expenditures – expansions		--		(23,507)		--		(23,507)
Capital expenditures – other		--		(15,437)		--		(15,437)
Proceeds from asset disposals		--		3,243		--		3,243
Investments in life insurance contracts		3,894		--		--		3,894
Other – net		--		1,230		--		1,230

Net cash provided (used) by investing activities		3,894		(34,471)		--		(30,577)

Financing activities
Long-term borrowings		650,000		--		--		650,000
Debt retirements		(561,394)		(216)		--		(561,610)
Debt issuance costs		(12,480)		--		--		(12,480)
Stock option exercises		1,139		--		--		1,139
Excess tax benefits from stock-based compensation		--		--		--		--
Common dividends paid		(6,262)		--		--		(6,262)
Net intercompany financing activities		21,988		(21,988)		--		--

Net cash provided (used) by financing activities		92,991		(22,204)		--		70,787

Increase in cash and cash equivalents		50,543		(2,127)		--		48,416

Cash and cash equivalents at beginning of period		72,492		2,454		--		74,946

Cash and cash equivalents at end of period	$	123,035	$	327	$	--	$	123,362

Condensed consolidating statement of cash flows for the nine months ended February 28, 2010

Net cash provided by operating activities	$	(33,573)	$	80,433	$	--	$	46,860

Investing activities
Capital expenditures – expansions		--		(5,304)		--		(5,304)
Capital expenditures – other		--		(6,424)		--		(6,424)
Proceeds from asset disposals		--		21,568		--		21,568
Investments in life insurance contracts		6,931		--		--		6,931
Other – net		--		14		--		14

Net cash provided (used) by investing activities		6,931		9,854		--		16,785

Financing activities
Long-term borrowings		--		--		--		--
Debt retirements		--		(276)		--		(276)
Debt issuance costs		(2,039)		--		--		(2,039)
Stock option exercises		499		--		--		499
Excess tax benefits from stock-based compensation		234		--		--		234
Common dividends paid		(6,244)		--		--		(6,244)
Net intercompany financing activities		91,044		(91,044)		--		--

Net cash provided (used) by financing activities		83,494		(91,320)		--		(7,826)

Increase in cash and cash equivalents		56,852		(1,033)		--		55,819

Cash and cash equivalents at beginning of period		17,226		2,570		--		19,796

Cash and cash equivalents at end of period	$	74,078	$	1,537	$	--	$	75,615

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Texas Industries, Inc.

We have reviewed the accompanying consolidated balance sheet of Texas Industries, Inc. and subsidiaries (the Company) as of February 28, 2011, and the related consolidated statements of operations for the three- and nine-month periods ended February 28, 2011 and 2010 and cash flows for the nine-month periods ended February 28, 2011 and 2010. These financial statements are the responsibility of the Company’s management.

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

March 25, 2011

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

During the three-month and nine-month periods ended February 28, 2011, construction activity has remained at low levels in both our California and Texas market areas. We have continued to focus on cost reduction, management of our cash position and management of production levels, which we believe has had a significant positive impact on our operating results.

Consolidated sales for the three-month period ended February 28, 2011 were $125.8 million, an increase of $8.0 million from the prior year period primarily due to higher shipments for our major products offset in part by lower sales prices. Consolidated cost of products sold for the three-month period ended February 28, 2011 was $135.2 million, an increase of $4.1 million from the prior year period primarily due to higher shipments. Consolidated gross loss for the three-month periods ended February 28, 2011 and February 28, 2010 was $9.4 million and $13.3 million, respectively.

Consolidated sales for the nine-month period ended February 28, 2011 were $446.1 million, an increase of $1.3 million from the prior year period primarily due to higher shipments for our major products offset in part by lower sales prices. Consolidated cost of products sold for the nine-month period ended February 28, 2011 was $427.3 million, an increase of $20.2 million from the prior year period primarily due to higher shipments. Consolidated gross profit for the nine-month periods ended February 28, 2011 and February 28, 2010 was $18.8 million and $37.7 million, respectively.

Consolidated selling, general and administrative expense for the three-month period ended February 28, 2011 was $17.3 million, a decrease of $0.3 million from the prior year period. Provisions for bad debts increased $0.2 million and stock-based compensation increased $0.4 million from the prior year period. Our stock-based compensation includes awards expected to be settled in cash, the expense for which is based on their fair value at the end of each period until the awards are paid. The impact of changes in our stock price on the fair value of these awards increased expense $0.7 million and $0.4 million for the three-month periods ended February 28, 2011 and February 28, 2010, respectively. We hold life insurance policies in connection with certain of our benefit plans. Proceeds received from the policies in the three-month period ended February 28, 2011 decreased expense $0.2 million from the prior year period. Our focus on reducing controllable costs lowered other expenses $0.7 million in the three-month period ended February 28, 2011 from the prior year period.

Consolidated selling, general and administrative expense for the nine-month period ended February 28, 2011 was $52.0 million, a decrease of $1.7 million from the prior year period. Provisions for bad debts increased $0.6 million and stock-based compensation increased $0.5 million from the prior year period. The impact of changes in our stock price on the fair value of awards expected to be settled in cash increased expense $0.8 million and $0.4 million for the nine-month periods ended February 28, 2011 and February 28, 2010, respectively. We hold life insurance policies in connection with certain of our benefit plans. Proceeds received from the policies in the nine-month period ended February 28, 2011 decreased expense $0.8 million from the prior year period. Our focus on reducing controllable costs lowered other expenses $2.0 million in the nine-month period ended February 28, 2011 from the prior year period.

Consolidated other income for the three-month period ended February 28, 2011 was $1.1 million, an increase of $0.1 million from the prior year period. Higher royalty income was offset in part by lower interest income.

Consolidated other income for the nine-month period ended February 28, 2011 was $7.9 million, a decrease of $1.5 million from the prior year period. Routine sales of surplus operating assets and real estate resulted in gains of $1.5 million and $1.3 million in the nine-month periods ended February 28, 2011 and February 28, 2010, respectively. In addition, we sold emissions credits associated with our Crestmore cement plant in Riverside, California that resulted in gains of $1.7 million and $3.4 million in the nine-month periods ended February 28, 2011 and February 28, 2010, respectively.

Total segment operating profit (loss) for the three-month periods ended February 28, 2011 and February 28, 2010 was $(17.2) million and $(19.4) million, respectively. Total segment operating profit (loss) for the nine-month periods ended February 28, 2011 and February 28, 2010 was $(4.4) million and $19.0 million, respectively. The following is a summary of operating results for our business segments and certain other information related to our principal products and non-operating income and expenses.

Cement Operations

	Three months ended February 28,		Nine months ended February 28,
In thousands except per unit	2011	2010	2011	2010

Operating Results
Total cement sales	$54,018	$52,322	$183,307	$192,508
Total other sales and delivery fees	6,144	5,296	21,815	18,489

Total segment sales	60,162	57,618	205,122	210,997
Cost of products sold	70,010	70,616	203,194	198,834

Gross profit (loss)	(9,848)	(12,998)	1,928	12,163
Selling, general and administrative	(3,286)	(3,715)	(12,097)	(12,748)
Other income	696	411	3,643	6,824

Operating Profit (Loss)	$(12,438)	$(16,302)	$(6,526)	$6,239

Cement
Shipments (tons)	704	639	2,361	2,292
Prices ($/ton)	$76.75	$81.82	$77.64	$83.96
Cost of sales ($/ton)	$90.43	$101.70	$77.67	$78.96

Three months ended February 28, 2011

Cement operating loss for the three-month periods ended February 28, 2011 and February 28, 2010 was $12.4 million and $16.3 million, respectively. Higher shipments offset in part by lower sales prices increased total sales $2.5 million from the prior year period.

Total segment sales for the three-month period ended February 28, 2011 were $60.2 million compared to $57.6 million for the prior year period. Cement sales increased $1.7 million from the prior year period as construction activity has remained at low levels in both our Texas and California market areas. Our Texas market area accounted for approximately 72% of cement sales in the current period compared to 73% of cement sales in the prior year period. Average cement prices decreased 7% in our Texas market area and 5% in our California market area. Shipments increased 9% in our Texas market area and 13% in our California market area.

Cost of products sold for the three-month period ended February 28, 2011 decreased $0.6 million from the prior year period. The effect of higher shipments was offset by lower energy and raw material costs and the effect of higher clinker production. Cement unit costs decreased 11% from the prior year period.

Selling, general and administrative expense for the three-month period ended February 28, 2011 decreased $0.4 million from the prior year period. The decrease was primarily due to lower provisions for bad debts and defined benefit plan expense.

Other income for the three-month period ended February 28, 2011 increased $0.3 million from the prior year period. The increase was primarily due to higher gains from routine sales of surplus operating assets.

Nine months ended February 28, 2011

Cement operating loss for the nine-month period ended February 28, 2011 was $6.5 million. Cement operating profit for the nine-month period ended February 28, 2010 was $6.2 million. Lower sales prices offset in part by higher shipments reduced total sales $5.9 million from the prior year period. In addition, other income decreased $3.2 million from the prior year period.

Total segment sales for the nine-month period ended February 28, 2011 were $205.1 million compared to $211.0 million for the prior year period. Cement sales decreased $9.2 million from the prior year period as construction activity has remained at low levels in both our Texas and California market areas. Our Texas market area accounted for approximately 71% of cement sales in each period. Average cement prices decreased 7% in our Texas market area and 9% in our California market area. Shipments increased 3% in both our Texas and California market areas.

Cost of products sold for the nine-month period ended February 28, 2011 increased $4.4 million from the prior year period. The effect of higher shipments was offset in part by the effect of higher clinker production. Cement unit costs decreased 2% from the prior year period.

Selling, general and administrative expense for the nine-month period ended February 28, 2011 decreased $0.7 million from the prior year period. The decrease was primarily due to lower provisions for bad debts and defined benefit plan expense.

Other income for the nine-month period ended February 28, 2011 decreased $3.2 million from the prior year period. The decrease was primarily due to $0.9 million lower royalty income, $0.3 million lower gains from routine sales of surplus operating assets and $1.7 million lower gains from sales of emissions credits associated with our Crestmore cement plant in Riverside, California.

Aggregate Operations

	Three months ended February 28,		Nine months ended February 28,
In thousands except per unit	2011	2010	2011	2010

Operating Results
Total stone, sand and gravel sales	$18,212	$14,849	$67,449	$62,860
Total other sales and delivery fees	16,692	14,410	58,507	52,787

Total segment sales	34,904	29,259	125,956	115,647
Cost of products sold	32,323	28,882	110,735	100,038

Gross profit	2,581	377	15,221	15,609
Selling, general and administrative	(2,679)	(1,937)	(8,552)	(7,131)
Other income	16	409	1,706	1,239

Operating Profit (Loss)	$(82)	$(1,151)	$8,375	$9,717

Stone, sand and gravel
Shipments (tons)	2,470	1,947	9,080	8,012
Prices ($/ton)	$7.38	$7.62	$7.43	$7.85
Cost of sales ($/ton)	$7.23	$8.41	$6.69	$7.04

Three months ended February 28, 2011

Aggregate operating loss for the three-month periods ended February 28, 2011 and February 28, 2010 was $0.1 million and $1.2 million, respectively.

Total segment sales for the three-month period ended February 28, 2011 were $34.9 million compared to $29.3 million for the prior year period. Stone, sand and gravel sales increased $3.4 million from the prior year period on 27% higher shipments and 3% lower average prices.

Cost of products sold for the three-month period ended February 28, 2011 increased $3.4 million from the prior year period primarily due to higher shipments. Stone, sand and gravel unit costs decreased 14% from the prior year period primarily due to the effect of higher shipments on unit costs.

Selling, general and administrative expense for the three-month period ended February 28, 2011 increased $0.7 million from the prior year period primarily due to higher provisions for casualty insurance claims.

Other income for the three-month period ended February 28, 2011 decreased $0.4 million from the prior year period primarily due to lower gains from routine sales of surplus operating assets.

Nine months ended February 28, 2011

Aggregate operating profit for the nine-month periods ended February 28, 2011 and February 28, 2010 was $8.4 million and $9.7 million, respectively.

Total segment sales for the nine-month period ended February 28, 2011 were $126.0 million compared to $115.6 million for the prior year period. Stone, sand and gravel sales increased $4.6 million from the prior year period on 13% higher shipments and 5% lower average prices.

Cost of products sold for the nine-month period ended February 28, 2011 increased $10.7 million from the prior year period primarily due to higher shipments. Stone, sand and gravel unit costs decreased 5% from the prior year period primarily due to the effect of higher shipments on unit costs offset in part by higher repair and maintenance costs.

Selling, general and administrative expense for the nine-month period ended February 28, 2011 increased $1.4 million from the prior year period primarily due to higher provisions for bad debts and casualty insurance claims.

Other income for the nine-month period ended February 28, 2011 increased $0.5 million from the prior year period primarily due to higher gains from routine sales of surplus operating assets.

Consumer Products Operations

	Three months ended February 28,		Nine months ended February 28,
In thousands except per unit	2011	2010	2011	2010

Operating Results
Total ready-mix concrete sales	$34,351	$33,695	$129,834	$129,468
Total other sales and delivery fees	10,998	10,832	38,813	39,050

Total segment sales	45,349	44,527	168,647	168,518
Cost of products sold	47,443	45,203	166,982	158,610

Gross profit (loss)	(2,094)	(676)	1,665	9,908
Selling, general and administrative	(2,607)	(1,421)	(8,330)	(7,374)
Other income	66	115	398	516

Operating Profit (Loss)	$(4,635)	$(1,982)	$(6,267)	$3,050

Ready-mix concrete
Shipments (cubic yards)	471	427	1,715	1,540
Prices ($/cubic yard)	$72.83	$79.17	$75.66	$84.12
Cost of sales ($/cubic yard)	$80.71	$84.35	$77.97	$81.48

Three months ended February 28, 2011

Consumer products operating loss for the three-month periods ended February 28, 2011 and February 28, 2010 was $4.6 million and $2.0 million, respectively. Reduced margins due to lower sales prices increased operating loss from the prior year period.

Total segment sales for the three-month period ended February 28, 2011 were $45.3 million compared to $44.5 million for the prior year period. Ready-mix concrete sales for the three-month period ended February 28, 2011 increased $0.7 million from the prior year period on 8% lower average prices and 10% higher shipments.

Cost of products sold for the three-month period ended February 28, 2011 increased $2.2 million from the prior year period primarily due to higher shipments. Ready-mix concrete unit costs decreased 4% from the prior year period primarily due to the effect of higher shipments and lower raw material costs offset in part by higher repair and maintenance costs.

Selling, general and administrative expense for the three-month period ended February 28, 2011 increased $1.2 million from the prior year period primarily due to higher provisions for bad debts and casualty insurance claims.

Other income for the three-month period ended February 28, 2011 was comparable to the prior year period.

Nine months ended February 28, 2011

Consumer products operating loss for the nine-month period ended February 28, 2011 was $6.3 million. Consumer products operating profit for the nine-month period ended February 28, 2010 was $3.1 million. Reduced margins due to lower sales prices decreased operating profit from the prior year period.

Total segment sales for the nine-month period ended February 28, 2011 were $168.6 million compared to $168.5 million for the prior year period. Ready-mix concrete sales for the nine-month period ended February 28, 2011 increased $0.4 million from the prior year period on 10% lower average prices and 11% higher shipments.

Cost of products sold for the nine-month period ended February 28, 2011 increased $8.4 million from the prior year period primarily due to higher shipments. Ready-mix concrete unit costs decreased 4% from the prior year period primarily due to the effect of higher shipments and lower raw material costs offset in part by higher repair and maintenance costs.

Selling, general and administrative expense for the nine-month period ended February 28, 2011 increased $1.0 million from the prior year period primarily due to higher provisions for bad debts and casualty insurance claims.

Other income for the nine-month period ended February 28, 2011 decreased $0.1 million from the prior year period primarily due to lower gains from routine sales of surplus operating assets.

Corporate

	Three months ended February 28,		Nine months ended February 28,
In thousands	2011	2010	2011	2010

Other income	$337	$109	$2,187	$845
Selling, general and administrative	(8,747)	(10,495)	(23,024)	(26,455)

	$(8,410)	$(10,386)	$(20,837)	$(25,610)

Three months ended February 28, 2011

Other income for the three-month period ended February 28, 2011 increased $0.2 million from the prior year period primarily due to higher oil and gas royalty payments offset in part by lower interest income.

Selling, general and administrative expense for the three-month period ended February 28, 2011 decreased $1.7 million from the prior year period. The decrease was primarily the result of lower provisions for casualty insurance claims and property tax expense.

Nine months ended February 28, 2011

Other income for the nine-month period ended February 28, 2011 increased $1.3 million from the prior year period primarily due to higher oil and gas lease bonus and royalty payments offset in part by lower interest income.

Selling, general and administrative expense for the nine-month period ended February 28, 2011 decreased $3.4 million from the prior year period. The decrease was primarily the result of $1.8 million lower provisions for casualty insurance claims and property tax expense offset in part by $0.5 million higher stock-based compensation and retirement expense. We hold life insurance policies in connection with certain of our benefit plans. Proceeds received from the policies in the nine-month period ended February 28, 2011 decreased expense $0.8 million from the prior year period. Our focus on reducing controllable costs lowered other expenses $1.3 million in the nine-month period ended February 28, 2011 from the prior year period.

Interest

Interest expense incurred for the three-month period ended February 28, 2011 was $17.3 million, of which $7.6 million was capitalized in connection with our Hunter, Texas cement plant expansion project and $9.7 million was expensed. Interest expense incurred for the three-month period ended February 28, 2010 was $13.6 million, all of which was expensed.

Interest expense incurred for the nine-month period ended February 28, 2011 was $49.0 million, of which $11.0 million was capitalized in connection with our Hunter, Texas cement plant expansion project and $38.0 million was expensed. Interest expense incurred for the nine-month period ended February 28, 2010 was $40.3 million, all of which was expensed.

Interest expense incurred for the three-month and nine-month periods ended February 28, 2011 increased from the prior year periods primarily as a result of higher average outstanding debt at higher interest rates due to the August 2010 refinancing of our 7.25% senior notes. An additional $8 million of interest expense is estimated to be capitalized in connection with our Hunter, Texas cement plant expansion project during the remainder of our current fiscal year.

Loss on Debt Retirements

On July 27, 2010, we commenced a cash tender offer for all of the outstanding $550 million aggregate principal amount of our 7.25% senior notes due 2013 and a solicitation of consents to amend the indenture governing the 7.25% notes. Pursuant to the tender offer and consent solicitation, we purchased $536.6 million aggregate principal amount of the 7.25% notes, and paid an aggregate of $547.7 million in purchase price and consent fees. On September 9, 2010, we redeemed the remaining $13.4 million aggregate principal amount of the 7.25% notes at a price of 101.813% of the principal amount thereof, plus accrued and unpaid interest on the 7.25% notes to the redemption date. We used the net proceeds from the issuance and sale of $650 million aggregate principal amount of our 9.25% senior notes to pay the purchase or redemption price of the 7.25% notes and the consent fees. As of February 28, 2011, we recognized a loss on debt retirement of $29.6 million representing $11.4 million in consent fees, redemption price premium and transaction costs and a write-off of $18.2 million of unamortized debt discount and original issuance costs associated with the 7.25% notes.

Income Taxes

Income taxes for the interim periods ended February 28, 2011 and February 28, 2010 have been included in the accompanying financial statements on the basis of an estimated annual rate. The estimated annualized rate does not include the tax impact of the loss on debt retirements which has been recognized as a discrete item in the nine-month period ended February 28, 2011. The estimated annualized rate excluding this charge is 40.2% for fiscal year 2011 compared to 38.3% for fiscal year 2010. The primary reason that the tax rate differs from the 35% federal statutory corporate rate is due to percentage depletion that is tax deductible, state income taxes and deductions for income from qualified domestic production activities. We made income tax payments of less than $0.1 million and $0.2 million in the nine-month periods ended February 28, 2011 and February 28, 2010, respectively. We received income tax refunds of $13.1 million and $15.8 million in the nine-month periods ended February 28, 2011 and February 28, 2010, respectively.

Management reviews our deferred tax position and in particular our deferred tax assets whenever circumstances indicate that the assets may not be realized in the future and would record a valuation allowance unless such deferred tax assets were deemed more likely than not to be recoverable. The ultimate realization of these deferred tax assets is dependent upon various factors including the generation of taxable income during future periods. The Company’s deferred tax assets exceed deferred tax liabilities as of February 28, 2011. However, we have concluded based on all available evidence that a valuation allowance is not required. Should the Company continue to experience losses a valuation allowance may become necessary.

LIQUIDITY AND CAPITAL RESOURCES

In addition to cash and cash equivalents of $123.4 million at February 28, 2011, our sources of liquidity include cash from operations and borrowings available under our senior secured revolving credit facility.

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

The amount that can be borrowed under the credit facility is limited to an amount based on the value of our consolidated accounts receivable, inventory and mobile equipment. This amount, called the borrowing base, may be less than the $200 million stated principal amount of the credit facility. The borrowing base under the agreement was $125.7 million as of February 28, 2011. We are not required to maintain any financial ratios or covenants unless an event of default occurs or the unused portion of the borrowing base is less than $40 million, in which case we must maintain a fixed charge coverage ratio of at least 1.1 to 1.0. At February 28, 2011, our fixed charge coverage ratio was .04 to 1.0. Given this ratio, we may use only $85.7 million of the borrowing base as of such date. No borrowings were outstanding at February 28, 2011; however, $31.1 million of the borrowing base was used to support letters of credit. As a result, the maximum amount we could borrow as of February 28, 2011 was $54.6 million.

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

The credit agreement contains a number of covenants restricting, among other things, prepayment or redemption of our senior notes, distributions and dividends on and repurchases of our capital stock, acquisitions and investments, indebtedness, liens and affiliate transactions. We are permitted to pay cash dividends on our common stock as long as the credit facility is not in default, the fixed charge coverage ratio is greater than 1.1 to 1.0 and borrowing availability under the borrowing base is more than $50 million. When our fixed charge coverage ratio is less than 1.1 to 1.0, we are permitted to pay cash dividends on our common stock not to exceed $2.5 million in any single instance (which shall not occur more than four times in any calendar year) or $10 million in the aggregate during any calendar year as long as the credit facility is not in default and borrowing availability is more than the greater of $60 million or 30% of the aggregate commitments of all lenders. For this purpose, borrowing availability is equal to the borrowing base less the amount of outstanding borrowings less the amount used to support letters of credit. We were in compliance with all of our loan covenants as of February 28, 2011.

9.25% Senior Notes. On August 10, 2010, we sold $650 million aggregate principal amount of our 9.25% senior notes due 2020 at an offering price of 100%. The notes were issued under an indenture dated as of August 10, 2010. The net proceeds were used to purchase or redeem all of our outstanding 7.25% senior notes due 2013, with additional proceeds available for general corporate purposes.

At February 28, 2011, we had $650 million aggregate principal amount of 9.25% senior notes outstanding. Under the indenture, at any time on or prior to August 15, 2015, we may redeem the notes at a redemption price equal to the sum of the principal amount thereof, plus accrued interest and a make-whole premium. On and after August 15, 2015, we may redeem all or a part of the notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest if redeemed during the twelve-month period beginning on August 15 of the years indicated below:

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

All of our consolidated subsidiaries have unconditionally guaranteed the 9.25% senior notes. The indenture governing the notes contains affirmative and negative covenants that, among other things, limit our and our subsidiaries’ ability to pay dividends on or redeem or repurchase stock, make certain investments, incur additional debt or sell preferred stock, create liens, restrict dividend payments or other payments from subsidiaries to the Company, engage in consolidations and mergers or sell or transfer assets, engage in sale and leaseback transactions, engage in transactions with affiliates, and sell stock in our subsidiaries. We are not required to maintain any affirmative financial ratios or covenants. We were in compliance with all of our covenants as of February 28, 2011.

Refinancing. On July 27, 2010, we commenced a cash tender offer for all of the outstanding $550 million aggregate principal amount of our 7.25% senior notes due 2013 and a solicitation of consents to amend the indenture governing the 7.25% notes. Pursuant to the tender offer and consent solicitation, we purchased $536.6 million aggregate principal amount of the 7.25% notes, and paid an aggregate of $547.7 million in purchase price and consent fees. On September 9, 2010, we redeemed the remaining $13.4 million aggregate principal amount of the 7.25% notes at a price of 101.813% of the principal amount thereof, plus accrued and unpaid interest on the 7.25% notes to the redemption date. As of February 28, 2011, we recognized a loss on debt retirement of $29.6 million representing $11.4 million in consent fees, redemption price premium and transaction costs and a write-off of $18.2 million of unamortized debt discount and original issuance costs associated with the 7.25% notes.

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

During October 2007, we commenced construction on a project to expand our Hunter, Texas cement plant. In May 2009 we temporarily halted construction on the project because we believed that economic and market conditions made it unlikely that current cement demand levels in Texas would permit the new kiln to operate profitably if the project was completed as originally scheduled. We resumed construction in October 2010. The total capital cost of the project is expected to be between $365 million and $375 million, excluding capitalized interest, and commissioning is expected to begin within 24 months of the restart of construction. As of February 28, 2011, we have incurred approximately $303.9 million, excluding capitalized interest of approximately $27.3 million related to the project, of which $301.9 million has been paid.

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

Cash Flows

Net cash provided by operating activities for the nine-month period ended February 28, 2011 was $8.2 million. Net cash provided by operating activities for the nine-month period ended February 28, 2010 was $46.9 million. The decrease was primarily the result of lower income from operations and changes in working capital items.

Net cash used by investing activities for the nine-month period ended February 28, 2011 was $30.6 million. Net cash provided by investing activities for the nine-month period ended February 28, 2010 was $16.8 million.

Capital expenditures, including capitalized interest, incurred in connection with the expansion of our Hunter, Texas cement plant were $23.5 million and $5.3 million for the nine-month periods ended February 28, 2011 and February 28, 2010, respectively. Capital expenditures for normal replacement and upgrades of existing equipment and acquisitions to sustain our existing operations were $15.4 million and $6.4 million for the nine-month periods ended February 28, 2011 and February 28, 2010, respectively.

Proceeds from asset disposals for the nine-month period ended February 28, 2010 includes proceeds of $19.2 million representing the outstanding principal amount of a note receivable we sold December 18, 2009. The note was received in connection with the sale of land associated with our expanded shale and clay operations in south Texas in 2006 and had been scheduled to mature May 31, 2010.

We have elected to receive distributions from life insurance contracts purchased in connection with certain of our benefit plans. Proceeds from distributions and policy settlements for the nine-month periods ended February 28, 2011 and February 28, 2010 were $7.4 million and $10.6 million, respectively, which were offset in part by premiums and fees paid to maintain the policies.

Net cash provided by financing activities for the nine-month period ended February 28, 2011 was $70.8 million. Net cash used by financing activities for the nine-month period ended February 28, 2010 was $7.8 million.

On July 27, 2010, we commenced a cash tender offer for all of the outstanding $550 million aggregate principal amount of our 7.25% senior notes due 2013 and a solicitation of consents to amend the indenture governing the 7.25% notes. Pursuant to the tender offer and consent solicitation, we purchased $536.6 million aggregate principal amount of the 7.25% notes, and paid an aggregate of $547.7 million in purchase price and consent fees. On September 9, 2010, we redeemed the remaining $13.4 million aggregate principal amount of the 7.25% notes at a price of 101.813% of the principal amount thereof, plus accrued and unpaid interest on the 7.25% notes to the redemption date. We used the net proceeds from the issuance and sale of $650 million aggregate principal amount of our 9.25% senior notes to pay the purchase or redemption price of the 7.25% notes and the consent fees. As of February 28, 2011, we recognized a loss on debt retirement of $29.6 million representing $11.4 million in consent fees, redemption price premium and transaction costs and a write-off of $18.2 million of unamortized debt discount and original issuance costs associated with the 7.25% notes.

Dividends paid on our common stock for the nine-month periods ended February 28, 2011 and February 28, 2010 were $6.3 million and $6.2 million, respectively.

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

The estimated fair value of each class of financial instrument as of February 28, 2011 and May 31, 2010 approximates its carrying value except for long-term debt having fixed interest rates. The fair value of our long-term debt is estimated based on broker/dealer quoted market prices. As of February 28, 2011, the fair value of our long-term debt, including the current portion, was approximately $714.2 million compared to the carrying amount of $652.5 million. As of May 31, 2010, the fair value of our long-term debt, including the current portion, was approximately $534.8 million compared to the carrying amount of $538.9 million.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of February 28, 2011.

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

California Climate Change Regulations. In 2006, California adopted the “California Global Warming Solutions Act of 2006”, which requires the California Air Resources Board (CARB) to implement rules designed to achieve a statewide reduction in greenhouse gas (GHG) emissions in California to 1990 levels by 2020. In December 2010, CARB adopted new rules that establish a market-based cap-and-trade program beginning on January 1, 2012. The new rules apply to our cement plant in Oro Grande, California and most likely to our lightweight aggregate plant in Frazier Park, California.

The new rules establish a statewide cap on the level of GHG emissions from covered industries for each year from 2012 to 2020. The cap will decline approximately 2% to 3% per year. Individual facilities such as ours will not be assigned a specific limit on GHG emissions. Instead, we will be required to surrender allowances (each covering the equivalent of one ton of carbon dioxide) equal to our total GHG emissions. CARB will allocate allowances equal to the declining cap in a manner prescribed by the rules. To provide a gradual transition, CARB will provide significant free allowances to all industrial sources during the first three years. If our emissions exceed the number of allowances we receive, we may purchase additional allowances in the open market, buy them at a regular quarterly auction conducted by CARB or purchase them from a state price containment reserve. At this time market prices of allowances have not been established, but the rules establish prices for allowances purchased from the state price containment reserve beginning at $40 per metric ton of carbon dioxide emissions in 2012 and increasing annually thereafter.

Our allocation of free allowances will be based on our annual production levels adjusted by a factor that compares the GHG intensity of our plant (i.e., our GHG emissions per unit of production) to the California cement sector average intensity benchmark. This benchmark will be determined by CARB. We believe that the intensity level of our Oro Grande plant will compare favorably to the cement sector average intensity benchmark. CARB further projects that the level of free allowances will be reduced over time with the implementation of a cap adjustment factor intended to gradually reduce the statewide cap over the compliance period. This reduction in the cap will result in a reduction in the level of free allowances allocated to the Oro Grande plant. Neither the cement sector average intensity benchmark nor the cap adjustment factor have been finally determined.

The new rules are likely to be amended before the cap-and-trade program becomes effective and, in any event, the interpretation of many aspects of the rules is still uncertain. The benchmark factor used to calculate the allocation of free allowances has not yet been developed, and it is too early in the process to determine the total number of allowances available for distribution to industrial entities. In addition, the California cement industry is discussing a number of issues with CARB, including a California border adjustment mechanism to help create a level playing field with imported cement.

As a result of these issues, the impact of the new rules is still uncertain and at this time we cannot predict what the cost or effect of the rules will be on our business. In addition, a recent San Francisco Superior Court ruling could delay the effective date of the rules, so the timing of any effect of the rules on us is also uncertain.

Federal Climate Change Regulations. The U.S. Supreme Court decision in Massachusetts v. EPA relating to regulation of GHG emissions from automobiles spurred the Environmental Protection Agency (EPA) to issue in December 2009 a finding that certain GHGs such as carbon dioxide contribute to air pollution that may endanger public health or welfare. Numerous parties, including certain states, industry associations and other private parties, have filed court petitions challenging the validity of the finding.

The endangerment finding does not include any proposed regulations. Although both the Obama Administration and the Administrator of the EPA have indicated their preference for comprehensive federal legislation regulating the emission of GHGs, no such legislation has been adopted and it does not appear that the current session of the U. S. Congress is likely to do so.

In the absence of federal legislation, the EPA issued a final rule in May 2010 that phases major stationary sources (such as cement plants) into GHG permitting requirements beginning January 2, 2011. This rule, in conjunction with a June 2010 GHG rule referred to as the “Tailoring Rule,” will require us to incorporate best available control technology in any new cement plant that we propose to build and in our existing cement plants when we have to renew their principal operating permits or when we propose to modify them in a manner that would increase GHG emissions (in our case, basically carbon dioxide emissions) by more than 75,000 tons per year. This rule has also been challenged in court by many of the same parties that are challenging the endangerment finding. In addition, legislation has been introduced or is likely to be introduced in the U. S. Congress that would strip the EPA of authority to regulate GHGs under the federal Clean Air Act (CAA) or place a moratorium on such regulation for two years or longer or limit the funding of EPA to enforce these rules. The Obama Administration has signaled its intent to veto such legislation if passed by Congress.

We filed applications with the Texas Commission on Environmental Quality to renew our federal operating permit for our Midlothian, Texas cement plant in April 2010 and our Hunter, Texas cement plant in February 2011. The permit renewals have not yet been issued, and we are uncertain whether the new EPA rules will apply to them. Although many states have the authority and have indicated a willingness to issue permits containing conditions relating to GHGs, the state of Texas has stated that it does not have the authority and has declined to issue such permits. As a result, the EPA adopted a rule in December 2010 under which it would review applications for and issue permits containing GHG conditions for facilities in Texas. The state of Texas subsequently challenged this rule in court, but there has been no decision on the merits of the case.

No technologies or methods of operation for reducing or capturing GHGs such as carbon dioxide have been proven successful in large scale applications other than improvements in fuel efficiency. We do not currently know what the EPA will require as best available control technology for a cement plant or what conditions it will require to be added to operating permits. In addition, we cannot predict the ultimate outcome of the various court challenges to the EPA rules or of the policy debates in the U.S. Congress on the authority and budget of EPA to regulate GHGs under the federal CAA. Therefore, at this time, it is impossible to predict what the cost or effect of EPA’s GHG rules will be on our business.

Federal Air Emission Regulations. In August 2010, the EPA issued a final rule amendment that dramatically reduces the permitted levels of emissions of mercury, total hydrocarbons, particulate matter and hydrochloric acid from cement plants. The amendments are scheduled to take full effect in September 2013. The Portland Cement Association and several cement manufacturers, including us, have petitioned the EPA to reconsider the rule amendments and to delay the effective date of the amendments, and the same parties have also challenged the validity of the amendments in court. We cannot predict whether the EPA petition or court challenge will be successful or whether the effective date of the rule will be delayed.

We are conducting tests to analyze the current level of compliance of our cement plants with the new standards. Based on information currently available to us, we believe that our plant in Oro Grande, California will not meet the mercury emission standard, and the existing kiln at our plant in Hunter, Texas will not meet the particulate matter standard. We expect that the new kiln that is under construction at the Hunter plant, when it is completed, will meet the particulate matter standard. We cannot assure you that these are the only cases in which one of our plants will not meet the new standards.

We have begun the process of identifying and analyzing mercury monitoring and control equipment. We are not aware of any control equipment that has been proven effective in meeting the new standard in cement plant applications. Therefore, we cannot currently predict the total cost or schedule for installing such equipment at the Oro Grande plant. We expect the existing kiln at the Hunter plant will require a new bag house to bring it into compliance with the new particulate matter standard. The cost and schedule for installing such equipment have not yet been determined. At this time, we cannot assure you that new monitoring and control equipment will be available and installed before the new standards take effect, or that such equipment, when installed, will reduce emissions sufficiently to meet the new standards.

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

Issuer Purchases of Equity Securities. We are restricted by our loan covenants from purchasing our Common Stock on the open market. However, in connection with so-called “stock swap exercises” of employee stock options, shares are surrendered or deemed surrendered to the Company to pay the exercise price. The following table presents information with respect to such transactions which occurred during the three-month period ended February 28, 2011.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2010 – December 31, 2010	14,297	$41.62	--	--
January 1, 2011 - January 31, 2011	--	--	--	--
February 1, 2011 – February 28, 2011	--	--	--	--

Total	14,297	$41.62	--	--

Item 5. Other Information

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and proposed Item 106 of Securities and Exchange Commission Regulation S-K is included in exhibit 99.1 to this report.

Item 6. Exhibits

The following exhibits are included herein:

3.1	Composite Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed on July 21, 2010)

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on January 14, 2010)

3.3	Amended and Restated Certificate of Designations of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 1, 2006)

4.1	Form of the Company’s 9 1/4% Senior Note due 2020 and Notation of Guarantee (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed on August 11, 2010)

4.2	Registration Rights Agreement, dated as of August 10, 2010, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on August 11, 2010)

4.3	Indenture, dated as of August 10, 2010, among the Company, the Guarantors and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 11, 2010)

10.1	Purchase Agreement, dated July 27, 2010, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 2, 2010)

10.2	Second Amended and Restated Credit Agreement, dated June 19, 2009, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the lenders that are parties thereto (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.3	First Amendment to Second Amended and Restated Credit Agreement, dated June 19, 2009, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the lenders that are parties thereto (incorporated by reference to Exhibit 10.2 to Report on Form 8-K filed on June 25, 2009)

10.4	Second Amendment to Second Amended and Restated Credit Agreement, dated March 24, 2010, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the lenders that are parties thereto (incorporated by reference to Exhibit 10.33 to Quarterly Report on Form 10-Q filed on March 26, 2010)

10.5	Third Amendment to Second Amended and Restated Credit Agreement, dated April 12, 2010, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the lenders that are parties thereto (incorporated by reference to Exhibit 10.1 to Report on Form 8-K filed on April 23, 2010)

10.6	Amended and Restated Security Agreement, dated June 19, 2009, among the Company, the Guarantors and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.7	Separation and Distribution Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on July 8, 2005)

10.8	Amendment No. 1 to Separation and Distribution Agreement dated as of July 27, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 1, 2005)

10.9	Tax Sharing and Indemnification Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on July 8, 2005)

10.10	Employment Agreement of Mel G. Brekhus dated as of April 14, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 16, 2010)

10.11	Texas Industries, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed on May 19, 1994)

10.12	Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.13	Form of Stock Option Agreement under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 25, 2006)

10.14	Form of Non-Employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 16, 2009)

10.15	TXI Annual Incentive Plans-Fiscal Year 2011 (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on July 21, 2010)

10.16	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2011 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on July 11, 2008)

10.17	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2012 (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K filed on July 17, 2009)

10.18	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2013 (incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K filed on July 21, 2010)

10.19	Master Performance-Based Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement filed on August 25, 2006)

10.20	Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on August 12, 2005)

10.21	Form of SAR Agreement for Non-Employee Directors under Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on August 12, 2005)

10.22	Form of Amendment No. 1 to SAR Agreement for Non-Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on April 25, 2006)

10.23	SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan between Texas Industries, Inc. and Mel G. Brekhus, dated June 1, 2004 (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on July 25, 2006)

10.24	Amendment No. 1 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, by and between Texas Industries, Inc. and Mel G. Brekhus dated April 24, 2006 (incorporated by reference to
Exhibit 10.23 to Annual Report on Form 10-K filed on July 25, 2006)

10.25	Contract, dated September 27, 2005, between Riverside Cement Company and Oro Grande Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 30, 2005)

10.26	Deferred Compensation Plan for Directors of Texas Industries, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 24, 2006)

10.27	Form of 2005 Executive Financial Security Plan (Annuity Formula), as amended (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.28	Form of 2005 Executive Financial Security Plan (Lump Sum Formula), as amended (incorporated by reference to Exhibit 10.27 to Quarterly Report Form 10-Q filed on January 7, 2010)

10.29	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on April 25, 2006)

10.30	Amendment No. 2 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, between Texas Industries, Inc. and Mel G. Brekhus dated July 11, 2007 (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed on July 13, 2007)

10.31	Contract, signed September 21, 2007, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed on September 27, 2007, noting that portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.32	Contract Amendment No. 1, executed August 17, 2009, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 21, 2009)

10.33	Standstill Agreement dated July 16, 2010 among the Company, NNS Holding and Mr. Nassef Sawiris (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 20, 2010)

12.1	Computation of Ratios of Earnings to Fixed Charges

15.1	Letter re unaudited Interim Financial Information

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

99.1	Mine Safety Disclosure Exhibit

101	The following financial information from Texas Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of February 28, 2011 and May 31, 2010, (ii) Consolidated Statements of Operations for the three months and nine months ended February 28, 2011 and February 28, 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended February 28, 2011 and February 28, 2010, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS INDUSTRIES, INC.

March 25, 2011	/s/ Kenneth R. Allen
Kenneth R. Allen
Vice President – Finance, Chief Financial Officer and Treasurer
(Principal Financial Officer)

March 25, 2011	/s/ T. Lesley Vines
T. Lesley Vines
Vice President – Corporate Controller and Assistant Treasurer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number

3.1	Composite Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed on July 21, 2010)

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on January 14, 2010)

3.3	Amended and Restated Certificate of Designations of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 1, 2006)

4.1	Form of the Company’s 9 1/4% Senior Note due 2020 and Notation of Guarantee (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed on August 11, 2010)

4.2	Registration Rights Agreement, dated as of August 10, 2010, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on August 11, 2010)

4.3	Indenture, dated as of August 10, 2010, among the Company, the Guarantors and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 11, 2010)

10.1	Purchase Agreement, dated July 27, 2010, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 2, 2010)

10.2	Second Amended and Restated Credit Agreement, dated June 19, 2009, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the lenders that are parties thereto (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.3	First Amendment to Second Amended and Restated Credit Agreement, dated June 19, 2009, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the lenders that are parties thereto (incorporated by reference to Exhibit 10.2 to Report on Form 8-K filed on June 25, 2009)

10.4	Second Amendment to Second Amended and Restated Credit Agreement, dated March 24, 2010, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the lenders that are parties thereto (incorporated by reference to Exhibit 10.33 to Quarterly Report on Form 10-Q filed on March 26, 2010)

10.5	Third Amendment to Second Amended and Restated Credit Agreement, dated April 12, 2010, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the lenders that are parties thereto (incorporated by reference to Exhibit 10.1 to Report on Form 8-K filed on April 23, 2010)

10.6	Amended and Restated Security Agreement, dated June 19, 2009, among the Company, the Guarantors and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.7	Separation and Distribution Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on July 8, 2005)

10.8	Amendment No. 1 to Separation and Distribution Agreement dated as of July 27, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 1, 2005)

Index to Exhibits-(Continued)

Exhibit Number

10.9	Tax Sharing and Indemnification Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on July 8, 2005)

10.10	Employment Agreement of Mel G. Brekhus dated as of April 14, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 16, 2010)

10.11	Texas Industries, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed on May 19, 1994)

10.12	Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.13	Form of Stock Option Agreement under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 25, 2006)

10.14	Form of Non-Employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 16, 2009)

10.15	TXI Annual Incentive Plans-Fiscal Year 2011 (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on July 21, 2010)

10.16	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2011 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on July 11, 2008)

10.17	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2012 (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K filed on July 17, 2009)

10.18	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2013 (incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K filed on July 21, 2010)

10.19	Master Performance-Based Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement filed on August 25, 2006)

10.20	Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on August 12, 2005)

10.21	Form of SAR Agreement for Non-Employee Directors under Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on August 12, 2005)

10.22	Form of Amendment No. 1 to SAR Agreement for Non-Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on April 25, 2006)

10.23	SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan between Texas Industries, Inc. and Mel G. Brekhus, dated June 1, 2004 (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on July 25, 2006)

10.24	Amendment No. 1 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, by and between Texas Industries, Inc. and Mel G. Brekhus dated April 24, 2006 (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K filed on July 25, 2006)

Index to Exhibits-(Continued)

Exhibit Number

10.25	Contract, dated September 27, 2005, between Riverside Cement Company and Oro Grande Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 30, 2005)

10.26	Deferred Compensation Plan for Directors of Texas Industries, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 24, 2006)

10.27	Form of 2005 Executive Financial Security Plan (Annuity Formula), as amended (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.28	Form of 2005 Executive Financial Security Plan (Lump Sum Formula), as amended (incorporated by reference to Exhibit 10.27 to Quarterly Report Form 10-Q filed on January 7, 2010)

10.29	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on April 25, 2006)

10.30	Amendment No. 2 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, between Texas Industries, Inc. and Mel G. Brekhus dated July 11, 2007 (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed on July 13, 2007)

10.31	Contract, signed September 21, 2007, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed on September 27, 2007, noting that portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.32	Contract Amendment No. 1, executed August 17, 2009, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 21, 2009)

10.33	Standstill Agreement dated July 16, 2010 among the Company, NNS Holding and Mr. Nassef Sawiris (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 20, 2010)

12.1	Computation of Ratios of Earnings to Fixed Charges

15.1	Letter re unaudited Interim Financial Information

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

99.1	Mine Safety Disclosure Exhibit

101	The following financial information from Texas Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of February 28, 2011 and May 31, 2010, (ii) Consolidated Statements of Operations for the three months and nine months ended February 28, 2011 and February 28, 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended February 28, 2011 and February 28, 2010, and (iv) the Notes to Consolidated Financial Statements.