Form 10-K
period 2011-05-31
TEXAS INDUSTRIES INC
filed 2011-07-15
CIK 97472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011

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

Large Accelerated Filer ☒ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $1,029,559,314, computed by reference to the price at which the common stock was last sold on the New York Stock Exchange as of November 30, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the Registrant’s common stock as of June 30, 2011 was 27,887,712.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant’s definitive proxy statement for the annual meeting of shareholders to be held October 12, 2011 are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS

When used in the Report, the terms “Company,” “we,” “us,” or “our” mean Texas Industries, Inc. and subsidiaries unless the context indicates otherwise.

General

We are a leading supplier of heavy construction materials in the southwestern United States through our three business segments: cement, aggregates and consumer products. Our cement segment produces gray portland cement and specialty cements. Our cement production and distribution facilities are concentrated primarily in Texas and California, the two largest cement markets in the United States. Based on production capacity, we are the largest producer of cement in Texas with a 24% share in that state. Our aggregates segment produces natural aggregates, including sand, gravel and crushed limestone, and specialty lightweight aggregates. Our consumer products segment produces primarily ready-mix concrete and, to a lesser extent, packaged products. We are a major supplier of natural aggregates and ready-mix concrete in Texas and northern Louisiana and, to a lesser extent, in Oklahoma and Arkansas. For financial information about our business segments, see Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Report.

As of May 31, 2011, we had 107 manufacturing facilities in six states. In fiscal year 2011, our net sales were $621.8 million, of which 39% was generated by our cement segment, 24% by our aggregates segment, and 37% by our consumer products segment. During the year, we shipped 3.3 million tons of finished cement, 12.1 million tons of natural aggregates, 1.1 million cubic yards of lightweight aggregates and 2.4 million cubic yards of ready-mix concrete.

Even though the national economy experienced some growth during fiscal year 2011, construction activity has remained at low levels. As a consequence, throughout fiscal year 2011 we continued with many of the steps that we began taking in fiscal year 2009 in response to the recession. We also continued to assess other actions that may help us reduce costs, conserve cash or improve our sales or operations. These steps and others are indicative of our intense focus on cost reduction, management of our cash position and management of production levels, which we believe had a significant positive impact on our operating results in the last two fiscal years.

During October 2007, we commenced construction on a project to expand our Hunter, Texas cement plant. In May 2009 we temporarily halted construction on the project because we believed that economic and market conditions made it unlikely that cement demand levels in Texas at that time would permit the new kiln to operate profitably if the project was completed as originally scheduled. We resumed construction in October 2010. The total capital cost of the project is expected to be between $365 million and $375 million, excluding capitalized interest, and commissioning is expected to begin within 24 months of the restart of construction. As of May 31, 2011, we have incurred approximately $310.5 million, excluding capitalized interest of approximately $35.0 million related to the project, of which $303.8 million has been paid.

In April 2011 we entered into an asset exchange transaction in which we acquired the ready-mix operations of Transit Mix Concrete and Materials Company, a subsidiary of Trinity Industries, Inc., that serve the central Texas market from north of San Antonio to Hillsboro, Texas. In exchange for the ready-mix facilities, we transferred to Trinity Materials, Inc., also a subsidiary of Trinity Industries, Inc., our aggregate operations at the Anacoco sand and gravel plant, which serves the southwest Louisiana and southeast Texas markets, and the Paradise and Beckett sand and gravel plants, which both serve the north Texas market.

We expect our capital expenditures in fiscal year 2012 to be approximately $35 million to $45 million, excluding those related to the construction of the Hunter cement plant expansion.

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

Integrated Operations.    Historically, a significant part of our operating approach has focused on the synergies available from operating in the cement, aggregate and ready-mix businesses. Our most recent acquisitions of aggregate and ready-mix plants in central Texas were aimed at improving our competitive position in that region. We plan to continue to assess opportunities to enhance our operations in similar ways.

Low Cost Supplier.    We strive to be a low cost supplier in our markets. We believe we have some of the most efficient cement capacity in the industry. We focus on optimizing the use of our equipment, enhancing our productivity and exploring new technologies to further improve our unit cost of production at each of our facilities. Efficient plant designs, high productivity rates and innovative manufacturing processes are all results of our focus on being a low cost supplier.

Strategic Locations and Markets.    The strategic locations of our facilities near our customer base and sources of raw materials allow us to access the largest cement consuming markets in the United States. Our cement manufacturing facilities are located in Texas and California, the two largest U.S. cement markets. During calendar year 2010, Texas and California accounted for approximately 11.4 million and 6.9 million tons, respectively, of cement consumption or approximately 15% and 9%, respectively, of total U.S. cement consumption. California and Texas have also been the largest beneficiaries of federal transportation funding during the last several years. Funds distributed under multi-year federal highway legislation historically have comprised a majority of California and Texas’ public works spending. Additionally, Texas utilizes private sources of funds for highway construction through public-private partnerships.

Diversified Product Mix and Broad Range of End-User Markets.    Our revenue streams are derived from multiple end-user markets, including the public works, residential, commercial, retail, industrial and institutional construction sectors, as well as the oil and gas industry. Accordingly, we have a broad and diverse customer base. Our diversified mix of products provides access to this broad range of end-user markets and helps mitigate the exposure to cyclical downturns in any one product or end-user market. No one customer accounted for more than 10% of our net sales in fiscal year 2011.

Long-Standing Customer Relationships.    We have established a solid base of long-standing customer relationships. For example, our ten largest customers during fiscal year 2011 have done business with us for an average of over 18 years. We strive to achieve customer loyalty by delivering superior customer service and maintaining an experienced sales force with in-depth market knowledge. We believe our long-standing relationships and our leading market positions help to provide additional stability to our operating performance and make us a preferred supplier.

Experienced Management Team.    Mel Brekhus, our chief executive officer, Ken Allen, our chief financial officer, Jamie Rogers, our chief operating officer, and the vice presidents for the cement, aggregates and consumer products segments have an average of almost 23 years of industry experience. Our management team has led our company through several industry cycles and has demonstrated the ability to successfully complete and operate major expansion projects.

Products

Cement Segment

Our cement segment produces gray portland cement as its principal product. We also produce specialty cements such as masonry and oil well cements.

Our cement production facilities are located at three sites in Texas and California: Midlothian, Texas, south of Dallas/Fort Worth, the largest cement plant in Texas; Hunter, Texas, between Austin and San Antonio; and Oro Grande, California, near Los Angeles. The limestone reserves used as the primary raw material are located on property we own adjacent to each of the plants. Additional information about our cement production facilities and associated limestone reserves is provided in Item 2, Properties, of this Report.

Due to the recent recession, we modified our operating processes in order to reduce costs and more closely match cement production to demand in our markets. We temporarily idle each of our dry process gray cement kilns from time to time in order to control inventories. We shut down the four wet process kilns at our Midlothian, Texas plant which were less efficient than the large dry kiln at that plant. Finally, the white cement production facility at our Crestmore plant near Riverside, California remains idled. We continue to operate a cement terminal and packaging facility at the Crestmore plant, and we operate its gray portland cement grinding facility on an as needed basis.

In July 2010 we decided to surrender the operating permits for the four wet kilns at our Midlothian plant, which had a rated annual production capacity of 600,000 tons of clinker. We plan to replace the production capacity of the wet kilns by increasing the much more efficient capacity of the large modern dry process kiln at the plant. Closing the four wet kilns is expected to allow us to obtain the permits needed to enhance and optimize the dry kiln. We do not know when market conditions will support the enhancements. As a consequence, we cannot yet estimate the cost or schedule for the enhancements.

The primary fuel source for all of our facilities is coal. At our Hunter, Texas plant we also use alternative fuels. Our facilities also consume large amounts of electricity. We believe that adequate supplies of both fuel and electricity are available.

We produced approximately 3.3 million tons of finished cement during fiscal year 2011. We shipped approximately 3.3 million tons during the year, of which 2.7 million tons were shipped to outside trade customers. At May 31, 2011, our backlog was approximately 551,000 tons, approximately 161,000 tons of which we do not expect to fill in fiscal year 2012. At May 31, 2010, our backlog was approximately 509,000 tons.

We market our cement products in the southwestern United States. Our principal marketing area includes the states of Texas, Louisiana, Oklahoma, California, Nevada and Arizona. Sales offices are maintained in the marketing area and sales are made primarily to numerous customers in the construction industry, no one of which would be considered material to our business.

Cement is distributed by rail or truck to 8 distribution terminals located throughout the marketing area. Transportation costs vary depending on the mode of transportation utilized.

Aggregates Segment

Natural Aggregates.    Our natural aggregate operations produce sand, gravel and crushed limestone. These operations are conducted from facilities primarily serving the Dallas/Fort Worth, Austin and Houston areas in Texas; the southern Oklahoma area; and the Alexandria and Monroe areas in Louisiana. On April 1, 2011, in an asset exchange transaction we transferred to Trinity Materials, Inc. our Anacoco sand and gravel plant, which served the southwest Louisiana and southeast Texas markets, and our Paradise and Beckett sand and gravel plants, which served the north Texas market. Additional information about our natural aggregates production facilities and associated reserves is provided in Item 2, Properties, of this Report.

We produced approximately 13.2 million tons of natural aggregates during fiscal year 2011. We shipped approximately 12.1 million tons of natural aggregates during fiscal year 2011, of which 9.5 million tons were shipped to outside trade customers. At May 31, 2011, our backlog was approximately 1.6 million tons, approximately half of which will be shipped in 2012. At May 31, 2010, our backlog was approximately 1.5 million tons.

The cost of transportation limits the marketing of aggregate products to the areas within approximately 100 miles of the plant or terminal sites. Sales are therefore related to the level of construction activity near the plants and terminals. The products are marketed by our sales organization located in the areas served by the plants and terminals and are sold to numerous customers, no one of which would be considered material to our business.

Products are distributed to trade customers principally by contract or customer-owned haulers or through rail distribution facilities. To enhance our efficiency and competitiveness, particularly in sales of crushed stone, we strive to establish direct rail links between production facilities and our key markets, reducing the cost of transportation. We have installed rail capacity at our crushed stone plants and 6 rail terminals close to major markets, which allow rapid loading and unloading of product. In local areas surrounding our rail terminals, we believe we have a transportation cost advantage over some competing suppliers who rely to a greater extent on truck transportation.

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

We produced approximately 1.0 million cubic yards of lightweight aggregates during fiscal year 2011. We shipped approximately 1.1 million cubic yards of lightweight aggregates during fiscal year 2011, of which approximately 0.9 million cubic yards were shipped to outside trade customers. At May 31, 2011, our backlog was approximately 110,000 cubic yards, the majority of which will be shipped in 2012. At May 31, 2010, our backlog was approximately 125,000 cubic yards.

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

Consumer Products Segment

Ready-mix Concrete.    Our ready-mix concrete operations are situated in four areas in Texas (Dallas/Fort Worth/Denton, Houston, central Texas and east Texas), in north and central Louisiana, and at one location in southern Arkansas. On April 1, 2011, in an asset exchange transaction we acquired from Transit Mix Concrete and Materials Company 26 ready-mix plants located on 23 sites in central Texas stretching from north of San Antonio to Hillsboro. Additional information about our ready-mix concrete production facilities and associated equipment is provided in Item 2, Properties, of this Report.

We shipped approximately 2.4 million cubic yards of ready-mix concrete during fiscal year 2011. At May 31, 2011, our backlog was approximately 2.5 million cubic yards, approximately half of which will be shipped in 2012. At May 31, 2010, our backlog was approximately 1.4 million cubic yards.

We manufacture and supply a substantial amount of the cement and aggregates raw materials used by the ready-mix plants. The remainder is purchased from outside suppliers. Ready-mix concrete is sold to various contractors in the construction industry, no one of which would be considered material to our business. We believe that we are a significant participant in the Texas and Louisiana concrete products markets in which we operate. Because we are a producer of cement and aggregates, the primary components of concrete, we believe that our customers view us as a reliable supplier of quality concrete, particularly during times that the supply of raw materials is tight.

Other Products.    We manufacture and market packaged concrete mix, mortar, sand and related products from plant or distribution sites we own in the Dallas/Fort Worth, Austin and Houston areas in Texas. We also market our Maximizer packaged concrete mix in southern California. The products are marketed by our sales force in each of these locations, and are delivered primarily by contract haulers direct to retailers. Since the cost of delivery is significant to the overall cost of most of these products, the market area is generally restricted to within approximately 100 miles of the packaging locations. These products are sold by the retailers to contractors, distributors and property owners.

Competition

All of the product segments and markets in which we participate are highly competitive. These markets are also generally regional because transportation costs are high relative to the value of the product. Ready-mix concrete also competes in relatively small geographic areas due to delivery time constraints associated with pre-mixed concrete after the addition of water. As a result, in our aggregates and consumer products markets, there is little competition from imported products. However, our cement segment does compete with imported cement because of the higher value of the product and the existence of major ports in some of our markets.

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

Employees

At May 31, 2011, we had approximately 2,020 employees. Approximately 98 employees at our Oro Grande, California cement plant are covered by a collective bargaining agreement that expires in June 2012. Approximately 12 employees at our Crestmore plant near Riverside, California are covered by a collective bargaining agreement that expires in August 2013.

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

Since August 2008, additional lawsuits have been filed in the same court against Texas Industries, Inc. or one or more of our subsidiaries containing allegations of personal injury and wrongful death by over 3,100 individual plaintiffs who were allegedly exposed to chrome 6 and other toxic or harmful substances in the air, water and soil caused by emissions from the Crestmore plant. The court has dismissed Texas Industries, Inc. from the suits, and our subsidiaries operating in Texas have been dismissed by agreement with the plaintiffs. Most of our subsidiaries operating in California remain as defendants.

Since January 2009, additional lawsuits have been filed against Texas Industries, Inc. or one or more of our subsidiaries in the same court involving similar allegations, causes of action and requests for relief, but with respect to our Oro Grande, California cement plant instead of the Crestmore plant. The suits involve over 300 individual plaintiffs. Texas Industries, Inc. and our subsidiaries operating in Texas have been similarly dismissed from these suits. Prior to the filing of the lawsuits, the air quality management district in whose jurisdiction the plant lies conducted air sampling from locations around the plant. None of the samples contained chrome 6 levels above 1.0 ng/m³.

The plaintiffs allege causes of action that are similar from suit to suit. Following dismissal of certain causes of action by the court and amendments by the plaintiffs, the remaining causes of action typically include, among other things, negligence, intentional and negligent infliction of emotional distress, trespass, public and private nuisance, strict liability, willful misconduct, fraudulent concealment, unfair business practices, wrongful death and loss of consortium. The plaintiffs generally request, among other things, general and punitive damages, medical expenses, loss of earnings, property damages and medical monitoring costs. At the date of this report, none of the plaintiffs in these cases has alleged in their pleadings any specific amount or range of damages. Some of the suits include additional defendants, such as the owner of another cement plant located approximately four miles from the Crestmore plant or former owners of the Crestmore and Oro Grande plants. We will vigorously defend all of these suits but we cannot predict what liability, if any, could arise from them. We also cannot predict whether any other suits may be filed against us alleging damages due to injuries to persons or property caused by claimed exposure to chrome 6.

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

Many of the raw materials, products and by-products associated with the operation of any industrial facility, including those for the production of cement or concrete products, contain chemical elements or compounds that can be designated as hazardous. An example is the metals present in cement kiln dust, or CKD. Currently, CKD is exempt from hazardous waste management standards under the Resource Conservation and Recovery Act, or RCRA, if certain tests are satisfied. We have demonstrated that the CKD we generate satisfies these tests, but there can be no guarantee that the tests will not be changed in the future.

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

Intellectual Property

We own trademarks such as TXI® and Maximizer® and certain process patents. While we believe that none of our active trademarks or patents are essential to our business as a whole, brand recognition can play a role in sales of specialty products and packaged products. We believe our packaged product brands, such as the Maximizer® brand of patented lightweight concrete mix, are perceived as premium quality brands in the local markets we serve.

Real Estate

We own significant amounts of land that was acquired for our business purposes such as mining limestone, sand, gravel and clay. When mining is completed or land becomes surplus for other reasons, we sell it for development or, in some instances, develop it ourselves. We are involved in the sale of land in a high quality industrial and multi-use park that we developed in the metropolitan area of Dallas/Fort Worth, Texas, and we are developing plans for a multi-use development in the Austin, Texas area.

Research and Development

We incurred no research and development cost for any of the past three fiscal years. All of our innovations are developed through the production process.

Executive Officers of the Registrant

Following is information as of June 30, 2011 about our executive officers:

Mel G. Brekhus, age 62, has been President and Chief Executive Officer since June 1, 2004. From 1998 through May 2004, he was Executive Vice President, Cement, Aggregate and Concrete. He joined us in 1989 as Vice President, Cement Production and within a short period became Vice President, Cement. His career in the cement industry began in 1972 when he joined Lehigh Portland Cement Company (1972-1983). While at Lehigh, he held various positions throughout the United States as Chemist, Production Manager and Plant Manager. He was Technical Manager and Plant Manager for Missouri Portland Cement Company (1984-1989) in their Midwest operations. His professional affiliations include the Portland Cement Association, where he is Past Chairman and presently a Director.

Kenneth R. Allen, age 53, has been Vice President, Finance and Chief Financial Officer since August 1, 2008. Mr. Allen joined us in 1985 and became Treasurer in 1991 and Vice President and Treasurer in 1999. He continued to serve as Treasurer until July 2008, and from September 2009 until April 2011. Mr. Allen is a director of The Empire District Electric Company.

Frederick G. Anderson, age 60, has been Vice President, General Counsel and Secretary since November 2004. He has been a practicing attorney for over 30 years. From March 2003 until November 2004 he engaged in the private practice of law, including as of counsel to Davis Munck P.C., a Dallas, Texas based law firm. From August 1997 through March 2003, he was Senior Vice President, General Counsel and Secretary of WebLink Wireless, Inc., a wireless telecommunications company. Mr. Anderson maintains membership in the State Bar of Texas and Dallas Bar Association. He is a former Chairman of the Legal Counsels Committee of the Portland Cement Association.

Barry M. Bone, age 53, has been Vice President-Real Estate since 1995 and President of Brookhollow Corporation, our real estate subsidiary, since 1991. He joined us in 1982 and has served in various real estate positions since then.

Michael P. Collar, age 58, has been Vice President-Human Resources of the Company since June 1, 2010. From June 2002 until June 2010, he was Director, Human Resources of the Company. Prior to joining the

Company in 2002, Mr. Collar had over 20 years of human resources experience with companies such as Ford Motor Company and Atlantic Richfield Company. Mr. Collar is a member of the Executive Committee of the Cement Employers Association.

James B. Rogers, age 44, has been Vice President and Chief Operating Officer since June 1, 2011. From August 2002 through May 2011, he was Vice President-Consumer Products. He joined us in 1996 and has held various positions in our cement, aggregates and concrete operations since then. He is a director of the National Ready-Mix Concrete Association and the Texas Aggregates and Concrete Association. Mr. Rogers is the son of Robert D. Rogers, our Chairman of the Board.

T. Lesley Vines, age 48, has been Vice President-Corporate Controller since 2004 and Treasurer since April 2011. He was Assistant Treasurer from September 2009 to April 2011. He joined us in November 1995 as the Corporate Tax Manager and later became our Director of Accounting and Tax prior to becoming the Vice President-Corporate Controller. Prior to 1995, he was a Senior Manager with Ernst & Young. Mr. Vines is a Certified Public Accountant.

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

We make available, free of charge, through our investor relations website at http://investorrelations.txi.com our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with the SEC. Our annual report to shareholders and Code of Ethics for the CEO and Senior Financial Officers are also available at this website. We intend to disclose amendments and waivers of such Code of Ethics on this website.

ITEM 1A.	RISK FACTORS

In addition to the risks discussed elsewhere in this annual report, you should carefully consider the risks described below before making an investment decision. If any such risks materialize, our business, results of operations, financial condition and cash flow could be materially and adversely affected. This could cause the trading price of our securities to decline, and you might lose all or part of your investment.

The availability and pricing of energy could materially and adversely affect our results of operations.

We are dependent upon energy sources, including electricity and fossil fuels, in our manufacturing and product delivery processes. We have generally not entered into any long-term contracts to satisfy our fuel and electricity needs, with the exception of coal which we purchase from specific mines pursuant to contracts that expire on December 31, 2013 and May 31, 2014. Despite our long-term coal contracts, we expect our coal supplies could be interrupted in the event of rail service disruptions or mine failures. If we are unable to meet our requirements for fuel and electricity, we may experience interruptions in our production.

The cost of energy is one of our largest expenses. Prices for energy are subject to market forces largely beyond our control and can be quite volatile. Price increases that we are unable to pass through in the form of price increases for our products, or disruption of the uninterrupted supply of fuel and electricity, could adversely affect us.

Unexpected equipment failures, catastrophic events and scheduled maintenance may lead to production curtailments or shutdowns.

Our manufacturing processes are dependent upon critical pieces of equipment, such as our kilns and finishing mills. This equipment, on occasion, may be out of service as a result of unanticipated failures or damage during accidents. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. Our operations in California are also susceptible to damage from earthquakes, for which we maintain only a limited amount of earthquake insurance and, therefore, we are not fully insured against earthquake risk. We also have one to two-week scheduled outages at least once a year to refurbish our cement production facilities. Any significant interruption in production capability may require us to make significant capital expenditures to remedy problems or damage as well as cause us to lose revenue due to lost production time.

Third-party truck and rail transportation is subject to delays and rate fluctuations.

We rely heavily on third-party truck and rail transportation to ship our products to customers and coal to our plants. Rail and trucking operations are subject to capacity constraints, high fuel costs and various hazards, including extreme weather conditions and slowdowns due to labor strikes and other work stoppages. If there are material changes in the availability or cost of rail or trucking services, we may not be able to arrange alternative and timely means to ship our products or coal at a reasonable cost, which could lead to interruptions or slowdowns in our businesses or increases in our costs.

Our business is seasonal and inclement weather can affect our quarterly results.

Our operating profit is generally lower in our fiscal third quarter ending on the last day of February than it is in our other three fiscal quarters because of the impact of winter weather on construction activity. Although southern California and Texas are regions characterized by longer periods of favorable weather than in many parts of the U.S., extended periods of inclement weather in one of our market regions can reduce construction activity at any time of the year and negatively affect our financial results in the periods in which the inclement weather occurs.

Our business is cyclical and regional in nature. Some of our competitors may cope better than we can with adverse economic and market conditions.

Demand for our products is derived primarily from public (infrastructure), residential and non-residential construction activity in our regional markets in Texas and southern California. Construction activity in each of these markets is cyclical due to its sensitivity to economic conditions in these markets. During the recent economic recession, we experienced significant declines in both sales volumes and prices for our products in all of our market areas. Due to the high fixed-cost nature of our business, our profitability can be significantly and negatively affected by declining volumes, and decreasing prices exacerbate the affect. As a result we have reported losses in each of our last seven quarters.

During fiscal year 2011, while the general economy in our market areas continued its slow recovery from the recent recession, construction activity remained at low levels compared to activity preceding the recession. Although our sales volume improved somewhat in fiscal year 2011, our average product prices declined from 2010 levels. Until construction activity in our market areas improves significantly, we expect our results of operations will continue to be negatively impacted by these conditions.

The cement, aggregate and concrete markets are generally regional because transportation costs are high relative to the value of the product. Economic factors may fluctuate more widely in regional markets than in the United States as a whole. As a result, our operating results are subject to significant fluctuation from one region to another. Because we sell most of our cement in Texas and southern California, and because cement sales have historically contributed more to our profitability than any other product line, a significant further decline in cement demand or prices in Texas or southern California could have a further negative impact on us.

Some of our competitors are larger and more profitable than we are, and have greater financial resources or less financial leverage than we do. As a result, these competitors may cope better than we can with adverse economic or market conditions that may cause downward pressure on prices or volumes or upward pressure on costs. They may have an advantage over us in negotiating advantageous terms with vendors and customers, attracting and retaining key employees or in other ways.

Our business is sensitive to governmental budget constraints.

Our customers engage in a substantial amount of construction in which government funding is an important component. The level of public construction activity is subject to government budget constraints and political shifts, which can result in funding reductions or reallocations. The American Recovery and Reinvestment Act of 2009 provided billions of dollars in funding for infrastructure construction projects. Some of those funds have not yet been spent, but we do not expect the remaining funds to significantly increase the demand for our products.

Federal highway funding has typically been provided through multi-year highway funding authorization bills, but the last such legislation expired on September 30, 2009. Federal funding has been extended by several short-term extensions, the most recent of which expires on September 30, 2011. Federal funding has historically comprised a majority of California and Texas’ public works spending. In addition, both the states of California and Texas are dealing with large budget deficits, which are likely to negatively impact state funding for public works projects. Failure to pass new long-term federal highway funding legislation or a significant decrease in public works spending in either state for any reason could have an adverse impact on us.

Climate change could impact our business and financial results in ways that cannot be accurately predicted.

Except for the potential impact on us of legal or regulatory limits on emissions of greenhouse gases, which are discussed elsewhere in this report, we do not expect the effects of climate change to have a significant impact on us in the near term. Over the longer term, such effects are highly uncertain. On one hand, we expect that the impact of future climate change laws and regulations on energy producers and other vendors could increase our energy and other costs. Changes in rainfall and other weather patterns could result in shortages of water, which is a critical resource in our manufacturing processes. Since the process of manufacturing cement produces carbon dioxide, a greenhouse gas, researchers could develop alternative manufacturing processes or products that produce reduced or no greenhouse gases. If such processes or products were successful in the marketplace, the impact on us could be either positive or negative, depending on whether we could economically use the process or produce the product. On the other hand, it is possible that demand for our products could increase as certain geographic areas or industries cope with other impacts of climate change. All of these potential impacts are speculative, however, and the ultimate effects on our business and financial results cannot be accurately predicted.

The enforcement of environmental, health and safety laws and regulations may result in liability for civil or criminal fines or penalties or curtailment or suspension of our operations. We may become liable for environmental injury to persons or property.

We are subject to various federal, state and local environmental, health and safety laws, regulations and permits as described more fully under the caption “Environmental Matters” in Item 1, Business. The U.S. Environmental Protection Agency, the Occupational Safety and Health Administration, the Mining Safety and Health Administration and various state agencies are charged with enforcing these laws, regulations and permits. These agencies can impose substantial civil and criminal fines and penalties, as well as curtail or suspend our operations, for violations and non-compliance. Moreover, private parties may bring civil actions against us for injuries to persons and damages to property allegedly caused by our products or operations. We intend to comply with these laws, regulations and permits. However, from time to time we receive claims from federal and state regulatory agencies asserting that we are or may be in violation of certain of these laws, regulations and permits, or from private parties alleging that our products or operations have injured them or their property. See “Legal Proceedings” in Item 1, Business, for a description of certain claims. If violations of law, injury to persons, damage to property or contamination of the environment has been or is caused by the conduct of our business or hazardous substances or wastes used, generated or disposed of by us, we may be liable for such violations, injuries and damages and be required to pay the cost of investigation and remediation of such contamination.

Changes in federal or state laws, regulations or permits or discovery of currently unknown conditions could increase our cost of compliance, require additional capital expenditures, reduce or shut down production or hinder our ability to expand or build new production facilities. Although we cannot yet predict the final nature of these laws and regulations, each one could have a significant negative impact on the cement manufacturing industry and us.

California Climate Change Regulations.    In 2006, California adopted the “California Global Warming Solutions Act of 2006”, which requires the California Air Resources Board (CARB) to implement rules designed to achieve a statewide reduction in greenhouse gas (GHG) emissions in California to 1990 levels by 2020. In December 2010, CARB adopted new rules that establish a market-based cap-and-trade program originally scheduled to begin on January 1, 2012. In June 2011, CARB announced that it would not enforce the new rules until January 1, 2013. The new rules will apply to our cement plant in Oro Grande, California and most likely to our lightweight aggregate plant in Frazier Park, California.

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

The endangerment finding does not include any proposed regulations. Although both the Obama Administration and the Administrator of the EPA have indicated their preference for comprehensive federal legislation regulating the emission of GHGs, no such legislation has been adopted as of this filing.

In the absence of federal legislation, the EPA issued a final rule in May 2010 that phases major stationary sources (such as cement plants) into GHG permitting requirements beginning January 2, 2011. This rule, in conjunction with a June 2010 GHG rule referred to as the “Tailoring Rule,” will require us to incorporate best available control technology in any new cement plant that we propose to build and in our existing cement plants when we have to renew their principal operating permits or when we propose to modify them in a manner that would increase GHG emissions (in our case, basically carbon dioxide emissions) by more than 75,000 tons per year. This rule has also been challenged in court by many of the same parties that are challenging the endangerment finding. In addition, legislation has been introduced or is likely to be introduced in the U.S. Congress that would strip the EPA of authority to regulate GHGs under the federal Clean Air Act (CAA) or place a moratorium on such regulation for two years or longer or limit the funding of EPA to enforce these rules. The Obama Administration has signaled its intent to veto such legislation if passed by Congress.

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

Regional Climate Change Initiatives.    Various states have banded together in three initiatives to develop regional strategies to address climate change. Certain western states, including California, and Canadian provinces have formed the Western Climate Initiative. Some Midwestern states and a Canadian province are members of the Midwestern Greenhouse Gas Reduction Accord. Several northeastern and mid-Atlantic states have joined the Regional Greenhouse Gas Initiative. These initiatives call for establishing goals for reduction of greenhouse gas emissions in the member states and designing market-based mechanisms to help achieve these reduction goals. California’s climate change laws and regulations are designed to coordinate with the Western Climate Initiative. Other states may join these initiatives or form additional initiatives or coalitions intended to regulate the emission of GHGs.

Federal Air Emission Regulations.    In August 2010, the EPA issued a final rule amendment that dramatically reduces the permitted emissions of mercury, total hydrocarbons, particulate matter and hydrochloric acid from cement plants. The amendments are scheduled to take full effect in September 2013. The Portland Cement Association and several cement manufacturers, including us, have petitioned the EPA to reconsider the rule amendments and to delay the effective date of the amendments, and the same parties have also challenged the validity of the amendments in court. The EPA has agreed to reconsider certain aspects of the rule amendments, but not the limits on emissions. The EPA refused to delay the effective date of amendments. The court challenge remains pending and we cannot predict whether it will be successful.

We have conducted tests to analyze the current level of compliance of our cement plants with the new standards. Based on information currently available to us, we believe that our plant in Oro Grande, California will not meet the mercury emission standard, and the existing kiln at our plant in Hunter, Texas will not meet the particulate matter standard. We expect that the new kiln that is under construction at the Hunter plant, when it is completed, will meet the particulate matter standard. We cannot assure you that these are the only cases in which one of our plants will not meet the new standards.

We have begun the process of identifying and analyzing mercury monitoring and control equipment. We are not aware of any control equipment that the manufacturer will guarantee to meet the new standard at our Oro Grande cement plant. However, we believe that equipment exists or is being developed that will likely bring the Oro Grande plant into compliance with the new mercury standard. We expect the existing kiln at the Hunter plant will require a new bag house to bring it into compliance with the new particulate matter standard. We currently believe the cost for installing such equipment at both plants will be in the range of $20 million to $30 million. At this time, however, we cannot assure you that new monitoring and control equipment will be available and installed before the new standards take effect, or that such equipment, when installed, will reduce emissions sufficiently to meet the new standards.

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

See “Legal Proceedings” in Item 1, Business, for a description of certain legal proceedings. We contest these matters vigorously and make insurance claims where appropriate. However, litigation is inherently costly and unpredictable, making it difficult to accurately estimate the outcome of existing or future litigation. Although we make accruals as we believe warranted and in accordance with generally accepted accounting principles, the amounts that we accrue could vary significantly from any amounts we actually pay due to the inherent uncertainties and shortcomings in the estimation process. Future litigation costs, settlements or judgments could adversely affect us.

The capital expenditures that we have already incurred for expansion of our Hunter, Texas cement plant, and future capital expenditures for expansion of our business may not strengthen our competitive position.

In order to strengthen our competitive position, in recent years we have made significant capital expenditures to expand our facilities. During October 2007, we commenced construction on a project to expand our Hunter, Texas cement plant. In May 2009 we temporarily halted construction on the project because we believed that economic and market conditions made it unlikely that cement demand levels in Texas at that time would permit the new kiln to operate profitably if the project was completed as originally scheduled. We resumed construction in October 2010. The total capital cost of the project is expected to be between $365 million and $375 million, excluding capitalized interest, and commissioning is expected to begin within 24 months of the restart of construction. As of May 31, 2011, we have incurred approximately $310.5 million, excluding capitalized interest of approximately $35.0 million related to the project, of which $303.8 million has been paid.

Our Hunter plant expansion and future expansion projects could experience construction delays or cost overruns for many reasons, including inclement weather, unavailability of materials or equipment, unanticipated site conditions and unanticipated problems in obtaining required permits during construction, startup and commissioning. We currently have all material environmental authorizations necessary for the Hunter plant expansion. We cannot assure you that market conditions will be favorable, that the actual cost of the plant expansion will not exceed our cost projections or that additional financing, if required, will be available on acceptable terms. We cannot assure you that our expanded Hunter plant or any new plant, when completed, will operate in accordance with its design specifications. If it does not, we could incur additional costs or production delays while problems are corrected. As we do not have control over the cost or the outcome of these factors, we cannot assure you that any planned expansion will occur on schedule or within budget.

As a result of these or other unanticipated factors, the Hunter project or any other future expansionary capital expenditures may not improve our competitive position and business prospects as anticipated.

Transactions we enter into to implement our business strategy involve risks.

As part of our growth strategy, we may expand existing facilities, build additional plants, acquire more reserves or operations, enter into joint ventures or form strategic alliances that we believe will expand or complement our existing business. If any of these transactions occur, they will likely involve some or all of the following risks:

•	the potential disruption of our ongoing business;

•	the diversion of resources and management’s time and attention;

•	the inability of management to maintain uniform standards, controls, procedures and policies;

•	the difficulty of managing the operations of a larger company;

•	the risk of becoming involved in labor, commercial or regulatory disputes or litigation related to the new enterprise;

•	the risk of contractual or operational liability to joint venture participants or to third parties as a result of our participation;

•	the difficulty of competing for acquisitions and other growth opportunities with companies having greater financial resources than we have; and

•	the difficulty of integrating acquired operations and personnel into our existing business.

Pursuing our growth strategy may be required for us to remain competitive, but we may not be able to complete any such transactions or obtain financing, if necessary, for such transactions on favorable terms or at all. Future transactions may not improve our competitive position and business prospects as anticipated. They could reduce our sales or profit margins or increase our costs if they are not successful.

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

Our ability to make payments on, or repay or refinance, our debt and to fund planned capital expenditures will depend largely upon the availability of financing and our future operating performance. In fiscal year 2011 we had a net loss of $64.9 million. Our future operating performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds in the future if needed to make payments on our debt will depend on our satisfaction of the covenants in our senior secured credit facility and our other current and future debt agreements. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior secured credit facility or from other sources in an amount sufficient to pay our debt or to fund our other liquidity needs. If we are unable to generate sufficient cash flow to meet our debt service requirements, we may have to renegotiate the terms of our debt or obtain additional financing. We cannot assure you that we will be able to refinance any of our debt or obtain additional financing on commercially reasonable terms or at all. If we were unable to meet our debt service requirements or obtain new financing under these circumstances, we would have to consider other options, such as:

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

At May 31, 2011 we were in compliance with our loan covenants. Various risks and events beyond our control could in the future affect our ability to comply with these covenants and maintain financial tests and ratios. If we cannot comply with the fixed charge coverage ratio in our senior secured credit facility and the unused portion of our borrowing base falls below $40 million, we may not be able to borrow under this facility.

At May 31, 2011, our fixed charge coverage ratio was (.12) to 1.0. Given this ratio, we may use only $98.4 million of the borrowing base as of such date. Because $32.1 million of the borrowing base was used to support letters of credit, the maximum amount we could borrow as of May 31, 2011 was $66.3 million.

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

The cement industry has in the past obtained antidumping orders imposing duties on imports of cement and clinker from other countries that violated U.S. fair trade laws. Currently, an antidumping order against cement and clinker from Japan will expire in 2011 unless it is extended by the Federal Trade Commission. As has always been the case, cement operators with import facilities can purchase cement from other countries, such as those in Latin America and Asia, which could compete with domestic producers. In addition, if currently proposed environmental regulations increase the costs of domestic producers compared to foreign producers that are not subject to similar regulations, imported cement could achieve a significant cost advantage over domestically produced cement. An influx of cement or clinker products from countries not subject to antidumping orders, or sales of imported cement or clinker in violation of U.S. fair trade laws, could adversely affect us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

General

As of May 31, 2011, we:

•	manufactured cement at three facilities in Texas and California using limestone from adjacent quarries,

•	produced natural aggregates (sand, gravel and crushed limestone) from 8 quarries in Texas, Louisiana and Oklahoma,

•	manufactured lightweight aggregates from three facilities in Texas, Colorado and California using shale and clay from adjacent quarries, and

•	manufactured ready-mix concrete at 85 plants in Texas, Louisiana and Arkansas.

In addition, we operated 8 cement distribution terminals, 5 aggregate distribution terminals, and 5 cement and aggregate packaging facilities.

The following map shows the locations of our cement, aggregate and ready-mix manufacturing and distribution facilities at May 31, 2011, all of which are in the United States.

Facilities Legend
Cement Plant
Lightweight Aggregate Plant
Terminal
Sand and Gravel Plant
Crushed Stone Plant
Counties with one or more Ready Mix Concrete Facilities
NORTH
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

Cement

Our cement production facilities are located at three sites in Texas and California: Midlothian, Texas, south of Dallas/Fort Worth, the largest cement plant in Texas; Hunter, Texas, between Austin and San Antonio; and Oro Grande, California, near Los Angeles. The following table summarizes certain information about our cement manufacturing facilities at May 31, 2011:

Plant	Rated Annual Productive Capacity— Tons of Clinker	Manufacturing Process	Service Date	Internally Estimated Minimum Reserves—Years
Midlothian, TX	2,200,000	Dry	2001	58
Hunter, TX	850,000	Dry	1979	100
Oro Grande, CA	2,200,000	Dry	2008	68

Total	5,250,000

Reserves identified with the facilities shown above are contained on approximately 5,579 acres of land we own. At May 31, 2011, we estimate our total proven and probable limestone reserves to be approximately 904 million tons.

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

Natural Aggregates

Our natural aggregate operations are conducted from facilities primarily serving the Dallas/Fort Worth, Austin and Houston areas in Texas; the southern Oklahoma area; and the Alexandria and Monroe areas in Louisiana. The following table summarizes certain information about our natural aggregate production facilities at May 31, 2011.

Type of Facility and General Location	Number of Plants	Rated Annual Productive Capacity	Internally Estimated Minimum Reserves—Years
Crushed Limestone:
North Central Texas	1	9.0 million tons	30
Oklahoma	1	6.0 million tons	90
Sand & Gravel:
North Central Texas(1)	2	2.3 million tons	15
Central Texas	1	1.5 million tons	7
Louisiana(1)	3	0.9 million tons	10

(1)	Excludes one sand and gravel plant in Louisiana and two sand and gravel plants in north central Texas exchanged on April 1, 2011 for Transit Mix Concrete and Materials Company’s ready-mix concrete plants in central Texas. The three sand and gravel plants together had internally estimated minimum reserves of 3 years.

Reserves identified with the facilities shown above and additional reserves available to support future plant sites are contained on approximately 20,400 acres of land, of which we own approximately 14,800 acres and lease the remainder. We typically acquire an option on a property prior to lease or purchase. At May 31, 2011, we estimate our total proven and probable aggregate reserves to be approximately 783 million tons, of which 79% are owned and 21% are leased.

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

Lightweight Aggregates

Our lightweight aggregate manufacturing facilities serve primarily the Dallas/Fort Worth, Austin and Houston areas in Texas; the Oakland/San Francisco and Los Angeles areas in California; and the Denver area in Colorado. The following table summarizes certain information about our lightweight aggregate production facilities at May 31, 2011.

Location	Number of Plants	Rated Annual Productive Capacity	Internally Estimated Minimum Reserves—Years
North Central Texas	1	.8 million cu. yds.	100
California	1	.3 million cu. yds.	100
Colorado	1	.5 million cu. yds.	25

Reserves identified with the facilities shown above are contained on approximately 4,062 acres of land, of which we own approximately 1,291 acres and lease the remainder. At May 31, 2011, we estimate our total proven and probable shale and clay reserves to be approximately 146 million tons.

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

Ready-Mix Concrete

Our ready-mix concrete operations are situated in four areas in Texas (Dallas/Fort Worth/Denton, Houston, central Texas and east Texas), in north and central Louisiana, and at one location in southern Arkansas. The following table summarizes certain information about our ready-mix concrete facilities at May 31, 2011.

Location	Number of Plants	Number of Trucks
Texas(1)	71	459
Louisiana	13	78
Arkansas	1	2

(1)	Includes 26 ready-mix concrete plants and 90 trucks in central Texas acquired on April 1, 2011 from Transit Mix Concrete and Materials Company in exchange for three of our sand and gravel plants.

We hold approximately 548 acres for our current and future ready-mix concrete operations, of which we own approximately 452 acres and lease approximately 96 additional acres.

Our ready-mix concrete manufacturing facilities include batch plants and other equipment in addition to the delivery trucks listed above. The ready-mix concrete facilities are served by truck. We believe the facilities are generally in good condition and suitable for the purposes for which they are used.

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

Market and Shareholder Information

Shares of our common stock, $1 par value, are traded on the New York Stock Exchange (ticker symbol TXI). There were 1,582 shareholder accounts of record as of June 30, 2011. Restrictions on the payment of dividends are described in Note 3 of Notes to Consolidated Financial Statements in Item 8 of this Report. The following table sets forth for each of the fiscal quarterly periods ending with the month indicated the high and low prices per share for our common stock as reported on the New York Stock Exchange and cash dividends declared per share.

Per share	Aug.	Nov.	Feb.	May
2011
Stock prices: High	$36.74	$40.85	$47.42	$46.45
Low	27.28	30.46	38.25	37.51
Cash dividends declared	.075	.075	.075	.075
2010
Stock prices: High	$48.70	$46.30	$39.67	$40.86
Low	27.36	32.08	31.43	32.42
Cash dividends declared	.075	.075	.075	.075

Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of May 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)(2)	1,974,764	$39.53	619,468
Equity compensation plans not approved by security holders(3)	2,298	—	—

Total	1,977,062	$39.49	619,468

(1)	Our equity compensation plans are described in Note 6 of Notes to Consolidated Financial Statements in Item 8 of this Report.

(2)	Includes 2,323 shares of Common Stock issuable under stock awards assumed under our 2004 Omnibus Equity Compensation Plan in which certain employees were granted stock awards at no cost. Subject to continued employment, the 4 remaining participants are to be issued shares in five-year installments until age 60. The original program was discontinued in 1990.

(3)	Represents common stock issuable under deferred compensation agreements in which directors elected to defer their fees. Compensation so deferred is denominated in shares of our common stock determined by reference to the average market price as specified by the terms of the individual agreement. Dividends are credited to the account denominated in shares of our common stock at a value equal to the fair market value of the stock on the date of payment of such dividend.

All shares of common stock issuable under our compensation plans are subject to adjustment to reflect any increase or decrease in the number of shares outstanding as a result of stock splits, combination of shares, recapitalizations, mergers or consolidations.

Recent Sales of Unregistered Securities

We did not sell unregistered equity securities during fiscal year 2011 that were not reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not purchase any of our Common Stock during the three-month period ended May 31, 2011.

ITEM 6.	SELECTED FINANCIAL DATA

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

$ In thousands except per share	2011	2010	2009	2008	2007
FOR THE YEAR
Net sales	$621,813	$621,064	$839,202	$1,028,854	$996,250
Net income (loss)	(64,913)	(38,853)	(17,647)	87,631	104,711
Capital expenditures	45,683	13,659	288,544	312,525	317,658
PER SHARE INFORMATION
Net income (loss) (diluted)	$(2.33)	$(1.40)	$(.64)	$3.14	$3.94
Cash dividends	.30	.30	.30	.30	.30
Book value	24.94	27.39	28.98	30.02	26.98
YEAR END POSITION
Total assets	$1,551,011	$1,531,747	$1,572,544	$1,531,534	$1,275,370
Net working capital	249,227	245,072	219,143	186,897	142,296
Long-term debt	652,403	538,620	541,540	401,880	274,416
Shareholders’ equity	695,582	761,248	803,145	825,367	737,119
Return on average common equity	(9.0)%	(4.9)%	(2.1)%	11.2%	18.5%
OTHER INFORMATION
Diluted average common shares outstanding (in thousands)	27,825	27,744	27,614	27,860	27,684
Common stock prices
High	$47.42	$48.70	$74.75	$93.80	$88.22
Low	27.28	27.36	12.58	45.38	43.39

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a leading supplier of heavy construction materials in the southwestern United States through our three business segments: cement, aggregates and consumer products. Our principal products are gray portland cement, produced and sold through our cement segment; stone, sand and gravel, produced and sold through our aggregates segment; and ready-mix concrete, produced and sold through our consumer products segment. Other products include expanded shale and clay lightweight aggregates, produced and sold through our aggregates segment, and packaged concrete mix, mortar, sand and related products, produced and sold through our consumer products segment.

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

Even though the national economy experienced slow growth during fiscal year 2011, construction activity has remained at low levels. As a consequence, throughout fiscal year 2011 we continued with many of the steps that we began taking in fiscal year 2009 in response to the recession. We also continued to assess other actions that may help us reduce costs, conserve cash or improve our sales or operations. These steps and others are indicative of our intense focus on cost reduction, management of our cash position and management of production levels, which we believe had a significant positive impact on our operating results in the last two fiscal years.

In October 2007 we commenced construction on a project to expand our Hunter, Texas cement plant. In May 2009 we temporarily halted construction on the project because we believed that economic and market conditions made it unlikely that cement demand levels in Texas at that time would permit the new kiln to operate profitably if the project was completed as originally scheduled. We resumed construction in October 2010. The total capital cost of the project is expected to be between $365 million and $375 million, excluding capitalized interest, and commissioning is expected to begin within 24 months of the restart of construction. As of May 31, 2011, we have incurred approximately $310.5 million, excluding capitalized interest of approximately $35.0 million related to the project, of which $303.8 million has been paid.

In April 2011 we entered into an asset exchange transaction in which we acquired the ready-mix operations of Transit Mix Concrete and Materials Company, a subsidiary of Trinity Industries, Inc., that serve the central Texas market from north of San Antonio to Hillsboro, Texas. In exchange for the ready-mix facilities, we transferred to Trinity Materials, Inc., also a subsidiary of Trinity Industries, Inc., our aggregate operations at the Anacoco sand and gravel plant, which serves the southwest Louisiana and southeast Texas markets, and the Paradise and Beckett sand and gravel plants, which both serve the north Texas market. The exchange resulted in the recognition of a gain of $12.0 million and an increase in ready-mix property, plant and equipment of $17.4 million. The operating results of the acquired ready-mix operations are reported in our consumer products segment.

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

During fiscal year 2011, construction activity remained at low levels in both our California and Texas market areas. We have continued to focus on cost reduction, management of our cash position and management of production levels, which we believe has had a significant positive impact on our operating results.

Consolidated sales for fiscal year 2011 were $621.8 million, an increase of $0.7 million from the prior fiscal year. Consolidated cost of products sold was $596.5 million, an increase of $34.4 million from the prior fiscal year. Consolidated gross profit was $25.3 million, a decrease of $33.7 million from the prior fiscal year. Lower sales prices offset in part by higher shipments reduced consolidated gross profit approximately $31 million.

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

Consolidated selling, general and administrative expense for fiscal year 2011 was $76.4 million, a decrease of $3.0 million from the prior fiscal year. Consolidated selling, general and administrative expense for fiscal year 2010 was $79.4 million, an increase of $7.3 million from the prior fiscal year. In 2011, we recognized $1.3 million in expenses associated with the acquisition of ready-mix operating assets through an asset exchange transaction. In addition, insurance expense increased $1.7 million in 2011 and decreased $1.0 million in 2010 and bad debt expense increased $1.4 million in 2011 and $0.5 million in 2010 from the prior fiscal years. Our stock-based compensation includes awards expected to be settled in cash, the expense for which is based on their fair value at the end of each period until the awards are paid. The impact of changes in our stock price on the fair value of these awards increased expense $0.3 million in 2011 and $8.9 million in 2010 from the prior fiscal years. Our financial security plan postretirement benefit obligations are determined using assumptions as of the end of the year. In 2010, it was discovered that our actuarial assumptions for certain participants failed to consider that these participants will receive their defined benefit for a minimum of 15 years or life. Previously, our calculations had incorrectly assumed that the payments to these participants ceased after 15 years. We recomputed the defined benefit liability for these participants and accordingly recognized a charge of $4.4 million in 2010 to record the additional liability. Management estimated that $3.4 million of this additional liability related to years prior to 2010. This $3.4 million would have accumulated over time since the year 2000. The $1.0 million increase related to 2010 was primarily a function of the decreased discount rate in 2010 compared to the discount rate in 2009. Management determined that the amount related to prior years was not material to the financial statements and the entire change has been recognized in selling, general and administrative expense in 2010. Financial security plan postretirement benefit expense excluding this adjustment decreased $1.0 million in 2011 and increased $3.1 million in 2010 from the prior fiscal years. Our focus on reducing controllable costs lowered overall other expenses $2.3 million in 2011 and $8.6 million in 2010 from the prior fiscal years.

Consolidated other income for fiscal year 2011 was $21.5 million, an increase of $10.8 million from the prior fiscal year. Consolidated other income for fiscal year 2010 was $10.7 million, a decrease of $10.5 million from the prior fiscal year. The exchange of aggregate operating assets for ready-mix operating assets resulted in the recognition of a gain of $12.0 million in 2011. Sales of emission credits associated with our Crestmore cement plant in Riverside, California resulted in gains of $1.7 million in 2011, $3.4 million in 2010 and $1.7 million in 2009. Routine sales of surplus operating assets and real estate resulted in gains of $1.7 million in 2011, $1.4 million in 2010 and $6.8 million in 2009. In addition, we have entered into various oil and gas lease agreements on property we own in north Texas. The terms of the agreements include the payment of a lease bonus and royalties on any oil and gas produced. Lease bonus payments and royalties on oil and gas produced resulted in income of $3.1 million in 2011, $1.1 million in 2010 and $6.2 million in 2009.

Consolidated operating profit for fiscal years 2011, 2010 and 2009 was $1.2 million, $31.5 million and $27.2 million, respectively. The following is a summary of operating results for our business segments and certain other information related to our principal products and non-operating income and expenses.

Cement Operations

	Year ended May 31,
In thousands except per unit	2011	2010	2009
Operating Results
Cement sales	$256,385	$266,180	$364,386
Other sales and delivery fees	30,909	28,333	30,934

Total segment sales	287,294	294,513	395,320
Cost of products sold	283,407	270,763	342,824

Gross profit	3,887	23,750	52,496
Selling, general and administrative	(18,967)	(17,528)	(19,343)
Goodwill impairment	—	—	(58,395)
Other income	4,831	7,774	9,301

Operating Profit (Loss)	$(10,249)	$13,996	$(15,941)

Cement
Shipments (tons)	3,301	3,226	4,035
Prices ($/ton)	$77.68	$82.51	$90.31
Cost of sales ($/ton)	$77.29	$76.36	$78.02

Fiscal Year 2011 Compared to Fiscal Year 2010

Cement operating loss for fiscal year 2011 was $10.2 million. Cement operating profit for fiscal year 2010 was $14.0 million. Cement operating profit for fiscal year 2011 decreased $24.2 million from the prior fiscal year. Lower sales prices offset in part by higher shipments reduced operating profit approximately $15 million. In addition, higher selling, general and administrative expense and lower other income reduced operating profit $4.3 million from the prior fiscal year.

Total segment sales for fiscal year 2011 were $287.3 million compared to $294.5 million for the prior fiscal year. Cement sales decreased $9.8 million as construction activity remained at low levels in both our Texas and California market areas. Our Texas market area accounted for approximately 71% of cement sales in each fiscal year. Cement shipments increased 1% in our Texas market area and 4% in our California market area from the prior fiscal year. Average prices decreased 6% in our Texas market area and 7% in our California market area from the prior fiscal year.

Cost of products sold for fiscal year 2011 increased $12.6 million from the prior fiscal year. The effect of higher shipments was offset in part by the effect of higher clinker production. Cement unit costs increased 1% from the prior fiscal year as the effect of higher shipments was offset by higher raw material, energy and supplies and maintenance costs. Supplies and maintenance costs related to scheduled maintenance at our three cement plants increased approximately $2 million from the prior fiscal year.

Selling, general and administrative expense for fiscal year 2011 increased $1.4 million from the prior fiscal year. The increase was primarily due to $1.9 million higher insurance expense offset in part by lower overall administrative expenses.

Other income for fiscal year 2011 decreased $2.9 million from the prior fiscal year. The decrease was primarily due to $0.9 million lower royalty income and $1.7 million lower gains from sales of emissions credits associated with our Crestmore cement plant in Riverside, California.

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

Aggregate Operations

	Year ended May 31,
In thousands except per unit	2011	2010	2009
Operating Results
Stone, sand and gravel sales	$89,045	$88,019	$131,197
Expanded shale and clay sales and delivery fees	83,380	76,928	106,294

Total segment sales	172,425	164,947	237,491
Cost of products sold	152,102	142,963	197,583

Gross profit	20,323	21,984	39,908
Selling, general and administrative	(11,389)	(9,602)	(12,633)
Other income	13,704	1,419	6,954

Operating Profit	$22,638	$13,801	$34,229

Stone, sand and gravel
Shipments (tons)	12,065	11,363	16,470
Prices ($/ton)	$7.38	$7.75	$7.97
Cost of sales ($/ton)	$6.72	$6.91	$6.68

Fiscal Year 2011 Compared to Fiscal Year 2010

Aggregate operating profit for fiscal year 2011 was $22.6 million, an increase of $8.8 million from the prior fiscal year. Operating profit excluding a gain of $12.0 million recognized in connection with the exchange of aggregate operating assets for ready-mix operating assets decreased $3.2 million. The effect of lower sales prices offset in part by higher shipments reduced operating profit approximately $1 million.

Total segment sales for fiscal year 2011 were $172.4 million compared to $164.9 million for the prior fiscal year. Stone, sand and gravel sales increased $1.0 million on 5% lower average prices and 8% higher shipments excluding the effect of the exchange of aggregate operating assets which reduced shipments 2% from the prior fiscal year.

Cost of products sold for fiscal year 2011 increased $9.1 million from the prior fiscal year primarily due to higher shipments. Stone, sand and gravel unit costs decreased 3% from the prior fiscal year as the effect of higher shipments was offset in part by higher repair and maintenance costs.

Selling, general and administrative expense for fiscal year 2011 increased $1.8 million from the prior fiscal year. The increase was primarily due to higher provisions for bad debts and casualty insurance claims.

Other income for fiscal year 2011 increased $12.3 million. Other income in 2011 includes a gain of $12.0 million from the exchange of aggregate operating assets for ready-mix operating assets.

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

Consumer Products Operations

	Year ended May 31,
In thousands except per unit	2011	2010	2009
Operating Results
Ready-mix concrete sales	$180,826	$175,712	$247,931
Package products sales and delivery fees	55,322	55,671	61,490

Total segment sales	236,148	231,383	309,421
Cost of products sold	235,055	218,119	288,756

Gross profit	1,093	13,264	20,665
Selling, general and administrative	(12,773)	(10,193)	(13,116)
Other income	529	586	1,314

Operating Profit (Loss)	$(11,151)	$3,657	$8,863

Ready-mix concrete
Shipments (cubic yards)	2,415	2,147	2,902
Prices ($/cubic yard)	$74.87	$81.83	$85.46
Cost of sales ($/cubic yard)	$77.89	$79.82	$81.41

Fiscal Year 2011 Compared to Fiscal Year 2010

Consumer products operating loss for fiscal year 2011 was $11.2 million. Consumer products operating profit for fiscal year 2010 was $3.7 million. Consumer products operating profit for fiscal year 2011 decreased $14.8 million from the prior fiscal year. Lower sales prices offset in part by higher shipments reduced operating profit approximately $14 million.

Total segment sales for fiscal year 2011 were $236.1 million compared to $231.4 million for the prior fiscal year. Ready-mix concrete sales increased $5.1 million primarily as a result of the acquisition of the ready-mix operations of Transit Mix Concrete and Materials Company, a subsidiary of Trinity Industries, Inc., that serve the central Texas market from north of San Antonio to Hillsboro, Texas. Average prices decreased 9% from the prior fiscal year. Shipments increased 12% from the prior fiscal year, of which 5% was the result of the acquisition of the additional ready-mix operations.

Cost of products sold for fiscal year 2011 increased $16.9 million from the prior fiscal year. Ready-mix concrete unit costs decreased 2% from the prior fiscal year primarily as a result of the effect of higher shipments on unit costs offset in part by higher repair and maintenance costs.

Selling, general and administrative expense for fiscal year 2011 increased $2.6 million from the prior fiscal year. In addition to higher provisions for bad debts and casualty insurance claims, we recognized $1.3 million in expenses associated with the acquisition of the additional ready-mix operating assets.

Other income for fiscal year 2011 was comparable to the prior fiscal year.

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

Corporate

	Year ended May 31,
In thousands	2011	2010	2009
Other income	$2,448	$887	$3,622
Selling, general and administrative	(33,291)	(42,092)	(27,001)

	$(30,843)	$(41,205)	$(23,379)

Fiscal Year 2011 Compared to Fiscal Year 2010

Corporate other income for fiscal year 2011 increased $1.6 million from the prior fiscal year primarily due to $2.2 million higher oil and gas lease bonus and royalty payments offset in part by $0.6 million lower interest income.

Corporate selling, general and administrative expense for fiscal year 2011 decreased $8.8 million from the prior fiscal year. The decrease was primarily the result of $5.4 million lower financial security plan postretirement benefit expense. Financial security plan postretirement benefit expense excluding a charge of $4.4 million we recognized in 2010 decreased $1.0 million from the prior fiscal year. In addition to $1.8 million lower provisions for casualty insurance claims and property tax expense, our focus on reducing controllable costs lowered other expenses $1.6 million from the prior year.

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

Interest

Interest expense incurred for fiscal year 2011 was $66.3 million, of which $18.7 million was capitalized in connection with our Hunter, Texas cement plant expansion project and $47.6 million was expensed. Interest expense incurred for fiscal year 2010 was $52.2 million, all of which was expensed. Interest expense incurred for fiscal year 2009 was $47.7 million, of which $14.4 million was capitalized in connection with our Hunter, Texas cement plant expansion project and $33.3 million was expensed.

Interest expense incurred for fiscal year 2011 increased $14.1 million from the prior fiscal year. The increase was primarily the result of higher average outstanding debt at higher interest rates due to the August 2010 refinancing of our 7.25% senior notes.

Interest expense to be capitalized in connection with our Hunter, Texas cement plant expansion project during fiscal year 2012 is currently estimated at approximately $35 million.

Loss on Debt Retirements

On July 27, 2010, we commenced a cash tender offer for all of the outstanding $550 million aggregate principal amount of our 7.25% senior notes due 2013 and a solicitation of consents to amend the indenture governing the 7.25% notes. Pursuant to the tender offer and consent solicitation, we purchased $536.6 million aggregate principal amount of the 7.25% notes, and paid an aggregate of $547.7 million in purchase price and consent fees. On September 9, 2010, we redeemed the remaining $13.4 million aggregate principal amount of the 7.25% notes at a price of 101.813% of the principal amount thereof, plus accrued and unpaid interest on the 7.25% notes to the redemption date. We used the net proceeds from the issuance and sale of $650 million aggregate principal amount of our 9.25% senior notes to pay the purchase or redemption price of the 7.25% notes and the consent fees and to increase working capital. We recognized a loss on debt retirement of $29.6 million representing $11.4 million in consent fees, redemption price premium and transaction costs and a write-off of $18.2 million of unamortized debt discount and original issuance costs associated with the 7.25% notes in fiscal year 2011.

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

Income Taxes

Our effective tax rate was 39.2% in 2011, 37.3% in 2010 and 42.0% in 2009. The primary reason that the effective tax rate differed from the 35% statutory corporate rate was due to additional percentage depletion that is tax deductible, the effect of qualified domestic production activities, state income taxes and nondeductible stock compensation.

As of May 31, 2011, we had an alternative minimum tax credit carryforward of $28.8 million. The credit, which does not expire, is available for offset against future regular federal income tax. We had a $46.4 million federal net operating loss carryforward. The federal net operating loss may be carried forward twenty years and offset against future federal taxable income. We also had a tax benefit of $3.5 million from state net operating losses that may be carried forward from five to twenty years. Management believes it is more likely than not that the deferred tax assets will be realized.

Management reviews our deferred tax position and in particular our deferred tax assets whenever circumstances indicate that the assets may not be realized in the future and would record a valuation allowance unless such deferred tax assets were deemed more likely than not to be recoverable. The ultimate realization of these deferred tax assets depends upon various factors including the generation of taxable income during future periods. The Company’s deferred tax assets exceeded deferred tax liabilities as of May 31, 2011, primarily as a result of the recent losses. Management believes the positive evidence relating to the Company’s existing deferred tax liabilities and its ability to execute prudent and feasible tax planning strategies exceeds the negative evidence from the recent losses. We have concluded based on all available evidence that the Company will more-likely-than-not realize its deferred tax assets, and that a valuation allowance is not required at this time. Should the Company continue to experience losses, a valuation allowance may become necessary.

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

Environmental Liabilities.    We are subject to environmental laws and regulations established by federal, state and local authorities, and make provision for the estimated costs related to compliance when it is probable that an estimable liability has been incurred.

Legal Contingencies.    We are defendants in lawsuits which arose in the normal course of business, and make provision for the estimated loss from any claim or legal proceeding when it is probable that an estimable liability has been incurred.

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

Long-lived Assets.    Management reviews long-lived assets on a facility by facility basis for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be recoverable and would record an impairment charge if necessary. Such evaluations compare the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset and are significantly impacted by estimates of future prices for our products, capital needs, economic trends and other factors. Estimates of future cash flows reflect Management’s belief that it operates in a cyclical industry and that we are at a low point in the cycle.

In the fourth quarter of our 2011 fiscal year, management evaluated the Hunter, Texas cement plant, including the capitalized construction and interest costs associated with the expansion. We expect the Texas market to recover to pre-recession levels and to complete the expansion project. Based on historical margins, we believe the undiscounted cash flows over the remaining life of the Hunter plant after completion of the expansion will significantly exceed the current investment in the plant as well as the remaining costs of the expansion and future capital expenditures necessary to achieve these cash flows.

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

Income Taxes.    Texas Industries, Inc. (the parent company) joins in filing a consolidated return with its subsidiaries based on federal and certain state tax filing requirements. Certain subsidiaries also file separate state income tax returns. Current and deferred tax expense is allocated among the members of the group based on a stand-alone calculation of the tax of the individual member. We recognize and classify deferred income taxes using an asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effect of temporary differences between the financial statements and the tax basis of assets and liabilities, as measured by current enacted tax rates.

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are generally recorded in the year the tax returns are filed.

The amount of income tax we pay is subject to ongoing audits by federal and state authorities which may result in proposed assessments. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental. We account for these uncertain tax issues using a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The first step determines if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step measures the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We adjust reserves for our uncertain tax positions due to changing facts and circumstances, such as the closing of a tax audit, judicial rulings, refinement of estimates, or realization of earnings or deductions that differ from our estimates. To the extent that the final outcome of these matters differs from the amounts recorded, such differences generally will impact our provision for income taxes in the period in which such a determination is made. Our provisions for income taxes include the impact of reserve provisions and changes to reserves that are considered appropriate including related interest and penalties.

Management reviews our deferred tax position and in particular our deferred tax assets whenever circumstances indicate that the assets may not be realized in the future and would record a valuation allowance unless such deferred tax assets were deemed more likely than not to be recoverable. The ultimate realization of these deferred tax assets is dependent upon various factors including the generation of taxable income during future periods. In determining the need for a valuation allowance, we consider such factors as historical earnings, the reversal of existing temporary differences, prior taxable income (if carryback is permitted under the tax law), and prudent and feasible tax planning strategies. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets valuation allowance would be charged to earnings in the period in which we make such a determination. If we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance as an adjustment to earnings at such time.

RECENTLY ISSUED ACCOUNTING GUIDANCE

In June 2011, the Financial Accounting Standards Board issued new accounting guidance that requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. This guidance is effective for us on June 1, 2012 and is not expected to have a material impact on our consolidated financial statements.

In May 2011, the Financial Accounting Standards Board issued new accounting guidance to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This guidance is effective for us on March 1, 2012. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In January 2010, the Financial Accounting Standards Board issued new accounting guidance that requires additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, and the activity in Level 3 fair value measurements. The new guidance is effective for us on June 1, 2011 and is not expected to have a material impact on our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

In addition to cash and cash equivalents of $116.4 million at May 31, 2011, our sources of liquidity include cash from operations and borrowings available under our senior secured revolving credit facility.

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

The amount that can be borrowed under the credit facility is limited to an amount based on the value of our consolidated accounts receivable, inventory and mobile equipment. This amount, called the borrowing base, may be less than the $200 million stated principal amount of the credit facility. The borrowing base under the agreement was $138.4 million as of May 31, 2011. We are not required to maintain any financial ratios or covenants unless an event of default occurs or the unused portion of the borrowing base is less than $40 million, in which case we must maintain a fixed charge coverage ratio of at least 1.1 to 1.0. At May 31, 2011, our fixed charge coverage ratio was (.12) to 1.0. Given this ratio, we may use only $98.4 million of the borrowing base as of such date. No borrowings were outstanding at May 31, 2011; however, $32.1 million of the borrowing base was used to support letters of credit. As a result, the maximum amount we could borrow as of May 31, 2011 was $66.3 million.

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

The credit agreement contains a number of covenants restricting, among other things, prepayment or redemption of our senior notes, distributions and dividends on and repurchases of our capital stock, acquisitions and investments, indebtedness, liens and affiliate transactions. We are permitted to pay cash dividends on our common stock as long as the credit facility is not in default, the fixed charge coverage ratio is greater than 1.1 to 1.0 and borrowing availability under the borrowing base is more than $50 million. When our fixed charge coverage ratio is less than 1.1 to 1.0, we are permitted to pay cash dividends on our common stock not to exceed $2.5 million in any single instance (which shall not occur more than four times in any calendar year) or $10 million in the aggregate during any calendar year as long as the credit facility is not in default and borrowing availability is more than the greater of $60 million or 30% of the aggregate commitments of all lenders. For this purpose, borrowing availability is equal to the borrowing base less the amount of outstanding borrowings less the amount used to support letters of credit. We were in compliance with all of our loan covenants as of May 31, 2011.

9.25% Senior Notes.    On August 10, 2010, we sold $650 million aggregate principal amount of our 9.25% senior notes due 2020 at an offering price of 100%. The notes were issued under an indenture dated as of August 10, 2010. The net proceeds were used to purchase or redeem all of our outstanding 7.25% senior notes due 2013, with additional proceeds available for general corporate purposes.

At May 31, 2011, we had $650 million aggregate principal amount of 9.25% senior notes outstanding. Under the indenture, at any time on or prior to August 15, 2015, we may redeem the notes at a redemption price equal to the sum of the principal amount thereof, plus accrued interest and a make-whole premium. On and after August 15, 2015, we may redeem all or a part of the notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest if redeemed during the twelve-month period beginning on August 15 of the years indicated below:

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

All of our consolidated subsidiaries have unconditionally guaranteed the 9.25% senior notes. The indenture governing the notes contains affirmative and negative covenants that, among other things, limit our and our subsidiaries’ ability to pay dividends on or redeem or repurchase stock, make certain investments, incur additional debt or sell preferred stock, create liens, restrict dividend payments or other payments from subsidiaries to the Company, engage in consolidations and mergers or sell or transfer assets, engage in sale and leaseback transactions, engage in transactions with affiliates, and sell stock in our subsidiaries. We are not required to maintain any affirmative financial ratios or covenants. We were in compliance with all of our covenants as of May 31, 2011.

Contractual Obligations.    The following is a summary of our estimated future payments under our material contractual obligations as of May 31, 2011.

	Future Payments by Period
In thousands	Total	2012	2013	2014	2015-2016	After 2016
Borrowings
Long-term debt excluding capital leases(1)	$650,268	$—	$—	$—	$—	$650,268
Interest	553,651	60,125	60,125	60,125	120,250	253,026
Operating leases(2)	45,675	12,302	12,575	6,172	7,498	7,128
Supply and service contracts(3)	31,081	12,958	12,040	6,083	—	—
Capital lease and maintenance service contract(4)	6,391	399	400	399	799	4,394
Construction contract(5)	51,799	34,131	17,668	—	—	—
Asset retirement obligations(6)	18,517	1,471	132	—	—	16,914
Defined benefit plans(7)(8)	145,870	3,127	3,395	3,864	9,424	126,060

	$1,503,252	$124,513	$106,335	$76,643	$137,971	$1,057,790

(1)	See Note 3 of Notes to Consolidated Financial Statements in Item 8 of this Report for information regarding our long-term debt. Our outstanding letters of credit issued under the senior secured revolving credit facility only collateralize payment of recorded liabilities.

(2)	We lease certain mobile and other equipment, office space and other items used in our operations under operating leases that in the normal course of business may be renewed or replaced by subsequent leases. Future payments under leases exclude mineral rights which are insignificant and are generally required only for products produced.

(3)	We purchase coal for use in our operations under long-term supply contracts that, in certain cases, require minimum amounts of materials be purchased or are subject to minimum transportation charges. In addition, we purchase mining services at our north Texas cement plant under a long-term contract that contains provisions for minimum payments. We expect to utilize these required amounts of materials and services in the normal course of business operations.

(4)	We entered into a long-term contract with a power supplier which included the construction of certain power facilities at our Oro Grande, California cement plant. We have recognized a capital lease obligation of $2.4 million related to payment obligations under the power supply contract related to these facilities. The total future commitment under the contract includes maintenance services to be provided by the power supplier.

(5)	We entered into a construction contract in connection with the expansion of our Hunter, Texas cement plant. The total capital cost of the project is expected to be between $365 million and $375 million, excluding capitalized interest, of which approximately $303.8 million has been paid as of May 31, 2011.

(6)	We incur legal obligations for asset retirement as part of our normal operations related to land reclamation, plant removal and Resource Conservation and Recovery Act closures.

(7)	We pay benefits under a series of non-qualified defined benefit plans. See Note 7 of Notes to Consolidated Financial Statements in Item 8 of this Report for information regarding our retirement plans.

(8)	We pay benefits under a health benefit plan covering approximately 600 employees and retirees of our California cement subsidiary. These employees are also covered by a qualified defined benefit pension plan. We contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus additional amounts considered appropriate. We expect to make plan contributions of $4.4 million in fiscal year 2012.

In October 2007 we commenced construction on a project to expand our Hunter, Texas cement plant. In May 2009 we temporarily halted construction on the project because we believed that economic and market conditions made it unlikely that cement demand levels in Texas at that time would permit the new kiln to operate profitably if the project was completed as originally scheduled. We resumed construction in October 2010. The total capital cost of the project is expected to be between $365 million and $375 million, excluding capitalized interest, and commissioning is expected to begin within 24 months of the restart of construction. As of May 31, 2011, we have incurred approximately $310.5 million, excluding capitalized interest of approximately $35.0 million related to the project, of which $303.8 million has been paid.

For the next year, we expect cash and cash equivalents, cash from operations, and available borrowings under our senior secured revolving credit facility to be sufficient to provide funds for capital expenditure commitments currently estimated at $35 million to $45 million, capital expenditures for the Hunter plant expansion, scheduled debt payments, working capital needs and other general corporate purposes.

Cash Flows

Net cash provided by operating activities for fiscal years 2011, 2010 and 2009 was $9.2 million, $48.2 million and $107.3 million, respectively.

Net cash provided by operating activities for fiscal year 2011 decreased $38.9 million from fiscal year 2010. The decrease was primarily the result of lower income from operations which was partially offset by changes in working capital items including decreases in receivables and increases in accounts payable and accrued liabilities.

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

Net cash used by investing activities for fiscal year 2011 was $36.7 million. Net cash provided by investing activities for fiscal year 2010 was $17.0 million. Net cash used by investing activities for fiscal year 2009 was $249.0 million.

Capital expenditures, including capitalized interest, incurred in connection with the expansion of our Hunter, Texas cement plant for fiscal years 2011, 2010 and 2009 were $25.4 million, $5.3 million and $222.1 million, respectively. Capital expenditures incurred in connection with the expansion and modernization of our Oro Grande, California cement plant for fiscal year 2009 were $1.3 million.

Capital expenditures for normal replacement and upgrades of existing equipment and acquisitions to sustain our existing operations for fiscal years 2011, 2010 and 2009 were $20.3 million, $8.3 million and $65.1 million, respectively. Capital expenditures in fiscal year 2009 include $25.3 million incurred to acquire aggregate operations in central Texas through a tax deferred like-kind-exchange transaction.

Proceeds from the sale of operating assets and real estate associated with our aggregate operations in north Texas and south Louisiana in fiscal year 2008 in the amount of $28.7 million were held by a qualified intermediary trust for reinvestment in tax deferred like-kind-exchange transactions. Completion of our tax deferred like-kind-exchange transactions in fiscal year 2009 reduced the cash designated for property acquisitions that was being held by a qualified intermediary trust by $28.7 million.

Proceeds from asset disposals in fiscal year 2010 include $19.2 million representing the outstanding principal amount of a note receivable we sold on December 18, 2009. The note was received in connection with sale of land associated with our expanded shale and clay operations in south Texas in 2006 and had been scheduled to mature May 31, 2010.

We have elected to receive distributions from life insurance contracts purchased in connection with certain of our benefit plans. Proceeds from distributions and policy settlements for fiscal years 2011, 2010 and 2009 were $7.8 million, $10.6 million and $5.7 million, respectively, which were offset in part by premiums and fees paid to maintain the policies.

Net cash provided by financing activities for fiscal year 2011 was $69.0 million. Net cash used by financing activities for fiscal year 2010 was $10.0 million. Net cash provided by financing activities for fiscal year 2009 was $122.0 million.

On July 27, 2010, we commenced a cash tender offer for all of the outstanding $550 million aggregate principal amount of our 7.25% senior notes due 2013 and a solicitation of consents to amend the indenture governing the 7.25% notes. Pursuant to the tender offer and consent solicitation, we purchased $536.6 million aggregate principal amount of the 7.25% notes, and paid an aggregate of $547.7 million in purchase price and consent fees. On September 9, 2010, we redeemed the remaining $13.4 million aggregate principal amount of the 7.25% notes at a price of 101.813% of the principal amount thereof, plus accrued and unpaid interest on the 7.25% notes to the redemption date. We used the net proceeds from the issuance and sale of $650 million aggregate principal amount of our 9.25% senior notes to pay the purchase or redemption price of the 7.25% notes and the consent fees and to increase working capital. We recognized a loss on debt retirement of $29.6 million representing $11.4 million in consent fees, redemption price premium and transaction costs and a write-off of $18.2 million of unamortized debt discount and original issuance costs associated with the 7.25% notes in fiscal year 2011.

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

Proceeds from stock option exercises and the related tax benefits for fiscal years 2011, 2010 and 2009 were $1.5 million, $1.1 million and $6.2 million, respectively. Dividends paid on our common stock in fiscal years 2011, 2010 and 2009 were $8.4 million, $8.3 million and $8.3 million, respectively.

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

The estimated fair value of each class of financial instrument as of May 31, 2011 and May 31, 2010 approximates its carrying value except for long-term debt having fixed interest rates. The fair value of our long-term debt is estimated based on broker/dealer quoted market prices. As of May 31, 2011, the fair value of our long-term debt, including the current portion, was approximately $691.5 million compared to the carrying amount of $652.5 million. As of May 31, 2010, the fair value of long-term debt, including the current portion, was approximately $534.8 million compared to the carrying amount of $538.9 million. With respect to borrowings under our senior secured revolving credit facility, which are variable rate debt, a 10 percent change in interest rates for the year ended May 31, 2011, would not have resulted in a significant annual change in our pretax earnings and cash flows.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included in Item 7 of this Report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	May 31,
In thousands	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$116,432	$74,946
Receivables—net	85,817	112,184
Inventories	140,646	142,419
Deferred income taxes and prepaid expenses	22,040	23,426

TOTAL CURRENT ASSETS	364,935	352,975
PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	158,232	158,367
Buildings	59,320	58,351
Machinery and equipment	1,222,560	1,220,021
Construction in progress	357,638	322,039

	1,797,750	1,758,778
Less depreciation and depletion	642,329	604,269

	1,155,421	1,154,509
OTHER ASSETS
Goodwill	1,715	1,715
Real estate and investments	6,749	6,774
Deferred income taxes and other charges	22,191	15,774

	30,655	24,263

	$1,551,011	$1,531,747

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$56,787	$56,214
Accrued interest, compensation and other	58,848	51,455
Current portion of long-term debt	73	234

TOTAL CURRENT LIABILITIES	115,708	107,903
LONG-TERM DEBT	652,403	538,620
DEFERRED INCOME TAXES AND OTHER CREDITS	87,318	123,976
SHAREHOLDERS’ EQUITY
Common stock, $1 par value; authorized 100,000 shares; issued and outstanding 27,887 and 27,796 shares, respectively	27,887	27,796
Additional paid-in capital	481,706	475,584
Retained earnings	198,751	272,018
Accumulated other comprehensive loss	(12,762)	(14,150)

	695,582	761,248

	$1,551,011	$1,531,747

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Year Ended May 31,
In thousands except per share	2011	2010	2009
NET SALES	$621,813	$621,064	$839,202
Cost of products sold	596,510	562,066	726,133

GROSS PROFIT	25,303	58,998	113,069

Selling, general and administrative	76,420	79,415	72,093
Goodwill impairment	—	—	58,395
Interest	47,583	52,240	33,286
Loss on debt retirements	29,619	—	907
Other income	(21,512)	(10,666)	(21,191)

	132,110	120,989	143,490

LOSS BEFORE INCOME TAXES	(106,807)	(61,991)	(30,421)

Income tax benefit	(41,894)	(23,138)	(12,774)

NET LOSS	$(64,913)	$(38,853)	$(17,647)

Net loss per share
Basic	$(2.33)	$(1.40)	$(.64)
Diluted	$(2.33)	$(1.40)	$(.64)

Average shares outstanding
Basic	27,825	27,744	27,614
Diluted	27,825	27,744	27,614

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Year Ended May 31,
In thousands	2011	2010	2009
OPERATING ACTIVITIES
Net loss	$(64,913)	$(38,853)	$(17,647)
Adjustments to reconcile net loss to cash provided by operating activities
Depreciation, depletion and amortization	64,297	63,925	68,192
Goodwill impairment	—	—	58,395
Gains on asset disposals	(13,638)	(1,350)	(6,759)
Deferred income tax benefit	(42,875)	(9,132)	(1,938)
Stock-based compensation expense (credit)	5,581	5,097	(4,400)
Excess tax benefits from stock-based compensation	—	(250)	(1,596)
Loss on debt retirements	29,619	—	907
Other—net	3,158	13,998	5,931
Changes in operating assets and liabilities
Receivables—net	13,379	(5,421)	55,397
Inventories	2,164	13,706	(11,070)
Prepaid expenses	1,301	387	(1,894)
Accounts payable and accrued liabilities	11,172	6,046	(36,232)

Net cash provided by operating activities	9,245	48,153	107,286

INVESTING ACTIVITIES
Capital expenditures—expansions	(25,430)	(5,337)	(223,445)
Capital expenditures—other	(20,253)	(8,322)	(65,099)
Cash designated for property acquisitions	—	—	28,733
Proceeds from asset disposals	3,596	21,592	7,981
Investments in life insurance contracts	4,073	6,967	2,876
Other—net	1,266	2,079	(21)

Net cash provided (used) by investing activities	(36,748)	16,979	(248,975)

FINANCING ACTIVITIES
Long-term borrowings	650,000	—	327,250
Debt retirements	(561,627)	(245)	(197,772)
Debt issuance costs	(12,492)	(2,552)	(5,470)
Stock option exercises	1,462	893	4,641
Excess tax benefits from stock-based compensation	—	250	1,596
Common dividends paid	(8,354)	(8,328)	(8,287)

Net cash provided (used) by financing activities	68,989	(9,982)	121,958

Increase (decrease) in cash and cash equivalents	41,486	55,150	(19,731)

Cash and cash equivalents at beginning of year	74,946	19,796	39,527

Cash and cash equivalents at end of year	$116,432	$74,946	$19,796

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Year Ended May 31,
In thousands	2011	2010	2009
COMMON STOCK ($1 par value)
Balance at the beginning of the year	$27,796	$27,718	$27,493
Stock issued to employees and non-employee directors related to stock compensation plans	91	78	225

Balance at the end of the year	27,887	27,796	27,718

ADDITIONAL PAID-IN CAPITAL
Balance at the beginning of the year	475,584	469,908	459,877
Stock-based compensation	4,729	4,584	3,963
Tax benefits from stock-based compensation	—	220	1,596
Stock issued to employees and non-employee directors related to stock compensation plans	1,393	872	4,472

Balance at the end of the year	481,706	475,584	469,908

RETAINED EARNINGS
Balance at the beginning of the year	272,018	319,199	345,133
Net loss	(64,913)	(38,853)	(17,647)
Common dividends paid—$.30 per share	(8,354)	(8,328)	(8,287)

Balance at the end of the year	198,751	272,018	319,199

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at the beginning of the year	(14,150)	(13,680)	(7,136)
Postretirement benefit obligation adjustments—net of tax expense (benefit) of $799 in 2011, $(270) in 2010 and $(3,727) in 2009	1,388	(470)	(6,544)

Balance at the end of the year	(12,762)	(14,150)	(13,680)

TOTAL SHAREHOLDERS’ EQUITY	$695,582	$761,248	$803,145

COMPREHENSIVE INCOME (LOSS)
Net loss	$(64,913)	$(38,853)	$(17,647)
Net other comprehensive income (loss)	1,388	(470)	(6,544)

Net comprehensive loss	$(63,525)	$(39,323)	$(24,191)

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Texas Industries, Inc. and subsidiaries is a leading supplier of heavy construction materials in the southwestern United States through our three business segments: cement, aggregates and consumer products. Our principal products are gray portland cement, produced and sold through our cement segment; stone, sand and gravel, produced and sold through our aggregates segment; and ready-mix concrete, produced and sold through our consumer products segment. Other products include expanded shale and clay lightweight aggregates, produced and sold through our aggregates segment, and packaged concrete mix, mortar, sand and related products, produced and sold through our consumer products segment. Our facilities are concentrated primarily in Texas, Louisiana and California. When used in these notes the terms “Company,” “we,” “us,” or “our” mean Texas Industries, Inc. and subsidiaries unless the context indicates otherwise.

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

Fair Value of Financial Instruments.    The estimated fair value of each class of financial instrument as of May 31, 2011 and May 31, 2010 approximates its carrying value except for long-term debt having fixed interest rates. The fair value of our long-term debt is estimated based on broker/dealer quoted market prices. As of May 31, 2011, the fair value of our long-term debt, including the current portion, was approximately $691.5 million compared to the carrying amount of $652.5 million. As of May 31, 2010, the fair value of long-term debt, including the current portion, was approximately $534.8 million compared to the carrying amount of $538.9 million.

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

Environmental Liabilities.    We are subject to environmental laws and regulations established by federal, state and local authorities, and make provision for the estimated costs related to compliance when it is probable that an estimable liability has been incurred.

Legal Contingencies.    We are a defendant in lawsuits which arose in the normal course of business, and make provision for the estimated loss from any claim or legal proceeding when it is probable that an estimable liability has been incurred.

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

Long-lived Assets.    Management reviews long-lived assets on a facility by facility basis for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be recoverable and would record an impairment charge if necessary. Such evaluations compare the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset and are significantly impacted by estimates of future prices for our products, capital needs, economic trends and other factors. Estimates of future cash flows reflect Management’s belief that it operates in a cyclical industry and that we are at a low point in the cycle.

In the fourth quarter of our 2011 fiscal year, management evaluated the Hunter, Texas cement plant, including the capitalized construction and interest costs associated with the expansion. We expect the Texas market to recover to pre-recession levels and to complete the expansion project. Based on historical margins, we believe the undiscounted cash flows over the remaining life of the Hunter plant after completion of the expansion will significantly exceed the current investment in the plant as well as the remaining costs of the expansion and future capital expenditures necessary to achieve these cash flows.

Property, plant and equipment is recorded at cost. Costs incurred to construct certain long-lived assets include capitalized interest which is amortized over the estimated useful life of the related asset. Interest is capitalized during the construction period of qualified assets based on the average amount of accumulated expenditures and the weighted average interest rate applicable to borrowings outstanding during the period. If accumulated expenditures exceed applicable borrowings outstanding during the period, capitalized interest is allocated to projects under construction on a pro rata basis. Provisions for depreciation are computed generally using the straight-line method. Useful lives for our primary operating facilities range from 10 to 25 years with certain cement facility structures having useful lives of 40 years. Provisions for depletion of mineral deposits are computed on the basis of the estimated quantity of recoverable raw materials. The costs of removing over burden and waste materials to access mineral deposits are referred to as stripping costs. All post-production stripping costs are recognized as costs of the inventory produced during the period the stripping costs are incurred. Maintenance and repairs are charged to expense as incurred.

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

Goodwill resulting from the acquisition of ready-mix operations in Texas and Louisiana and identified with our consumer products operations has a carrying value of $1.7 million at both May 31, 2011 and 2010. Based on an impairment test performed as of March 31, 2011, the fair value of the reporting unit exceeds its carrying value, and therefore, no potential impairment was identified.

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

Income Taxes.    Texas Industries, Inc. (the parent company) joins in filing a consolidated return with its subsidiaries based on federal and certain state tax filing requirements. Certain subsidiaries also file separate state income tax returns. Current and deferred tax expense is allocated among the members of the group based on a stand-alone calculation of the tax of the individual member. We recognize and classify deferred income taxes using an asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effect of temporary differences between the financial statements and the tax basis of assets and liabilities, as measured by current enacted tax rates.

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are generally recorded in the year the tax returns are filed.

The amount of income tax we pay is subject to ongoing audits by federal and state authorities which may result in proposed assessments. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental. We account for these uncertain tax issues using a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The first step determines if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step measures the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We adjust reserves for our uncertain tax positions due to changing facts and circumstances, such as the closing of a tax audit, judicial rulings, refinement of estimates, or realization of earnings or deductions that differ from our estimates. To the extent that the final outcome of these matters differs from the amounts recorded, such differences generally will impact our provision for income taxes in the period in which such a determination is made. Our provisions for income taxes include the impact of reserve provisions and changes to reserves that are considered appropriate including related interest and penalties.

Management reviews our deferred tax position and in particular our deferred tax assets whenever circumstances indicate that the assets may not be realized in the future and would record a valuation allowance unless such deferred tax assets were deemed more likely than not to be recoverable. The ultimate realization of these deferred tax assets is dependent upon various factors including the generation of taxable income during future periods. In determining the need for a valuation allowance, we consider such factors as historical earnings, the reversal of existing temporary differences, prior taxable income (if carryback is permitted under the tax law), and prudent and feasible tax planning strategies. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets valuation allowance would be charged to earnings in the period in which we make such a determination. If we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance as an adjustment to earnings at such time.

Real Estate and Investments.    Surplus real estate and real estate acquired for development of high quality industrial or multi-use parks totaled $6.0 million at May 31, 2011 and $5.9 million at May 31, 2010.

Investments include life insurance contracts purchased in connection with certain of our benefit plans. The contracts, recorded at their net cash surrender value, totaled $0.7 million (net of distributions of $87.7 million plus accrued interest and fees) at May 31, 2011 and $0.8 million (net of distributions of $82.8 million plus accrued interest and fees) at May 31, 2010. We can elect to receive distributions chargeable against the cash surrender value of the policies in the form of borrowings or withdrawals or we can elect to surrender the policies and receive their net cash surrender value. Proceeds received from the policies were $7.8 million in 2011, $10.6 million in 2010 and $5.7 million in 2009.

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

Deferred Other Charges.    Deferred other charges totaled $19.5 million at May 31, 2011 and $15.8 million at May 31, 2010 and are composed primarily of debt issuance costs that totaled $13.2 million at May 31, 2011 and $8.8 million at May 31, 2010. The costs are amortized over the term of the related debt.

Other Credits.    Other credits totaled $87.3 million at May 31, 2011 and $83.9 million at May 31, 2010 and are composed primarily of liabilities related to our retirement plans, deferred compensation agreements and asset retirement obligations.

Asset Retirement Obligations.    We record a liability for legal obligations associated with the retirement of our long-lived assets in the period in which it is incurred if an estimate of fair value of the obligation can be made. The discounted fair value of the obligations incurred in each period are added to the carrying amount of the associated assets and depreciated over the lives of the assets. The liability is accreted at the end of each period through a charge to operating expense. A gain or loss on settlement is recognized if the obligation is settled for other than the carrying amount of the liability.

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

Changes in asset retirement obligations are as follows:

In thousands	2011	2010
Balance at beginning of year	$4,474	$4,415
Additions	441	—
Accretion expense	194	311
Settlements	(654)	(252)

Balance at end of year	$4,455	$4,474

Net Sales.    Sales are recognized when title has transferred and products are delivered. We include delivery fees in the amount we bill customers to the extent needed to recover our cost of freight and delivery. Net sales are presented as revenues including these delivery fees.

Other Income.    Routine sales of surplus operating assets and real estate resulted in gains of $1.7 million in 2011, $1.4 million in 2010 and $6.8 million in 2009. In addition, we have sold emissions credits associated with our Crestmore cement plant in Riverside, California resulting in gains of $1.7 million in 2011, $3.4 million in 2010 and $1.7 million in 2009.

We have entered into various oil and gas lease agreements on property we own in north Texas. The terms of the agreements include the payment of a lease bonus and royalties on any oil and gas produced. Lease bonus payments and royalties on oil and gas produced resulted in income of $3.1 million in 2011, $1.1 million in 2010 and $6.2 million in 2009. We cannot predict what the level of future royalties, if any, will be.

In April 2011 we entered into an asset exchange transaction in which we acquired the ready-mix operations of Transit Mix Concrete and Materials Company, a subsidiary of Trinity Industries, Inc., that serve the central Texas market from north of San Antonio to Hillsboro, Texas. In exchange for the ready-mix facilities, we transferred to Trinity Materials, Inc., also a subsidiary of Trinity Industries, Inc., the aggregate operations at the Anacoco sand and gravel plant, which serves the southwest Louisiana and southeast Texas markets, and the Paradise and Beckett sand and gravel plants, which both serve the north Texas market. The exchange resulted in the recognition of a gain of $12.0 million and an increase in ready-mix property, plant and equipment of $17.4 million. The operating results of the acquired ready-mix operations are reported in our consumer products segment.

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

Financial-based Incentive Plans.    All personnel employed as of May 31 and not participating in a production-based incentive awards plan share in our pretax income for the year then ended based on predetermined formulas. The duration of most of the plans is one year. Certain executives are additionally covered under a three-year plan. All plans are subject to annual review by the Compensation Committee of the Board of Directors. The amount of financial-based incentive compensation included in selling, general and administrative expense was none in 2011 and 2010 and $0.6 million in 2009.

Earnings Per Share (“EPS”).    Income or loss allocated to common shareholders adjusts net income or loss for the participation in earnings of unvested restricted shares outstanding.

Basic weighted-average number of common shares outstanding during the period includes contingently issuable shares and excludes outstanding unvested restricted shares. Contingently issuable shares relate to vested shares under our former stock awards program and to deferred compensation agreements in which directors elected to defer their fees. Vested stock award shares are issued in the year in which the employee reaches age 60. The deferred compensation is denominated in shares of our common stock and issued in accordance with the terms of the agreement subsequent to retirement or separation from us. The shares are considered contingently issuable because the director has an unconditional right to the shares to be issued.

Diluted weighted-average number of common shares outstanding during the period adjusts basic weighted-average shares for the dilutive effect of stock options, restricted shares and awards.

Basic and Diluted EPS are calculated as follows:

In thousands except per share	2011	2010	2009
Earnings
Net loss	$(64,913)	$(38,853)	$(17,647)
Unvested restricted share participation	31	16	14

Loss allocated to common shareholders	$(64,882)	$(38,837)	$(17,633)

Shares
Weighted-average shares outstanding	27,836	27,752	27,620
Contingently issuable shares	2	6	10
Unvested restricted shares	(13)	(14)	(16)

Basic weighted-average shares	27,825	27,744	27,614

Stock option, restricted share and award dilution	—	—	—

Diluted weighted-average shares(1)	27,825	27,744	27,614

Net income (loss) per share
Basic	$(2.33)	$(1.40)	$(.64)

Diluted	$(2.33)	$(1.40)	$(.64)

(1)Shares excluded due to antidilutive effect
Stock options, restricted shares and awards	1,032	978	853

Recently Issued Accounting Guidance.    In June 2011, the Financial Accounting Standards Board issued new accounting guidance that requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. This guidance is effective for us on June 1, 2012 and is not expected to have a material impact on our consolidated financial statements.

In May 2011, the Financial Accounting Standards Board issued new accounting guidance to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This guidance is effective for us on March 1, 2012. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In January 2010, the Financial Accounting Standards Board issued new accounting guidance that requires additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, and the activity in Level 3 fair value measurements. The new guidance is effective for us on June 1, 2011 and is not expected to have a material impact on our consolidated financial statements.

2. Working Capital

Working capital totaled $249.2 million at May 31, 2011, compared to $245.1 million at May 31, 2010. Selected components of working capital are summarized below.

Receivables consist of:

In thousands	2011	2010
Trade notes and accounts receivable	$84,406	$95,120
Income tax receivable	—	13,253
Other	1,411	3,811

	$85,817	$112,184

Trade notes and accounts receivable are presented net of allowances for doubtful receivables of $3.9 million at May 31, 2011 and $3.5 million at May 31, 2010. Provisions for bad debts charged to expense were $3.3 million in 2011, $2.0 million in 2010 and $1.2 million in 2009. Uncollectible accounts written off totaled $2.9 million in 2011, $0.6 million in 2010 and $1.2 million in 2009.

Inventories consist of:

In thousands	2011	2010
Finished products	$9,627	$9,632
Work in process	44,391	50,798
Raw materials	15,215	13,985

Total inventories at LIFO cost	69,233	74,415

Finished products	23,427	19,955
Raw materials	272	891
Parts and supplies	47,714	47,158

Total inventories at average cost	71,413	68,004

Total inventories	$140,646	$142,419

All inventories are stated at the lower of cost or market. Finished products, work in process and raw material inventories, excluding natural aggregate inventories, are valued using the last-in, first-out (“LIFO”) method. Natural aggregate finished products and raw material inventories and parts and supplies inventories are valued using the average cost method. If the average cost method (which approximates current replacement cost) had been used for all of these inventories, inventory values would have been higher by $44.6 million in 2011 and $43.1 million in 2010. In 2011 and 2010 certain inventory quantities were reduced, which resulted in liquidations of LIFO inventory layers carried at lower costs prevailing in prior years. The effect of the liquidations was to decrease cost of products sold by approximately $1.2 million in 2011 and $1.8 million in 2010.

Accrued interest, compensation and other consist of:

In thousands	2011	2010
Interest	$17,827	$15,176
Compensation and employee benefits	13,536	13,574
Casualty insurance claims	15,740	12,595
Income taxes	3,723	2,526
Property taxes and other	8,022	7,584

	$58,848	$51,455

3. Long-Term Debt

Long-term debt consists of:

In thousands	2011	2010
Senior secured revolving credit facility expiring in 2012	$—	$—
9.25% Senior notes due 2020 issued August 10, 2010 at par value	650,000	—
7.25% Senior notes due 2013
Notes issued July 6, 2005 at par value	—	250,000
Additional notes issued August 18, 2008, net of unamortized discount of $13.9 million at May 31, 2010 (effective interest rate 8.98%)	—	286,143

	650,000	536,143
Capital lease obligations	2,208	2,443
Other contract obligations	268	268

	652,476	538,854
Less current portion	73	234

	$652,403	$538,620

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

The amount that can be borrowed under the credit facility is limited to an amount based on the value of our consolidated accounts receivable, inventory and mobile equipment. This amount, called the borrowing base, may be less than the $200 million stated principal amount of the credit facility. The borrowing base under the agreement was $138.4 million as of May 31, 2011. We are not required to maintain any financial ratios or covenants unless an event of default occurs or the unused portion of the borrowing base is less than $40 million, in which case we must maintain a fixed charge coverage ratio of at least 1.1 to 1.0. At May 31, 2011, our fixed charge coverage ratio was (.12) to 1.0. Given this ratio, we may use only $98.4 million of the borrowing base as of such date. No borrowings were outstanding at May 31, 2011; however, $32.1 million of the borrowing base was used to support letters of credit. As a result, the maximum amount we could borrow as of May 31, 2011 was $66.3 million.

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

The credit agreement contains a number of covenants restricting, among other things, prepayment or redemption of our senior notes, distributions and dividends on and repurchases of our capital stock, acquisitions and investments, indebtedness, liens and affiliate transactions. We are permitted to pay cash dividends on our common stock as long as the credit facility is not in default, the fixed charge coverage ratio is greater than 1.1 to 1.0 and borrowing availability under the borrowing base is more than $50 million. When our fixed charge coverage ratio is less than 1.1 to 1.0, we are permitted to pay cash dividends on our common stock not to exceed $2.5 million in any single instance (which shall not occur more than four times in any calendar year) or $10 million in the aggregate during any calendar year as long as the credit facility is not in default and borrowing availability is more than the greater of $60 million or 30% of the aggregate commitments of all lenders. For this purpose, borrowing availability is equal to the borrowing base less the amount of outstanding borrowings less the amount used to support letters of credit. We were in compliance with all of our loan covenants as of May 31, 2011.

9.25% Senior Notes.    On August 10, 2010, we sold $650 million aggregate principal amount of our 9.25% senior notes due 2020 at an offering price of 100%. The notes were issued under an indenture dated as of August 10, 2010. The net proceeds were used to purchase or redeem all of our outstanding 7.25% senior notes due 2013, with additional proceeds available for general corporate purposes.

At May 31, 2011, we had $650 million aggregate principal amount of 9.25% senior notes outstanding. Under the indenture, at any time on or prior to August 15, 2015, we may redeem the notes at a redemption price equal to the sum of the principal amount thereof, plus accrued interest and a make-whole premium. On and after August 15, 2015, we may redeem all or a part of the notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest if redeemed during the twelve-month period beginning on August 15 of the years indicated below:

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

All of our consolidated subsidiaries have unconditionally guaranteed the 9.25% senior notes. The indenture governing the notes contains affirmative and negative covenants that, among other things, limit our and our subsidiaries’ ability to pay dividends on or redeem or repurchase stock, make certain investments, incur additional debt or sell preferred stock, create liens, restrict dividend payments or other payments from subsidiaries to the Company, engage in consolidations and mergers or sell or transfer assets, engage in sale and leaseback transactions, engage in transactions with affiliates, and sell stock in our subsidiaries. We are not required to maintain any affirmative financial ratios or covenants. We were in compliance with all of our covenants as of May 31, 2011.

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

Other.    There are no required principal payments on long-term debt, excluding capital lease obligations, during the five years succeeding years May 31, 2011. The total amount of interest incurred was $66.3 million in 2011, $52.2 million in 2010 and $47.7 million in 2009, of which $18.7 million in 2011, none in 2010 and $14.4 million in 2009 was capitalized. The total amount of interest paid was $60.5 million in 2011, $46.4 million in 2010 and $34.3 million in 2009.

4. Commitments

Operating Leases.    We lease certain mobile and other equipment, office space and other items which in the normal course of business may be renewed or replaced by subsequent leases. Total expense for such operating leases (other than for mineral rights) amounted to $15.5 million in 2011, $18.2 million in 2010 and $21.7 million in 2009. The total future payments under non-cancelable operating leases with an initial or remaining term of more than one year was $45.7 million at May 31, 2011. Estimated lease payments for each of the five succeeding years are $12.3 million, $12.6 million, $6.2 million, $4.1 million and $3.4 million.

Purchase Obligations.    We purchase coal for use in our operations under long-term supply contracts that, in certain cases, require minimum amounts of materials be purchased or are subject to minimum transportation charges. In addition, we purchase mining services at our north Texas cement plant under a long-term contract that contains provisions for minimum payments. We expect to utilize these required amounts of material and services in the normal course of business operations. Total cost incurred under contracts requiring minimum purchases or payments was $27.0 million in 2011, $24.8 million in 2010 and $58.9 million in 2009. Minimum payments for each of the five succeeding years are $13.0 million for 2012, $12.0 million for 2013, $6.1 million for 2014 and none for 2015 and 2016.

We entered into a long-term contract with a power supplier in connection with our Oro Grande, California cement plant which included the construction of certain power facilities at the plant. We have recognized a capital lease obligation of $2.4 million related to payment obligations under the power supply contract related to these facilities. The total future commitment under the contract, including maintenance services to be provided by the power supplier, related to these facilities was $6.4 million at May 31, 2011. Payments for each of the five succeeding years are $0.4 million per year.

During October 2007, we commenced construction on a project to expand our Hunter, Texas cement plant. In May 2009 we temporarily halted construction on the project because we believed that economic and market conditions made it unlikely that cement demand levels in Texas at that time would permit the new kiln to operate profitably if the project was completed as originally scheduled. We resumed construction in October 2010. The total capital cost of the project is expected to be between $365 million and $375 million, excluding capitalized interest, and commissioning is expected to begin within 24 months of the restart of construction. As of May 31, 2011, we have incurred approximately $310.5 million, excluding capitalized interest of approximately $35.0 million related to the project, of which $303.8 million has been paid.

5. Shareholders’ Equity

There are authorized 100,000 shares of Cumulative Preferred Stock, no par value, of which 20,000 shares are designated $5 Cumulative Preferred Stock (Voting), redeemable at $105 per share and entitled to $100 per share upon dissolution. An additional 40,000 shares are designated Series B Junior Participating Preferred Stock. The Series B Preferred Stock is not redeemable and ranks, with respect to the payment of dividends and the distribution of assets, junior to (i) all other series of the Preferred Stock unless the terms of any other series shall provide otherwise and (ii) the $5 Cumulative Preferred Stock. No shares of $5 Cumulative Preferred Stock or Series B Junior Participating Preferred Stock were outstanding as of May 31, 2011. Pursuant to a Rights Agreement, in November 2006, we distributed a dividend of one preferred share purchase right for each outstanding share of our Common Stock. Each right entitled the holder to purchase from us one one-thousandth of a share of the Series B Junior Participating Preferred Stock at a price of $300. The Rights Agreement, as amended, expired on December 31, 2010.

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

Options become exercisable in installments beginning one year after the date of grant and expire ten years after the date of grant. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. Options with graded vesting are valued as single awards and the compensation cost recognized using a straight-line attribution method over the shorter of the vesting period or required service period adjusted for estimated forfeitures. The following table sets forth the information about the weighted-average grant date fair value of options granted during the three years ended May 31, 2011 and the weighted-average assumptions used for such grants.

	2011	2010	2009
Weighted average grant date fair value	$18.52	$16.83	$9.26
Weighted average assumptions used:
Expected volatility	.462	.469	.398
Expected term of the option	6.7	6.5	6.5
Risk-free interest rate	2.68%	3.20%	1.60%
Expected dividend yield	.74%	.83%	1.21%

Expected volatility is based on an analysis of historical volatility of our common stock. Expected term of the option is the period of time that options granted are expected to be outstanding and is derived by analyzing the historical option exercise experience of our optionees. Risk-free interest rate is determined using the implied yield currently available for zero coupon U.S. treasury issues with a remaining term equal to the expected term of the option. Expected dividend yield is based on the approved annual dividend rate in effect and the market price of our common stock at the time of grant.

A summary of option transactions for the three years ended May 31, 2011, follows:

	Shares Under Option	Weighted-Average Option Price
Outstanding at May 31, 2008	1,464,831	$39.08
Granted	397,700	25.15
Exercised	(233,868)	22.09
Canceled	(33,906)	42.25

Outstanding at May 31, 2009	1,594,757	38.03
Granted	320,450	36.15
Exercised	(122,884)	25.50
Canceled	(27,807)	39.20

Outstanding at May 31, 2010	1,764,516	38.54
Granted	358,450	40.22
Exercised	(103,280)	22.51
Canceled	(47,245)	43.13

Outstanding at May 31, 2011	1,972,441	$39.58

Options exercisable at May 31 were 1,040,521 shares for 2011, 905,066 shares for 2010 and 797,662 shares for 2009 at a weighted-average option price of $41.34, $39.09 and $35.45, respectively. The following table summarizes information about stock options outstanding as of May 31, 2011.

	Range of Exercise Prices
	$16.04—$27.39	$34.00—$48.60	$50.63—$70.18
Options outstanding
Shares outstanding	579,451	829,340	563,650
Weighted-average remaining life in years	5.00	7.93	5.21
Weighted-average exercise price	$22.07	$39.72	$57.37
Options exercisable
Shares exercisable	362,911	229,160	448,450
Weighted-average remaining life in years	3.59	4.80	5.07
Weighted-average exercise price	$20.56	$42.62	$57.50

Outstanding options expire on various dates to April 13, 2021. Shares reserved for future awards under the 2004 Plan totaled 619,468 at May 31, 2011.

As of May 31, 2011, the aggregate intrinsic value (the difference in the closing market price of our common stock of $41.89 and the exercise price to be paid by the optionee) of stock options outstanding was $13.9 million. The aggregate intrinsic value of exercisable stock options at that date was $8.2 million. The total intrinsic value for options exercised (the difference in the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) was $1.7 million in 2011, $1.5 million in 2010 and $2.4 million in 2009.

We have provided additional stock-based compensation to employees and directors under stock appreciation rights contracts, deferred compensation agreements, restricted stock payments and a former stock awards program. At May 31, 2011, outstanding stock appreciation rights totaled 133,315 shares, deferred compensation agreements to be settled in cash totaled 101,583 shares, deferred compensation agreements to be settled in common stock totaled 2,298 shares, unvested restricted stock payments totaled 16,667 shares and stock awards totaled 2,323 shares. Other credits included $6.8 million at May 31, 2011 and $6.0 million at May 31, 2010 representing accrued compensation which is expected to be settled in cash. Common stock reserved for the settlement of stock-based compensation totaled 2.6 million shares at May 31, 2011 and 2.7 million shares at May 31, 2010.

Total stock-based compensation included in selling, general and administrative expense (credit) was $5.6 million in 2011, $5.1 million in 2010, $(4.4) million in 2009. The impact of changes in our company’s stock price on stock-based awards accounted for as liabilities increased stock-based compensation $0.8 million in 2011 and $0.5 million in 2010 and reduced stock-based compensation $8.4 million in 2009.

The total tax expense or benefit recognized in our statements of operations for stock-based compensation was a benefit of $1.1 million in 2011 and $1.0 million in 2010 and an expense of $2.4 million in 2009. No cash tax benefit was realized for stock-based compensation in 2011. The total cash tax benefit realized for stock-based compensation was $0.7 million in 2010 and $2.0 million in 2009.

As of May 31, 2011, $12.3 million of total unrecognized compensation cost related to stock options, restricted stock payments and stock awards is expected to be recognized. We currently expect to recognize approximately $4.5 million of this stock-based compensation expense in 2012, $3.3 million in 2013, $2.4 million in 2014, $1.5 million in 2015 and $0.6 million in 2016.

7. Retirement Plans

Defined Benefit Plans.    Approximately 600 employees and retirees of our subsidiary, Riverside Cement Company, are covered by a defined benefit pension plan and a postretirement health benefit plan. In addition, substantially all of our executive and certain managerial employees are covered by a series of financial security plans that are non-qualified defined benefit plans. The financial security plans require deferral of a portion of a participant’s salary and provide retirement, death and disability benefits to participants. We use a measurement date of May 31 for each of our pension and postretirement benefit plans.

The pension and other benefit obligations recognized on our consolidated balance sheets totaled $74.0 million at May 31, 2011 and $72.1 million at May 31, 2010, of which $3.1 million at May 31, 2011 and $3.3 million at May 31, 2010 were classified as current liabilities.

The cumulative postretirement benefit plan adjustment recognized as other comprehensive loss on our consolidated balance sheets totaled $12.8 million (net of tax of $7.4 million) at May 31, 2011 and $14.2 million (net of tax of $8.2 million) at May 31, 2010.

The pretax changes in accumulated other comprehensive loss consist of the following:

	Pension Benefits		Other Benefits
In thousands	2011	2010	2011	2010
Net actuarial loss at beginning of year	$21,021	$20,806	$6,382	$6,631
Amortization of actuarial loss	(2,068)	(2,000)	(614)	(603)
Current period net actuarial loss (gain)	(125)	2,215	(155)	354

Net actuarial loss at the end of year	$18,828	$21,021	$5,613	$6,382

Net prior service credit at beginning of year	$—	$—	$(5,095)	$(5,869)
Amortization of prior service credit	—	—	775	774

Net prior service credit at the end of year	$—	$—	$(4,320)	$(5,095)

The pretax amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic postretirement benefit cost (credit) in 2012 are as follows:

In thousands	Pension Benefits	Other Benefits
Net actuarial loss	$1,722	$566
Prior service credit	—	(775)

	$1,722	$(209)

Riverside Defined Benefit Plans.    The amount of the defined benefit pension plan and postretirement health benefit plan expense charged to costs and expenses was as follows:

	Defined Pension Benefit			Health Benefit
In thousands	2011	2010	2009	2011	2010	2009
Service cost	$502	$457	$717	$114	$106	$87
Interest cost	2,951	3,166	3,165	425	466	438
Expected return on plan assets	(2,740)	(2,342)	(3,251)	—	—	—
Amortization of prior service credit	—	—	—	(775)	(774)	(785)
Amortization of net actuarial loss	2,068	2,000	699	614	603	672

	$2,781	$3,281	$1,330	$378	$401	$412

Weighted average assumptions used to determine net cost
Assumed discount rate	5.60%	6.80%	6.70%	5.60%	6.80%	6.71%
Assumed long-term rate of return on pension plan assets	8.25%	8.25%	8.25%	—	—	—
Average long-term pay progression	3.00%	3.00%	3.00%	—	—	—

Unrecognized prior service costs and credits and actuarial gains or losses for these plans are recognized in a systematic manner over the remaining service periods of active employees expected to receive benefits under these plans.

We contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts as are considered appropriate. We expect to make contributions of $4.4 million in 2012.

Obligation and asset data for the defined benefit pension plan and postretirement health benefit plan at May 31 were as follows:

	Defined Pension Benefit		Health Benefit
In thousands	2011	2010	2011	2010
Change in projected benefit obligation
Benefit obligation at beginning of year	$53,567	$47,390	$7,654	$6,932
Service cost	502	457	114	106
Interest cost	2,951	3,166	425	466
Participant contributions	—	—	196	201
Benefits paid	(2,924)	(2,745)	(377)	(405)
Actuarial loss (gain)	3,660	5,299	(155)	354

Benefit obligation at end of year	$57,756	$53,567	$7,857	$7,654

Change in plan assets
Fair value of plan assets at beginning of year	$33,080	$29,063	$—	$—
Actual return on plan assets	6,526	5,426	—	—
Employer contributions	3,070	1,336	181	204
Benefits paid	(2,924)	(2,745)	(181)	(204)

Fair value of plan assets at end of year	$39,752	$33,080	$—	$—

Funded status at end of year	$(18,004)	$(20,487)	$(7,857)	$(7,654)

Weighted average assumptions used to determine benefit obligations
Assumed discount rate	5.35%	5.60%	5.35%	5.60%
Average long-term pay progression	3.00%	3.00%	—	—

Accumulated benefit obligation for the defined benefit pension plan was $56.1 million at May 31, 2011 and $52.4 million at May 31, 2010.

The estimated future benefit payments under the defined benefit pension plan for each of the five succeeding years are $3.0 million, $3.2 million, $3.4 million, $3.5 million and $3.7 million and for the five-year period thereafter an aggregate of $20.0 million.

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

In thousands	2011	2010
Cash and cash equivalents	$715	$978
Mutual funds
Equity	24,343	18,603
Fixed income	14,694	13,498
Other	—	1

Fair value of plan assets at end of year	$39,752	$33,080

The plan fiduciaries set the long-term strategic investment objectives for the defined benefit pension plan assets. The objectives include preserving the funded status of the trust and balancing risk and return. Investment performance and plan asset mix are periodically reviewed with external consultants. Plan assets are currently allocated to the fixed income and equity categories of investments in a manner that varies in the short term, but has a long term objective of averaging approximately 60% in equity securities and 40% in fixed income securities. Within these categories, investments are allocated to multiple asset classes. The expected long-term rate of return on plan assets of 8.25% for 2011 was determined by considering historical and expected returns for each asset class and the effect of periodic asset rebalancing and, for underperforming assets, reallocations. The current allocation of plan assets has a long-term historical rate of return that exceeds the plan objectives. While historical returns are not guarantees of future performance, these allocations are expected to meet the objectives of the plan.

The actual defined benefit pension plan asset allocation at May 31, 2011 and 2010, and the target asset allocation for 2011, by asset category were as follows

% of Plan Assets	2011	2010	Target 2012
Equity securities	61%	59%	60%
Fixed income securities	39%	41%	40%

	100%	100%	100%

The assumed health care cost trend rate for the next year attributed to all participant age groups is 9% declining to an ultimate trend rate of 5% in 2017. The effect of increasing or decreasing the health care cost trend rates by one percentage point would increase the health benefit obligation by approximately $335,000 or decrease the health benefit obligation by approximately $342,000 and increase or decrease the plan expense by approximately $30,000.

The estimated future benefit payments under the postretirement health benefit plan for each of the five succeeding years are $0.4 million, $0.4 million, $0.4 million, $0.5 million and $0.5 million and for the five-year period thereafter an aggregate of $2.9 million.

Financial Security Defined Benefit Plans.    The amount of financial security plan benefit expense and the projected financial security plan benefit obligation are determined using assumptions as of the end of the year. The weighted-average discount rate used was 5.15% in 2011 and 5.34% in 2010. Actuarial gains or losses are recognized when incurred, and therefore, the end of year benefit obligation is the same as the accrued benefit costs recognized in the consolidated balance sheet.

In 2010, it was discovered that our actuarial assumptions for certain participants failed to consider that these participants will receive their defined benefit for a minimum of 15 years or life. Previously, our calculations had incorrectly assumed that the payments to these participants ceased after 15 years. We recomputed the defined benefit liability for these participants and recognized a charge of $4.4 million in 2010 to record the additional liability. Management estimated that $3.4 million of this additional liability related to years prior to 2010. This $3.4 million would have accumulated over time since the year 2000. The $1.0 million increase related to 2010 was primarily a function of the decreased discount rate in 2010 compared to the discount rate in 2009. Management determined that the amount related to prior years was not material to the financial statements and the entire change was recognized in selling, general and administrative expense in 2010.

The amount of financial security plan benefit expense charged to costs and expenses was as follows:

In thousands	2011	2010	2009
Service cost	$2,213	$1,673	$1,866
Interest cost	2,311	2,289	2,196
Recognized actuarial loss (gain)	2,347	3,854	617
Recognized actuarial loss adjustment	—	4,441	—

	$6,871	$12,257	$4,679

The following provides a reconciliation of the financial security plan benefit obligation.

In thousands	2011	2010
Change in projected benefit obligation
Benefit obligation at beginning of year	$43,959	$34,868
Service cost	2,213	1,673
Interest cost	2,311	2,289
Recognized actuarial loss (gain)	2,347	3,854
Recognized actuarial loss adjustment	—	4,441
Benefits paid	(2,739)	(3,166)

Benefit obligation at end of year	$48,091	$43,959

Funded status at end of year	$(48,091)	$(43,959)

The financial security plans are unfunded and benefits are paid as they become due. The estimated future benefit payments under the plans for each of the five succeeding years are $2.7 million, $3.0 million, $3.4 million, $4.0 million and $4.5 million and for the five-year period thereafter an aggregate of $22.7 million.

Defined Contribution Plans.    Substantially all of our employees are covered by a series of defined contribution retirement plans. The amount of pension expense charged to costs and expenses for these plans was $2.8 million in 2011, $2.8 million in 2010 and $4.5 million in 2009. It is our policy to fund the plans to the extent of charges to income.

8. Income Taxes

The provisions (benefit) for income taxes are composed of:

In thousands	2011	2010	2009
Current	$981	$(14,006)	$(10,836)
Deferred	(42,875)	(9,132)	(1,938)

	$(41,894)	$(23,138)	$(12,774)

A reconciliation of income taxes at the federal statutory rate to the preceding provisions (benefit) follows:

In thousands	2011	2010	2009
Taxes at statutory rate	$(37,382)	$(21,697)	$(10,647)
Additional statutory depletion	(2,512)	(3,128)	(5,213)
State income taxes	(1,226)	(862)	197
Nontaxable insurance benefits	(1,275)	(1,012)	(736)
Qualified domestic production activities	—	2,085	—
Stock-based compensation	909	863	763
Goodwill	—	—	1,893
Other—net	(408)	613	969

	$(41,894)	$(23,138)	$(12,774)

The components of the net deferred tax liability at May 31 are summarized below.

In thousands	2011	2010
Deferred tax assets
Deferred compensation	$22,341	$20,654
Inventory costs	6,833	4,764
Accrued expenses not currently tax deductible	10,205	8,775
Goodwill	2,191	3,271
Other comprehensive income	7,250	8,158
Alternative minimum tax credit carryforward	28,808	29,060
Net operating loss carryforward	49,896	3,676
Other	4,803	2,883

Total deferred tax assets	132,327	81,241
Deferred tax liabilities
Property, plant and equipment	99,750	91,425
Deferred real estate gains	14,505	14,504
Other	3,039	3,088

Total deferred tax liabilities	117,294	109,017

Net deferred tax asset (liability)	15,033	(27,776)
Less current deferred tax asset	12,346	12,341

Long-term deferred tax asset (liability)	$2,687	$(40,117)

We made income tax payments of $0.4 million in 2011, $0.4 million in 2010 and $3.2 million in 2009, and received income tax refunds of $13.1 million in 2011, $16.8 million in 2010 and $13.5 million in 2009.

As of May 31, 2011, we had an alternative minimum tax credit carryforward of $28.8 million. The credit, which does not expire, is available for offset against future regular federal income tax. We had a $46.4 million federal net operating loss carryforward. The federal net operating loss may be carried forward twenty years and offset against future federal taxable income. We also had a tax benefit of $3.5 million from state net operating losses that may be carried forward from five to twenty years. Management believes it is more likely than not that the deferred tax assets will be realized.

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

Management reviews our deferred tax position and in particular our deferred tax assets whenever circumstances indicate that the assets may not be realized in the future and would record a valuation allowance unless such deferred tax assets were deemed more likely than not to be recoverable. The ultimate realization of these deferred tax assets depends upon various factors including the generation of taxable income during future periods. The Company’s deferred tax assets exceeded deferred tax liabilities as of May 31, 2011, primarily as a result of the recent losses. Management believes the positive evidence relating to the Company’s existing deferred tax liabilities and its ability to execute prudent and feasible tax planning strategies exceeds the negative evidence from the recent losses. We have concluded based on all available evidence that the Company will more-likely-than-not realize its deferred tax assets, and that a valuation allowance is not required at this time. Should the Company continue to experience losses, a valuation allowance may become necessary.

The amount of income tax we pay is subject to ongoing audits by federal and state authorities which may result in proposed assessments. We adjust reserves for our uncertain tax positions due to changing facts and circumstances, such as the closing of a tax audit, judicial rulings, refinement of estimates, or realization of earnings or deductions that differ from our estimates. To the extent that the final outcome of a matter differs from the amount recorded, such difference generally will impact our provision for income taxes in the period that includes its final resolution. We have no significant reserves for uncertain tax positions including related interest and penalties.

The American Jobs Creation Act of 2004, among other things, allows a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The benefits from the deductions in 2008 and 2007 were recaptured due to the carry back of 2010 and 2009 federal net operating losses.

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

Since August 2008, additional lawsuits have been filed in the same court against Texas Industries, Inc. or one or more of our subsidiaries containing allegations of personal injury and wrongful death by over 3,100 individual plaintiffs who were allegedly exposed to chrome 6 and other toxic or harmful substances in the air, water and soil caused by emissions from the Crestmore plant. The court has dismissed Texas Industries, Inc. from the suits, and our subsidiaries operating in Texas have been dismissed by agreement with the plaintiffs. Most of our subsidiaries operating in California remain as defendants.

Since January 2009, additional lawsuits have been filed against Texas Industries, Inc. or one or more of our subsidiaries in the same court involving similar allegations, causes of action and requests for relief, but with respect to our Oro Grande, California cement plant instead of the Crestmore plant. The suits involve over 300 individual plaintiffs. Texas Industries, Inc. and our subsidiaries operating in Texas have been similarly dismissed from these suits. Prior to the filing of the lawsuits, the air quality management district in whose jurisdiction the plant lies conducted air sampling from locations around the plant. None of the samples contained chrome 6 levels above 1.0 ng/m³.

The plaintiffs allege causes of action that are similar from suit to suit. Following dismissal of certain causes of action by the court and amendments by the plaintiffs, the remaining causes of action typically include, among other things, negligence, intentional and negligent infliction of emotional distress, trespass, public and private nuisance, strict liability, willful misconduct, fraudulent concealment, unfair business practices, wrongful death and loss of consortium. The plaintiffs generally request, among other things, general and punitive damages, medical expenses, loss of earnings, property damages and medical monitoring costs. At the date of this report, none of the plaintiffs in these cases has alleged in their pleadings any specific amount or range of damages. Some of the suits include additional defendants, such as the owner of another cement plant located approximately four miles from the Crestmore plant or former owners of the Crestmore and Oro Grande plants. We will vigorously defend all of these suits but we cannot predict what liability, if any, could arise from them. We also cannot predict whether any other suits may be filed against us alleging damages due to injuries to persons or property caused by claimed exposure to chrome 6.

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

The following is a summary of operating results and certain other financial data for our business segments.

In thousands	2011	2010	2009
Net sales
Cement
Sales to external customers	$240,449	$249,366	$332,689
Intersegment sales	46,845	45,147	62,631
Aggregates
Sales to external customers	147,862	143,045	200,623
Intersegment sales	24,563	21,902	36,868
Consumer products
Sales to external customers	233,502	228,653	305,890
Intersegment sales	2,646	2,730	3,531
Eliminations	(74,054)	(69,779)	(103,030)

Total net sales	$621,813	$621,064	$839,202

Segment operating profit (loss)
Cement	$(10,249)	$13,996	$(15,941)
Aggregates	22,638	13,801	34,229
Consumer products	(11,151)	3,657	8,863

Total segment operating profit	1,238	31,454	27,151
Corporate	(30,843)	(41,205)	(23,379)
Interest	(47,583)	(52,240)	(33,286)
Loss on debt retirements	(29,619)	—	(907)

Income (loss) from continuing operations before income taxes	$(106,807)	$(61,991)	$(30,421)

In thousands	2011	2010	2009
Identifiable assets
Cement	$1,082,524	$1,093,301	$1,149,320
Aggregates	201,917	229,084	236,727
Consumer products	106,643	85,641	95,310
Corporate	159,927	123,721	91,187

Total assets	$1,551,011	$1,531,747	$1,572,544

Depreciation, depletion and amortization
Cement	$36,576	$35,828	$37,799
Aggregates	18,963	19,873	21,919
Consumer products	7,625	7,065	7,434
Corporate	1,133	1,159	1,040

Total depreciation, depletion and amortization	$64,297	$63,925	$68,192

Capital expenditures
Cement	$30,413	$7,672	$242,148
Aggregates	6,124	5,293	41,068
Consumer products	8,229	564	4,770
Corporate	917	130	558

Total capital expenditures	$45,683	$13,659	$288,544

Net sales by product
Cement	$209,586	$221,068	$301,827
Stone, sand and gravel	68,645	69,081	99,206
Ready-mix concrete	180,733	175,581	247,766
Other products	94,892	95,928	113,006
Delivery fees	67,957	59,406	77,397

Total net sales	$621,813	$621,064	$839,202

All sales were made in the United States during the periods presented with no single customer representing more than 10 percent of sales. All of our identifiable assets are located in the United States.

Cement segment operating profit includes $1.7 million in 2011, $3.4 million in 2010 and $1.7 million in 2009 from sales of emission credits associated with our Crestmore cement plant in Riverside, California. Operating profit in 2009 includes $2.8 million in lease bonus payments received upon the execution of oil and gas lease agreements on property we own in north Texas. In addition, operating profit includes the recognition as of May 31, 2009 of a goodwill impairment charge of $58.4 million.

Aggregate segment operating profit in 2011 includes a gain of $12.0 million from the exchange of aggregate operating assets for ready-mix operating assets. Operating profit in 2009 includes a gain of $5.0 million from sale of real estate associated with our aggregate operations in north Texas.

Cement capital expenditures, including capitalized interest, incurred in connection with the expansion of our Hunter, Texas cement plant were $25.4 million in 2011, $5.3 million in 2010 and $222.1 million in 2009. In addition, cement capital expenditures incurred in connection with the expansion and modernization of our Oro Grande, California cement plant were $1.3 million in 2009. Other capital expenditures incurred represent normal replacement and upgrades of existing equipment and acquisitions to sustain existing operations in each segment.

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

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating balance sheet at May 31, 2011

Cash and cash equivalents	$113,898	$2,534	$—	$116,432
Receivables—net	—	85,817	—	85,817
Inventories	—	140,646	—	140,646
Deferred income taxes and prepaid expenses	77	21,963	—	22,040

Total current assets	113,975	250,960	—	364,935

Property, plant and equipment—net	—	1,155,421	—	1,155,421
Goodwill	—	1,715	—	1,715
Real estate and investments	677	6,072	—	6,749
Deferred income taxes and other charges	110,305	6,242	(94,356)	22,191
Investment in subsidiaries	945,039	—	(945,039)	—
Long-term intercompany receivables	264,779	18,751	(283,530)	—

Total assets	$1,434,775	$1,439,161	$(1,322,925)	$1,551,011

Accounts payable	$34	$56,753	$—	$56,787
Accrued interest, compensation and other	22,146	36,702	—	58,848
Current portion of long-term debt	—	73	—	73

Total current liabilities	22,180	93,528	—	115,708

Long-term debt	650,268	2,135	—	652,403
Long-term intercompany payables	18,751	264,779	(283,530)	—
Deferred income taxes and other credits	47,994	133,680	(94,356)	87,318
Shareholders’ equity	695,582	945,039	(945,039)	695,582

Total liabilities and shareholders’ equity	$1,434,775	$1,439,161	$(1,322,925)	$1,551,011

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating balance sheet at May 31, 2010

Cash and cash equivalents	$72,492	$2,454	$—	$74,946
Receivables—net	13,253	98,931	—	112,184
Inventories	—	142,419	—	142,419
Deferred income taxes and prepaid expenses	152	23,274	—	23,426

Total current assets	85,897	267,078	—	352,975

Property, plant and equipment—net	—	1,154,509	—	1,154,509
Goodwill	—	1,715	—	1,715
Real estate and investments	767	6,007	—	6,774
Deferred income taxes and other charges	58,546	6,969	(49,741)	15,774
Investment in subsidiaries	945,210	—	(945,210)	—
Long-term intercompany receivables	288,174	18,755	(306,929)	—

Total assets	$1,378,594	$1,455,033	$(1,301,880)	$1,531,747

Accounts payable	$84	$56,130	$—	$56,214
Accrued interest, compensation and other	18,725	32,730	—	51,455
Current portion of long-term debt	—	234	—	234

Total current liabilities	18,809	89,094	—	107,903

Long-term debt	536,411	2,209	—	538,620
Long-term intercompany payables	18,755	288,174	(306,929)	—
Deferred income taxes and other credits	43,371	130,346	(49,741)	123,976
Shareholders’ equity	761,248	945,210	(945,210)	761,248

Total liabilities and shareholders’ equity	$1,378,594	$1,455,033	$(1,301,880)	$1,531,747

Condensed consolidating statement of operations for the year ended May 31, 2011

Net sales	$—	$621,813	$—	$621,813
Cost of products sold	—	596,510	—	596,510

Gross profit	—	25,303	—	25,303

Selling, general and administrative	8,810	67,610	—	76,420
Goodwill impairment	—	—	—	—
Interest	66,101	—	(18,518)	47,583
Loss on debt retirements	29,619	—	—	29,619
Other income	(200)	(21,312)	—	(21,512)
Intercompany other income	(3,500)	(15,018)	18,518	—

	100,830	31,280	—	132,110

Income (loss) before the following items	(100,830)	(5,977)	—	(106,807)
Income taxes (benefit)	(37,475)	(4,419)	—	(41,894)

	(63,355)	(1,558)	—	(64,913)
Equity in earnings (loss) of subsidiaries	(1,558)	—	1,558	—

Net income (loss)	$(64,913)	$(1,558)	$1,558	$(64,913)

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating statement of operations for the year ended May 31, 2010

Net sales	$—	$621,064	$—	$621,064
Cost of products sold	—	562,066	—	562,066

Gross profit	—	58,998	—	58,998

Selling, general and administrative	14,973	64,442	—	79,415
Goodwill impairment	—	—	—	—
Interest	53,114	2,626	(3,500)	52,240
Loss on debt retirements	—	—	—	—
Other income	(39)	(10,627)	—	(10,666)
Intercompany other income	(3,500)	—	3,500	—

	64,548	56,441	—	120,989

Income (loss) before the following items	(64,548)	2,557	—	(61,991)
Income taxes (benefit)	(21,247)	(1,891)	—	(23,138)

	(43,301)	4,448	—	(38,853)
Equity in earnings (loss) of subsidiaries	4,448	—	(4,448)	—

Net income (loss)	$(38,853)	$4,448	$(4,448)	$(38,853)

Condensed consolidating statement of operations for the year ended May 31, 2009

Net sales	$—	$839,202	$—	$839,202
Cost of products sold	—	726,133	—	726,133

Gross profit	—	113,069	—	113,069

Selling, general and administrative	2,671	69,422	—	72,093
Goodwill impairment	—	58,395	—	58,395
Interest	46,953	—	(13,667)	33,286
Loss on debt retirements	907	—	—	907
Other income	(435)	(20,756)	—	(21,191)
Intercompany other income	(3,500)	(10,167)	13,667	—

	46,596	96,894	—	143,490

Income (loss) before the following items	(46,596)	16,175	—	(30,421)
Income taxes (benefit)	(16,454)	3,680	—	(12,774)

	(30,142)	12,495	—	(17,647)
Equity in earnings (loss) of subsidiaries	12,495	—	(12,495)	—

Net income (loss)	$(17,647)	$12,495	$(12,495)	$(17,647)

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating statement of cash flows for the year ended May 31, 2011

Net cash provided (used) by operating activities	$(55,280)	$64,525	$—	$9,245

Investing activities
Capital expenditures—expansions	—	(25,430)	—	(25,430)
Capital expenditures—other	—	(20,253)	—	(20,253)
Cash designated for property acquisitions	—	—	—	—
Proceeds from asset disposals	—	3,596	—	3,596
Investments in life insurance contracts	4,073	—	—	4,073
Other—net	—	1,266	—	1,266

Net cash provided (used) by investing activities	4,073	(40,821)	—	(36,748)

Financing activities
Long-term borrowings	650,000	—	—	650,000
Debt retirements	(561,394)	(233)	—	(561,627)
Debt issuance costs	(12,492)	—	—	(12,492)
Stock option exercises	1,462	—	—	1,462
Excess tax benefits from stock-based compensation	—	—	—	—
Common dividends paid	(8,354)	—	—	(8,354)
Net intercompany financing activities	23,391	(23,391)	—	—

Net cash provided (used) by financing activities	92,613	(23,624)	—	68,989

Increase (decrease) in cash and cash equivalents	41,406	80	—	41,486

Cash and cash equivalents at beginning of year	72,492	2,454	—	74,946

Cash and cash equivalents at end of year	$113,898	$2,534	$—	$116,432

Condensed consolidating statement of cash flows for the year ended May 31, 2010

Net cash provided (used) by operating activities	$(37,662)	$85,815	$—	$48,153

Investing activities
Capital expenditures—expansions	—	(5,337)	—	(5,337)
Capital expenditures—other	—	(8,322)	—	(8,322)
Cash designated for property acquisitions	—	—	—	—
Proceeds from asset disposals	—	21,592	—	21,592
Investments in life insurance contracts	6,967	—	—	6,967
Other—net	—	2,079	—	2,079

Net cash provided (used) by investing activities	6,967	10,012	—	16,979

Financing activities
Long-term borrowings	—	—	—	—
Debt retirements	(10)	(235)	—	(245)
Debt issuance costs	(2,552)	—	—	(2,552)
Stock option exercises	893	—	—	893
Excess tax benefits from stock-based compensation	250	—	—	250
Common dividends paid	(8,328)	—	—	(8,328)
Net intercompany financing activities	95,708	(95,708)	—	—

Net cash provided (used) by financing activities	85,961	(95,943)	—	(9,982)

Increase (decrease) in cash and cash equivalents	55,266	(116)	—	55,150

Cash and cash equivalents at beginning of year	17,226	2,570	—	19,796

Cash and cash equivalents at end of year	$72,492	$2,454	$—	$74,946

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating statement of cash flows for the year ended May 31, 2009

Net cash provided (used) by operating activities	$(41,299)	$148,585	$—	$107,286

Investing activities
Capital expenditures—expansions	—	(223,445)	—	(223,445)
Capital expenditures—other	—	(65,099)	—	(65,099)
Cash designated for property acquisitions	—	28,733	—	28,733
Proceeds from asset disposals	—	7,981	—	7,981
Investments in life insurance contracts	2,876	—	—	2,876
Other—net	—	(21)	—	(21)

Net cash provided (used) by investing activities	2,876	(251,851)	—	(248,975)

Financing activities
Long-term borrowings	327,250	—	—	327,250
Debt retirements	(197,547)	(225)	—	(197,772)
Debt issuance costs	(5,470)	—	—	(5,470)
Stock option exercises	4,641	—	—	4,641
Excess tax benefits from stock-based compensation	1,596	—	—	1,596
Common dividends paid	(8,287)	—	—	(8,287)
Net intercompany financing activities	(101,209)	101,209	—	—

Net cash provided (used) by financing activities	20,974	100,984	—	121,958

Increase (decrease) in cash and cash equivalents	(17,449)	(2,282)	—	(19,731)

Cash and cash equivalents at beginning of year	34,675	4,852	—	39,527

Cash and cash equivalents at end of year	$17,226	$2,570	$—	$19,796

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Texas Industries, Inc.

We have audited the accompanying consolidated balance sheets of Texas Industries, Inc. and subsidiaries (the Company) as of May 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the three years in the period ended May 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Texas Industries, Inc. and subsidiaries at May 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Texas Industries, Inc. and subsidiaries’ internal control over financial reporting as of May 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 15, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Ft. Worth, Texas

July 15, 2011

QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following is a summary of quarterly financial information (in thousands except per share).

2011	Aug.	Nov.	Feb.	May
Net sales	$172,122	$148,111	$125,818	$175,762
Gross profit (loss)	16,108	12,067	(9,361)	6,489
Net income (loss)(1)(2)	(23,692)	(11,201)	(20,934)	(9,086)
Basic earnings (loss) per share	(.85)	(.40)	(.75)	(.33)
Diluted earnings (loss) per share	(.85)	(.40)	(.75)	(.33)

2010	Aug.	Nov.	Feb.	May
Net sales	$183,957	$142,935	$117,829	$176,343
Gross profit (loss)	34,105	16,872	(13,297)	21,318
Net income (loss)(3)(4)	1,715	(3,702)	(27,105)	(9,761)
Basic earnings (loss) per share	.06	(.13)	(.98)	(.35)
Diluted earnings (loss) per share	.06	(.13)	(.98)	(.35)

(1)	During the August 2010 quarter, we sold emission credits associated with our Crestmore cement plant in Riverside, California for a pretax gain of $1.7 million.

(2)	During the May 2011 quarter we entered into an asset exchange transaction in which we acquired the ready-mix operations of Transit Mix Concrete and Materials Company, a subsidiary of Trinity Industries, Inc. and transferred to Trinity Materials, Inc., also a subsidiary of Trinity Industries, Inc., three sand and gravel plants. The exchange resulted in the recognition of a gain of $12.0 million.

(3)	During the November 2009 quarter, we sold emission credits associated with our Crestmore cement plant in Riverside, California for a pretax gain of $3.4 million.

(4)	During the May 2010 quarter, we recognized a charge of $4.4 million for an increase to one of our defined benefit liabilities, which includes an estimated $3.4 million that relates to years prior to 2010.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of May 31, 2011.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2011. The criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework were used by management in its assessment. Based on the assessment, management concluded that the Company’s internal control over financial reporting was effective as of May 31, 2011.

Ernst & Young LLP, the Company’s Independent Registered Public Accounting Firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. It appears immediately following this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Texas Industries, Inc.

We have audited Texas Industries, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of May 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Texas Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Texas Industries, Inc. and subsidiaries as of May 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the three years in the period ended May 31, 2011 of Texas Industries, Inc. and subsidiaries and our report dated July 15, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Ft. Worth, Texas

July 15, 2011

ITEM 9B.	OTHER INFORMATION

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act is included in exhibit 99.1 to this report.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our executive officers is incorporated by reference to the “Executive Officers” section in Item 1 of this Report. Information about our directors is incorporated by reference to the “Election of Directors” section in our Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after May 31, 2011 (the “Proxy Statement”). Information about changes in the procedures by which shareholders may recommend director nominees is incorporated by reference to the “Corporate Governance-Director Nominations” section of the Proxy Statement. Information about the Audit Committee and an audit committee financial expert is incorporated by reference to the “Board of Directors and Its Standing Committees—Audit Committee” section of the Proxy Statement.

Information about Section 16 reports is incorporated by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement.

Information about our Code of Ethics applicable to our chief executive officer, chief financial officer and principal accounting officer is incorporated by reference to the “Available Information” section in Item 1 of this Report and to the “Corporate Governance—Codes of Ethics, Corporate Governance Guidelines and Committee Charters” section of the Proxy Statement.

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

(1)	Financial Statements and Supplementary Data

Consolidated Balance Sheets—May 31, 2011 and 2010

Consolidated Statements of Operations—Years ended May 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows—Years ended May 31, 2011, 2010 and 2009

Consolidated Statements of Shareholders’ Equity—Years ended May 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(2)	Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

(3)	Listing of Exhibits

3.1	Composite Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed on July 21, 2010)

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on January 14, 2010)

3.3	Amended and Restated Certificate of Designations of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 1, 2006)

4.1	Form of the Company’s 9 1/4% Senior Note due 2020 and Notation of Guarantee (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed on August 11, 2010)

4.2	Registration Rights Agreement, dated as of August 10, 2010, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on August 11, 2010)

4.3	Indenture, dated as of August 10, 2010, among the Company, the Guarantors and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 11, 2010)

10.1	Purchase Agreement, dated July 27, 2010, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 2, 2010)

10.2	Second Amended and Restated Credit Agreement, dated June 19, 2009, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the lenders that are parties thereto (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.3	First Amendment to Second Amended and Restated Credit Agreement, dated June 19, 2009, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the lenders that are parties thereto (incorporated by reference to Exhibit 10.2 to Report on Form 8-K filed on June 25, 2009)

10.4	Second Amendment to Second Amended and Restated Credit Agreement, dated March 24, 2010, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the lenders that are parties thereto (incorporated by reference to Exhibit 10.33 to Quarterly Report on Form 10-Q filed on March 26, 2010)

10.5	Third Amendment to Second Amended and Restated Credit Agreement, dated April 12, 2010, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the lenders that are parties thereto (incorporated by reference to Exhibit 10.1 to Report on Form 8-K filed on April 23, 2010)

10.6	Amended and Restated Security Agreement, dated June 19, 2009, among the Company, the Guarantors and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.7	Separation and Distribution Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on July 8, 2005)

10.8	Amendment No. 1 to Separation and Distribution Agreement dated as of July 27, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 1, 2005)

10.9	Tax Sharing and Indemnification Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on July 8, 2005)

10.10	Employment Agreement of Mel G. Brekhus dated as of April 14, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 16, 2010)

10.11	Texas Industries, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed on May 19, 1994)

10.12	Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.13	Form of Stock Option Agreement under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 25, 2006)

10.14	Form of Non-Employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 16, 2009)

10.15	TXI Annual Incentive Plans-Fiscal Year 2012

10.16	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2012 (incorporated by reference to exhibit 10.17 to Annual Report on Form 10-K filed on July 17, 2009)

10.17	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2013 (incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K filed on July 21, 2010)

10.18	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2014

10.19	Master Performance-Based Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement filed on August 25, 2006)

10.20	Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on August 12, 2005)

10.21	Form of SAR Agreement for Non-Employee Directors under Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on August 12, 2005)

10.22	Form of Amendment No. 1 to SAR Agreement for Non-Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on April 25, 2006)

10.23	SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan between Texas Industries, Inc. and Mel G. Brekhus, dated June 1, 2004 (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on July 25, 2006)

10.24	Amendment No. 1 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, by and between Texas Industries, Inc. and Mel G. Brekhus dated April 24, 2006 (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K filed on July 25, 2006)

10.25	Contract, dated September 27, 2005, between Riverside Cement Company and Oro Grande Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 30, 2005)

10.26	Deferred Compensation Plan for Directors of Texas Industries, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 24, 2006)

10.27	Form of 2005 Executive Financial Security Plan (Annuity Formula), as amended (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.28	Form of 2005 Executive Financial Security Plan (Lump Sum Formula), as amended (incorporated by reference to Exhibit 10.27 to Quarterly Report Form 10-Q filed on January 7, 2010)

10.29	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on April 25, 2006)

10.30	Amendment No. 2 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, between Texas Industries, Inc. and Mel G. Brekhus dated July 11, 2007 (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed on July 13, 2007)

10.31	Contract, signed September 21, 2007, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed on September 27, 2007, noting that portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.32	Contract Amendment No. 1, executed August 17, 2009, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 21, 2009)

10.33	Standstill Agreement dated July 16, 2010 among the Company, NNS Holding and Mr. Nassef Sawiris (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 20, 2010)

12.1	Computation of Ratios of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant as of May 31, 2011

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney for certain members of the Board of Directors

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

99.1	Mine Safety Disclosure Exhibit

101	The following financial information from Texas Industries, Inc.’s Annual Report on Form 10-K for the year ended May 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of May 31, 2011 and May 31, 2010, (ii) Consolidated Statements of Operations for the years ended May 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Cash Flows for the years ended May 31, 2011, 2010 and 2009, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15st day of July, 2011.

TEXAS INDUSTRIES, INC.

By	/S/ MEL G. BREKHUS
Mel G. Brekhus, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ MEL G. BREKHUS Mel G. Brekhus	Director, President and Chief Executive Officer (Principal Executive Officer)	July 15, 2011

/S/ KENNETH R. ALLEN Kenneth R. Allen	Vice President—Finance and Chief Financial Officer (Principal Financial Officer)	July 15, 2011

/S/ T. LESLEY VINES T. Lesley Vines	Vice President—Corporate Controller and Treasurer (Principal Accounting Officer)	July 15, 2011

/S/ JOHN D. BAKER, II* John D. Baker, II	Director	July 15, 2011

/S/ EUGENIO CLARIOND* Eugenio Clariond	Director	July 15, 2011

/S/ SAM COATS* Sam Coats	Director	July 15, 2011

/S/ GARY L. PECHOTA * Gary L. Pechota	Director	July 15, 2011

/S/ THOMAS RANSDELL* Thomas Ransdell	Director	July 15, 2011

/S/ ROBERT D. ROGERS* Robert D. Rogers	Director	July 15, 2011

/S/ RONALD G. STEINHART* Ronald G. Steinhart	Director	July 15, 2011

/S/ DOROTHY C. WEAVER* Dorothy C. Weaver	Director	July 15, 2011

* By	/S/ T. LESLEY VINES
T. Lesley Vines Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit Number
3.1	Composite Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed on July 21, 2010)

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on January 14, 2010)

3.3	Amended and Restated Certificate of Designations of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 1, 2006)

4.1	Form of the Company’s 9 1/4% Senior Note due 2020 and Notation of Guarantee (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed on August 11, 2010)

4.2	Registration Rights Agreement, dated as of August 10, 2010, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on August 11, 2010)

4.3	Indenture, dated as of August 10, 2010, among the Company, the Guarantors and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 11, 2010)

10.1	Purchase Agreement, dated July 27, 2010, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 2, 2010)

10.2	Second Amended and Restated Credit Agreement, dated June 19, 2009, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the lenders that are parties thereto (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.3	First Amendment to Second Amended and Restated Credit Agreement, dated June 19, 2009, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the lenders that are parties thereto (incorporated by reference to Exhibit 10.2 to Report on Form 8-K filed on June 25, 2009)

10.4	Second Amendment to Second Amended and Restated Credit Agreement, dated March 24, 2010, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the lenders that are parties thereto (incorporated by reference to Exhibit 10.33 to Quarterly Report on Form 10-Q filed on March 26, 2010)

10.5	Third Amendment to Second Amended and Restated Credit Agreement, dated April 12, 2010, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the lenders that are parties thereto (incorporated by reference to Exhibit 10.1 to Report on Form 8-K filed on April 23, 2010)

10.6	Amended and Restated Security Agreement, dated June 19, 2009, among the Company, the Guarantors and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.7	Separation and Distribution Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on July 8, 2005)

10.8	Amendment No. 1 to Separation and Distribution Agreement dated as of July 27, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 1, 2005)

Exhibit Number
10.9	Tax Sharing and Indemnification Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on July 8, 2005)

10.10	Employment Agreement of Mel G. Brekhus dated as of April 14, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 16, 2010)

10.11	Texas Industries, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed on May 19, 1994)

10.12	Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.13	Form of Stock Option Agreement under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 25, 2006)

10.14	Form of Non-Employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 16, 2009)

10.15	TXI Annual Incentive Plans-Fiscal Year 2012

10.16	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2012 (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K filed on July 17, 2009)

10.17	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2013 (incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K filed on July 21, 2010)

10.18	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2014

10.19	Master Performance-Based Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement filed on August 25, 2006)

10.20	Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on August 12, 2005)

10.21	Form of SAR Agreement for Non-Employee Directors under Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on August 12, 2005)

10.22	Form of Amendment No. 1 to SAR Agreement for Non-Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on April 25, 2006)

10.23	SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan between Texas Industries, Inc. and Mel G. Brekhus, dated June 1, 2004 (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on July 25, 2006)

10.24	Amendment No. 1 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, by and between Texas Industries, Inc. and Mel G. Brekhus dated April 24, 2006 (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K filed on July 25, 2006)

10.25	Contract, dated September 27, 2005, between Riverside Cement Company and Oro Grande Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 30, 2005)

Exhibit Number
10.26	Deferred Compensation Plan for Directors of Texas Industries, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 24, 2006)

10.27	Form of 2005 Executive Financial Security Plan (Annuity Formula), as amended (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.28	Form of 2005 Executive Financial Security Plan (Lump Sum Formula), as amended (incorporated by reference to Exhibit 10.27 to Quarterly Report Form 10-Q filed on January 7, 2010)

10.29	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on April 25, 2006)

10.30	Amendment No. 2 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, between Texas Industries, Inc. and Mel G. Brekhus dated July 11, 2007 (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed on July 13, 2007)

10.31	Contract, signed September 21, 2007, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed on September 27, 2007, noting that portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.32	Contract Amendment No. 1, executed August 17, 2009, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 21, 2009)

10.33	Standstill Agreement dated July 16, 2010 among the Company, NNS Holding and Mr. Nassef Sawiris (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 20, 2010)

12.1	Computation of Ratios of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant as of May 31, 2011

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney for certain members of the Board of Directors

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

99.1	Mine Safety Disclosure Exhibit

101	The following financial information from Texas Industries, Inc.’s Annual Report on Form 10-K for the year ended May 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of May 31, 2011 and May 31, 2010, (ii) Consolidated Statements of Operations for the years ended May 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Cash Flows for the years ended May 31, 2011, 2010 and 2009, and (iv) the Notes to Consolidated Financial Statements.