Form 10-Q
period 2011-08-31
TEXAS INDUSTRIES INC
filed 2011-09-30
CIK 97472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

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

Registrant’s telephone number, including area code: (972) 647-6700

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

    Yes   [    ]     No  [X]

There were 27,890,345 shares of the Registrant’s Common Stock, $1.00 par value, outstanding as of September 26, 2011.

INDEX

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	(Unaudited) August 31,	May 31,
In thousands	2011	2011

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$60,600	$116,432
Receivables – net	94,617	85,817
Inventories	139,752	140,646
Deferred income taxes and prepaid expenses	21,001	22,040

TOTAL CURRENT ASSETS	315,970	364,935

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	179,121	158,232
Buildings	57,952	59,320
Machinery and equipment	1,219,595	1,222,560
Construction in progress	374,097	357,638

	1,830,765	1,797,750
Less depreciation and depletion	649,973	642,329

	1,180,792	1,155,421

OTHER ASSETS
Goodwill	1,715	1,715
Real estate and investments	6,447	6,749
Deferred income taxes and other charges	24,031	22,191

	32,193	30,655

	$1,528,955	$1,551,011

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$54,320	$56,787
Accrued interest, compensation and other	49,290	58,848
Current portion of long-term debt	74	73

TOTAL CURRENT LIABILITIES	103,684	115,708

LONG-TERM DEBT	652,385	652,403

OTHER CREDITS	85,223	87,318

SHAREHOLDERS’ EQUITY
Common stock, $1 par value; authorized 100,000 shares; issued and outstanding 27,890 and 27,887 shares, respectively	27,890	27,887
Additional paid-in capital	483,056	481,706
Retained earnings	189,240	198,751
Accumulated other comprehensive loss	(12,523)	(12,762)

	687,663	695,582

	$1,528,955	$1,551,011

See notes to consolidated financial statements.

(Unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

		Three months ended August 31,
In thousands except per share		2011		2010

NET SALES	$	181,740	$	172,122

Cost of products sold		167,915		156,014

GROSS PROFIT		13,825		16,108

Selling, general and administrative		17,804		16,141
Interest		9,460		14,411
Loss on debt retirements		--		29,006
Other income		(5,872)		(4,890)

		21,392		54,668

LOSS BEFORE INCOME TAXES		(7,567)		(38,560)

Income tax benefit		(147)		(14,868)

NET LOSS	$	(7,420)	$	(23,692)

Net loss per share
Basic	$	(.27)	$	(.85)
Diluted	$	(.27)	$	(.85)

Average shares outstanding
Basic		27,874		27,787
Diluted		27,874		27,787

Cash dividends declared per share	$	.075	$	.075

See notes to consolidated financial statements.

(Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

		Three months ended August 31,
In thousands		2011		2010

OPERATING ACTIVITIES
Net loss	$	(7,420)	$	(23,692)
Adjustments to reconcile net loss to cash used by operating activities
Depreciation, depletion and amortization		15,980		15,861
Gains on asset disposals		(2,368)		(1,613)
Deferred income tax benefit		(241)		(14,973)
Stock-based compensation expense (credit)		107		(230)
Loss on debt retirements		--		29,006
Other – net		(1,567)		2,192
Changes in operating assets and liabilities
Receivables – net		(8,670)		4,413
Inventories		894		(6,322)
Prepaid expenses		1,729		1,297
Accounts payable and accrued liabilities		(5,809)		(7,284)

Net cash used by operating activities		(7,365)		(1,345)

INVESTING ACTIVITIES
Capital expenditures – expansions		(25,221)		(1,374)
Capital expenditures – other		(20,367)		(1,782)
Proceeds from asset disposals		863		3,209
Investments in life insurance contracts		--		327
Other – net		(82)		292

Net cash provided (used) by investing activities		(44,807)		672

FINANCING ACTIVITIES
Long-term borrowings		--		650,000
Debt retirements		(18)		(547,736)
Debt issuance costs		(1,629)		(12,250)
Stock option exercises		78		225
Common dividends paid		(2,091)		(2,085)

Net cash provided (used) by financing activities		(3,660)		88,154

Increase (decrease) in cash and cash equivalents		(55,832)		87,481
Cash and cash equivalents at beginning of period		116,432		74,946

Cash and cash equivalents at end of period	$	60,600	$	162,427

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

1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 2011, are not necessarily indicative of the results that may be expected for the year ended May 31, 2012. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Texas Industries, Inc. for the year ended May 31, 2011.

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

Fair Value of Financial Instruments. The estimated fair value of each class of financial instrument as of August 31, 2011 and May 31, 2011 approximates its carrying value except for long-term debt having fixed interest rates. The fair value of our long-term debt is estimated based on broker/dealer quoted market prices. As of August 31, 2011, the fair value of our long-term debt, including the current portion, was approximately $590.7 million compared to the carrying amount of $652.5 million. As of May 31, 2011, the fair value of our long-term debt, including the current portion, was approximately $691.5 million compared to the carrying amount of $652.5 million.

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

Property, plant and equipment is recorded at cost. Costs incurred to construct certain long-lived assets include capitalized interest which is amortized over the estimated useful life of the related asset. Interest is capitalized during the construction period of qualified assets based on the average amount of accumulated expenditures and the weighted average interest rate applicable to borrowings outstanding during the period. If accumulated expenditures exceed applicable borrowings outstanding during the period, capitalized interest is allocated to projects under construction on a pro rata basis. Provisions for depreciation are computed generally using the straight-line method. Useful lives for our primary operating facilities range from 10 to 25 years with certain cement facility structures having useful lives of 40 years. Provisions for depletion of mineral deposits are computed on the basis of the estimated quantity of recoverable raw materials. The costs of removing overburden and waste materials to access mineral deposits are referred to as stripping costs. All post-production stripping costs are recognized as costs of the inventory produced during the period the stripping costs are incurred. Maintenance and repairs are charged to expense as incurred.

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

Goodwill resulting from the acquisition of ready-mix operations in Texas and Louisiana and identified with our consumer products operations has a carrying value of $1.7 million at both August 31, 2011 and May 31, 2011. Based on an impairment test performed as of March 31, 2011, the fair value of the reporting unit exceeds its carrying value, and therefore, no potential impairment was identified.

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

Management reviews our deferred tax position and in particular our deferred tax assets whenever circumstances indicate that the assets may not be realized in the future and would record a valuation allowance unless such deferred tax assets were deemed more likely than not to be recoverable. The ultimate realization of these deferred tax assets is dependent upon various factors including the generation of taxable income during future periods. In determining the need for a valuation allowance, we consider such factors as historical earnings, the reversal of existing temporary differences, prior taxable income (if carryback is permitted under the tax law), and prudent and feasible tax planning strategies. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets valuation allowance would be charged to earnings in the period in which we make such a determination. If we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance as an adjustment to earnings at such time. See further discussion in note 8.

Real Estate and Investments. Surplus real estate and real estate acquired for development of high quality industrial, office or multi-use parks totaled $6.0 million at both August 31, 2011 and May 31, 2011.

Investments include life insurance contracts purchased in connection with certain of our benefit plans. The contracts, recorded at their net cash surrender value, totaled $0.3 million (net of distributions of $87.7 million plus accrued interest and fees) at August 31, 2011 and $0.7 million (net of distributions of $87.7 million plus accrued interest and fees) at May 31, 2011. We can elect to receive distributions chargeable against the cash surrender value of the policies in the form of borrowings or withdrawals or we can elect to surrender the policies and receive their net cash surrender value.

Deferred Other Charges. Deferred other charges totaled $21.9 million at August 31, 2011 and $19.5 million at May 31, 2011 and are composed primarily of debt issuance costs that totaled $14.2 million at August 31, 2011 and $13.2 million at May 31, 2011. The costs are amortized over the term of the related debt.

Other Credits. Other credits totaled $85.2 million at August 31, 2011 and $87.3 million at May 31, 2011 and are composed primarily of liabilities related to our retirement plans, deferred compensation agreements and asset retirement obligations.

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

Changes in asset retirement obligations are as follows:

		Three months ended August 31,
In thousands		2011		2010

Balance at beginning of period	$	4,455	$	4,474
Additions		287		9
Accretion expense		43		68
Settlements		(328)		(38)

Balance at end of period	$	4,457	$	4,513

Accumulated Other Comprehensive Loss. Amounts recognized in accumulated other comprehensive loss represent adjustments related to a defined benefit retirement plan and a postretirement health benefit plan covering approximately 600 employees and retirees of our California cement subsidiary. The amounts totaled $12.5 million (net of tax of $7.2 million) at August 31, 2011 and $12.8 million (net of tax of $7.4 million) at May 31, 2011.

Comprehensive income or loss consists of net income or loss and amounts in accumulated other comprehensive loss recognized in the period as components of the net periodic postretirement benefit cost, net of tax. Comprehensive loss for the three-month periods ended August 31, 2011 and August 31, 2010 was $7.2 million and $23.4 million, respectively.

Net Sales. Sales are recognized when title has transferred and products are delivered. We include delivery fees in the amount we bill customers to the extent needed to recover our cost of freight and delivery. Net sales are presented as revenues and include these delivery fees.

Other Income. Routine sales of surplus operating assets and real estate resulted in gains of $0.3 million and $1.6 million in the three-month periods ended August 31, 2011 and August 31, 2010, respectively. In addition, we have sold emissions credits associated with our Crestmore cement plant in Riverside, California resulting in gains of $2.5 million and $1.7 million in the three-month periods ended August 31, 2011 and August 31, 2010, respectively.

We have entered into various oil and gas lease agreements on property we own in north Texas. The terms of the agreements include the payment of a lease bonus and royalties on any oil and gas produced. Lease bonus payments and royalties on oil and gas produced resulted in income of $0.5 million and $0.8 million in the three-month periods ended August 31, 2011 and August 31, 2010, respectively. We cannot predict what the level of future royalties, if any, will be.

In July 2011 we entered into an asset exchange transaction in which we acquired the ready-mix and aggregate operations of CEMEX USA that serve the Austin, Texas metropolitan market. In exchange for the three ready-mix plants and one sand and gravel plant, we transferred to CEMEX USA certain of our ready-mix operations in Houston, Texas. Based on the preliminary valuation of the respective assets, the exchange resulted in the recognition of a gain of $2.1 million and the acquisition of ready-mix and aggregate property, plant and equipment of $6.1 million. The operating results of the acquired ready-mix and sand and gravel operations are reported in our consumer products and aggregate segments, respectively.

Stock-based Compensation. We have provided stock-based compensation to employees and non-employee directors in the form of non-qualified and incentive stock options, restricted stock, stock appreciation rights, deferred compensation agreements and stock awards. We use the Black-Scholes option-pricing model to determine the fair value of stock options granted as of the date of grant. Options with graded vesting are valued as single awards and the related compensation cost is recognized using a straight-line attribution method over the shorter of the vesting period or required service period adjusted for estimated forfeitures. We use the average stock price on the date of grant to determine the fair value of restricted stock awards paid. A liability, which is included in other credits, is recorded for stock appreciation rights, deferred compensation agreements and stock awards expected to be settled in cash, based on their fair value at the end of each period until such awards are paid. See further discussion in note 6.

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

Basic and Diluted EPS are calculated as follows:

	Three months ended August 31,
In thousands except per share	2011	2010

Earnings
Net loss	$(7,420)	$(23,692)
Unvested restricted share participation	5	12

Loss allocated to common shareholders	$(7,415)	$(23,680)

Shares
Weighted-average shares outstanding	27,888	27,799
Contingently issuable shares	2	2
Unvested restricted shares	(16)	(14)

Basic weighted-average shares	27,874	27,787
Stock option, restricted share and award dilution	--	--

Diluted weighted-average shares (1)	27,874	27,787

Net loss per share
Basic	$(.27)	$(.85)
Diluted	$(.27)	$(.85)

(1) Shares excluded due to antidilutive effect Stock options, restricted shares and awards	1,205	1,215

Recently Issued Accounting Guidance. There is no recently issued accounting guidance that we expect will materially impact our financial statements during the current fiscal year.

2. Working Capital

Working capital totaled $212.3 million at August 31, 2011 compared to $249.2 million at May 31, 2011. Selected components of working capital are summarized below.

Receivables consist of:

	August 31,		May 31,
In thousands	2011		2011

Trade notes and accounts receivable	$93,730	$	84,406
Other	887		1,411

	$94,617	$	85,817

Trade notes and accounts receivable are presented net of allowances for doubtful receivables of $3.9 million at August 31, 2011 and $3.9 million at May 31, 2011. Provisions for bad debts charged to expense were $0.2 million and $0.7 million in the three-month periods ended August 31, 2011 and August 31, 2010, respectively. Uncollectible accounts written off totaled $0.2 million and $1.5 million in the three-month periods ended August 31, 2011 and August 31, 2010, respectively.

Inventories consist of:

		August 31,		May 31,
In thousands		2011		2011

Finished products	$	8,058	$	9,627
Work in process		46,598		44,391
Raw materials		14,033		15,215

Total inventories at LIFO cost		68,689		69,233

Finished products		22,469		23,427
Raw materials		178		272
Parts and supplies		48,416		47,714

Total inventories at average cost		71,063		71,413

Total inventories	$	139,752	$	140,646

All inventories are stated at the lower of cost or market. Finished products, work in process and raw material inventories, excluding natural aggregate inventories, are valued using the last-in, first-out (“LIFO”) method. Natural aggregate finished products and raw material inventories and parts and supplies inventories are valued using the average cost method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. If the average cost method (which approximates current replacement cost) had been used for all of these inventories, inventory values would have been higher by $43.8 million at August 31, 2011 and $44.6 million at May 31, 2011.

Accrued interest, compensation and other consist of:

		August 31,		May 31,
In thousands		2011		2011

Interest	$	2,704	$	17,827
Compensation and employee benefits		16,587		13,536
Casualty insurance claims		14,784		15,740
Income taxes		3,844		3,723
Property taxes and other		11,371		8,022

	$	49,290	$	58,848

3. Long-Term Debt

Long-term debt consists of:

		August 31,		May 31,
In thousands		2011		2011

Senior secured revolving credit facility expiring in 2016	$	--	$	--
9.25% Senior notes due 2020 issued August 10, 2010 at par value		650,000		650,000

		650,000		650,000
Capital lease obligations		2,191		2,208
Other contract obligations		268		268

		652,459		652,476
Less current portion		74		73

	$	652,385	$	652,403

Senior Secured Revolving Credit Facility. On August 25, 2011, we amended and restated our credit agreement and the associated security agreement. The credit agreement continues to provide for a $200 million senior secured revolving credit facility with a $50 million sub-limit for letters of credit and a $15 million sub-limit for swing line loans. The credit facility matures on August 25, 2016. Amounts drawn under the credit facility bear annual interest either at the LIBOR rate plus a margin of 2.0% to 2.75% or at a base rate plus a margin of 1.0% to 1.75%. The base rate is the higher of the federal funds rate plus 0.5%, the prime rate established by Bank of America, N.A. or the one-month LIBOR rate plus 1.0%. The interest rate margins are determined based on the Company’s fixed charge coverage ratio. The commitment fee calculated on the unused portion of the credit facility ranges from 0.375% to 0.50% per year based on the Company’s average daily loan balance. We may terminate the credit facility at any time.

The amount that can be borrowed under the credit facility is limited to an amount called the borrowing base. The borrowing base may be less than the $200 million stated principal amount of the credit facility. The borrowing base is calculated based on the value of our accounts receivable, inventory and mobile equipment in which the lenders have a security interest. In addition, by mortgaging tracts of its real property to the lenders, the Company may increase the borrowing base by an amount beginning at $20 million and declining to $10.7 million at the maturity of the credit facility.

The borrowing base under the agreement was $151.6 million as of August 31, 2011. We are not required to maintain any financial ratios or covenants unless an event of default occurs or the unused portion of the borrowing base is less than $25 million, in which case we must maintain a fixed charge coverage ratio of at least 1.0 to 1.0. At August 31, 2011, our fixed charge coverage ratio was (.43) to 1.0. Given this ratio, we may use only $126.6 million of the borrowing base as of such date. No borrowings were outstanding at August 31, 2011; however, $22.1 million of the borrowing base was used to support letters of credit. As a result, the maximum amount we could borrow as of August 31, 2011 was $104.5 million.

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

The credit agreement contains a number of covenants restricting, among other things, prepayment or redemption of our senior notes, distributions and dividends on and repurchases of our capital stock, acquisitions and investments, indebtedness, liens and affiliate transactions. We are permitted to pay cash dividends on our common stock as long as the credit facility is not in default, the fixed charge coverage ratio is greater than 1.0 to 1.0 and borrowing availability under the borrowing base is more than $40 million. When our fixed charge coverage ratio is less than 1.0 to 1.0, we are permitted to pay cash dividends on our common stock not to exceed $2.5 million in any single instance (which shall not occur more than four times in any calendar year) or $10 million in the aggregate during any calendar year as long as the credit facility is not in default and borrowing availability is more than the greater of $60 million or 30% of the aggregate commitments of all lenders. For this purpose, borrowing availability is equal to the borrowing base less the amount of outstanding borrowings less the amount used to support letters of credit. We were in compliance with all of our loan covenants as of August 31, 2011.

9.25% Senior Notes. On August 10, 2010, we sold $650 million aggregate principal amount of our 9.25% senior notes due 2020 at an offering price of 100%. The notes were issued under an indenture dated as of August 10, 2010. The net proceeds were used to purchase or redeem all of our outstanding 7.25% senior notes due 2013, with additional proceeds available for general corporate purposes.

At August 31, 2011, we had $650 million aggregate principal amount of 9.25% senior notes outstanding. Under the indenture, at any time on or prior to August 15, 2015, we may redeem the notes at a redemption price equal to the sum of the principal amount thereof, plus accrued interest and a make-whole premium. On and after August 15, 2015, we may redeem all or a part of the notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest if redeemed during the twelve-month period beginning on August 15 of the years indicated below:

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

All of our consolidated subsidiaries have unconditionally guaranteed the 9.25% senior notes. The indenture governing the notes contains affirmative and negative covenants that, among other things, limit our and our subsidiaries’ ability to pay dividends on or redeem or repurchase stock, make certain investments, incur additional debt or sell preferred stock, create liens, restrict dividend payments or other payments from subsidiaries to the Company, engage in consolidations and mergers or sell or transfer assets, engage in sale and leaseback transactions, engage in transactions with affiliates, and sell stock in our subsidiaries. We are not required to maintain any affirmative financial ratios or covenants. We were in compliance with all of our covenants as of August 31, 2011.

Refinancing. On July 27, 2010, we commenced a cash tender offer for all of the outstanding $550 million aggregate principal amount of our 7.25% senior notes due 2013 and a solicitation of consents to amend the indenture governing the 7.25% notes. Pursuant to the tender offer and consent solicitation, we purchased $536.6 million aggregate principal amount of the 7.25% notes, and paid an aggregate of $547.7 million in purchase price and consent fees. On September 9, 2010, we redeemed the remaining $13.4 million aggregate principal amount of the 7.25% notes at a price of 101.813% of the principal amount thereof, plus accrued and unpaid interest on the 7.25% notes to the redemption date. As of August 31, 2010, we recognized a loss on debt retirement of $29.0 million representing $11.1 million in consent fees, redemption price premium and transaction costs and a write-off of $17.9 million of unamortized debt discount and original issuance costs associated with the 7.25% notes.

Other. There are no principal payments due on long-term debt, excluding capital lease and other contract obligations, during the five years subsequent to August 31, 2011. The total amount of interest incurred was $17.3 million and $14.4 million in the three-month periods ended August 31, 2011 and August 31, 2010, respectively, of which $7.8 million was capitalized in the three-month period ended August 31, 2011. The total amount of interest paid in cash was $30.6 million and $23.2 million during the three-month periods ended August 31, 2011 and August 31, 2010, respectively.

4. Commitments

During October 2007, we commenced construction on a project to expand our Hunter, Texas cement plant. In May 2009 we temporarily halted construction on the project because we believed that economic and market conditions made it unlikely that cement demand levels in Texas at that time would permit the new kiln to operate profitably if the project was completed as originally scheduled. We resumed construction in October 2010. The total capital cost of the project is expected to be between $365 million and $375 million, excluding capitalized interest, and commissioning is expected to begin within 24 months of the restart of construction. As of August 31, 2011, we have incurred approximately $321.6 million, excluding capitalized interest of approximately $42.8 million related to the project, of which $313.5 million has been paid.

5. Shareholders’ Equity

There are authorized 100,000 shares of Cumulative Preferred Stock, no par value, of which 20,000 shares are designated $5 Cumulative Preferred Stock (Voting), redeemable at $105 per share and entitled to $100 per share upon dissolution. An additional 40,000 shares are designated Series B Junior Participating Preferred Stock. The Series B Preferred Stock is not redeemable and ranks, with respect to the payment of dividends and the distribution of assets, junior to (i) all other series of the Preferred Stock unless the terms of any other series shall provide otherwise and (ii) the $5 Cumulative Preferred Stock. No shares of $5 Cumulative Preferred Stock or Series B Junior Participating Preferred Stock were outstanding as of August 31, 2011.

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

Options become exercisable in installments beginning one year after the date of grant and expire ten years after the date of grant. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. Options with graded vesting are valued as single awards and the compensation cost recognized using a straight-line attribution method over the shorter of the vesting period or required service period adjusted for estimated forfeitures. The following table sets forth the information about the weighted-average grant date fair value of options granted during the three-month periods ended August 31, 2011 and August 31, 2010.

		Three months ended August 31,
		2011		2010
Weighted average grant date fair value	$	20.22	$	18.13
Weighted average assumptions used:
Expected volatility		.411		.420
Expected term of the option in years		10		10
Risk-free interest rate		3.17%		3.68%
Expected dividend yield		.75%		.85%

Expected volatility is based on an analysis of historical volatility of our common stock. Expected term of option is the period of time that options granted are expected to be outstanding and is derived by analyzing the historical option exercise experience of our optionees. Risk-free interest rate is determined using the implied yield currently available for zero coupon U.S. treasury issues with a remaining term equal to the expected term of the options. Expected dividend yield is based on the approved annual dividend rate in effect and the market price of our common stock at the time of grant.

A summary of option transactions for the three-month period ended August 31, 2011, follows:

	Shares Under Option	Weighted-Average Option Price

Outstanding at May 31, 2011	1,972,441	$39.58
Granted	12,000	40.01
Exercised	(3,033)	25.72
Canceled	(9,617)	43.12

Outstanding at August 31, 2011	1,971,791	$39.59

Exercisable at August 31, 2011	1,037,421	$41.36

The following table summarizes information about stock options outstanding as of August 31, 2011.

	Range of Exercise Prices
	$16.04 - $27.39	$34.00 - $48.60	$50.63 - $70.18

Options outstanding
Shares outstanding	575,518	836,423	559,850
Weighted-average remaining term in years	4.76	7.70	4.96
Weighted-average exercise price	$22.05	$39.72	$57.41
Options exercisable
Shares exercisable	359,878	231,543	446,000
Weighted-average remaining term in years	3.36	4.59	4.82
Weighted-average exercise price	$20.51	$42.60	$57.53

Outstanding options expire on various dates to July 12, 2021. As of August 31, 2011, there were 617,085 shares available for future awards under the 2004 Plan.

As of August 31, 2011, the aggregate intrinsic value (the difference in the closing market price of our common stock of $35.61 and the exercise price to be paid by the optionee) of stock options outstanding was $7.8 million. The aggregate intrinsic value of exercisable stock options at that date was $5.4 million. The total intrinsic value for options exercised (the difference in the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) was less than $0.1 million and $0.2 million for the three-month periods ended August 31, 2011 and August 31, 2010, respectively.

We have provided additional stock-based compensation to employees and directors under stock appreciation rights contracts, deferred compensation agreements, restricted stock payments and a former stock awards program. At August 31, 2011, outstanding stock appreciation rights totaled 133,315 shares, deferred compensation agreements to be settled in cash totaled 101,790 shares, deferred compensation agreements to be settled in common stock totaled 2,303 shares, unvested restricted stock payments totaled 16,667 shares and stock awards totaled 2,323 shares. Other credits include $5.6 million at August 31, 2011 and $6.8 million at May 31, 2011 representing accrued stock-based compensation which is accounted for as liabilities and expected to be settled in cash. Common stock totaling 2.6 million shares at August 31, 2011 and 2.6 million shares at May 31, 2011 have been reserved for the settlement of stock-based compensation.

Total stock-based compensation included in selling, general and administrative expense (credit) was $0.1 million and $(0.2) million in the three-month periods ended August 31, 2011 and August 31, 2010, respectively. The impact of changes in our company’s stock price on stock-based awards accounted for as liabilities reduced stock-based compensation $1.2 million and $1.3 million in the three-month periods ended August 31, 2011 and August 31, 2010, respectively.

Total tax expense or benefit recognized in our statements of operations for stock-based compensation was an expense of less than $0.1 million and $0.3 million in the three-month periods ended August 31, 2011and August 31, 2010, respectively. No cash tax benefit was realized for stock-based compensation in the three-month periods ended August 31, 2011 and August 31, 2010.

As of August 31, 2011, $11.2 million of total unrecognized compensation cost related to stock options, restricted stock payments and stock awards is expected to be recognized in future periods. We currently expect to recognize in the years succeeding August 31, 2011 approximately $4.2 million of this stock-based compensation expense in 2012, $3.1 million in 2013, $2.2 million in 2014, $1.3 million in 2015 and $0.4 million in 2016.

7. Retirement Plans

Riverside Defined Benefit Plans. Approximately 600 employees and retirees of our subsidiary, Riverside Cement Company, are covered by a defined benefit pension plan and a postretirement health benefit plan. Unrecognized prior service costs and actuarial gains or losses for these plans are recognized in a systematic manner over the remaining service periods of active employees expected to receive benefits under these plans. The amount of the defined benefit pension plan and postretirement health benefit plan expense charged to costs and expenses for the three-month periods ended August 31, 2011 and August 31, 2010, was as follows:

		Three months ended August 31,
In thousands		2011		2010

Defined benefit pension plan
Service cost	$	134	$	125
Interest cost		760		738
Expected return on plan assets		(777)		(685)
Amortization of net actuarial loss		431		517

	$	548	$	695

Postretirement health benefit plan
Service cost	$	25	$	28
Interest cost		104		106
Amortization of prior service cost		(194)		(194)
Amortization of net actuarial loss		141		154

	$	76	$	94

Financial Security Defined Benefit Plans. Substantially all of our executive and certain managerial employees are covered by a series of financial security plans that are non-qualified defined benefit plans. The financial security plans require deferral of a portion of a participant’s salary and provide retirement, death and disability benefits to participants. The financial security plans are unfunded and benefits are paid as they become due. Actuarial gains or losses are recognized when incurred. The amount of financial security plan benefit expense charged to costs and expenses for the three-month periods ended August 31, 2011 and August 31, 2010, was as follows:

		Three months ended August 31,
In thousands		2011		2010

Service cost	$	537	$	550
Interest cost		629		578

	$	1,166	$	1,128

8. Income Taxes

Income taxes for the interim periods ended August 31, 2011 and August 31, 2010 have been included in the accompanying financial statements on the basis of an estimated annual rate. The tax rate differs from the 35% federal statutory corporate rate primarily due to percentage depletion that is tax deductible, state income taxes and valuation allowances against deferred tax assets. The estimated annualized rate does not include the tax impact of the loss on debt retirements which was recognized as a discrete item in the three-month period ended August 31, 2010. The estimated annualized rate excluding this charge is 1.8% for fiscal year 2012 compared to 40.6% for fiscal year 2011. We received income tax refunds of less than $0.1 million and made no income tax payments in the three-month period ended August 31, 2011. We received income tax refunds and made income tax payments of less than $0.1 million in the three-month period ended August 31, 2010.

Net deferred tax assets totaled $15.1 million at August 31, 2011 and $15.0 million at May 31, 2011, of which $13.0 million at August 31, 2011 and $12.3 million at May 31, 2011 were classified as current. Management reviews our deferred tax position and in particular our deferred tax assets whenever circumstances indicate that the assets may not be realized in the future and would record a valuation allowance unless such deferred tax assets were deemed more likely than not to be recoverable. The ultimate realization of these deferred tax assets depends upon various factors including the generation of taxable income during future periods. The Company’s deferred tax assets exceeded deferred tax liabilities as of August 31, 2011 primarily as a result of the recent losses. Management has concluded that the sources of taxable income we are permitted to consider do not assure the realization of the entire amount of the increase in our net deferred tax assets expected during the year. Accordingly, a valuation allowance is required due to the uncertainty of realizing the deferred tax assets.

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

In addition to our federal income tax return, we file income tax returns in various state jurisdictions. We are no longer subject to income tax examinations by federal or state tax authorities for years prior to 2007.

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

Since August 2008, additional lawsuits have been filed in the same court against Texas Industries, Inc. or one or more of our subsidiaries containing allegations of personal injury and wrongful death by approximately 3,000 individual plaintiffs who were allegedly exposed to chrome 6 and other toxic or harmful substances in the air, water and soil caused by emissions from the Crestmore plant. The court has dismissed Texas Industries, Inc. from the suits, and our subsidiaries operating in Texas have been dismissed by agreement with the plaintiffs. Most of our subsidiaries operating in California remain as defendants.

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

The following is a summary of operating results and certain other financial data for our business segments.

		Three months ended August 31,
In thousands		2011		2010
Net sales
Cement
Sales to external customers	$	72,058	$	63,235
Intersegment sales		13,579		13,147
Aggregates
Sales to external customers		39,501		43,074
Intersegment sales		5,600		6,896
Consumer products
Sales to external customers		70,181		65,813
Intersegment sales		843		665
Eliminations		(20,022)		(20,708)

Total net sales		$181,740	$	172,122

Segment operating profit
Cement	$	6,517	$	3,964
Aggregates		3,915		5,134
Consumer products		(2,340)		751

Total segment operating profit		8,092		9,849

Corporate		(6,199)		(4,992)
Interest		(9,460)		(14,411)
Loss on debt retirements		--		(29,006)

Loss before income taxes	$	(7,567)	$	(38,560)

Depreciation, depletion and amortization
Cement	$	8,927	$	9,149
Aggregates		4,195		4,772
Consumer products		2,564		1,656
Corporate		294		284

Total depreciation, depletion and amortization	$	15,980	$	15,861

Capital expenditures
Cement	$	25,696	$	1,747
Aggregates		18,305		1,177
Consumer products		1,431		196
Corporate		156		36

Total capital expenditures	$	45,588	$	3,156

Net sales by product
Cement	$	62,399	$	54,550
Stone, sand and gravel		17,275		20,477
Ready-mix concrete		56,223		52,084
Other products		25,615		25,880
Delivery fees		20,228		19,131

Total net sales	$	181,740	$	172,122

All sales were made in the United States during the periods presented with no single customer representing more than 10 percent of sales.

Cement segment operating profit includes gains of $2.5 million and $1.7 million in the three-month periods ended August 31, 2011 and August 31, 2010, respectively, from sales of emission credits associated with our Crestmore cement plant in Riverside, California.

Consumer products operating profit includes a gain of $2.1 million in the three-month period ended August 31, 2011 from the exchange of certain ready-mix operations in Houston, Texas for ready-mix and aggregate operations that serve the Austin, Texas metropolitan market.

Cement capital expenditures incurred in connection with the expansion of our Hunter, Texas cement plant were $25.2 million and $1.4 million in the three-month periods ended August 31, 2011 and August 31, 2010, respectively, of which $15.5 million was capitalized interest paid in the three-month period ended August 31, 2011. Capital expenditures for normal replacement and upgrades of existing equipment and acquisitions to sustain existing operations were $20.4 million and $1.8 million in the three-month periods ended August 31, 2011 and August 31, 2010, respectively, of which $18.0 million was incurred to acquire aggregate reserves in the three-month period ended August 31, 2011.

The following is a summary of assets used in each of our business segments.

		August 31,		May 31,
In thousands		2011		2011

Identifiable assets
Cement	$	1,100,033	$	1,082,524
Aggregates		221,097		201,917
Consumer products		104,013		106,643
Corporate		103,812		159,927

Total assets	$	1,528,955	$	1,551,011

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

In thousands		Texas Industries, Inc.		Guarantor Subsidiaries		Consolidating Adjustments		Consolidated

Condensed consolidating balance sheet at August 31, 2011

Cash and cash equivalents	$	58,143	$	2,457	$	--	$	60,600
Receivables – net		--		94,617		--		94,617
Inventories		--		139,752		--		139,752
Deferred income taxes and prepaid expenses		9		20,992		--		21,001

Total current assets		58,152		257,818		--		315,970
Property, plant and equipment – net		--		1,180,792		--		1,180,792
Goodwill		--		1,715		--		1,715
Real estate and investments		336		6,111		--		6,447
Deferred income taxes and other charges		113,406		7,705		(97,080)		24,031
Investment in subsidiaries		953,116		--		(953,116)		--
Long-term intercompany receivables		286,462		18,745		(305,207)		--

Total assets	$	1,411,472	$	1,472,886	$	(1,355,403)	$	1,528,955

Accounts payable	$	34	$	54,286	$	--	$	54,320
Accrued interest, compensation and other		7,021		42,269		--		49,290
Current portion of long-term debt		--		74		--		74

Total current liabilities		7,055		96,629		--		103,684
Long-term debt		650,268		2,117		--		652,385
Long-term intercompany payables		18,745		286,462		(305,207)		--
Deferred income taxes		--		97,080		(97,080)		--
Other credits		47,741		37,482		--		85,223
Shareholders’ equity		687,663		953,116		(953,116)		687,663

Total liabilities and shareholders’ equity	$	1,411,472	$	1,472,886	$	(1,355,403)	$	1,528,955

Condensed consolidating balance sheet at May 31, 2011

Cash and cash equivalents	$	113,898	$	2,534	$	--	$	116,432
Receivables – net		--		85,817		--		85,817
Inventories		--		140,646		--		140,646
Deferred income taxes and prepaid expenses		77		21,963		--		22,040

Total current assets		113,975		250,960		--		364,935
Property, plant and equipment – net		--		1,155,421		--		1,155,421
Goodwill		--		1,715		--		1,715
Real estate and investments		677		6,072		--		6,749
Deferred income taxes and other charges		110,305		6,242		(94,356)		22,191
Investment in subsidiaries		945,039		--		(945,039)		--
Long-term intercompany receivables		264,779		18,751		(283,530)		--

Total assets	$	1,434,775	$	1,439,161	$	(1,322,925)	$	1,551,011

Accounts payable	$	34	$	56,753	$	--	$	56,787
Accrued interest, compensation and other		22,146		36,702		--		58,848
Current portion of long-term debt		--		73		--		73

Total current liabilities		22,180		93,528		--		115,708
Long-term debt		650,268		2,135		--		652,403
Long-term intercompany payables		18,751		264,779		(283,530)		--
Deferred income taxes		--		94,356		(94,356)		--
Other credits		47,994		39,324		--		87,318
Shareholders’ equity		695,582		945,039		(945,039)		695,582

Total liabilities and shareholders’ equity	$	1,434,775	$	1,439,161	$	(1,322,925)	$	1,551,011

In thousands		Texas Industries, Inc.		Guarantor Subsidiaries		Consolidating Adjustments		Consolidated

Condensed consolidating statement of operations for the three months ended August 31, 2011

Net sales	$	--	$	181,740	$	--	$	181,740
Cost of products sold		--		167,915		--		167,915

Gross profit		--		13,825		--		13,825
Selling, general and administrative		1,025		16,779		--		17,804
Interest		17,257		--		(7,797)		9,460
Loss on debt retirements		--		--		--		--
Other income		(13)		(5,859)		--		(5,872)
Intercompany other income		(882)		(6,915)		7,797		--

		17,387		4,005		--		21,392

Income (loss) before the following items		(17,387)		9,820		--		(7,567)
Income taxes (benefit)		(2,130)		1,983		--		(147)

		(15,257)		7,837		--		(7,420)
Equity in earnings (loss) of subsidiaries		7,837		--		(7,837)		--

Net income (loss)	$	(7,420)	$	7,837	$	(7,837)	$	(7,420)

Condensed consolidating statement of operations for the three months ended August 31, 2010

Net sales	$	--	$	172,122	$	--	$	172,122
Cost of products sold		--		156,014		--		156,014

Gross profit		--		16,108		--		16,108
Selling, general and administrative		660		15,481		--		16,141
Interest		14,365		928		(882)		14,411
Loss on debt retirements		29,006		--		--		29,006
Other income		(43)		(4,847)		--		(4,890)
Intercompany other income		(882)		--		882		--

		43,106		11,562		--		54,668

Income (loss) before the following items		(43,106)		4,546		--		(38,560)
Income taxes (benefit)		(16,160)		1,292		--		(14,868)

		(26,946)		3,254		--		(23,692)
Equity in earnings (loss) of subsidiaries		3,254		--		(3,254)		--

Net income (loss)	$	(23,692)	$	3,254	$	(3,254)	$	(23,692)

In thousands		Texas Industries, Inc.		Guarantor Subsidiaries		Consolidating Adjustments		Consolidated

Condensed consolidating statement of cash flows for the three months ended August 31, 2011

Net cash provided (used) by operating activities	$	(30,424)	$	23,059	$	--	$	(7,365)

Investing activities
Capital expenditures – expansions		--		(25,221)		--		(25,221)
Capital expenditures – other		--		(20,367)		--		(20,367)
Proceeds from asset disposals		--		863		--		863
Investments in life insurance contracts		--		--		--		--
Other – net		--		(82)		--		(82)

Net cash provided (used) by investing activities		--		(44,807)		--		(44,807)

Financing activities
Long-term borrowings		--		--		--		--
Debt retirements		--		(18)		--		(18)
Debt issuance costs		(1,629)		--		--		(1,629)
Stock option exercises		78		--		--		78
Common dividends paid		(2,091)		--		--		(2,091)
Net intercompany financing activities		(21,689)		21,689		--		--

Net cash provided (used) by financing activities		(25,331)		21,671		--		(3,660)

Increase (decrease) in cash and cash equivalents		(55,755)		(77)		--		(55,832)

Cash and cash equivalents at beginning of period		113,898		2,534		--		116,432

Cash and cash equivalents at end of period	$	58,143	$	2,457	$	--	$	60,600

Condensed consolidating statement of cash flows for the three months ended August 31, 2010

Net cash provided (used) by operating activities	$	(21,913)	$	20,568	$	--	$	(1,345)
Investing activities
Capital expenditures – expansions		--		(1,374)		--		(1,374)
Capital expenditures – other		--		(1,782)		--		(1,782)
Proceeds from asset disposals		--		3,209		--		3,209
Investments in life insurance contracts		327		--		--		327
Other – net		--		292		--		292

Net cash provided (used) by investing activities		327		345		--		672

Financing activities
Long-term borrowings		650,000		--		--		650,000
Debt retirements		(547,652)		(84)		--		(547,736)
Debt issuance costs		(12,250)		--		--		(12,250)
Stock option exercises		225		--		--		225
Common dividends paid		(2,085)		--		--		(2,085)
Net intercompany financing activities		22,528		(22,528)		--		--

Net cash provided (used) by financing activities		110,766		(22,612)		--		88,154

Increase (decrease) in cash and cash equivalents		89,180		(1,699)		--		87,481

Cash and cash equivalents at beginning of period		72,492		2,454		--		74,946

Cash and cash equivalents at end of period	$	161,672	$	755	$	--	$	162,427

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Texas Industries, Inc.

We have reviewed the accompanying consolidated balance sheet of Texas Industries, Inc. and subsidiaries (the Company) as of August 31, 2011, and the related consolidated statements of operations and cash flows for the three-month periods ended August 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of May 31, 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended [not presented herein], and in our report dated July 15, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of May 31, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Fort Worth, Texas

September 30, 2011

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

During the three-month period ended August 31, 2011, construction activity remained at low levels in both our California and Texas market areas. We have continued to focus on cost reduction, management of our cash position and management of production levels, which we believe has had a significant positive impact on our operating results.

In April 2011 we entered into an asset exchange transaction in which we acquired the ready-mix operations of Transit Mix Concrete and Materials Company, a subsidiary of Trinity Industries, Inc., that serve the central Texas market from north of San Antonio to Hillsboro, Texas. In exchange for the ready-mix facilities, we transferred to Trinity Materials, Inc., also a subsidiary of Trinity Industries, Inc., our aggregate operations at the Anacoco sand and gravel plant, which serves the southwest Louisiana and southeast Texas markets, and the Paradise and Beckett sand and gravel plants, which both serve the north Texas market. In July 2011 we entered into an asset exchange transaction in which we acquired the ready-mix and aggregate operations of CEMEX USA that serve the Austin, Texas metropolitan market. In exchange for the three ready-mix plants and one sand and gravel plant, we transferred to CEMEX USA certain of our ready-mix operations in Houston, Texas. With the completion of this transaction we have exited the Houston, Texas ready-mix market. The operating results of the acquired ready-mix and sand and gravel operations are reported in our consumer products and aggregate segments, respectively.

Consolidated sales for the three-month period ended August 31, 2011 were $181.7 million, an increase of $9.6 million from the prior year period. Consolidated cost of products sold for the three-month period ended August 31, 2011 was $167.9 million, an increase of $11.9 million from the prior year period. Sales increased $6.6 million and cost of products sold increased $6.6 million due to the net effect of the exchanges of ready-mix concrete and aggregate operating assets completed in April and July 2011. Sales increased $3.0 million, excluding the effect of the exchanges, primarily due to higher cement sales prices and shipments offset in part by lower aggregate and ready-mix concrete sales prices and shipments. Cost of products sold, excluding the effect of the asset exchanges, increased $5.3 million primarily due to higher cement shipments. Consolidated gross profit for the three-month periods ended August 31, 2011 and August 31, 2010 was $13.8 million and $16.1 million, respectively.

Consolidated selling, general and administrative expense for the three-month period ended August 31, 2011 was $17.8 million, an increase of $1.7 million from the prior year period primarily due to $1.2 million higher provisions for insurance claims and $0.3 million higher stock-based compensation expense.

Consolidated other income for the three-month period ended August 31, 2011 was $5.9 million, an increase of $1.0 million from the prior year period. The July 2011 asset exchange resulted in the recognition of a gain of $2.1 million in the three-month period ended August 31, 2011. Sales of emission credits associated with our Crestmore cement plant in Riverside, California resulted in gains of $2.5 million and $1.7 million in the three-month periods ended August 31, 2011 and August 31, 2010, respectively. These gains were offset in part by $1.3 million lower gains from routine sales of surplus operating assets and $0.3 million lower oil and gas royalties and lease bonus payments.

Total segment operating profit for the three-month periods ended August 31, 2011 and August 31, 2010 was $8.1 million and $9.8 million, respectively. The following is a summary of operating results for our business segments and certain other information related to our principal products and non-operating income and expenses.

Cement Operations

	Three months ended August 31,
In thousands except per unit	2011	2010

Operating Results
Cement sales	$75,978	$67,690
Other sales and delivery fees	9,659	8,692

Total segment sales	85,637	76,382
Cost of products sold	78,232	70,063

Gross profit	7,405	6,319
Selling, general and administrative	(4,078)	(4,793)
Other income	3,190	2,438

Operating Profit	$6,517	$3,964

Cement
Shipments (tons)	969	873
Prices ($/ton)	$78.41	$77.59
Cost of sales ($/ton)	$71.77	$71.23

Cement operating profit for the three-month periods ended August 31, 2011 and August 31, 2010 was $6.5 million and $4.0 million, respectively. Construction activity remained at low levels in both our Texas and California market areas during the periods.

Total segment sales for the three-month period ended August 31, 2011 were $85.6 million compared to $76.4 million for the prior year period. Cement sales increased $8.3 million from the prior year period. Our Texas market area accounted for approximately 67% of cement sales in the current period compared to 70% of cement sales in the prior year period. Average cement prices were comparable to the prior year period in our Texas market area and increased 3% in our California market area. Shipments increased 8% in our Texas market area and 17% in our California market area.

Cost of products sold for the three-month period ended August 31, 2011 increased $8.2 million from the prior year period primarily due to higher shipments and a 1% increase in cement unit costs.

Selling, general and administrative expense for the three-month period ended August 31, 2011 decreased $0.7 million from the prior year period primarily due to lower provisions for bad debts and legal and other professional expenses.

Other income for the three-month period ended August 31, 2011 increased $0.8 million from the prior year period. Sales of emission credits associated with our Crestmore cement plant in Riverside, California resulted in gains of $2.5 million and $1.7 million in the three-month periods ended August 31, 2011 and August 31, 2010, respectively.

Aggregate Operations

	Three months ended August 31,
In thousands except per unit	2011	2010

Operating Results
Stone, sand and gravel sales	$22,200	$26,593
Expanded shale and clay sales and delivery fees	22,901	23,377

Total segment sales	45,101	49,970
Cost of products sold	38,508	43,410

Gross profit	6,593	6,560
Selling, general and administrative	(2,950)	(3,059)
Other income	272	1,633

Operating Profit	$3,915	$5,134

Stone, sand and gravel
Shipments (tons)	3,143	3,584
Prices ($/ton)	$7.06	$7.42
Cost of sales ($/ton)	$6.22	$6.45

Aggregate operating profit for the three-month periods ended August 31, 2011 and August 31, 2010 was $3.9 million and $5.1 million, respectively.

Total segment sales for the three-month period ended August 31, 2011 were $45.1 million compared to $50.0 million for the prior year period. Stone, sand and gravel sales decreased $4.4 million from the prior year period. The effect of the disposition of aggregate operating assets through the asset exchange transaction completed in April 2011 decreased sales $2.3 million, shipments 7% and average prices 2% from the prior year period. Stone, sand and gravel sales from current operations decreased $2.1 million from the prior year period on 5% lower shipments and 3% lower average prices.

Cost of products sold for the three-month period ended August 31, 2011 decreased $4.9 million from the prior year period primarily due to lower stone, sand and gravel shipments. Stone, sand and gravel unit costs decreased 4% from the prior year period primarily due to the effect of the disposition of aggregate operating assets through the asset exchange transaction completed in April 2011.

Selling, general and administrative expense for the three-month period ended August 31, 2011 decreased $0.1 million from the prior year period primarily due to lower provisions for bad debts.

Other income for the three-month period ended August 31, 2011 decreased $1.4 million from the prior year period primarily due to lower gains from routine sales of surplus operating assets.

Consumer Products Operations

	Three months ended August 31,
In thousands except per unit	2011	2010

Operating Results
Ready-mix concrete sales	$56,228	$52,106
Package products sales and delivery fees	14,796	14,372

Total segment sales	71,024	66,478
Cost of products sold	71,197	63,249

Gross profit (loss)	(173)	3,229
Selling, general and administrative	(4,374)	(2,676)
Other income	2,207	198

Operating Profit (Loss)	$(2,340)	$751

Ready-mix concrete
Shipments (cubic yards)	741	669
Prices ($/cubic yard)	$75.93	$77.83
Cost of sales ($/cubic yard)	$78.91	$76.20

Consumer products operating loss for the three-month period ended August 31, 2011 was $2.3 million. Consumer products operating profit for the three-month period ended August 31, 2010 was $0.8 million. Reduced margins due to lower sales prices increased operating loss from the prior year period.

Total segment sales for the three-month period ended August 31, 2011 were $71.0 million compared to $66.5 million for the prior year period. Ready-mix concrete sales increased $4.1 million from the prior year. Sales increased $8.9 million and shipments increased 18% due to the net effect of the acquisition of the ready-mix operations through the asset exchange transactions completed in April and July 2011. Ready-mix concrete sales excluding the net effect of the acquisitions decreased $4.8 million from the prior year period on 7% lower shipments and 2% lower average prices.

Cost of products sold for the three-month period ended August 31, 2011 increased $7.9 million from the prior year period. Cost of products sold increased $9.0 million due to the net effect of the acquisition of the ready-mix operations through the asset exchange transactions completed in April and July 2011. Cost of products sold excluding the net effect of the acquisitions decreased $1.1 million primarily due to lower ready-mix concrete shipments. Ready-mix concrete unit costs increased 4% from the prior year period primarily due to higher diesel costs and the effect of lower shipments.

Selling, general and administrative expense for the three-month period ended August 31, 2011 increased $1.7 million from the prior year period primarily due to higher provisions for bad debts and insurance claims.

Other income for the three-month period ended August 31, 2011 increased $2.0 million from the prior year period primarily due to the recognition of a gain of $2.1 million as a result of the disposition of ready-mix operations in Houston, Texas through the asset exchange transaction completed in July 2011.

Corporate

	Three months ended August 31,
In thousands	2011	2010

Other income	$203	$621
Selling, general and administrative	(6,402)	(5,613)

	$(6,199)	$(4,992)

Other income for the three-month period ended August 31, 2011 decreased $0.4 million from the prior year period primarily due to lower oil and gas royalty payments.

Selling, general and administrative expense for the three-month period ended August 31, 2011 increased $0.8 million from the prior year period primarily due to higher retirement plan and stock-based compensation expenses.

Interest

Interest expense incurred for the three-month period ended August 31, 2011 was $17.3 million, of which $7.8 million was capitalized in connection with our Hunter, Texas cement plant expansion project and $9.5 million was expensed. Interest expense incurred for the three-month period ended August 31, 2010 was $14.4 million, all of which was expensed.

Interest expense incurred for the three-month period ended August 31, 2011 increased $2.9 million from the prior year period primarily as a result of higher average outstanding debt at higher interest rates due to the August 2010 refinancing of our senior notes.

Interest expense to be capitalized in connection with our Hunter, Texas cement plant expansion project during the remainder of our current fiscal year is currently estimated at approximately $27 million.

Loss on Debt Retirements

On July 27, 2010, we commenced a cash tender offer for all of the outstanding $550 million aggregate principal amount of our 7.25% senior notes due 2013 and a solicitation of consents to amend the indenture governing the 7.25% notes. Pursuant to the tender offer and consent solicitation, we purchased $536.6 million aggregate principal amount of the 7.25% notes, and paid an aggregate of $547.7 million in purchase price and consent fees. On September 9, 2010, we redeemed the remaining $13.4 million aggregate principal amount of the 7.25% notes at a price of 101.813% of the principal amount thereof, plus accrued and unpaid interest on the 7.25% notes to the redemption date. We used the net proceeds from the issuance and sale of $650 million aggregate principal amount of our 9.25% senior notes to pay the purchase or redemption price of the 7.25% notes and the consent fees and to increase working capital. As of August 31, 2010, we recognized a loss on debt retirement of $29.0 million representing $11.1 million in consent fees, redemption price premium and transaction costs and a write-off of $17.9 million of unamortized debt discount and original issuance costs associated with the 7.25% notes.

Income Taxes

Income taxes for the interim periods ended August 31, 2011 and August 31, 2010 have been included in the accompanying financial statements on the basis of an estimated annual rate. The tax rate differs from the 35% federal statutory corporate rate primarily due to percentage depletion that is tax deductible, state income taxes and valuation allowances against deferred tax assets. The estimated annualized rate does not include the tax impact of the loss on debt retirements which was recognized as a discrete item in the three-month period ended August 31, 2010. The estimated annualized rate excluding this charge is 1.8% for fiscal year 2012 compared to 40.6% for fiscal year 2011. We received income tax refunds of less than $0.1 million and made no income tax payments in the three-month period ended August 31, 2011. We received income tax refunds and made income tax payments of less than $0.1 million in the three-month period ended August 31, 2010.

Net deferred tax assets totaled $15.1 million at August 31, 2011 and $15.0 million at May 31, 2011, of which $13.0 million at August 31, 2011 and $12.3 million at May 31, 2011 were classified as current. Management reviews our deferred tax position and in particular our deferred tax assets whenever circumstances indicate that the assets may not be realized in the future and would record a valuation allowance unless such deferred tax assets were deemed more likely than not to be recoverable. The ultimate realization of these deferred tax assets depends upon various factors including the generation of taxable income during future periods. The Company’s deferred tax assets exceeded deferred tax liabilities as of August 31, 2011 primarily as a result of the recent losses. Management has concluded that the sources of taxable income we are permitted to consider do not assure the realization of the entire amount of the increase in our net deferred tax assets expected during the year. Accordingly, a valuation allowance is required due to the uncertainty of realizing the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

In addition to cash and cash equivalents of $60.6 million at August 31, 2011, our sources of liquidity include cash from operations and borrowings available under our senior secured revolving credit facility.

Senior Secured Revolving Credit Facility. On August 25, 2011, we amended and restated our credit agreement and the associated security agreement. The credit agreement continues to provide for a $200 million senior secured revolving credit facility with a $50 million sub-limit for letters of credit and a $15 million sub-limit for swing line loans. The credit facility matures on August 25, 2016. Amounts drawn under the credit facility bear annual interest either at the LIBOR rate plus a margin of 2.0% to 2.75% or at a base rate plus a margin of 1.0% to 1.75%. The base rate is the higher of the federal funds rate plus 0.5%, the prime rate established by Bank of America, N.A. or the one-month LIBOR rate plus 1.0%. The interest rate margins are determined based on the Company’s fixed charge coverage ratio. The commitment fee calculated on the unused portion of the credit facility ranges from 0.375% to 0.50% per year based on the Company’s average daily loan balance. We may terminate the credit facility at any time.

The amount that can be borrowed under the credit facility is limited to an amount called the borrowing base. The borrowing base may be less than the $200 million stated principal amount of the credit facility. The borrowing base is calculated based on the value of our accounts receivable, inventory and mobile equipment in which the lenders have a security interest. In addition, by mortgaging tracts of its real property to the lenders, the Company may increase the borrowing base by an amount beginning at $20 million and declining to $10.7 million at the maturity of the credit facility.

The borrowing base under the agreement was $151.6 million as of August 31, 2011. We are not required to maintain any financial ratios or covenants unless an event of default occurs or the unused portion of the borrowing base is less than $25 million, in which case we must maintain a fixed charge coverage ratio of at least 1.0 to 1.0. At August 31, 2011, our fixed charge coverage ratio was (.43) to 1.0. Given this ratio, we may use only $126.6 million of the borrowing base as of such date. No borrowings were outstanding at August 31, 2011; however, $22.1 million of the borrowing base was used to support letters of credit. As a result, the maximum amount we could borrow as of August 31, 2011 was $104.5 million.

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

The credit agreement contains a number of covenants restricting, among other things, prepayment or redemption of our senior notes, distributions and dividends on and repurchases of our capital stock, acquisitions and investments, indebtedness, liens and affiliate transactions. We are permitted to pay cash dividends on our common stock as long as the credit facility is not in default, the fixed charge coverage ratio is greater than 1.0 to 1.0 and borrowing availability under the borrowing base is more than $40 million. When our fixed charge coverage ratio is less than 1.0 to 1.0, we are permitted to pay cash dividends on our common stock not to exceed $2.5 million in any single instance (which shall not occur more than four times in any calendar year) or $10 million in the aggregate during any calendar year as long as the credit facility is not in default and borrowing availability is more than the greater of $60 million or 30% of the aggregate commitments of all lenders. For this purpose, borrowing availability is equal to the borrowing base less the amount of outstanding borrowings less the amount used to support letters of credit. We were in compliance with all of our loan covenants as of August 31, 2011.

9.25% Senior Notes. On August 10, 2010, we sold $650 million aggregate principal amount of our 9.25% senior notes due 2020 at an offering price of 100%. The notes were issued under an indenture dated as of August 10, 2010. The net proceeds were used to purchase or redeem all of our outstanding 7.25% senior notes due 2013, with additional proceeds available for general corporate purposes.

At August 31, 2011, we had $650 million aggregate principal amount of 9.25% senior notes outstanding. Under the indenture, at any time on or prior to August 15, 2015, we may redeem the notes at a redemption price equal to the sum of the principal amount thereof, plus accrued interest and a make-whole premium. On and after August 15, 2015, we may redeem all or a part of the notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest if redeemed during the twelve-month period beginning on August 15 of the years indicated below:

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

All of our consolidated subsidiaries have unconditionally guaranteed the 9.25% senior notes. The indenture governing the notes contains affirmative and negative covenants that, among other things, limit our and our subsidiaries’ ability to pay dividends on or redeem or repurchase stock, make certain investments, incur additional debt or sell preferred stock, create liens, restrict dividend payments or other payments from subsidiaries to the Company, engage in consolidations and mergers or sell or transfer assets, engage in sale and leaseback transactions, engage in transactions with affiliates, and sell stock in our subsidiaries. We are not required to maintain any affirmative financial ratios or covenants. We were in compliance with all of our covenants as of August 31, 2011.

Contractual Obligations. As of August 31, 2011, there have been no material changes to our material contractual obligations described in our Annual Report on Form 10-K for the year ended May 31, 2011.

During October 2007, we commenced construction on a project to expand our Hunter, Texas cement plant. In May 2009 we temporarily halted construction on the project because we believed that economic and market conditions made it unlikely that cement demand levels in Texas at that time would permit the new kiln to operate profitably if the project was completed as originally scheduled. We resumed construction in October 2010. The total capital cost of the project is expected to be between $365 million and $375 million, excluding capitalized interest, and commissioning is expected to begin within 24 months of the restart of construction. As of August 31, 2011, we have incurred approximately $321.6 million, excluding capitalized interest of approximately $42.8 million related to the project, of which $313.5 million has been paid.

For the next year, we expect cash and cash equivalents, cash from operations and available borrowings under our senior secured revolving credit facility to be sufficient to provide funds for capital expenditure commitments currently estimated at $35 million to $45 million, capital expenditures for the Hunter plant expansion, scheduled debt payments, working capital needs and other general corporate purposes.

Cash Flows

Net cash used by operating activities for the three-month periods ended August 31, 2011 and August 31, 2010 was $7.4 million and $1.3 million, respectively. The decrease was primarily the result of lower income from operations and changes in working capital items.

Net cash used by investing activities for the three-month period ended August 31, 2011 was $44.8 million. Net cash provided by investing activities for the three-month period ended August 31, 2010 was $0.7 million.

Capital expenditures incurred in connection with the expansion of our Hunter, Texas cement plant were $25.2 million and $1.4 million in the three-month periods ended August 31, 2011 and August 31, 2010, respectively, of which $15.5 million was capitalized interest paid in the three-month period ended August 31, 2011. Capital expenditures for normal replacement and upgrades of existing equipment and acquisitions to sustain our existing operations were $20.4 million and $1.8 million in the three-month periods ended August 31, 2011 and August 31, 2010, respectively, of which $18.0 million was incurred to acquire aggregate reserves in the three-month period ended August 31, 2011.

Net cash used by financing activities for the three-month period ended August 31, 2011 was $3.7 million. Net cash provided by financing activities for the three-month period ended August 31, 2010 was $88.2 million.

On July 27, 2010, we commenced a cash tender offer for all of the outstanding $550 million aggregate principal amount of our 7.25% senior notes due 2013 and a solicitation of consents to amend the indenture governing the 7.25% notes. Pursuant to the tender offer and consent solicitation, we purchased $536.6 million aggregate principal amount of the 7.25% notes, and paid an aggregate of $547.7 million in purchase price and consent fees. On September 9, 2010, we redeemed the remaining $13.4 million aggregate principal amount of the 7.25% notes at a price of 101.813% of the principal amount thereof, plus accrued and unpaid interest on the 7.25% notes to the redemption date. We used the net proceeds from the issuance and sale of $650 million aggregate principal amount of our 9.25% senior notes to pay the purchase or redemption price of the 7.25% notes and the consent fees and to increase working capital. As of August 31, 2010, we recognized a loss on debt retirement of $29.0 million representing $11.1 million in consent fees, redemption price premium and transaction costs and a write-off of $17.9 million of unamortized debt discount and original issuance costs associated with the 7.25% notes.

Dividends paid on our common stock were $2.1 million in each of the three-month periods ended August 31, 2011 and August 31, 2010.

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

The estimated fair value of each class of financial instrument as of August 31, 2011 and May 31, 2011 approximates its carrying value except for long-term debt having fixed interest rates. The fair value of our long-term debt is estimated based on broker/dealer quoted market prices. As of August 31, 2011, the fair value of our long-term debt, including the current portion, was approximately $590.7 million compared to the carrying amount of $652.5 million. As of May 31, 2011, the fair value of our long-term debt, including the current portion, was approximately $691.5 million compared to the carrying amount of $652.5 million.

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

Critical Accounting Policies

The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Changes in the facts and circumstances could have a significant impact on the resulting financial statements. The critical accounting policies that affect the more complex judgments and estimates are described in our Annual Report on Form 10-K for the year ended May 31, 2011.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of August 31, 2011.

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

Item 6. Exhibits

The following exhibits are included herein:

3.1	Composite Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed on July 21, 2010)

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on January 14, 2010)

3.3	Amended and Restated Certificate of Designations of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 1, 2006)

4.1	Form of the Company’s 9 1/4% Senior Note due 2020 and Notation of Guarantee (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed on August 11, 2010)

4.2	Registration Rights Agreement, dated as of August 10, 2010, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on August 11, 2010)

4.3	Indenture, dated as of August 10, 2010, among the Company, the Guarantors and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 11, 2010)

10.1	Purchase Agreement, dated July 27, 2010, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 2, 2010)

10.2	Third Amended and Restated Credit Agreement, dated as of August 25, 2011, among the Company, Bank of America, N.A., as Administrative Agent, Lead Collateral Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as L/C Issuer, Wells Fargo Capital Finance, LLC, as Co-Collateral Agent, General Electric Capital Corporation, as Co-Collateral Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 31, 2011)

10.3	Amended and Restated Security Agreement, dated June 19, 2009, among the Company, the Guarantors and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.4	First Amendment to Amended and Restated Security Agreement, dated as of August 25, 2011, among the Company, the Subsidiary Guarantors and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 31, 2011)

10.7	Separation and Distribution Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on July 8, 2005)

10.8	Amendment No. 1 to Separation and Distribution Agreement dated as of July 27, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 1, 2005)

10.9	Tax Sharing and Indemnification Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on July 8, 2005)

10.10	Employment Agreement of Mel G. Brekhus dated as of April 14, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 16, 2010)

10.11	Texas Industries, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed on May 19, 1994)

10.12	Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.13	Form of Stock Option Agreement under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 25, 2006)

10.14	Form of Non-Employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 16, 2009)

10.15	TXI Annual Incentive Plans-Fiscal Year 2012 (incorporated by reference to exhibit 10.15 to Annual Report on Form 10-K filed on July 15, 2011)

10.16	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2012 (incorporated by reference to exhibit 10.17 to Annual Report on Form 10-K filed on July 17, 2009)

10.17	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2013 (incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K filed on July 21, 2010)

10.18	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2014 (incorporated by reference to exhibit 10.18 to Annual Report on Form 10-K filed on July 15, 2011)

10.19	Master Performance-Based Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement filed on August 25, 2006)

10.20	Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on August 12, 2005)

10.21	Form of SAR Agreement for Non-Employee Directors under Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on August 12, 2005)

10.22	Form of Amendment No. 1 to SAR Agreement for Non-Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on April 25, 2006)

10.23	SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan between Texas Industries, Inc. and Mel G. Brekhus, dated June 1, 2004 (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on July 25, 2006)

10.24	Amendment No. 1 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, by and between Texas Industries, Inc. and Mel G. Brekhus dated April 24, 2006 (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K filed on July 25, 2006)

10.25	Contract, dated September 27, 2005, between Riverside Cement Company and Oro Grande Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 30, 2005)

10.26	Deferred Compensation Plan for Directors of Texas Industries, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 24, 2006)

10.27	Form of 2005 Executive Financial Security Plan (Annuity Formula), as amended (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.28	Form of 2005 Executive Financial Security Plan (Lump Sum Formula), as amended (incorporated by reference to Exhibit 10.27 to Quarterly Report Form 10-Q filed on January 7, 2010)

10.29	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on April 25, 2006)

10.30	Amendment No. 2 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, between Texas Industries, Inc. and Mel G. Brekhus dated July 11, 2007 (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed on July 13, 2007)

10.31	Contract, signed September 21, 2007, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed on September 27, 2007, noting that portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.32	Contract Amendment No. 1, executed August 17, 2009, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 21, 2009)

10.33	Standstill Agreement dated July 16, 2010 among the Company, NNS Holding and Mr. Nassef Sawiris (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 20, 2010)

12.1	Computation of Ratios of Earnings to Fixed Charges

15.1	Letter re unaudited Interim Financial Information

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

99.1	Mine Safety Disclosure Exhibit

101	The following financial information from Texas Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of August 31, 2011 and May 31, 2011, (ii) Consolidated Statements of Operations for the three months ended August 31, 2011 and August 31, 2010, (iii) Consolidated Statements of Cash Flows for the three months ended August 31, 2011 and August 31, 2010, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS INDUSTRIES, INC.

September 30, 2011	/s/ Kenneth R. Allen
Kenneth R. Allen
Vice President – Finance and Chief Financial Officer
(Principal Financial Officer)

September 30, 2011	/s/ T. Lesley Vines
T. Lesley Vines
Vice President – Corporate Controller and Treasurer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number

3.1	Composite Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed on July 21, 2010)

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on January 14, 2010)

3.3	Amended and Restated Certificate of Designations of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 1, 2006)

4.1	Form of the Company’s 9 1/4% Senior Note due 2020 and Notation of Guarantee (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed on August 11, 2010)

4.2	Registration Rights Agreement, dated as of August 10, 2010, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on August 11, 2010)

4.3	Indenture, dated as of August 10, 2010, among the Company, the Guarantors and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 11, 2010)

10.1	Purchase Agreement, dated July 27, 2010, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 2, 2010)

10.2	Third Amended and Restated Credit Agreement, dated as of August 25, 2011, among the Company, Bank of America, N.A., as Administrative Agent, Lead Collateral Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as L/C Issuer, Wells Fargo Capital Finance, LLC, as Co-Collateral Agent, General Electric Capital Corporation, as Co-Collateral Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 31, 2011)

10.3	Amended and Restated Security Agreement, dated June 19, 2009, among the Company, the Guarantors and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.4	First Amendment to Amended and Restated Security Agreement, dated as of August 25, 2011, among the Company, the Subsidiary Guarantors and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 31, 2011)

10.7	Separation and Distribution Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on July 8, 2005)

10.8	Amendment No. 1 to Separation and Distribution Agreement dated as of July 27, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 1, 2005)

10.9	Tax Sharing and Indemnification Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on July 8, 2005)

10.10	Employment Agreement of Mel G. Brekhus dated as of April 14, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 16, 2010)

10.11	Texas Industries, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed on May 19, 1994)

10.12	Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed on January 5, 2007)

Index to Exhibits-(Continued)

Exhibit Number

10.13	Form of Stock Option Agreement under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 25, 2006)

10.14	Form of Non-Employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 16, 2009)

10.15	TXI Annual Incentive Plans-Fiscal Year 2012 (incorporated by reference to exhibit 10.15 to Annual Report on Form 10-K filed on July 15, 2011)

10.16	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2012 (incorporated by reference to exhibit 10.17 to Annual Report on Form 10-K filed on July 17, 2009)

10.17	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2013 (incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K filed on July 21, 2010)

10.18	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2014 (incorporated by reference to exhibit 10.18 to Annual Report on Form 10-K filed on July 15, 2011)

10.19	Master Performance-Based Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement filed on August 25, 2006)

10.20	Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on August 12, 2005)

10.21	Form of SAR Agreement for Non-Employee Directors under Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on August 12, 2005)

10.22	Form of Amendment No. 1 to SAR Agreement for Non-Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on April 25, 2006)

10.23	SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan between Texas Industries, Inc. and Mel G. Brekhus, dated June 1, 2004 (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on July 25, 2006)

10.24	Amendment No. 1 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, by and between Texas Industries, Inc. and Mel G. Brekhus dated April 24, 2006 (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K filed on July 25, 2006)

10.25	Contract, dated September 27, 2005, between Riverside Cement Company and Oro Grande Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 30, 2005)

10.26	Deferred Compensation Plan for Directors of Texas Industries, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 24, 2006)

10.27	Form of 2005 Executive Financial Security Plan (Annuity Formula), as amended (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.28	Form of 2005 Executive Financial Security Plan (Lump Sum Formula), as amended (incorporated by reference to Exhibit 10.27 to Quarterly Report Form 10-Q filed on January 7, 2010)

10.29	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on April 25, 2006)

Index to Exhibits-(Continued)

Exhibit Number

10.30	Amendment No. 2 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, between Texas Industries, Inc. and Mel G. Brekhus dated July 11, 2007 (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed on July 13, 2007)

10.31	Contract, signed September 21, 2007, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed on September 27, 2007, noting that portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.32	Contract Amendment No. 1, executed August 17, 2009, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 21, 2009)

10.33	Standstill Agreement dated July 16, 2010 among the Company, NNS Holding and Mr. Nassef Sawiris (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 20, 2010)

12.1	Computation of Ratios of Earnings to Fixed Charges

15.1	Letter re unaudited Interim Financial Information

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

99.1	Mine Safety Disclosure Exhibit

101	The following financial information from Texas Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of August 31, 2011 and May 31, 2011, (ii) Consolidated Statements of Operations for the three months ended August 31, 2011 and August 31, 2010, (iii) Consolidated Statements of Cash Flows for the three months ended August 31, 2011 and August 31, 2010, and (iv) the Notes to Consolidated Financial Statements.