Form 10-Q
period 2011-11-30
TEXAS INDUSTRIES INC
filed 2012-01-06
CIK 97472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

    Yes   [    ]     No  [X]

There were 27,906,265 shares of the Registrant’s Common Stock, $1.00 par value, outstanding as of January 3, 2012.

INDEX

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	(Unaudited) November 30,	May 31,
In thousands	2011	2011

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$67,462	$116,432
Receivables – net	82,378	85,817
Inventories	128,154	140,646
Deferred income taxes and prepaid expenses	20,529	22,040

TOTAL CURRENT ASSETS	298,523	364,935

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	180,090	158,232
Buildings	57,330	59,320
Machinery and equipment	1,215,341	1,222,560
Construction in progress	400,275	357,638

	1,853,036	1,797,750
Less depreciation and depletion	662,186	642,329

	1,190,850	1,155,421

OTHER ASSETS
Goodwill	1,715	1,715
Real estate and investments	11,472	6,749
Deferred income taxes and other charges	22,481	22,191

	35,668	30,655

	$1,525,041	$1,551,011

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$57,389	$56,787
Accrued interest, compensation and other	63,829	58,848
Current portion of long-term debt	499	73

TOTAL CURRENT LIABILITIES	121,717	115,708

LONG-TERM DEBT	654,138	652,403

OTHER CREDITS	80,919	87,318

SHAREHOLDERS’ EQUITY
Common stock, $1 par value; authorized 100,000 shares; issued and outstanding 27,894 and 27,887 shares, respectively	27,894	27,887
Additional paid-in capital	484,453	481,706
Retained earnings	168,203	198,751
Accumulated other comprehensive loss	(12,283)	(12,762)

	668,267	695,582

	$1,525,041	$1,551,011

See notes to consolidated financial statements.

(Unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

		Three months ended November 30,				Six months ended November 30,
In thousands except per share		2011		2010		2011		2010

NET SALES	$	156,071	$	148,111	$	337,811	$	320,233

Cost of products sold		153,325		136,044		321,240		292,058

GROSS PROFIT		2,746		12,067		16,571		28,175

Selling, general and administrative		13,877		18,543		31,681		34,684
Restructuring charges		3,216		--		3,216		--
Interest		8,838		13,886		18,298		28,297
Loss on debt retirements		--		613		--		29,619
Other income		(1,527)		(1,929)		(7,399)		(6,819)

		24,404		31,113		45,796		85,781

LOSS BEFORE INCOME TAXES		(21,658)		(19,046)		(29,225)		(57,606)

Income tax benefit		(621)		(7,845)		(768)		(22,713)

NET LOSS	$	(21,037)	$	(11,201)	$	(28,457)	$	(34,893)

Net loss per share
Basic	$	(.75)	$	(.40)	$	(1.02)	$	(1.25)
Diluted	$	(.75)	$	(.40)	$	(1.02)	$	(1.25)

Average shares outstanding
Basic		27,882		27,807		27,878		27,797
Diluted		27,882		27,807		27,878		27,797

Cash dividends declared per share	$	--	$	.075	$	.075	$	.15

See notes to consolidated financial statements.

(Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

			Six months ended November 30,
In thousands			2011			2010

OPERATING ACTIVITIES
Net loss	$		(28,457)	$		(34,893)
Adjustments to reconcile net loss to cash provided by operating activities
Depreciation, depletion and amortization			31,385			31,991
Gains on asset disposals			(2,751)			(1,555)
Deferred income tax benefit			(945)			(22,964)
Stock-based compensation expense (credit)			(1,229)			2,288
Loss on debt retirements			--			29,619
Other – net			(5,185)			(2,855)
Changes in operating assets and liabilities
Receivables – net			3,696			16,112
Inventories			12,189			(10,262)
Prepaid expenses			2,854			1,232
Accounts payable and accrued liabilities			930			1,313

Net cash provided by operating activities			12,487			10,026

INVESTING ACTIVITIES
Capital expenditures – expansions			(35,966)			(11,198)
Capital expenditures – other			(26,300)			(12,201)
Proceeds from asset disposals			1,649			3,037
Investments in life insurance contracts			2,989			3,704
Other – net			(128)			(859)

Net cash used by investing activities			(57,756)			(17,517)

FINANCING ACTIVITIES
Long-term borrowings			--			650,000
Debt retirements			(36)			(561,568)
Debt issuance costs			(1,732)			(12,426)
Stock option exercises			158			464
Common dividends paid			(2,091)			(4,172)

Net cash provided (used) by financing activities			(3,701)			72,298

Increase (decrease) in cash and cash equivalents			(48,970)			64,807
Cash and cash equivalents at beginning of period			116,432			74,946

Cash and cash equivalents at end of period		$	67,462		$	139,753

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

1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended November 30, 2011, are not necessarily indicative of the results that may be expected for the year ended May 31, 2012. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Texas Industries, Inc. for the year ended May 31, 2011.

Principles of Consolidation. The consolidated financial statements include the accounts of Texas Industries, Inc. and all subsidiaries except for a joint venture in which the Company has a 40% equity interest. The joint venture is accounted for using the equity method. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Estimates. The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

Fair Value of Financial Instruments. The estimated fair value of each class of financial instrument as of November 30, 2011 and May 31, 2011 approximates its carrying value except for long-term debt having fixed interest rates. The fair value of our long-term debt is estimated based on broker/dealer quoted market prices. As of November 30, 2011, the fair value of our long-term debt, including the current portion, was approximately $550.6 million compared to the carrying amount of $654.6 million. As of May 31, 2011, the fair value of our long-term debt, including the current portion, was approximately $691.5 million compared to the carrying amount of $652.5 million.

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

Goodwill resulting from the acquisition of ready-mix operations in Texas and Louisiana and identified with our consumer products operations has a carrying value of $1.7 million at both November 30, 2011 and May 31, 2011. Based on an impairment test performed as of March 31, 2011, the fair value of the reporting unit exceeds its carrying value, and therefore, no potential impairment was identified.

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

Real Estate and Investments. Surplus real estate and real estate acquired for development of high quality industrial, office or multi-use parks totaled $6.1 million at November 30, 2011 and $6.0 million at May 31, 2011.

Investments include life insurance contracts purchased in connection with certain of our benefit plans. The contracts, recorded at their net cash surrender value, totaled $1.5 million (net of distributions of $94.4 million plus accrued interest and fees) at November 30, 2011 and $0.7 million (net of distributions of $87.7 million plus accrued interest and fees) at May 31, 2011. We can elect to receive distributions chargeable against the cash surrender value of the policies in the form of borrowings or withdrawals or we can elect to surrender the policies and receive their net cash surrender value. Proceeds received from the policies were $6.7 million and $7.2 million in the six-month periods ended November 30, 2011 and November 30, 2010, respectively.

In November 2011 we entered into a joint venture agreement with a ready-mix operator based in Waco, Texas to which we contributed seven of our central Texas ready-mix plants and certain related assets and guaranteed 50%, or $13.0 million, of the joint venture’s debt which matures November 18, 2013. In addition to our 50% guarantee of the joint venture’s debt, 100% of the debt is guaranteed by the other partner and secured by the underlying assets of the joint venture. The joint venture was in compliance with all the terms of the debt as of November 30, 2011. Subject to a final determination of the fair value, our 40% equity interest in the joint venture was recorded at the $3.9 million carrying amount of the assets contributed, and therefore no gain or loss was recognized in the three-month period ended November 30, 2011. Because the assets contributed were recently acquired any future gain or loss is not expected to be significant. The day to day business operations are managed by the 60% partner in the venture. The joint venture will operate a total of nineteen ready-mix and two sand and gravel plants serving the central Texas market. We will continue to supply cement to the joint venture.

Deferred Other Charges. Deferred other charges totaled $20.5 million at November 30, 2011 and $19.5 million at May 31, 2011 and are composed primarily of debt issuance costs that totaled $13.8 million at November 30, 2011 and $13.2 million at May 31, 2011. The costs are amortized over the term of the related debt.

Other Credits. Other credits totaled $80.9 million at November 30, 2011 and $87.3 million at May 31, 2011 and are composed primarily of liabilities related to our retirement plans, deferred compensation agreements and asset retirement obligations.

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

Changes in asset retirement obligations are as follows:

		Six months ended November 30,
In thousands		2011		2010

Balance at beginning of period	$	4,455	$	4,474
Additions		287		9
Accretion expense		89		107
Settlements		(713)		(169)

Balance at end of period	$	4,118	$	4,421

Accumulated Other Comprehensive Loss. Amounts recognized in accumulated other comprehensive loss represent adjustments related to a defined benefit retirement plan and a postretirement health benefit plan covering approximately 600 employees and retirees of our California cement subsidiary. The amounts totaled $12.3 million (net of tax of $7.1 million) at November 30, 2011 and $12.8 million (net of tax of $7.4 million) at May 31, 2011.

Comprehensive income or loss consists of net income or loss and amounts in accumulated other comprehensive loss recognized in the period as components of the net periodic postretirement benefit cost, net of tax. Comprehensive loss for the three-month periods ended November 30, 2011 and November 30, 2010 was $20.8 million and $10.9 million, respectively. Comprehensive loss for the six-month periods ended November 30, 2011 and November 30, 2010 was $28.0 million and $34.3 million, respectively.

Net Sales. Sales are recognized when title has transferred and products are delivered. We include delivery fees in the amount we bill customers to the extent needed to recover our cost of freight and delivery. Net sales are presented as revenues and include these delivery fees.

Other Income. Routine sales of surplus operating assets and real estate resulted in gains of $0.4 million in the three-month period ended November 30, 2011, and gains of $0.7 million and $1.6 million in the six-month periods ended November 30, 2011 and November 30, 2010, respectively. In addition, we have sold emissions credits associated with our Crestmore cement plant in Riverside, California resulting in gains of $2.5 million and $1.7 million in the six-month periods ended November 30, 2011 and November 30, 2010, respectively.

We have entered into various oil and gas lease agreements on property we own in north Texas. The terms of the agreements include the payment of a lease bonus and royalties on any oil and gas produced. Lease bonus payments and royalties on oil and gas produced resulted in income of $0.4 million and $1.3 million in the three-month periods ended November 30, 2011 and November 30, 2010, respectively, and income of $0.8 million and $2.1 million in the six-month periods ended November 30, 2011 and November 30, 2010, respectively. We cannot predict what the level of future royalties, if any, will be.

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

Restructuring Charges. We recorded restructuring charges of $3.2 million in the three-month and six-month periods ended November 30, 2011, of which $1.6 million has been paid. These charges consist primarily of severance and benefit costs associated with various workforce reduction initiatives.

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

Basic and Diluted EPS are calculated as follows:

	Three months ended November 30,		Six months ended November 30,
In thousands except per share	2011	2010	2011	2010

Earnings
Net loss	$(21,037)	$(11,201)	$(28,457)	$(34,893)
Unvested restricted share participation	9	4	14	16

Loss allocated to common shareholders	$(21,028)	$(11,197)	$(28,443)	$(34,877)

Shares
Weighted-average shares outstanding	27,892	27,815	27,890	27,807
Contingently issuable shares	2	2	2	2
Unvested restricted shares	(12)	(10)	(14)	(12)

Basic weighted-average shares	27,882	27,807	27,878	27,797
Stock option, restricted share and award dilution	--	--	--	--

Diluted weighted-average shares (1)	27,882	27,807	27,878	27,797

Net loss per share
Basic	$(.75)	$(.40)	$(1.02)	$(1.25)
Diluted	$(.75)	$(.40)	$(1.02)	$(1.25)

(1) Shares excluded due to antidilutive effect Stock options, restricted shares and awards	1,514	1,246	1,359	1,230

Recently Issued Accounting Guidance. There is no recently issued accounting guidance that we expect will materially impact our financial statements during the current fiscal year.

2. Working Capital

Working capital totaled $176.8 million at November 30, 2011 compared to $249.2 million at May 31, 2011. Selected components of working capital are summarized below.

Receivables consist of:

	November 30,		May 31,
In thousands	2011		2011

Trade notes and accounts receivable	$81,616	$	84,406
Other	762		1,411

	$82,378	$	85,817

Trade notes and accounts receivable are presented net of allowances for doubtful receivables of $3.9 million at November 30, 2011 and $3.9 million at May 31, 2011. Provisions for bad debts charged to expense were $0.2 million and $1.4 million in the six-month periods ended November 30, 2011 and November 30, 2010, respectively. Uncollectible accounts written off totaled $0.2 million and $1.6 million in the six-month periods ended November 30, 2011 and November 30, 2010, respectively.

Inventories consist of:

		November 30,		May 31,
In thousands		2011		2011

Finished products	$	8,384	$	9,627
Work in process		35,579		44,391
Raw materials		12,888		15,215

Total inventories at LIFO cost		56,851		69,233

Finished products		22,445		23,427
Raw materials		114		272
Parts and supplies		48,744		47,714

Total inventories at average cost		71,303		71,413

Total inventories	$	128,154	$	140,646

All inventories are stated at the lower of cost or market. Finished products, work in process and raw material inventories, excluding natural aggregate inventories, are valued using the last-in, first-out (“LIFO”) method. Natural aggregate finished products and raw material inventories and parts and supplies inventories are valued using the average cost method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. If the average cost method (which approximates current replacement cost) had been used for all of these inventories, inventory values would have been higher by $42.9 million at November 30, 2011 and $44.6 million at May 31, 2011.

Accrued interest, compensation and other consist of:

		November 30,		May 31,
In thousands		2011		2011

Interest	$	17,796	$	17,827
Compensation and employee benefits		16,116		13,536
Casualty insurance claims		12,129		15,740
Income taxes		3,814		3,723
Property taxes and other		13,974		8,022

	$	63,829	$	58,848

3. Long-Term Debt

Long-term debt consists of:

		November 30,		May 31,
In thousands		2011		2011

Senior secured revolving credit facility expiring in 2016	$	--	$	--
9.25% Senior notes due 2020 issued August 10, 2010 at par value		650,000		650,000
Other		2,196		--

		652,196		650,000
Capital lease obligations		2,173		2,208
Other contract obligations		268		268

		654,637		652,476
Less current portion		499		73

	$	654,138	$	652,403

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

The borrowing base under the agreement was $137.0 million as of November 30, 2011. We are not required to maintain any financial ratios or covenants unless an event of default occurs or the unused portion of the borrowing base is less than $25 million, in which case we must maintain a fixed charge coverage ratio of at least 1.0 to 1.0. At November 30, 2011, our fixed charge coverage ratio was (.57) to 1.0. Given this ratio, we may use only $112.0 million of the borrowing base as of such date. No borrowings were outstanding at November 30, 2011; however, $25.5 million of the borrowing base was used to support letters of credit. As a result, the maximum amount we could borrow as of November 30, 2011 was $86.5 million.

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

The credit agreement contains a number of covenants restricting, among other things, prepayment or redemption of our senior notes, distributions and dividends on and repurchases of our capital stock, acquisitions and investments, indebtedness, liens and affiliate transactions. We are permitted to pay cash dividends on our common stock as long as the credit facility is not in default, the fixed charge coverage ratio is greater than 1.0 to 1.0 and borrowing availability under the borrowing base is more than $40 million. When our fixed charge coverage ratio is less than 1.0 to 1.0, we are permitted to pay cash dividends on our common stock not to exceed $2.5 million in any single instance (which shall not occur more than four times in any calendar year) or $10 million in the aggregate during any calendar year as long as the credit facility is not in default and borrowing availability is more than the greater of $60 million or 30% of the aggregate commitments of all lenders. For this purpose, borrowing availability is equal to the borrowing base less the amount of outstanding borrowings less the amount used to support letters of credit. We were in compliance with all of our loan covenants as of November 30, 2011.

9.25% Senior Notes. On August 10, 2010, we sold $650 million aggregate principal amount of our 9.25% senior notes due 2020 at an offering price of 100%. The notes were issued under an indenture dated as of August 10, 2010. The net proceeds were used to purchase or redeem all of our outstanding 7.25% senior notes due 2013, with additional proceeds available for general corporate purposes.

At November 30, 2011, we had $650 million aggregate principal amount of 9.25% senior notes outstanding. Under the indenture, at any time on or prior to August 15, 2015, we may redeem the notes at a redemption price equal to the sum of the principal amount thereof, plus accrued interest and a make-whole premium. On and after August 15, 2015, we may redeem all or a part of the notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest if redeemed during the twelve-month period beginning on August 15 of the years indicated below:

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

All of our consolidated subsidiaries have unconditionally guaranteed the 9.25% senior notes. The indenture governing the notes contains affirmative and negative covenants that, among other things, limit our and our subsidiaries’ ability to pay dividends on or redeem or repurchase stock, make certain investments, incur additional debt or sell preferred stock, create liens, restrict dividend payments or other payments from subsidiaries to the Company, engage in consolidations and mergers or sell or transfer assets, engage in sale and leaseback transactions, engage in transactions with affiliates, and sell stock in our subsidiaries. We are not required to maintain any affirmative financial ratios or covenants. We were in compliance with all of our covenants as of November 30, 2011.

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

Other. Principal payments due on long-term debt, excluding capital lease and other contract obligations, during each of the five years subsequent to November 30, 2011 are $0.4 million, $0.4 million, $0.4 million, $0.5 million and $0.5 million. The total amount of interest incurred was $17.1 million and $17.3 million in the three-month periods ended November 30, 2011 and November 30, 2010, respectively, of which $8.3 million and $3.4 million was capitalized. The total amount of interest incurred was $34.4 million and $31.7 million in the six-month periods ended November 30, 2011 and November 30, 2010, respectively, of which $16.1 million and $3.4 million was capitalized. The total amount of interest paid in cash was $35.4 million and $28.6 million in the six-month periods ended November 30, 2011 and November 30, 2010, respectively.

4. Commitments

During October 2007, we commenced construction on a project to expand our Hunter, Texas cement plant. In May 2009 we temporarily halted construction on the project because we believed that economic and market conditions made it unlikely that cement demand levels in Texas at that time would permit the new kiln to operate profitably if the project was completed as originally scheduled. We resumed construction in October 2010. The total capital cost of the project is expected to be between $365 million and $375 million, excluding capitalized interest, and commissioning is expected to begin within 24 months of the restart of construction. As of November 30, 2011, we have incurred approximately $335.0 million, excluding capitalized interest of approximately $51.1 million related to the project, of which $324.3 million has been paid.

5. Shareholders’ Equity

There are authorized 100,000 shares of Cumulative Preferred Stock, no par value, of which 20,000 shares are designated $5 Cumulative Preferred Stock (Voting), redeemable at $105 per share and entitled to $100 per share upon dissolution. An additional 40,000 shares are designated Series B Junior Participating Preferred Stock. The Series B Preferred Stock is not redeemable and ranks, with respect to the payment of dividends and the distribution of assets, junior to (i) all other series of the Preferred Stock unless the terms of any other series shall provide otherwise and (ii) the $5 Cumulative Preferred Stock. No shares of $5 Cumulative Preferred Stock or Series B Junior Participating Preferred Stock were outstanding as of November 30, 2011.

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

Options become exercisable in installments beginning one year after the date of grant and expire ten years after the date of grant. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. Options with graded vesting are valued as single awards and the compensation cost recognized using a straight-line attribution method over the shorter of the vesting period or required service period adjusted for estimated forfeitures. The following table sets forth the information about the weighted-average grant date fair value of options granted during the six-month periods ended November 30, 2011 and November 30, 2010.

		Six months ended November 30,
		2011		2010

Weighted average grant date fair value	$	19.72	$	17.61
Weighted average assumptions used:
Expected volatility		.411		.420
Expected term of the option in years		10		10
Risk-free interest rate		2.97%		3.33%
Expected dividend yield		.56%		.86%

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

A summary of option transactions for the six-month period ended November 30, 2011, follows:

	Shares Under Option	Weighted-Average Option Price

Outstanding at May 31, 2011	1,972,441	$39.58
Granted	16,000	38.40
Exercised	(6,853)	23.10
Canceled	(49,144)	39.31

Outstanding at November 30, 2011	1,932,444	$39.63

Exercisable at November 30, 2011	1,030,584	$41.39

The following table summarizes information about stock options outstanding as of November 30, 2011.

	Range of Exercise Prices
	$16.04 - $27.39	$33.57 - $48.60	$50.63 - $70.18

Options outstanding
Shares outstanding	559,878	820,006	552,560
Weighted-average remaining term in years	4.26	7.25	4.47
Weighted-average exercise price	$22.00	$39.70	$57.41
Options exercisable
Shares exercisable	356,058	230,926	443,600
Weighted-average remaining term in years	2.85	4.19	4.29
Weighted-average exercise price	$20.51	$42.55	$57.54

Outstanding options expire on various dates to October 12, 2021. As of November 30, 2011, there were 652,612 shares available for future awards under the 2004 Plan.

As of November 30, 2011, the aggregate intrinsic value (the difference in the closing market price of our common stock of $25.33 and the exercise price to be paid by the optionee) of stock options outstanding was $1.9 million. The aggregate intrinsic value of exercisable stock options at that date was $1.8 million. The total intrinsic value for options exercised (the difference in the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) was less than $0.1 million and $0.2 million for the three-month periods ended November 30, 2011 and November 30, 2010, respectively, and $0.1 million and $0.3 million for the six-month periods ended November 30, 2011 and November 30, 2010, respectively.

We have provided additional stock-based compensation to employees and directors under stock appreciation rights contracts, deferred compensation agreements, restricted stock payments and a former stock awards program. At November 30, 2011, outstanding stock appreciation rights totaled 133,315 shares, deferred compensation agreements to be settled in cash totaled 101,790 shares, deferred compensation agreements to be settled in common stock totaled 2,303 shares, unvested restricted stock payments totaled 8,834 shares and stock awards totaled 2,323 shares. Other credits include $3.0 million at November 30, 2011 and $6.8 million at May 31, 2011 representing accrued stock-based compensation which is accounted for as liabilities and expected to be settled in cash. Common stock totaling 2.6 million shares at November 30, 2011 and 2.6 million shares at May 31, 2011 have been reserved for the settlement of stock-based compensation.

Total stock-based compensation included in selling, general and administrative expense (credit) was $(1.3) million and $2.5 million in the three-month periods ended November 30, 2011 and November 30, 2010, respectively, and $(1.2) million and $2.3 million in the six-month periods ended November 30, 2011 and November 30, 2010, respectively. The impact of changes in our company’s stock price on stock-based awards accounted for as liabilities reduced stock-based compensation $2.7 million in the three-month period ended November 30, 2011 and increased stock-based compensation $1.5 million in the three-month period ended November 30, 2010. The impact of changes in our company’s stock price on stock-based awards accounted for as liabilities reduced stock-based compensation $3.8 million in the six-month period ended November 30, 2011 and increased stock-based compensation $0.1 million in the six-month period ended November 30, 2010.

Total tax expense or benefit recognized in our statements of operations for stock-based compensation was an expense of less than $0.1 million and a benefit of $0.7 million in the three-month periods ended November 30, 2011 and November 30, 2010, respectively, and an expense of less than $0.1 million and a benefit of $0.4 million in the six-month periods ended November 30, 2011 and November 30, 2010, respectively. No cash tax benefit was realized for stock-based compensation in the three-month and six-month periods ended November 30, 2011 and November 30, 2010.

As of November 30, 2011, $9.4 million of total unrecognized compensation cost related to stock options, restricted stock payments and stock awards is expected to be recognized in future periods. We currently expect to recognize in the years succeeding November 30, 2011 approximately $3.4 million of this stock-based compensation expense in 2012, $2.7 million in 2013, $2.0 million in 2014, $1.1 million in 2015 and $0.2 million in 2016.

7. Retirement Plans

Riverside Defined Benefit Plans. Approximately 600 employees and retirees of our subsidiary, Riverside Cement Company, are covered by a defined benefit pension plan and a postretirement health benefit plan. Unrecognized prior service costs and actuarial gains or losses for these plans are recognized in a systematic manner over the remaining service periods of active employees expected to receive benefits under these plans. The amount of the defined benefit pension plan and postretirement health benefit plan expense charged to costs and expenses for the three-month and six-month periods ended November 30, 2011 and November 30, 2010, was as follows:

	Three months ended November 30,				Six months ended November 30,
In thousands	2011		2010		2011		2010

Defined benefit pension plan
Service cost	$134	$	126	$	268	$	251
Interest cost	760		737		1,520		1,475
Expected return on plan assets	(777)		(685)		(1,554)		(1,370)
Amortization of net actuarial loss	430		517		861		1,034

	$547	$	695	$	1,095	$	1,390

Postretirement health benefit plan
Service cost	$25	$	29	$	50	$	57
Interest cost	104		106		208		212
Amortization of prior service cost	(194)		(193)		(388)		(387)
Amortization of net actuarial loss	141		153		282		307

	$76	$	95	$	152	$	189

Financial Security Defined Benefit Plans. Substantially all of our executive and certain managerial employees are covered by a series of financial security plans that are non-qualified defined benefit plans. The financial security plans require deferral of a portion of a participant’s salary and provide retirement, death and disability benefits to participants. The financial security plans are unfunded and benefits are paid as they become due. Actuarial gains or losses are recognized when incurred. The amount of financial security plan benefit expense charged to costs and expenses for the three-month and six-month periods ended November 30, 2011 and November 30, 2010, was as follows:

		Three months ended November 30,				Six months ended November 30,
In thousands		2011		2010		2011		2010
Service cost	$	537	$	550	$	1,074	$	1,100
Interest cost		629		578		1,258		1,156

	$	1,166	$	1,128	$	2,332	$	2,256

8. Income Taxes

Income taxes for the interim periods ended November 30, 2011 and November 30, 2010 have been included in the accompanying financial statements on the basis of an estimated annual rate. The tax rate differs from the 35% federal statutory corporate rate primarily due to percentage depletion that is tax deductible, state income taxes and valuation allowances against deferred tax assets. The estimated annualized rate does not include the tax impact of the loss on debt retirements which was recognized as a discrete item in the six-month period ended November 30, 2010. The estimated annualized rate excluding this charge is 3.0% for fiscal year 2012 compared to 41.0% for fiscal year 2011. We received income tax refunds of less than $0.1 million and made income tax payments of $0.1 million in the six-month period ended November 30, 2011. We received income tax refunds of $0.2 million and made income tax payments of less than $0.1 million in the six-month period ended November 30, 2010.

Net deferred tax assets totaled $15.7 million at November 30, 2011 and $15.0 million at May 31, 2011, of which $13.7 million at November 30, 2011 and $12.3 million at May 31, 2011 were classified as current. Management reviews our deferred tax position and in particular our deferred tax assets whenever circumstances indicate that the assets may not be realized in the future and would record a valuation allowance unless such deferred tax assets were deemed more likely than not to be recoverable. The ultimate realization of these deferred tax assets depends upon various factors including the generation of taxable income during future periods. The Company’s deferred tax assets exceeded deferred tax liabilities as of November 30, 2011 primarily as a result of the recent losses. Management has concluded that the sources of taxable income we are permitted to consider do not assure the realization of the entire amount of the increase in our net deferred tax assets expected during the year. Accordingly, a valuation allowance is required due to the uncertainty of realizing the deferred tax assets.

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

Since August 2008, additional lawsuits have been filed in the same court against Texas Industries, Inc. or one or more of our subsidiaries containing allegations of personal injury and wrongful death by approximately 3,000 individual plaintiffs who were allegedly exposed to chrome 6 and other toxic or harmful substances in the air, water and soil caused by emissions from the Crestmore plant. The court has dismissed Texas Industries, Inc. from the suits, and our subsidiaries operating in Texas have been dismissed by agreement with the plaintiffs. Most of our subsidiaries operating in California remain as defendants. The court has dismissed from these suits plaintiffs that failed to provide required information, leaving approximately 2,000 plaintiffs.

Since January 2009, additional lawsuits have been filed against Texas Industries, Inc. or one or more of our subsidiaries in the same court involving similar allegations, causes of action and requests for relief, but with respect to our Oro Grande, California cement plant instead of the Crestmore plant. The suits involve approximately 300 individual plaintiffs. Texas Industries, Inc. and our subsidiaries operating in Texas have been similarly dismissed from these suits. The court has dismissed from these suits plaintiffs that failed to provide required information, leaving approximately 250 plaintiffs. Prior to the filing of the lawsuits, the air quality management district in whose jurisdiction the plant lies conducted air sampling from locations around the plant. None of the samples contained chrome 6 levels above 1.0 ng/m³.

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

The following is a summary of operating results and certain other financial data for our business segments.

		Three months ended November 30,				Six months ended November 30,
In thousands		2011		2010		2011		2010
Net sales
Cement
Sales to external customers	$	65,639	$	57,138	$	137,697	$	120,373
Intersegment sales		11,595		11,440		25,174		24,587
Aggregates
Sales to external customers		33,013		34,759		72,514		77,833
Intersegment sales		6,953		6,323		12,553		13,219
Consumer products
Sales to external customers		57,419		56,214		127,600		122,027
Intersegment sales		702		606		1,545		1,271
Eliminations		(19,250)		(18,369)		(39,272)		(39,077)

Total net sales	$	156,071	$	148,111	$	337,811	$	320,233

Segment operating profit (loss)
Cement	$	(5,355)	$	1,948	$	1,162	$	5,912
Aggregates		2,100		3,323		6,015		8,457
Consumer products		(3,606)		(2,383)		(5,946)		(1,632)

Total segment operating profit (loss)		(6,861)		2,888		1,231		12,737

Corporate		(5,959)		(7,435)		(12,158)		(12,427)
Interest		(8,838)		(13,886)		(18,298)		(28,297)
Loss on debt retirements		--		(613)		--		(29,619)

Loss before income taxes	$	(21,658)	$	(19,046)	$	(29,225)	$	(57,606)

Depreciation, depletion and amortization
Cement	$	8,897	$	9,181	$	17,824	$	18,330
Aggregates		3,868		4,956		8,063		9,728
Consumer products		2,326		1,709		4,890		3,365
Corporate		314		284		608		568

Total depreciation, depletion and amortization	$	15,405	$	16,130	$	31,385	$	31,991

Capital expenditures
Cement	$	14,193	$	10,832	$	39,889	$	12,579
Aggregates		1,237		3,727		19,542		4,904
Consumer products		611		5,271		2,042		5,467
Corporate		637		413		793		449

Total capital expenditures	$	16,678	$	20,243	$	62,266	$	23,399

Net sales by product
Cement	$	57,400	$	50,197	$	119,799	$	104,747
Stone, sand and gravel		15,257		17,577		32,532		38,054
Ready-mix concrete		44,578		43,347		100,801		95,431
Other products		21,120		21,242		46,735		47,122
Delivery fees		17,716		15,748		37,944		34,879

Total net sales	$	156,071	$	148,111	$	337,811	$	320,233

All sales were made in the United States during the periods presented with no single customer representing more than 10 percent of sales.

Cement segment operating profit includes gains from sales of emission credits associated with our Crestmore cement plant in Riverside, California of $2.5 million and $1.7 million in the six-month periods ended November 30, 2011 and November 30, 2010, respectively.

Consumer products operating profit includes a gain from the exchange of certain ready-mix operations in Houston, Texas for ready-mix and aggregate operations that serve the Austin, Texas metropolitan market of $2.1 million in the six-month period ended November 30, 2011.

Operating profit includes $2.0 million in restructuring charges in the three-month and six-month periods ended November 30, 2011, including $1.1 million associated with our cement operations, $0.4 million associated with our aggregate operations, $0.5 million associated with our ready-mix concrete operations. An additional $1.2 million in restructuring charges in the periods is associated with our corporate activities.

Capital expenditures incurred in connection with the expansion of our Hunter, Texas cement plant were $36.0 million and $11.2 million in the six-month periods ended November 30, 2011 and November 30, 2010, respectively, of which $15.5 million and $3.4 million was capitalized interest paid in the six-month periods ended November 30, 2011 and November 30, 2010, respectively. Capital expenditures for normal replacement and upgrades of existing equipment and acquisitions to sustain existing operations were $26.3 million and $12.2 million in the six-month periods ended November 30, 2011 and November 30, 2010, respectively, of which $18.0 million was incurred to acquire aggregate reserves in the six-month period ended November 30, 2011.

The following is a summary of assets used in each of our business segments.

		November 30,		May 31,
In thousands		2011		2011

Identifiable assets
Cement	$	1,102,166	$	1,082,524
Aggregates		215,984		201,917
Consumer products		96,124		106,643
Corporate		110,767		159,927

Total assets	$	1,525,041	$	1,551,011

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

In thousands		Texas Industries, Inc.		Guarantor Subsidiaries		Consolidating Adjustments		Consolidated

Condensed consolidating balance sheet at November 30, 2011

Cash and cash equivalents	$	65,744	$	1,718	$	--	$	67,462
Receivables – net		--		82,378		--		82,378
Inventories		--		128,154		--		128,154
Deferred income taxes and prepaid expenses		119		20,645		(235)		20,529

Total current assets		65,863		232,895		(235)		298,523
Property, plant and equipment – net		--		1,190,850		--		1,190,850
Goodwill		--		1,715		--		1,715
Real estate and investments		1,463		10,009		--		11,472
Deferred income taxes and other charges		114,445		6,622		(98,586)		22,481
Investment in subsidiaries		947,264		--		(947,264)		--
Long-term intercompany receivables		277,334		18,745		(296,079)		--

Total assets	$	1,406,369	$	1,460,836	$	(1,342,164)	$	1,525,041

Accounts payable	$	34	$	57,355	$	--	$	57,389
Accrued interest, compensation and other		22,349		41,715		(235)		63,829
Current portion of long-term debt		19		480		--		499

Total current liabilities		22,402		99,550		(235)		121,717
Long-term debt		650,249		3,889		--		654,138
Long-term intercompany payables		18,745		277,334		(296,079)		--
Deferred income taxes		--		98,586		(98,586)		--
Other credits		46,706		34,213		--		80,919
Shareholders’ equity		668,267		947,264		(947,264)		668,267

Total liabilities and shareholders’ equity	$	1,406,369	$	1,460,836	$	(1,342,164)	$	1,525,041

Condensed consolidating balance sheet at May 31, 2011

Cash and cash equivalents	$	113,898	$	2,534	$	--	$	116,432
Receivables – net		--		85,817		--		85,817
Inventories		--		140,646		--		140,646
Deferred income taxes and prepaid expenses		77		21,963		--		22,040

Total current assets		113,975		250,960		--		364,935
Property, plant and equipment – net		--		1,155,421		--		1,155,421
Goodwill		--		1,715		--		1,715
Real estate and investments		677		6,072		--		6,749
Deferred income taxes and other charges		110,305		6,242		(94,356)		22,191
Investment in subsidiaries		945,039		--		(945,039)		--
Long-term intercompany receivables		264,779		18,751		(283,530)		--

Total assets	$	1,434,775	$	1,439,161	$	(1,322,925)	$	1,551,011

Accounts payable	$	34	$	56,753	$	--	$	56,787
Accrued interest, compensation and other		22,146		36,702		--		58,848
Current portion of long-term debt		--		73		--		73

Total current liabilities		22,180		93,528		--		115,708
Long-term debt		650,268		2,135		--		652,403
Long-term intercompany payables		18,751		264,779		(283,530)		--
Deferred income taxes		--		94,356		(94,356)		--
Other credits		47,994		39,324		--		87,318
Shareholders’ equity		695,582		945,039		(945,039)		695,582

Total liabilities and shareholders’ equity	$	1,434,775	$	1,439,161	$	(1,322,925)	$	1,551,011

In thousands		Texas Industries, Inc.		Guarantor Subsidiaries		Consolidating Adjustments		Consolidated

Condensed consolidating statement of operations for the three months ended November 30, 2011

Net sales	$	--	$	156,071	$	--	$	156,071
Cost of products sold		--		153,325		--		153,325

Gross profit		--		2,746		--		2,746
Selling, general and administrative		228		13,649		--		13,877
Restructuring charges		--		3,216		--		3,216
Interest		17,008		--		(8,170)		8,838
Loss on debt retirements		--		--		--		--
Other income		(14)		(1,513)		--		(1,527)
Intercompany other income		(873)		(7,297)		8,170		--

		16,349		8,055		--		24,404

Income (loss) before the following items		(16,349)		(5,309)		--		(21,658)
Income taxes (benefit)		(1,404)		783		--		(621)

		(14,945)		(6,092)		--		(21,037)
Equity in earnings (loss) of subsidiaries		(6,092)		--		6,092		--

Net income (loss)	$	(21,037)	$	(6,092)	$	6,092	$	(21,037)

Condensed consolidating statement of operations for the three months ended November 30, 2010

Net sales	$	--	$	148,111	$	--	$	148,111
Cost of products sold		--		136,044		--		136,044

Gross profit		--		12,067		--		12,067
Selling, general and administrative		2,107		16,436		--		18,543
Restructuring charges		--		--		--		--
Interest		17,269		--		(3,383)		13,886
Loss on debt retirements		613		--		--		613
Other income		(83)		(1,846)		--		(1,929)
Intercompany other income		(873)		(2,510)		3,383		--

		19,033		12,080		--		31,113

Income (loss) before the following items		(19,033)		(13)		--		(19,046)
Income taxes (benefit)		(6,749)		(1,096)		--		(7,845)

		(12,284)		1,083		--		(11,201)
Equity in earnings (loss) of subsidiaries		1,083		--		(1,083)		--

Net income (loss)	$	(11,201)	$	1,083	$	(1,083)	$	(11,201)

In thousands		Texas Industries, Inc.		Guarantor Subsidiaries		Consolidating Adjustments		Consolidated

Condensed consolidating statement of operations for the six months ended November 30, 2011

Net sales	$	--	$	337,811	$	--	$	337,811
Cost of products sold		--		321,240		--		321,240

Gross profit		--		16,571		--		16,571
Selling, general and administrative		1,253		30,428		--		31,681
Restructuring charges		--		3,216		--		3,216
Interest		34,265		--		(15,967)		18,298
Loss on debt retirements		--		--		--		--
Other income		(27)		(7,372)		--		(7,399)
Intercompany other income		(1,755)		(14,212)		15,967		--

		33,736		12,060		--		45,796

Income (loss) before the following items		(33,736)		4,511		--		(29,225)
Income taxes (benefit)		(3,534)		2,766		--		(768)

		(30,202)		1,745		--		(28,457)
Equity in earnings (loss) of subsidiaries		1,745		--		(1,745)		--

Net income (loss)	$	(28,457)	$	1,745	$	(1,745)	$	(28,457)

Condensed consolidating statement of operations for the six months ended November 30, 2010

Net sales	$	--	$	320,233	$	--	$	320,233
Cost of products sold		--		292,058		--		292,058

Gross profit		--		28,175		--		28,175
Selling, general and administrative		2,767		31,917		--		34,684
Restructuring charges		--		--		--		--
Interest		31,634		--		(3,337)		28,297
Loss on debt retirements		29,619		--		--		29,619
Other income		(126)		(6,693)		--		(6,819)
Intercompany other income		(1,755)		(1,582)		3,337		--

		62,139		23,642		--		85,781

Income (loss) before the following items		(62,139)		4,533		--		(57,606)
Income taxes (benefit)		(22,909)		196		--		(22,713)

		(39,230)		4,337		--		(34,893)
Equity in earnings (loss) of subsidiaries		4,337		--		(4,337)		--

Net income (loss)	$	(34,893)	$	4,337	$	(4,337)	$	(34,893)

In thousands		Texas Industries, Inc.		Guarantor Subsidiaries		Consolidating Adjustments		Consolidated

Condensed consolidating statement of cash flows for the six months ended November 30, 2011

Net cash provided (used) by operating activities	$	(34,917)	$	47,404	$	--	$	12,487

Investing activities
Capital expenditures – expansions		--		(35,966)		--		(35,966)
Capital expenditures – other		--		(26,300)		--		(26,300)
Proceeds from asset disposals		--		1,649		--		1,649
Investments in life insurance contracts		2,989		--		--		2,989
Other – net		--		(128)		--		(128)

Net cash provided (used) by investing activities		2,989		(60,745)		--		(57,756)

Financing activities
Long-term borrowings		--		--		--		--
Debt retirements		--		(36)		--		(36)
Debt issuance costs		(1,732)		--		--		(1,732)
Stock option exercises		158		--		--		158
Common dividends paid		(2,091)		--		--		(2,091)
Net intercompany financing activities		(12,561)		12,561		--		--

Net cash provided (used) by financing activities		(16,226)		12,525		--		(3,701)

Increase (decrease) in cash and cash equivalents		(48,154)		(816)		--		(48,970)

Cash and cash equivalents at beginning of period		113,898		2,534		--		116,432

Cash and cash equivalents at end of period	$	65,744	$	1,718	$	--	$	67,462

Condensed consolidating statement of cash flows for the six months ended November 30, 2010

Net cash provided (used) by operating activities	$	(25,335)	$	35,361	$	--	$	10,026

Investing activities
Capital expenditures – expansions		--		(11,198)		--		(11,198)
Capital expenditures – other		--		(12,201)		--		(12,201)
Proceeds from asset disposals		--		3,037		--		3,037
Investments in life insurance contracts		3,704		--		--		3,704
Other – net		--		(859)		--		(859)

Net cash provided (used) by investing activities		3,704		(21,221)		--		(17,517)

Financing activities
Long-term borrowings		650,000		--		--		650,000
Debt retirements		(561,394)		(174)		--		(561,568)
Debt issuance costs		(12,426)		--		--		(12,426)
Stock option exercises		464		--		--		464
Common dividends paid		(4,172)		--		--		(4,172)
Net intercompany financing activities		15,384		(15,384)		--		--

Net cash provided (used) by financing activities		87,856		(15,558)		--		72,298

Increase (decrease) in cash and cash equivalents		66,225		(1,418)		--		64,807

Cash and cash equivalents at beginning of period		72,492		2,454		--		74,946

Cash and cash equivalents at end of period	$	138,717	$	1,036	$	--	$	139,753

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Texas Industries, Inc.

We have reviewed the accompanying consolidated balance sheet of Texas Industries, Inc. and subsidiaries (the Company) as of November 30, 2011, and the related consolidated statements of operations for the three- and six-month periods ended November 30, 2011 and 2010 and cash flows for the six-month periods ended November 30, 2011 and 2010. These financial statements are the responsibility of the Company’s management.

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

January 6, 2012

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

During the three-month and six-month periods ended November 30, 2011, construction activity remained at low levels in both our California and Texas market areas. We have continued to focus on cost reduction, management of our cash position and management of production levels, which we believe has had a significant positive impact on our operating results.

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

In November 2011 we entered into a joint venture agreement with a ready-mix operator based in Waco, Texas to which we contributed seven of our central Texas ready-mix plants and certain related assets and guaranteed 50%, or $13.0 million, of the joint venture’s debt which matures November 18, 2013. In addition to our 50% guarantee of the joint venture’s debt, 100% of the debt is guaranteed by the other partner and secured by the underlying assets of the joint venture. The joint venture was in compliance with all the terms of the debt as of November 30, 2011. Subject to a final determination of the fair value, our 40% equity interest in the joint venture was recorded at the $3.9 million carrying amount of the assets contributed, and therefore no gain or loss was recognized in the three-month period ended November 30, 2011. Because the assets contributed were recently acquired any future gain or loss is not expected to be significant. The day to day business operations are managed by the 60% partner in the venture. The joint venture will operate a total of nineteen ready-mix and two sand and gravel plants serving the central Texas market. We will continue to supply cement to the joint venture. The joint venture operations are reported in our consumer products segment using the equity method of accounting.

Consolidated sales for the three-month period ended November 30, 2011 were $156.1 million, an increase of $8.0 million from the prior year period. Consolidated cost of products sold for the three-month period ended November 30, 2011 was $153.3 million, an increase of $17.3 million from the prior year period. Sales increased $1.3 million and cost of products sold increased $1.5 million due to the net effect of the exchanges of ready-mix concrete and aggregate operating assets completed in April and July 2011. Sales increased $6.7 million, excluding the effect of the exchanges, primarily due to higher cement shipments. Cost of products sold, excluding the effect of the asset exchanges, increased $15.8 million primarily due to higher cement shipments, lower cement clinker production, and higher repair and maintenance costs as a result of scheduled maintenance downtime at our north Texas cement plant. Consolidated gross profit for the three-month periods ended November 30, 2011 and November 30, 2010 was $2.7 million and $12.1 million, respectively.

Consolidated sales for the six-month period ended November 30, 2011 were $337.8 million, an increase of $17.6 million from the prior year period. Consolidated cost of products sold for the six-month period ended November 30, 2011 was $321.2 million, an increase of $29.2 million from the prior year period. Sales increased $7.9 million and cost of products sold increased $8.1 million due to the net effect of the exchanges of ready-mix concrete and aggregate operating assets completed in April and July 2011. Sales increased $9.7 million, excluding the effect of the exchanges, primarily due to higher cement sales prices and shipments offset in part by lower aggregate and ready-mix concrete shipments. Cost of products sold, excluding the effect of the asset exchanges, increased $21.1 million primarily due to higher cement shipments, lower cement clinker production, and higher repair and maintenance costs as a result of scheduled maintenance downtime at our north Texas cement plant. Consolidated gross profit for the six-month periods ended November 30, 2011 and November 30, 2010 was $16.6 million and $28.2 million, respectively.

Consolidated selling, general and administrative expense for the three-month period ended November 30, 2011 was $13.9 million, a decrease of $4.7 million from the prior year period primarily due to lower stock-based compensation expense. Our stock-based compensation includes awards expected to be settled in cash, the expense for which is based on their fair value at the end of each period until the awards are paid. The impact of changes in our stock price on the fair value of these awards decreased expense $2.7 million for the three-month period ended November 30, 2011 and increased expense $1.5 million for the three-month period ended November 30, 2010.

Consolidated selling, general and administrative expense for the six-month period ended November 30, 2011 was $31.7 million, a decrease of $3.0 million from the prior year period primarily due to lower stock-based compensation expense offset in part by $1.2 million higher provisions for insurance claims. Our stock-based compensation includes awards expected to be settled in cash, the expense for which is based on their fair value at the end of each period until the awards are paid. The impact of changes in our stock price on the fair value of these awards decreased expense $3.8 million for the six-month period ended November 30, 2011 and increased expense $0.1 million for the six-month period ended November 30, 2010.

Consolidated restructuring charges of $3.2 million were recorded in the three-month and six-month periods ended November 30, 2011, of which $1.6 million has been paid. These charges consist primarily of severance and benefit costs associated with various workforce reduction initiatives.

Consolidated other income for the three-month period ended November 30, 2011 was $1.5 million, a decrease of $0.4 million from the prior year period. The decrease resulted primarily from $0.9 million lower oil and gas royalties and lease bonus payments offset in part by $0.4 million higher gains from routine sales of surplus operating assets.

Consolidated other income for the six-month period ended November 30, 2011 was $7.4 million, an increase of $0.6 million from the prior year period. The July 2011 asset exchange resulted in the recognition of a gain of $2.1 million in the six-month period ended November 30, 2011. Sales of emission credits associated with our Crestmore cement plant in Riverside, California resulted in gains of $2.5 million and $1.7 million in the six-month periods ended November 30, 2011 and November 30, 2010, respectively. These gains were offset in part by $1.3 million lower oil and gas royalties and lease bonus payments and $0.9 million lower gains from routine sales of surplus operating assets.

Total segment operating loss for the three-month period ended November 30, 2011 was $6.9 million. Total segment operating profit for the three-month period ended November 30, 2010 was $2.9 million. Total operating profit for the six-month periods ended November 30, 2011 and November 30, 2010 was $1.2 million and $12.7 million, respectively. The following is a summary of operating results for our business segments and certain other information related to our principal products and non-operating income and expenses.

Cement Operations

	Three months ended November 30,		Six months ended November 30,
In thousands except per unit	2011	2010	2011	2010

Operating Results
Total cement sales	$68,994	$61,599	$144,972	$129,289
Total other sales and delivery fees	8,240	6,979	17,899	15,671

Total segment sales	77,234	68,578	162,871	144,960
Cost of products sold	78,050	63,121	156,282	133,184

Gross profit (loss)	(816)	5,457	6,589	11,776
Selling, general and administrative	(4,165)	(4,018)	(8,243)	(8,811)
Restructuring charges	(1,074)	--	(1,074)	--
Other income	700	509	3,890	2,947

Operating Profit (Loss)	$(5,355)	$1,948	$1,162	$5,912

Cement
Shipments (tons)	884	784	1,853	1,657
Prices ($/ton)	$78.07	$78.49	$78.25	$78.02
Cost of sales ($/ton)	$78.34	$73.39	$74.90	$72.25

Three months ended November 30, 2011

Cement operating loss for the three-month period ended November 30, 2011 was $5.4 million. Cement operating profit for the three-month period ended November 30, 2010 was $1.9 million. The operating results in the current period were impacted by the recognition of restructuring charges and an increase in cost of products sold due to lower cement clinker production and to higher repair and maintenance costs as a result of scheduled maintenance downtime at our north Texas cement plant.

Total segment sales for the three-month period ended November 30, 2011 were $77.2 million compared to $68.6 million for the prior year period. Cement sales increased $7.4 million from the prior year period. Our Texas market area accounted for approximately 67% of cement sales in the current period compared to 73% of cement sales in the prior year period. Average cement prices increased 2% in our Texas market area and decreased 5% in our California market area. Shipments increased 1% in our Texas market area and 44% in our California market area.

Cost of products sold for the three-month period ended November 30, 2011 increased $14.9 million from the prior year period primarily due to higher shipments and a 7% increase in cement unit costs. Cement unit costs were impacted by 21% lower cement clinker production and higher repair and maintenance costs due to scheduled maintenance downtime at our north Texas cement plant.

Selling, general and administrative expense for the three-month period ended November 30, 2011 increased $0.1 million from the prior year period primarily due to higher compensation expense.

Restructuring charges of $1.1 million were recorded in the three-month period ended November 30, 2011. These charges consist primarily of severance and benefit costs associated with various workforce reduction initiatives.

Other income for the three-month period ended November 30, 2011 increased $0.2 million from the prior year period primarily due to higher royalty income.

Six months ended November 30, 2011

Cement operating profit for the six-month period ended November 30, 2011 was $1.2 million, a decrease of $4.8 million from the prior year period. The operating results in the current period were impacted by the recognition of restructuring charges and an increase in cost of products sold due to lower cement clinker production and to higher repair and maintenance costs as a result of scheduled maintenance downtime at our north Texas cement plant.

Total segment sales for the six-month period ended November 30, 2011 were $162.9 million compared to $145.0 million for the prior year period. Cement sales increased $15.7 million from the prior year period. Our Texas market area accounted for approximately 67% of cement sales in the current period compared to 71% of cement sales in the prior year period. Average cement prices increased 1% in our Texas market area and decreased 1% in our California market area. Shipments increased 5% in our Texas market area and 29% in our California market area.

Cost of products sold for the six-month period ended November 30, 2011 increased $23.1 million from the prior year period primarily due to higher shipments and a 4% increase in cement unit costs. Cement unit costs were impacted by 6% lower cement clinker production and higher repair and maintenance costs due to scheduled maintenance downtime at our north Texas cement plant.

Selling, general and administrative expense for the six-month period ended November 30, 2011 decreased $0.6 million from the prior year period. The decrease was primarily due to lower provisions for bad debts and legal and other professional expenses.

Restructuring charges of $1.1 million were recorded in the six-month period ended November 30, 2011. These charges consist primarily of severance and benefit costs associated with various workforce reduction initiatives.

Other income for the six-month period ended November 30, 2011 increased $0.9 million from the prior year period. Sales of emission credits associated with our Crestmore cement plant in Riverside, California resulted in gains of $2.5 million and $1.7 million in the six-month periods ended November 30, 2011 and November 30, 2010, respectively.

Aggregate Operations

	Three months ended November 30,		Six months ended November 30,
In thousands except per unit	2011	2010	2011	2010

Operating Results
Total stone, sand and gravel sales	$20,993	$22,644	$43,193	$49,237
Expanded shale and clay sales and delivery fees	18,973	18,438	41,874	41,815

Total segment sales	39,966	41,082	85,067	91,052
Cost of products sold	35,313	35,002	73,821	78,412

Gross profit	4,653	6,080	11,246	12,640
Selling, general and administrative	(2,323)	(2,814)	(5,273)	(5,873)
Restructuring charges	(437)	--	(437)	--
Other income	207	57	479	1,690

Operating Profit	$2,100	$3,323	$6,015	$8,457

Stone, sand and gravel
Shipments (tons)	2,818	3,026	5,961	6,610
Prices ($/ton)	$7.45	$7.48	$7.25	$7.45
Cost of sales ($/ton)	$6.35	$6.53	$6.28	$6.48

Three months ended November 30, 2011

Aggregate operating profit for the three-month periods ended November 30, 2011 and November 30, 2010 was $2.1 million and $3.3 million, respectively.

Total segment sales for the three-month period ended November 30, 2011 were $40.0 million compared to $41.1 million for the prior year period. Stone, sand and gravel sales decreased $1.7 million from the prior year period. The effect of the disposition of aggregate operating assets through the asset exchange transaction completed in April 2011 decreased sales $2.2 million, shipments 8% and average prices 2% from the prior year period. Stone, sand and gravel sales from current operations increased $0.5 million from the prior year period on 1% higher shipments and 2% higher average prices.

Cost of products sold for the three-month period ended November 30, 2011 increased $0.3 million from the prior year period. Stone, sand and gravel unit costs decreased 3% from the prior year period primarily due to the effect of the disposition of aggregate operating assets through the asset exchange transaction completed in April 2011.

Selling, general and administrative expense for the three-month period ended November 30, 2011 decreased $0.5 million from the prior year period primarily due to lower provisions for bad debts and legal and other professional expenses.

Restructuring charges of $0.4 million were recorded in the three-month period ended November 30, 2011. These charges consist primarily of severance and benefit costs associated with various workforce reduction initiatives.

Other income for the three-month period ended November 30, 2011 increased $0.2 million from the prior year period primarily due to higher gains from routine sales of surplus operating assets and oil and gas royalties and lease bonus payments.

Six months ended November 30, 2011

Aggregate operating profit for the six-month periods ended November 30, 2011 and November 30, 2010 was $6.0 million and $8.5 million, respectively.

Total segment sales for the six-month period ended November 30, 2011 were $85.1 million compared to $91.1 million for the prior year period. Stone, sand and gravel sales decreased $6.0 million from the prior year period. The effect of the disposition of aggregate operating assets through the asset exchange transaction completed in April 2011 decreased sales $4.5 million, shipments 8% and average prices 2% from the prior year period. Stone, sand and gravel sales from current operations decreased $1.5 million from the prior year period on 2% lower shipments and 1% lower average prices.

Cost of products sold for the six-month period ended November 30, 2011 decreased $4.6 million from the prior year period primarily due to lower stone, sand and gravel shipments. Stone, sand and gravel unit costs decreased 3% from the prior year period primarily due to the effect of the disposition of aggregate operating assets through the asset exchange transaction completed in April 2011.

Selling, general and administrative expense for the six-month period ended November 30, 2011 decreased $0.6 million from the prior year period primarily due to lower provisions for bad debts and legal and other professional expenses.

Restructuring charges of $0.4 million were recorded in the six-month period ended November 30, 2011. These charges consist primarily of severance and benefit costs associated with various workforce reduction initiatives.

Other income for the six-month period ended November 30, 2011 decreased $1.2 million from the prior year period primarily due to lower gains from routine sales of surplus operating assets.

Consumer Products Operations

	Three months ended November 30,		Six months ended November 30,
In thousands except per unit	2011	2010	2011	2010

Operating Results
Total ready-mix concrete sales	$44,579	$43,377	$100,807	$95,483
Package products sales and delivery fees	13,542	13,443	28,338	27,815

Total segment sales	58,121	56,820	129,145	123,298
Cost of products sold	59,212	56,290	130,409	119,539

Gross profit (loss)	(1,091)	530	(1,264)	3,759
Selling, general and administrative	(2,436)	(3,047)	(6,810)	(5,723)
Restructuring charges	(536)	--	(536)	--
Other income	457	134	2,664	332

Operating Loss	$(3,606)	$(2,383)	$(5,946)	$(1,632)

Ready-mix concrete
Shipments (cubic yards)	587	575	1,328	1,244
Prices ($/cubic yard)	$75.85	$75.45	$75.89	$76.73
Cost of sales ($/cubic yard)	$80.66	$77.79	$79.69	$76.94

Three months ended November 30, 2011

Consumer products operating loss for the three-month periods ended November 30, 2011 and November 30, 2010 was $3.6 million and $2.4 million, respectively.

Total segment sales for the three-month period ended November 30, 2011 were $58.1 million compared to $56.8 million for the prior year period. Ready-mix concrete sales increased $1.2 million from the prior year. Sales increased $3.4 million and shipments increased 8% due to the net effect of the asset exchange transactions completed in April and July 2011. Ready-mix concrete sales excluding the net effect of the asset exchange transactions decreased $2.2 million from the prior year period on 6% lower shipments and 1% higher average prices.

Cost of products sold for the three-month period ended November 30, 2011 increased $2.9 million from the prior year period. Cost of products sold increased $3.7 million due to the net effect of the asset exchange transactions completed in April and July 2011. Cost of products sold excluding the net effect of the asset exchange transactions decreased $0.8 million. Ready-mix concrete unit costs increased 4% from the prior year period primarily due to higher diesel costs.

Selling, general and administrative expense for the three-month period ended November 30, 2011 decreased $0.6 million from the prior year period primarily due to lower provisions for bad debts.

Restructuring charges of $0.5 million were recorded in the three-month period ended November 30, 2011. These charges consist primarily of severance and benefit costs associated with various workforce reduction initiatives.

Other income for the three-month period ended November 30, 2011 increased $0.3 million from the prior year period primarily due to higher gains from routine sales of surplus operating assets.

Six months ended November 30, 2011

Consumer products operating loss for the six-month periods ended November 30, 2011 and November 30, 2010 was $5.9 million and $1.6 million, respectively.

Total segment sales for the six-month period ended November 30, 2011 were $129.1 million compared to $123.3 million for the prior year period. Ready-mix concrete sales increased $5.3 million from the prior year period. Sales increased $12.4 million and shipments increased 13% due to the net effect of the asset exchange transactions completed in April and July 2011. Ready-mix concrete sales excluding the net effect of the asset exchange transactions decreased $7.1 million from the prior year period on 6% lower shipments and 1% lower average prices.

Cost of products sold for the six-month period ended November 30, 2011 increased $10.9 million from the prior year period. Cost of products sold increased $12.7 million due to the net effect of the asset exchange transactions completed in April and July 2011. Cost of products sold excluding the net effect of the asset exchange transactions decreased $1.8 million. Ready-mix concrete unit costs increased 4% from the prior year period primarily due to higher diesel costs.

Selling, general and administrative expense for the six-month period ended November 30, 2011 increased $1.1 million from the prior year period primarily due to higher provisions for insurance claims.

Restructuring charges of $0.5 million were recorded in the six-month period ended November 30, 2011. These charges consist primarily of severance and benefit costs associated with various workforce reduction initiatives.

Other income for the six-month period ended November 30, 2011 increased $2.3 million from the prior year period primarily due to the recognition of a gain of $2.1 million as a result of the disposition of ready-mix operations in Houston, Texas through the asset exchange transaction completed in July 2011.

Corporate

	0000000000	0000000000	0000000000	0000000000
	Three months ended November 30,		Six months ended November 30,
In thousands	2011	2010	2011	2010

Other income	$163	$1,229	$366	$1,850
Selling, general and administrative	(4,953)	(8,664)	(11,355)	(14,277)
Restructuring charges	(1,169)	--	(1,169)	--

	$(5,959)	$(7,435)	$(12,158)	$(12,427)

Three months ended November 30, 2011

Other income for the three-month period ended November 30, 2011 decreased $1.1 million from the prior year period primarily due to lower oil and gas royalty payments.

Selling, general and administrative expense for the three-month period ended November 30, 2011 decreased $3.7 million from the prior year period primarily due to lower stock-based compensation expense. Our stock-based compensation includes awards expected to be settled in cash, the expense for which is based on their fair value at the end of each period until the awards are paid. The impact of changes in our stock price on the fair value of these awards decreased expense $2.7 million for the three-month period ended November 30, 2011 and increased expense $1.5 million for the three-month period ended November 30, 2010.

Restructuring charges of $1.2 million were recorded in the three-month period ended November 30, 2011. These charges consist primarily of severance and benefit costs associated with various workforce reduction initiatives.

Six months ended November 30, 2011

Other income for the six-month period ended November 30, 2011 decreased $1.5 million from the prior year period primarily due to lower oil and gas lease bonus and royalty payments.

Selling, general and administrative expense for the six-month period ended November 30, 2011 decreased $2.9 million from the prior year period primarily due to lower stock-based compensation expense. Our stock-based compensation includes awards expected to be settled in cash, the expense for which is based on their fair value at the end of each period until the awards are paid. The impact of changes in our stock price on the fair value of these awards decreased expense $3.8 million for the six-month period ended November 30, 2011 and increased expense $0.1 million for the six-month period ended November 30, 2010.

Restructuring charges of $1.2 million were recorded in the six-month period ended November 30, 2011. These charges consist primarily of severance and benefit costs associated with various workforce reduction initiatives.

Interest

Interest expense incurred for the three-month period ended November 30, 2011 was $17.1 million, of which $8.3 million was capitalized in connection with our Hunter, Texas cement plant expansion project and $8.8 million was expensed. Interest expense incurred for the three-month period ended November 30, 2010 was $17.3 million, of which $3.4 million was capitalized in connection with our Hunter, Texas cement plant expansion project and $13.9 million was expensed.

Interest expense incurred for the six-month period ended November 30, 2011 was $34.4 million, of which $16.1 million was capitalized in connection with our Hunter, Texas cement plant expansion project and $18.3 million was expensed. Interest expense incurred for the six-month period ended November 30, 2010 was $31.7 million, of which $3.4 million was capitalized in connection with our Hunter, Texas cement plant expansion project and $28.3 million was expensed.

Interest expense incurred for the three-month period ended November 30, 2011 decreased $0.2 million from the prior year period primarily as a result of lower credit facility fees. Interest expense incurred for the six-month period ended November 30, 2011 increased $2.7 million from the prior year period primarily as a result of higher average outstanding debt at higher interest rates due to the August 2010 refinancing of our senior notes.

An additional $19 million of interest expense is estimated to be capitalized in connection with our Hunter, Texas cement plant expansion project during the remainder of our current fiscal year.

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

Income Taxes

Income taxes for the interim periods ended November 30, 2011 and November 30, 2010 have been included in the accompanying financial statements on the basis of an estimated annual rate. The tax rate differs from the 35% federal statutory corporate rate primarily due to percentage depletion that is tax deductible, state income taxes and valuation allowances against deferred tax assets. The estimated annualized rate does not include the tax impact of the loss on debt retirements which was recognized as a discrete item in the six-month period ended November 30, 2010. The estimated annualized rate excluding this charge is 3.0% for fiscal year 2012 compared to 41.0% for fiscal year 2011. We received income tax refunds of less than $0.1 million and made income tax payments of $0.1 million in the six-month period ended November 30, 2011. We received income tax refunds of $0.2 million and made income tax payments of less than $0.1 million in the six-month period ended November 30, 2010.

Net deferred tax assets totaled $15.7 million at November 30, 2011 and $15.0 million at May 31, 2011, of which $13.7 million at November 30, 2011 and $12.3 million at May 31, 2011 were classified as current. Management reviews our deferred tax position and in particular our deferred tax assets whenever circumstances indicate that the assets may not be realized in the future and would record a valuation allowance unless such deferred tax assets were deemed more likely than not to be recoverable. The ultimate realization of these deferred tax assets depends upon various factors including the generation of taxable income during future periods. The Company’s deferred tax assets exceeded deferred tax liabilities as of November 30, 2011 primarily as a result of the recent losses. Management has concluded that the sources of taxable income we are permitted to consider do not assure the realization of the entire amount of the increase in our net deferred tax assets expected during the year. Accordingly, a valuation allowance is required due to the uncertainty of realizing the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

In addition to cash and cash equivalents of $67.5 million at November 30, 2011, our sources of liquidity include cash from operations and borrowings available under our senior secured revolving credit facility.

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

The borrowing base under the agreement was $137.0 million as of November 30, 2011. We are not required to maintain any financial ratios or covenants unless an event of default occurs or the unused portion of the borrowing base is less than $25 million, in which case we must maintain a fixed charge coverage ratio of at least 1.0 to 1.0. At November 30, 2011, our fixed charge coverage ratio was (.57) to 1.0. Given this ratio, we may use only $112.0 million of the borrowing base as of such date. No borrowings were outstanding at November 30, 2011; however, $25.5 million of the borrowing base was used to support letters of credit. As a result, the maximum amount we could borrow as of November 30, 2011 was $86.5 million.

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

The credit agreement contains a number of covenants restricting, among other things, prepayment or redemption of our senior notes, distributions and dividends on and repurchases of our capital stock, acquisitions and investments, indebtedness, liens and affiliate transactions. We are permitted to pay cash dividends on our common stock as long as the credit facility is not in default, the fixed charge coverage ratio is greater than 1.0 to 1.0 and borrowing availability under the borrowing base is more than $40 million. When our fixed charge coverage ratio is less than 1.0 to 1.0, we are permitted to pay cash dividends on our common stock not to exceed $2.5 million in any single instance (which shall not occur more than four times in any calendar year) or $10 million in the aggregate during any calendar year as long as the credit facility is not in default and borrowing availability is more than the greater of $60 million or 30% of the aggregate commitments of all lenders. For this purpose, borrowing availability is equal to the borrowing base less the amount of outstanding borrowings less the amount used to support letters of credit. We were in compliance with all of our loan covenants as of November 30, 2011.

9.25% Senior Notes. On August 10, 2010, we sold $650 million aggregate principal amount of our 9.25% senior notes due 2020 at an offering price of 100%. The notes were issued under an indenture dated as of August 10, 2010. The net proceeds were used to purchase or redeem all of our outstanding 7.25% senior notes due 2013, with additional proceeds available for general corporate purposes.

At November 30, 2011, we had $650 million aggregate principal amount of 9.25% senior notes outstanding. Under the indenture, at any time on or prior to August 15, 2015, we may redeem the notes at a redemption price equal to the sum of the principal amount thereof, plus accrued interest and a make-whole premium. On and after August 15, 2015, we may redeem all or a part of the notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest if redeemed during the twelve-month period beginning on August 15 of the years indicated below:

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

All of our consolidated subsidiaries have unconditionally guaranteed the 9.25% senior notes. The indenture governing the notes contains affirmative and negative covenants that, among other things, limit our and our subsidiaries’ ability to pay dividends on or redeem or repurchase stock, make certain investments, incur additional debt or sell preferred stock, create liens, restrict dividend payments or other payments from subsidiaries to the Company, engage in consolidations and mergers or sell or transfer assets, engage in sale and leaseback transactions, engage in transactions with affiliates, and sell stock in our subsidiaries. We are not required to maintain any affirmative financial ratios or covenants. We were in compliance with all of our covenants as of November 30, 2011.

Contractual Obligations. As of November 30, 2011, there have been no material changes to our material contractual obligations described in our Annual Report on Form 10-K for the year ended May 31, 2011.

During October 2007, we commenced construction on a project to expand our Hunter, Texas cement plant. In May 2009 we temporarily halted construction on the project because we believed that economic and market conditions made it unlikely that cement demand levels in Texas at that time would permit the new kiln to operate profitably if the project was completed as originally scheduled. We resumed construction in October 2010. The total capital cost of the project is expected to be between $365 million and $375 million, excluding capitalized interest, and commissioning is expected to begin within 24 months of the restart of construction. As of November 30, 2011, we have incurred approximately $335.0 million, excluding capitalized interest of approximately $51.1 million related to the project, of which $324.3 million has been paid.

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

Cash Flows

Net cash provided by operating activities for the six-month periods ended November 30, 2011 and November 30, 2010 was $12.5 million and $10.0 million, respectively. The increase was primarily the result of changes in working capital items.

Net cash used by investing activities for the six-month periods ended November 30, 2011 and November 30, 2010 was $57.8 million and $17.5 million, respectively.

Capital expenditures incurred in connection with the expansion of our Hunter, Texas cement plant were $36.0 million and $11.2 million in the six-month periods ended November 30, 2011 and November 30, 2010, respectively, of which $15.5 million and $3.4 million was capitalized interest paid in the six-month periods ended November 30, 2011 and November 30, 2010, respectively. Capital expenditures for normal replacement and upgrades of existing equipment and acquisitions to sustain existing operations were $26.3 million and $12.2 million in the six-month periods ended November 30, 2011 and November 30, 2010, respectively, of which $18.0 million was incurred to acquire aggregate reserves in the six-month period ended November 30, 2011.

We have elected to receive distributions from life insurance contracts purchased in connection with certain of our benefit plans. Proceeds from distributions and policy settlements for the six-month periods ended November 30, 2011 and November 30, 2010 were $6.7 million and $7.2 million, respectively, which were offset in part by premiums and fees paid to maintain the policies.

Net cash used by financing activities for the six-month period ended November 30, 2011 was $3.7 million. Net cash provided by financing activities for the six-month period ended November 30, 2010 was $72.3 million.

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

Dividends paid on our common stock were $2.1 million and $4.2 million in the six-month periods ended November 30, 2011 and November 30, 2010, respectively. On October 12, 2011, the Company suspended payment of its quarterly cash dividend.

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

The estimated fair value of each class of financial instrument as of November 30, 2011 and May 31, 2011 approximates its carrying value except for long-term debt having fixed interest rates. The fair value of our long-term debt is estimated based on broker/dealer quoted market prices. As of November 30, 2011, the fair value of our long-term debt, including the current portion, was approximately $550.6 million compared to the carrying amount of $654.6 million. As of May 31, 2011, the fair value of our long-term debt, including the current portion, was approximately $691.5 million compared to the carrying amount of $652.5 million.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of November 30, 2011.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Market and Shareholders Information. Shares of our common stock, $1 par value, are traded on the New York Stock Exchange (ticker symbol TXI). The restriction on the payment of dividends is included in Note 3 of Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report and incorporated herein by reference. On October 12, 2011, the Company suspended payment of its quarterly cash dividend.

Item 5. Other Information

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act is included in exhibit 99.1 to this report.

Item 6. Exhibits

The following exhibits are included herein:

3.1	Composite Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed on July 21, 2010)

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on January 14, 2010)

3.3	Amended and Restated Certificate of Designations of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 1, 2006)

4.1	Form of the Company’s 9 1/4% Senior Note due 2020 and Notation of Guarantee (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed on August 11, 2010)

4.2	Registration Rights Agreement, dated as of August 10, 2010, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on August 11, 2010)

4.3	Indenture, dated as of August 10, 2010, among the Company, the Guarantors and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 11, 2010)

10.1	Purchase Agreement, dated July 27, 2010, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 2, 2010)

10.2	Third Amended and Restated Credit Agreement, dated as of August 25, 2011, among the Company, Bank of America, N.A., as Administrative Agent, Lead Collateral Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as L/C Issuer, Wells Fargo Capital Finance, LLC, as Co-Collateral Agent, General Electric Capital Corporation, as Co-Collateral Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 31, 2011)

10.3	Amended and Restated Security Agreement, dated June 19, 2009, among the Company, the Guarantors and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.4	First Amendment to Amended and Restated Security Agreement, dated as of August 25, 2011, among the Company, the Subsidiary Guarantors and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 31, 2011)

10.7	Separation and Distribution Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on July 8, 2005)

10.8	Amendment No. 1 to Separation and Distribution Agreement dated as of July 27, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 1, 2005)

10.9	Tax Sharing and Indemnification Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on July 8, 2005)

10.10	Employment Agreement of Mel G. Brekhus dated as of April 14, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 16, 2010)

10.11	Texas Industries, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed on May 19, 1994)

10.12	Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.13	Form of Stock Option Agreement under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 25, 2006)

10.14	Form of Non-Employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 16, 2009)

10.15	TXI Annual Incentive Plans-Fiscal Year 2012 (incorporated by reference to exhibit 10.15 to Annual Report on Form 10-K filed on July 15, 2011)

10.16	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2012 (incorporated by reference to exhibit 10.17 to Annual Report on Form 10-K filed on July 17, 2009)

10.17	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2013 (incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K filed on July 21, 2010)

10.18	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2014 (incorporated by reference to exhibit 10.18 to Annual Report on Form 10-K filed on July 15, 2011)

10.19	Master Performance-Based Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement filed on August 25, 2006)

10.20	Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on August 12, 2005)

10.21	Form of SAR Agreement for Non-Employee Directors under Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on August 12, 2005)

10.22	Form of Amendment No. 1 to SAR Agreement for Non-Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on April 25, 2006)

10.23	SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan between Texas Industries, Inc. and Mel G. Brekhus, dated June 1, 2004 (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on July 25, 2006)

10.24	Amendment No. 1 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, by and between Texas Industries, Inc. and Mel G. Brekhus dated April 24, 2006 (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K filed on July 25, 2006)

10.25	Contract, dated September 27, 2005, between Riverside Cement Company and Oro Grande Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 30, 2005)

10.26	Deferred Compensation Plan for Directors of Texas Industries, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 24, 2006)

10.27	Form of 2005 Executive Financial Security Plan (Annuity Formula), as amended (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.28	Form of 2005 Executive Financial Security Plan (Lump Sum Formula), as amended (incorporated by reference to Exhibit 10.27 to Quarterly Report Form 10-Q filed on January 7, 2010)

10.29	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on April 25, 2006)

10.30	Amendment No. 2 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, between Texas Industries, Inc. and Mel G. Brekhus dated July 11, 2007 (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed on July 13, 2007)

10.31	Contract, signed September 21, 2007, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed on September 27, 2007, noting that portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.32	Contract Amendment No. 1, executed August 17, 2009, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 21, 2009)

12.1	Computation of Ratios of Earnings to Fixed Charges

15.1	Letter re unaudited Interim Financial Information

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

99.1	Mine Safety Disclosure Exhibit

101	The following financial information from Texas Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of November 30, 2011 and May 31, 2011, (ii) Consolidated Statements of Operations for the three months and six months ended November 30, 2011 and November 30, 2010, (iii) Consolidated Statements of Cash Flows for the six months ended November 30, 2011 and November 30, 2010, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS INDUSTRIES, INC.

January 6, 2012	/s/ Kenneth R. Allen
Kenneth R. Allen
Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

January 6, 2012	/s/ T. Lesley Vines
T. Lesley Vines
Vice President – Corporate Controller and Treasurer (Principal Accounting Officer)

INDEX TO EXHIBITS

  Exhibit

  Number

3.1	Composite Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed on July 21, 2010)

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on January 14, 2010)

3.3	Amended and Restated Certificate of Designations of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 1, 2006)

4.1	Form of the Company’s 9 1/4% Senior Note due 2020 and Notation of Guarantee (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed on August 11, 2010)

4.2	Registration Rights Agreement, dated as of August 10, 2010, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on August 11, 2010)

4.3	Indenture, dated as of August 10, 2010, among the Company, the Guarantors and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 11, 2010)

10.1	Purchase Agreement, dated July 27, 2010, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 2, 2010)

10.2	Third Amended and Restated Credit Agreement, dated as of August 25, 2011, among the Company, Bank of America, N.A., as Administrative Agent, Lead Collateral Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as L/C Issuer, Wells Fargo Capital Finance, LLC, as Co-Collateral Agent, General Electric Capital Corporation, as Co-Collateral Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 31, 2011)

10.3	Amended and Restated Security Agreement, dated June 19, 2009, among the Company, the Guarantors and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.4	First Amendment to Amended and Restated Security Agreement, dated as of August 25, 2011, among the Company, the Subsidiary Guarantors and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 31, 2011)

10.7	Separation and Distribution Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on July 8, 2005)

10.8	Amendment No. 1 to Separation and Distribution Agreement dated as of July 27, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 1, 2005)

10.9	Tax Sharing and Indemnification Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on July 8, 2005)

10.10	Employment Agreement of Mel G. Brekhus dated as of April 14, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 16, 2010)

10.11	Texas Industries, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed on May 19, 1994)

10.12	Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed on January 5, 2007)

Index to Exhibits-(Continued)

    Exhibit

    Number

10.13	Form of Stock Option Agreement under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 25, 2006)

10.14	Form of Non-Employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 16, 2009)

10.15	TXI Annual Incentive Plans-Fiscal Year 2012 (incorporated by reference to exhibit 10.15 to Annual Report on Form 10-K filed on July 15, 2011)

10.16	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2012 (incorporated by reference to exhibit 10.17 to Annual Report on Form 10-K filed on July 17, 2009)

10.17	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2013 (incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K filed on July 21, 2010)

10.18	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2014 (incorporated by reference to exhibit 10.18 to Annual Report on Form 10-K filed on July 15, 2011)

10.19	Master Performance-Based Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement filed on August 25, 2006)

10.20	Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on August 12, 2005)

10.21	Form of SAR Agreement for Non-Employee Directors under Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on August 12, 2005)

10.22	Form of Amendment No. 1 to SAR Agreement for Non-Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on April 25, 2006)

10.23	SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan between Texas Industries, Inc. and Mel G. Brekhus, dated June 1, 2004 (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on July 25, 2006)

10.24	Amendment No. 1 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, by and between Texas Industries, Inc. and Mel G. Brekhus dated April 24, 2006 (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K filed on July 25, 2006)

10.25	Contract, dated September 27, 2005, between Riverside Cement Company and Oro Grande Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 30, 2005)

10.26	Deferred Compensation Plan for Directors of Texas Industries, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 24, 2006)

10.27	Form of 2005 Executive Financial Security Plan (Annuity Formula), as amended (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.28	Form of 2005 Executive Financial Security Plan (Lump Sum Formula), as amended (incorporated by reference to Exhibit 10.27 to Quarterly Report Form 10-Q filed on January 7, 2010)

10.29	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on April 25, 2006)

Index to Exhibits-(Continued)

   Exhibit

   Number

10.30	Amendment No. 2 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, between Texas Industries, Inc. and Mel G. Brekhus dated July 11, 2007 (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed on July 13, 2007)

10.31	Contract, signed September 21, 2007, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed on September 27, 2007, noting that portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.32	Contract Amendment No. 1, executed August 17, 2009, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 21, 2009)

12.1	Computation of Ratios of Earnings to Fixed Charges

15.1	Letter re unaudited Interim Financial Information

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

99.1	Mine Safety Disclosure Exhibit

101	The following financial information from Texas Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of November 30, 2011 and May 31, 2011, (ii) Consolidated Statements of Operations for the three months and six months ended November 30, 2011 and November 30, 2010, (iii) Consolidated Statements of Cash Flows for the six months ended November 30, 2011 and November 30, 2010, and (iv) the Notes to Consolidated Financial Statements.