Form 10-Q
period 2012-02-29
TEXAS INDUSTRIES INC
filed 2012-03-30
CIK 97472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission File Number 1-4887

TEXAS INDUSTRIES, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	75-0832210
State or other jurisdiction of	(IRS Employer Identification No.)
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

There were 27,979,147 shares of the Registrant’s Common Stock, $1.00 par value, outstanding as of March 26, 2012.

INDEX

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	(Unaudited) February 29,	May 31,

In thousands	2012	2011

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$27,155	$116,432
Receivables – net	78,597	85,817
Inventories	130,294	140,646
Deferred income taxes and prepaid expenses	21,398	22,040

TOTAL CURRENT ASSETS	257,444	364,935

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	179,764	158,232
Buildings	56,741	59,320
Machinery and equipment	1,210,873	1,222,560
Construction in progress	417,649	357,638

	1,865,027	1,797,750
Less depreciation and depletion	670,030	642,329

	1,194,997	1,155,421

OTHER ASSETS
Goodwill	1,715	1,715
Real estate and investments	11,044	6,749
Deferred income taxes and other charges	21,566	22,191

	34,325	30,655

	$1,486,766	$1,551,011

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$60,759	$56,787
Accrued interest, compensation and other	43,189	58,848
Current portion of long-term debt	486	73

TOTAL CURRENT LIABILITIES	104,434	115,708

LONG-TERM DEBT	654,014	652,403

OTHER CREDITS	81,278	87,318

SHAREHOLDERS’ EQUITY
Common stock, $1 par value; authorized 100,000 shares; issued and outstanding 27,978 and 27,887 shares, respectively	27,978	27,887
Additional paid-in capital	487,182	481,706
Retained earnings	143,923	198,751
Accumulated other comprehensive loss	(12,043)	(12,762)

	647,040	695,582

	$1,486,766	$1,551,011

See notes to consolidated financial statements.

(Unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Three months ended				Nine months ended
	February 29,		February 28,		February 29,		February 28,

In thousands except per share	2012		2011		2012		2011

NET SALES	$	134,636	$	125,818	$	472,447	$	446,051

Cost of products sold		133,891		135,179		455,131		427,237

GROSS PROFIT (LOSS)		745		(9,361)		17,316		18,814

Selling, general and administrative		18,390		17,319		50,071		52,003
Restructuring charges		--		--		3,216		--
Interest		8,512		9,670		26,810		37,967
Loss on debt retirements		--		--		--		29,619
Other income		(1,337)		(1,115)		(8,736)		(7,934)

		25,565		25,874		71,361		111,655

LOSS BEFORE INCOME TAXES		(24,820)		(35,235)		(54,045)		(92,841)

Income tax benefit		(540)		(14,301)		(1,308)		(37,014)

NET LOSS	$	(24,280)	$	(20,934)	$	(52,737)	$	(55,827)

Net loss per share
Basic	$	(.87)	$	(.75)	$	(1.89)	$	(2.01)
Diluted	$	(.87)	$	(.75)	$	(1.89)	$	(2.01)

Average shares outstanding
Basic		27,926		27,839		27,894		27,811
Diluted		27,926		27,839		27,894		27,811

Cash dividends declared per share	$	--	$	.075	$	.075	$	.225

See notes to consolidated financial statements.

(Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

		Nine months ended
		February 29,		February 28,

In thousands		2012		2011

OPERATING ACTIVITIES
Net loss	$	(52,737)	$	(55,827)
Adjustments to reconcile net loss to cash provided by operating activities
Depreciation, depletion and amortization		46,495		48,109
Gains on asset disposals		(3,736)		(1,456)
Deferred income tax benefit		(1,653)		(37,665)
Stock-based compensation expense		1,710		4,271
Loss on debt retirements		--		29,619
Other – net		(4,424)		(2,258)
Changes in operating assets and liabilities
Receivables – net		7,624		29,814
Inventories		10,048		(922)
Prepaid expenses		3,261		2,501
Accounts payable and accrued liabilities		(4,466)		(7,980)

Net cash provided by operating activities		2,122		8,206

INVESTING ACTIVITIES
Capital expenditures – expansions		(64,901)		(23,507)
Capital expenditures – other		(31,394)		(15,437)
Proceeds from asset disposals		4,188		3,243
Investments in life insurance contracts		3,354		3,894
Other – net		(302)		1,230

Net cash used by investing activities		(89,055)		(30,577)

FINANCING ACTIVITIES
Long-term borrowings		--		650,000
Debt retirements		(173)		(561,610)
Debt issuance costs		(1,829)		(12,480)
Stock option exercises		1,749		1,139
Common dividends paid		(2,091)		(6,262)

Net cash provided (used) by financing activities		(2,344)		70,787

Increase (decrease) in cash and cash equivalents		(89,277)		48,416
Cash and cash equivalents at beginning of period		116,432		74,946

Cash and cash equivalents at end of period	$	27,155	$	123,362

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

1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended February 29, 2012, are not necessarily indicative of the results that may be expected for the year ended May 31, 2012. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Texas Industries, Inc. for the year ended May 31, 2011.

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

Fair Value of Financial Instruments. The estimated fair value of each class of financial instrument as of February 29, 2012 and May 31, 2011 approximates its carrying value except for long-term debt having fixed interest rates. The fair value of our long-term debt is estimated based on broker/dealer quoted market prices. As of February 29, 2012, the fair value of our long-term debt, including the current portion, was approximately $628.5 million compared to the carrying amount of $654.5 million. As of May 31, 2011, the fair value of our long-term debt, including the current portion, was approximately $691.5 million compared to the carrying amount of $652.5 million.

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

Goodwill resulting from the acquisition of ready-mix operations in Texas and Louisiana and identified with our consumer products operations has a carrying value of $1.7 million at both February 29, 2012 and May 31, 2011. Based on an impairment test performed as of March 31, 2011, the fair value of the reporting unit exceeds its carrying value, and therefore, no potential impairment was identified.

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

Real Estate and Investments. Surplus real estate and real estate acquired for development of high quality industrial, office or multi-use parks totaled $6.2 million at February 29, 2012 and $6.0 million at May 31, 2011.

Investments include life insurance contracts purchased in connection with certain of our benefit plans. The contracts, recorded at their net cash surrender value, totaled $1.1 million (net of distributions of $94.4 million plus accrued interest and fees) at February 29, 2012 and $0.7 million (net of distributions of $87.7 million plus accrued interest and fees) at May 31, 2011. We can elect to receive distributions chargeable against the cash surrender value of the policies in the form of borrowings or withdrawals or we can elect to surrender the policies and receive their net cash surrender value. Proceeds received from the policies were $7.3 million and $7.4 million in the nine-month periods ended February 29, 2012 and February 28, 2011, respectively.

Investment in Joint Venture. In November 2011 we entered into a joint venture agreement with a ready-mix operator based in Waco, Texas to which we contributed seven of our central Texas ready-mix plants and certain related assets and guaranteed 50%, or $13.0 million, of the joint venture’s debt which matures November 18, 2013. In addition to our 50% guarantee of the joint venture’s debt, 100% of the debt is guaranteed by the other partner and secured by the underlying assets of the joint venture. The joint venture was in compliance with all the terms of the debt as of February 29, 2012. Subject to a final determination of the fair value, our 40% equity interest in the joint venture was recorded at the $3.9 million carrying amount of the assets contributed, and therefore no gain or loss was recognized in the three month and nine-month periods ended February 29, 2012. Because the assets contributed were recently acquired any future gain or loss is not expected to be significant. The day to day business operations are managed by the 60% partner in the venture. The joint venture operates a total of nineteen ready-mix and two sand and gravel plants serving the central Texas market. We continue to supply cement to the joint venture. Our equity in losses of the joint venture was $0.3 million in the three-month and nine-month periods ended February 29, 2012.

Deferred Other Charges. Deferred other charges totaled $20.3 million at February 29, 2012 and $19.5 million at May 31, 2011 and are composed primarily of debt issuance costs that totaled $13.5 million at February 29, 2012 and $13.2 million at May 31, 2011. The costs are amortized over the term of the related debt.

Other Credits. Other credits totaled $81.3 million at February 29, 2012 and $87.3 million at May 31, 2011 and are composed primarily of liabilities related to our retirement plans, deferred compensation agreements and asset retirement obligations.

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

Changes in asset retirement obligations are as follows:

	Nine months ended
		February 29,		February 28,

In thousands		2012		2011

Balance at beginning of period	$	4,455	$	4,474
Additions		287		9
Accretion expense		132		140
Settlements		(1,026)		(370)

Balance at end of period	$	3,848	$	4,253

Accumulated Other Comprehensive Loss. Amounts recognized in accumulated other comprehensive loss represent adjustments related to a defined benefit retirement plan and a postretirement health benefit plan covering approximately 600 employees and retirees of our California cement subsidiary. The amounts totaled $12.0 million (net of tax of $7.0 million) at February 29, 2012 and $12.8 million (net of tax of $7.4 million) at May 31, 2011.

Comprehensive income or loss consists of net income or loss and amounts in accumulated other comprehensive loss recognized in the period as components of the net periodic postretirement benefit cost, net of tax. Comprehensive loss for the three-month periods ended February 29, 2012 and February 28, 2011 was $24.0 million and $20.6 million, respectively. Comprehensive loss for the nine-month periods ended February 29, 2012 and February 28, 2011 was $52.0 million and $54.9 million, respectively.

Net Sales. Sales are recognized when title has transferred and products are delivered. We include delivery fees in the amount we bill customers to the extent needed to recover our cost of freight and delivery. Net sales are presented as revenues and include these delivery fees.

Other Income. Routine sales of surplus operating assets and real estate resulted in gains of $1.0 million in the three-month period ended February 29, 2012 and gains of $1.7 million and $1.5 million in the nine-month periods ended February 29, 2012 and February 28, 2011, respectively. In addition, we have sold emissions credits associated with our Crestmore cement plant in Riverside, California resulting in gains of $2.5 million and $1.7 million in the nine-month periods ended February 29, 2012 and February 28, 2011, respectively.

We have entered into various oil and gas lease agreements on property we own in north Texas. The terms of the agreements include the payment of a lease bonus and royalties on any oil and gas produced. Lease bonus payments and royalties on oil and gas produced resulted in income of $0.3 million and $0.5 million in the three-month periods ended February 29, 2012 and February 28, 2011, respectively, and income of $1.1 million and $2.6 million in the nine-month periods ended February 29, 2012 and February 28, 2011, respectively. We cannot predict what the level of future royalties, if any, will be.

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

Restructuring Charges. We recorded restructuring charges of $3.2 million in the nine-month period ended February 29, 2012, of which $2.5 million has been paid. These charges consist primarily of severance and benefit costs associated with various workforce reduction initiatives.

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

Basic and Diluted EPS are calculated as follows:

	Three months ended		Nine months ended
	February 29,	February 28,	February 29,	February 28,

In thousands except per share	2012	2011	2012	2011

Earnings
Net loss	$(24,280)	$(20,934)	$(52,737)	$(55,827)
Unvested restricted share participation	12	9	26	25

Loss allocated to common shareholders	$(24,268)	$(20,925)	$(52,711)	$(55,802)

Shares
Weighted-average shares outstanding	27,936	27,849	27,906	27,821
Contingently issuable shares	3	2	2	2
Unvested restricted shares	(13)	(12)	(14)	(12)

Basic weighted-average shares	27,926	27,839	27,894	27,811
Stock option, restricted share and award dilution	--	--	--	--

Diluted weighted-average shares (1)	27,926	27,839	27,894	27,811

Net loss per share
Basic	$(.87)	$(.75)	$(1.89)	$(2.01)
Diluted	$(.87)	$(.75)	$(1.89)	$(2.01)

(1) Shares excluded due to antidilutive effect
Stock options, restricted shares and awards	1,420	865	1,380	1,108

Recently Issued Accounting Guidance. There is no recently issued accounting guidance that we expect will materially impact our financial statements during the current fiscal year.

2. Working Capital

Working capital totaled $153.0 million at February 29, 2012 compared to $249.2 million at May 31, 2011. Selected components of working capital are summarized below.

Receivables consist of:

	February 29,		May 31,
In thousands	2012		2011

Trade notes and accounts receivable	$77,353	$	84,406
Other	1,244		1,411

	$78,597	$	85,817

Trade notes and accounts receivable are presented net of allowances for doubtful receivables of $4.8 million at February 29, 2012 and $3.9 million at May 31, 2011. Provisions for bad debts charged to expense were $1.2 million and $2.4 million in the nine-month periods ended February 29, 2012 and February 28, 2011, respectively. Uncollectible accounts written off totaled $0.3 million and $1.6 million in the nine-month periods ended February 29, 2012 and February 28, 2011, respectively.

Inventories consist of:

		February 29,		May 31,
In thousands		2012		2011

Finished products	$	7,897	$	9,627
Work in process		35,434		44,391
Raw materials		13,798		15,215

Total inventories at LIFO cost		57,129		69,233

Finished products		24,447		23,427
Raw materials		107		272
Parts and supplies		48,611		47,714

Total inventories at average cost		73,165		71,413

Total inventories	$	130,294	$	140,646

All inventories are stated at the lower of cost or market. Finished products, work in process and raw material inventories, excluding natural aggregate inventories, are valued using the last-in, first-out (“LIFO”) method. Natural aggregate finished products and raw material inventories and parts and supplies inventories are valued using the average cost method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. If the average cost method (which approximates current replacement cost) had been used for all of these inventories, inventory values would have been higher by $40.7 million at February 29, 2012 and $44.6 million at May 31, 2011.

Accrued interest, compensation and other consist of:

		February 29,		May 31,
In thousands		2012		2011

Interest	$	2,762	$	17,827
Compensation and employee benefits		17,960		13,536
Casualty insurance claims		13,564		15,740
Income taxes		3,939		3,723
Property taxes and other		4,964		8,022

	$	43,189	$	58,848

3. Long-Term Debt

Long-term debt consists of:

	February 29,	May 31,
In thousands	2012	2011
Senior secured revolving credit facility expiring in 2016	$--	$--
9.25% Senior notes due 2020 issued August 10, 2010 at par value	650,000	650,000
Other	2,097	--

	652,097	650,000
Capital lease obligations	2,154	2,208
Other contract obligations	249	268

	654,500	652,476
Less current portion	486	73

	$654,014	$652,403

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

The borrowing base under the agreement was $135.3 million as of February 29, 2012. We are not required to maintain any financial ratios or covenants unless an event of default occurs or the unused portion of the borrowing base is less than $25 million, in which case we must maintain a fixed charge coverage ratio of at least 1.0 to 1.0. At February 29, 2012, our fixed charge coverage ratio was (.62) to 1.0. Given this ratio, we may use only $110.3 million of the borrowing base as of such date. No borrowings were outstanding at February 29, 2012; however, $25.5 million of the borrowing base was used to support letters of credit. As a result, the maximum amount we could borrow as of February 29, 2012 was $84.8 million.

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

The credit agreement contains a number of covenants restricting, among other things, prepayment or redemption of our senior notes, distributions and dividends on and repurchases of our capital stock, acquisitions and investments, indebtedness, liens and affiliate transactions. We are permitted to pay cash dividends on our common stock as long as the credit facility is not in default, the fixed charge coverage ratio is greater than 1.0 to 1.0 and borrowing availability under the borrowing base is more than $40 million. When our fixed charge coverage ratio is less than 1.0 to 1.0, we are permitted to pay cash dividends on our common stock not to exceed $2.5 million in any single instance (which shall not occur more than four times in any calendar year) or $10 million in the aggregate during any calendar year as long as the credit facility is not in default and borrowing availability is more than the greater of $60 million or 30% of the aggregate commitments of all lenders. For this purpose, borrowing availability is equal to the borrowing base less the amount of outstanding borrowings less the amount used to support letters of credit. We were in compliance with all of our loan covenants as of February 29, 2012.

9.25% Senior Notes. On August 10, 2010, we sold $650 million aggregate principal amount of our 9.25% senior notes due 2020 at an offering price of 100%. The notes were issued under an indenture dated as of August 10, 2010. The net proceeds were used to purchase or redeem all of our outstanding 7.25% senior notes due 2013, with additional proceeds available for general corporate purposes.

At February 29, 2012, we had $650 million aggregate principal amount of 9.25% senior notes outstanding. Under the indenture, at any time on or prior to August 15, 2015, we may redeem the notes at a redemption price equal to the sum of the principal amount thereof, plus accrued interest and a make-whole premium. On and after August 15, 2015, we may redeem all or a part of the notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest if redeemed during the twelve-month period beginning on August 15 of the years indicated below:

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

All of our consolidated subsidiaries have unconditionally guaranteed the 9.25% senior notes. The indenture governing the notes contains affirmative and negative covenants that, among other things, limit our and our subsidiaries’ ability to pay dividends on or redeem or repurchase stock, make certain investments, incur additional debt or sell preferred stock, create liens, restrict dividend payments or other payments from subsidiaries to the Company, engage in consolidations and mergers or sell or transfer assets, engage in sale and leaseback transactions, engage in transactions with affiliates, and sell stock in our subsidiaries. We are not required to maintain any affirmative financial ratios or covenants. We were in compliance with all of our covenants as of February 29, 2012.

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

Other. Principal payments due on long-term debt, excluding capital lease and other contract obligations, during each of the five years subsequent to February 29, 2012 are $0.4 million, $0.4 million, $0.4 million, $0.5 million and $0.4 million. The total amount of interest incurred was $17.0 million and $17.3 million in the three-month periods ended February 29, 2012 and February 28, 2011, respectively, of which $8.5 million and $7.6 million was capitalized. The total amount of interest incurred was $51.4 million and $49.0 million in the nine-month periods ended February 29, 2012 and February 28, 2011, respectively, of which $24.6 million and $11.0 million was capitalized. The total amount of interest paid in cash was $66.0 million and $59.9 million in the nine-month periods ended February 29, 2012 and February 28, 2011, respectively.

Guarantee of Joint Venture Debt. We have guaranteed 50%, or $13.0 million, of an unconsolidated joint venture’s debt which matures November 18, 2013. The joint venture was in compliance with all the terms of the debt as of February 29, 2012. See further discussion of the joint venture under Investment in Joint Venture in note 1.

4. Commitments

During October 2007, we commenced construction on a project to expand our Hunter, Texas cement plant. In May 2009 we temporarily halted construction on the project because we believed that economic and market conditions made it unlikely that cement demand levels in Texas at that time would permit the new kiln to operate profitably if the project was completed as originally scheduled. We resumed construction in October 2010. The total capital cost of the project is expected to be between $365 million and $375 million, excluding capitalized interest, and commissioning is expected to begin within 24 months of the restart of construction. As of February 29, 2012, we have incurred approximately $343.8 million, excluding capitalized interest of approximately $59.6 million related to the project, of which $336.4 million has been paid.

5. Shareholders’ Equity

There are authorized 100,000 shares of Cumulative Preferred Stock, no par value, of which 20,000 shares are designated $5 Cumulative Preferred Stock (Voting), redeemable at $105 per share and entitled to $100 per share upon dissolution. An additional 40,000 shares are designated Series B Junior Participating Preferred Stock. The Series B Preferred Stock is not redeemable and ranks, with respect to the payment of dividends and the distribution of assets, junior to (i) all other series of the Preferred Stock unless the terms of any other series shall provide otherwise and (ii) the $5 Cumulative Preferred Stock. No shares of $5 Cumulative Preferred Stock or Series B Junior Participating Preferred Stock were outstanding as of February 29, 2012.

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

Options become exercisable in installments beginning one year after the date of grant and expire ten years after the date of grant. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. Options with graded vesting are valued as single awards and the compensation cost recognized using a straight-line attribution method over the shorter of the vesting period or required service period adjusted for estimated forfeitures. The following table sets forth the information about the weighted-average grant date fair value of options granted during the nine-month periods ended February 29, 2012 and February 28, 2011 and the weighted-average assumptions used for such grants.

	Nine months ended
	February 29,	February 28,
	2012	2011

Weighted average grant date fair value	$13.80	$18.45
Weighted average assumptions used:
Expected volatility	.450	.463
Expected option term in years	6.7	6.6
Risk-free interest rate	1.31%	2.66%
Expected dividend yield	.02%	.74%

Expected volatility is based on an analysis of historical volatility of our common stock. Expected option term is the period of time that options granted are expected to be outstanding and is derived by analyzing the historical option exercise experience of our optionees. Risk-free interest rate is determined using the implied yield currently available for zero coupon U.S. treasury issues with a remaining term equal to the expected term of the options. Expected dividend yield is based on the approved annual dividend rate in effect and the market price of our common stock at the time of grant.

A summary of option transactions for the nine-month period ended February 29, 2012, follows:

	Shares Under Option	Weighted-Average Option Price

Outstanding at May 31, 2011	1,972,441	$39.58
Granted	389,850	29.75
Exercised	(89,704)	22.10
Canceled	(88,182)	43.90

Outstanding at February 29, 2012	2,184,405	$38.37

Exercisable at February 29, 2012	1,178,105	$42.30

The following table summarizes information about stock options outstanding as of February 29, 2012.

	Range of Exercise Prices
	$16.04 - $29.38	$33.57 - $48.60	$50.63 - $70.18

Options outstanding
Shares outstanding	847,228	808,007	529,170
Weighted-average remaining term in years	6.90	6.94	4.38
Weighted-average exercise price	$25.24	$39.68	$57.38
Options exercisable
Shares exercisable	339,198	346,747	492,160
Weighted-average remaining term in years	3.81	5.38	4.32
Weighted-average exercise price	$20.93	$41.06	$57.89

Outstanding options expire on various dates to January 11, 2022. As of February 29, 2012, there were 307,101 shares available for future awards under the 2004 Plan.

As of February 29, 2012, the aggregate intrinsic value (the difference in the closing market price of our common stock of $33.83 and the exercise price to be paid by the optionee) of stock options outstanding was $7.3 million. The aggregate intrinsic value of exercisable stock options at that date was $4.4 million. The total intrinsic value for options exercised (the difference in the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) was $0.7 million and $1.2 million for the three-month periods ended February 29, 2012 and February 28, 2011, respectively, and $0.8 million and $1.6 million for the nine-month periods ended February 29, 2012 and February 28, 2011, respectively.

We have provided additional stock-based compensation to employees and directors under stock appreciation rights contracts, deferred compensation agreements, restricted stock payments and a former stock awards program. At February 29, 2012, outstanding stock appreciation rights totaled 133,315 shares, deferred compensation agreements to be settled in cash totaled 101,790 shares, deferred compensation agreements to be settled in common stock totaled 2,995 shares, unvested restricted stock payments totaled 18,334 shares and stock awards totaled 2,323 shares. Other credits include $4.7 million at February 29, 2012 and $6.8 million at May 31, 2011 representing accrued stock-based compensation which is accounted for as liabilities and expected to be settled in cash. Common stock totaling 2.5 million shares at February 29, 2012 and 2.6 million shares at May 31, 2011 have been reserved for the settlement of stock-based compensation.

Total stock-based compensation included in selling, general and administrative expense was $2.9 million and $2.0 million in the three-month periods ended February 29, 2012 and February 28, 2011, respectively, and $1.7 million and $4.3 million in the nine-month periods ended February 29, 2012 and February 28, 2011, respectively. The impact of changes in our company’s stock price on stock-based awards accounted for as liabilities increased stock-based compensation $1.7 million and $0.7 million in the three-month periods ended February 29, 2012 and February 28, 2011, respectively. The impact of changes in our company’s stock price on stock-based awards accounted for as liabilities reduced stock-based compensation $2.1 million in the nine-month period ended February 29, 2012 and increased stock-based compensation $0.8 million in the nine-month period ended February 28, 2011.

Total tax expense or benefit recognized in our statements of operations for stock-based compensation was an expense of less than $0.1 million and a benefit of $0.5 million in the three-month periods ended February 29, 2012 and February 28, 2011, respectively, and an expense of less than $0.1 million and a benefit of $0.9 million in the nine-month periods ended February 29, 2012 and February 28, 2011, respectively. No cash tax benefit was realized for stock-based compensation in the three-month and nine-month periods ended February 29, 2012 and February 28, 2011.

As of February 29, 2012, $13.4 million of total unrecognized compensation cost related to stock options, restricted stock payments and stock awards is expected to be recognized in future periods. We currently expect to recognize in the years succeeding February 29, 2012 approximately $4.6 million of this stock-based compensation expense in 2013, $3.6 million in 2014, $2.7 million in 2015, $1.8 million in 2016 and $0.7 million in 2017.

7. Retirement Plans

Riverside Defined Benefit Plans. Approximately 600 employees and retirees of our subsidiary, Riverside Cement Company, are covered by a defined benefit pension plan and a postretirement health benefit plan. Unrecognized prior service costs and actuarial gains or losses for these plans are recognized in a systematic manner over the remaining service periods of active employees expected to receive benefits under these plans. The amount of the defined benefit pension plan and postretirement health benefit plan expense charged to costs and expenses for the three-month and nine-month periods ended February 29, 2012 and February 28, 2011, was as follows:

	Three months ended			Nine months ended
	February 29,	February 28,		February 29,		February 28,
In thousands	2012	2011		2012		2011

Defined benefit pension plan
Service cost	$135	$	125	$	403	$	376
Interest cost	760		738		2,280		2,213
Expected return on plan assets	(777)		(685)		(2,331)		(2,055)
Amortization of net actuarial loss	430		517		1,291		1,551

	$548	$	695	$	1,643	$	2,085

Postretirement health benefit plan
Service cost	$23	$	28	$	73	$	85
Interest cost	104		107		312		319
Amortization of prior service cost	(193)		(194)		(581)		(581)
Amortization of net actuarial loss	142		153		424		460

	$76	$	94	$	228	$	283

16

Financial Security Defined Benefit Plans. Substantially all of our executive and certain managerial employees are covered by a series of financial security plans that are non-qualified defined benefit plans. The financial security plans require deferral of a portion of a participant’s salary and provide retirement, death and disability benefits to participants. The financial security plans are unfunded and benefits are paid as they become due. Actuarial gains or losses are recognized when incurred. The amount of financial security plan benefit expense charged to costs and expenses for the three-month and nine-month periods ended February 29, 2012 and February 28, 2011, was as follows:

	Three months ended				Nine months ended
	February 29,		February 28,		February 29,		February 28,
In thousands	2012		2011		2012		2011
Service cost	$	537	$	550	$	1,611	$	1,650
Interest cost		629		577		1,887		1,733

	$	1,166	$	1,127	$	3,498	$	3,383

8. Income Taxes

Income taxes for the interim periods ended February 29, 2012 and February 28, 2011 have been included in the accompanying financial statements on the basis of an estimated annual rate. The tax rate differs from the 35% federal statutory corporate rate primarily due to percentage depletion that is tax deductible, state income taxes and valuation allowances against deferred tax assets. The estimated annualized rate does not include the tax impact of the loss on debt retirements which was recognized as a discrete item in the nine-month period ended February 28, 2011. The estimated annualized rate excluding this charge is 2.5% for fiscal year 2012 compared to 40.2% for fiscal year 2011. We received income tax refunds of less than $0.1 million and made income tax payments of $0.1 million in the nine-month period ended February 29, 2012. We received income tax refunds of $13.1 million and made income tax payments of less than $0.1 million in the nine-month period ended February 28, 2011.

Net deferred tax assets totaled $16.3 million at February 29, 2012 and $15.0 million at May 31, 2011, of which $15.0 million at February 29, 2012 and $12.3 million at May 31, 2011 were classified as current. Management reviews our deferred tax position and in particular our deferred tax assets whenever circumstances indicate that the assets may not be realized in the future and would record a valuation allowance unless such deferred tax assets were deemed more likely than not to be recoverable. The ultimate realization of these deferred tax assets depends upon various factors including the generation of taxable income during future periods. The Company’s deferred tax assets exceeded deferred tax liabilities as of February 29, 2012 primarily as a result of the recent losses. Management has concluded that the sources of taxable income we are permitted to consider do not assure the realization of the entire amount of the increase in our net deferred tax assets expected during the year. Accordingly, a valuation allowance is required due to the uncertainty of realizing the deferred tax assets.

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

In addition to our federal income tax return, we file income tax returns in various state jurisdictions. We are no longer subject to income tax examinations by federal or state tax authorities for years prior to 2007. Our federal income tax returns for 2007 through 2010 are currently under examination. We do not anticipate that any adjustments that may result from this examination would have a material effect on our financial position or results of operations.

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

The following is a summary of operating results and certain other financial data for our business segments.

	Three months ended				Nine months ended
	February 29,		February 28,		February 29,		February 28,
In thousands	2012		2011		2012		2011
Net sales
Cement
Sales to external customers	$	55,020	$	51,235	$	192,717	$	171,608
Intersegment sales		10,451		8,927		35,625		33,514
Aggregates
Sales to external customers		30,405		29,760		102,919		107,593
Intersegment sales		6,237		5,144		18,790		18,363
Consumer products
Sales to external customers		49,211		44,823		176,811		166,850
Intersegment sales		668		526		2,213		1,797
Eliminations		(17,356)		(14,597)		(56,628)		(53,674)

Total net sales	$	134,636	$	125,818	$	472,447	$	446,051

Segment operating profit (loss)
Cement	$	(2,384)	$	(12,438)	$	(1,222)	$	(6,526)
Aggregates		214		(82)		6,229		8,375
Consumer products		(4,258)		(4,635)		(10,204)		(6,267)

Total segment operating profit (loss)		(6,428)		(17,155)		(5,197)		(4,418)

Corporate		(9,880)		(8,410)		(22,038)		(20,837)
Interest		(8,512)		(9,670)		(26,810)		(37,967)
Loss on debt retirements		--		--		--		(29,619)

Loss before income taxes	$	(24,820)	$	(35,235)	$	(54,045)	$	(92,841)

Depreciation, depletion and amortization
Cement	$	8,723	$	9,124	$	26,547	$	27,454
Aggregates		3,898		4,793		11,961		14,521
Consumer products		2,194		1,919		7,084		5,284
Corporate		295		282		903		850

Total depreciation, depletion and amortization	$	15,110	$	16,118	$	46,495	$	48,109

Capital expenditures
Cement	$	29,911	$	13,767	$	69,800	$	26,346
Aggregates		1,432		498		20,974		5,402
Consumer products		2,113		1,038		4,155		6,505
Corporate		573		242		1,366		691

Total capital expenditures	$	34,029	$	15,545	$	96,295	$	38,944

Net sales by product
Cement	$	47,379	$	45,092	$	167,178	$	149,839
Stone, sand and gravel		11,878		14,119		44,410		52,173
Ready-mix concrete		37,464		34,340		138,265		129,771
Other products		21,619		18,920		68,354		66,042
Delivery fees		16,296		13,347		54,240		48,226

Total net sales	$	134,636	$	125,818	$	472,447	$	446,051

All sales were made in the United States during the periods presented with no single customer representing more than 10 percent of sales.

Cement segment operating profit includes gains from sales of emission credits associated with our Crestmore cement plant in Riverside, California of $2.5 million and $1.7 million in the nine-month periods ended February 29, 2012 and February 28, 2011, respectively.

Consumer products operating profit includes a gain from the exchange of certain ready-mix operations in Houston, Texas for ready-mix and aggregate operations that serve the Austin, Texas metropolitan market of $2.1 million in the nine-month period ended February 29, 2012.

Operating profit includes $2.0 million in restructuring charges in the nine-month period ended February 29, 2012, including $1.1 million associated with our cement operations, $0.4 million associated with our aggregate operations, $0.5 million associated with our consumer products operations. An additional $1.2 million in restructuring charges in the period is associated with our corporate activities.

Capital expenditures incurred in connection with the expansion of our Hunter, Texas cement plant were $64.9 million and $23.5 million in the nine-month periods ended February 29, 2012 and February 28, 2011, respectively, of which $32.3 million and $11.0 million was capitalized interest paid in the nine-month periods ended February 29, 2012 and February 28, 2011, respectively. Capital expenditures for normal replacement and upgrades of existing equipment and acquisitions to sustain existing operations were $31.4 million and $15.4 million in the nine-month periods ended February 29, 2012 and February 28, 2011, respectively, of which $18.0 million was incurred to acquire aggregate reserves in the nine-month period ended February 29, 2012.

The following is a summary of assets used in each of our business segments.

		February 29,		May 31,
In thousands		2012		2011

Identifiable assets
Cement	$	1,107,769	$	1,082,524
Aggregates		217,236		201,917
Consumer products		91,013		106,643
Corporate		70,748		159,927

Total assets	$	1,486,766	$	1,551,011

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

In thousands		Texas Industries, Inc.		Guarantor Subsidiaries		Consolidating Adjustments		Consolidated

Condensed consolidating balance sheet at February 29, 2012

Cash and cash equivalents	$	24,689	$	2,466	$	--	$	27,155
Receivables – net		--		78,597		--		78,597
Inventories		--		130,294		--		130,294
Deferred income taxes and prepaid expenses		200		21,198		--		21,398

Total current assets		24,889		232,555		--		257,444
Property, plant and equipment – net		--		1,194,997		--		1,194,997
Goodwill		--		1,715		--		1,715
Real estate and investments		1,056		9,988		--		11,044
Deferred income taxes and other charges		123,201		6,780		(108,415)		21,566
Investment in subsidiaries		932,551		--		(932,551)		--
Long-term intercompany receivables		289,335		18,745		(308,080)		--

Total assets	$	1,371,032	$	1,464,780	$	(1,349,046)	$	1,486,766

Accounts payable	$	34	$	60,725	$	--	$	60,759
Accrued interest, compensation and other		7,139		36,050		--		43,189
Current portion of long-term debt		--		486		--		486

Total current liabilities		7,173		97,261		--		104,434
Long-term debt		650,249		3,765		--		654,014
Long-term intercompany payables		18,745		289,335		(308,080)		--
Deferred income taxes		--		108,415		(108,415)		--
Other credits		47,825		33,453		--		81,278
Shareholders’ equity		647,040		932,551		(932,551)		647,040

Total liabilities and shareholders’ equity	$	1,371,032	$	1,464,780	$	(1,349,046)	$	1,486,766

Condensed consolidating balance sheet at May 31, 2011

Cash and cash equivalents	$	113,898	$	2,534	$	--	$	116,432
Receivables – net		--		85,817		--		85,817
Inventories		--		140,646		--		140,646
Deferred income taxes and prepaid expenses		77		21,963		--		22,040

Total current assets		113,975		250,960		--		364,935
Property, plant and equipment – net		--		1,155,421		--		1,155,421
Goodwill		--		1,715		--		1,715
Real estate and investments		677		6,072		--		6,749
Deferred income taxes and other charges		110,305		6,242		(94,356)		22,191
Investment in subsidiaries		945,039		--		(945,039)		--
Long-term intercompany receivables		264,779		18,751		(283,530)		--

Total assets	$	1,434,775	$	1,439,161	$	(1,322,925)	$	1,551,011

Accounts payable	$	34	$	56,753	$	--	$	56,787
Accrued interest, compensation and other		22,146		36,702		--		58,848
Current portion of long-term debt		--		73		--		73

Total current liabilities		22,180		93,528		--		115,708
Long-term debt		650,268		2,135		--		652,403
Long-term intercompany payables		18,751		264,779		(283,530)		--
Deferred income taxes		--		94,356		(94,356)		--
Other credits		47,994		39,324		--		87,318
Shareholders’ equity		695,582		945,039		(945,039)		695,582

Total liabilities and shareholders’ equity	$	1,434,775	$	1,439,161	$	(1,322,925)	$	1,551,011

In thousands		Texas Industries, Inc.		Guarantor Subsidiaries		Consolidating Adjustments		Consolidated

Condensed consolidating statement of operations for the three months ended February 29, 2012

Net sales	$	--	$	134,636	$	--	$	134,636
Cost of products sold		--		133,891		--		133,891

Gross profit (loss)		--		745		--		745
Selling, general and administrative		2,330		16,060		--		18,390
Restructuring charges		--		--		--		--
Interest		17,016		--		(8,504)		8,512
Loss on debt retirements		--		--		--		--
Other income		(16)		(1,321)		--		(1,337)
Intercompany other income		(863)		(7,641)		8,504		--

		18,467		7,098		--		25,565

Loss before the following items		(18,467)		(6,353)		--		(24,820)
Income tax benefit		(9,139)		8,599		--		(540)

		(9,328)		(14,952)		--		(24,280)
Equity in earnings (loss) of subsidiaries		(14,952)		--		14,952		--

Net loss	$	(24,280)	$	(14,952)	$	14,952	$	(24,280)

Condensed consolidating statement of operations for the three months ended February 28, 2011

Net sales	$	--	$	125,818	$	--	$	125,818
Cost of products sold		--		135,179		--		135,179

Gross profit (loss)		--		(9,361)		--		(9,361)
Selling, general and administrative		1,987		15,332		--		17,319
Restructuring charges		--		--		--		--
Interest		17,224		--		(7,554)		9,670
Loss on debt retirements		--		--		--		--
Other income		(44)		(1,071)		--		(1,115)
Intercompany other income		(863)		(6,691)		7,554		--

		18,304		7,570		--		25,874

Loss before the following items		(18,304)		(16,931)		--		(35,235)
Income tax benefit		(7,001)		(7,300)		--		(14,301)

		(11,303)		(9,631)		--		(20,934)
Equity in earnings (loss) of subsidiaries		(9,631)		--		9,631		--

Net loss	$	(20,934)	$	(9,631)	$	9,631	$	(20,934)

In thousands		Texas Industries, Inc.		Guarantor Subsidiaries		Consolidating Adjustments		Consolidated

Condensed consolidating statement of operations for the nine months ended February 29, 2012

Net sales	$	--	$	472,447	$	--	$	472,447
Cost of products sold		--		455,131		--		455,131

Gross profit (loss)		--		17,316		--		17,316
Selling, general and administrative		3,583		46,488		--		50,071
Restructuring charges		--		3,216		--		3,216
Interest		51,281		--		(24,471)		26,810
Loss on debt retirements		--		--		--		--
Other income		(43)		(8,693)		--		(8,736)
Intercompany other income		(2,618)		(21,853)		24,471		--

		52,203		19,158		--		71,361

Loss before the following items		(52,203)		(1,842)		--		(54,045)
Income tax benefit		(12,673)		11,365		--		(1,308)

		(39,530)		(13,207)		--		(52,737)
Equity in earnings (loss) of subsidiaries		(13,207)		--		13,207		--

Net loss	$	(52,737)	$	(13,207)	$	13,207	$	(52,737)

Condensed consolidating statement of operations for the nine months ended February 28, 2011

Net sales	$	--	$	446,051	$	--	$	446,051
Cost of products sold		--		427,237		--		427,237

Gross profit (loss)		--		18,814		--		18,814
Selling, general and administrative		4,754		47,249		--		52,003
Restructuring charges		--		--		--		--
Interest		48,858		--		(10,891)		37,967
Loss on debt retirements		29,619		--		--		29,619
Other income		(170)		(7,764)		--		(7,934)
Intercompany other income		(2,618)		(8,273)		10,891		--

		80,443		31,212		--		111,655

Loss before the following items		(80,443)		(12,398)		--		(92,841)
Income tax benefit		(29,910)		(7,104)		--		(37,014)

		(50,533)		(5,294)		--		(55,827)
Equity in earnings (loss) of subsidiaries		(5,294)		--		5,294		--

Net loss	$	(55,827)	$	(5,294)	$	5,294	$	(55,827)

In thousands		Texas Industries, Inc.		Guarantor Subsidiaries		Consolidating Adjustments		Consolidated

Condensed consolidating statement of cash flows for the nine months ended February 29, 2012

Net cash provided (used) by operating activities	$	(65,811)	$	67,933	$	--	$	2,122

Investing activities
Capital expenditures – expansions		--		(64,901)		--		(64,901)
Capital expenditures – other		--		(31,394)		--		(31,394)
Proceeds from asset disposals		--		4,188		--		4,188
Investments in life insurance contracts		3,354		--		--		3,354
Other – net		--		(302)		--		(302)

Net cash provided (used) by investing activities		3,354		(92,409)		--		(89,055)

Financing activities
Long-term borrowings		--		--		--		--
Debt retirements		(19)		(154)		--		(173)
Debt issuance costs		(1,829)		--		--		(1,829)
Stock option exercises		1,749		--		--		1,749
Common dividends paid		(2,091)		--		--		(2,091)
Net intercompany financing activities		(24,562)		24,562		--		--

Net cash provided (used) by financing activities		(26,752)		24,408		--		(2,344)

Increase (decrease) in cash and cash equivalents		(89,209)		(68)		--		(89,277)

Cash and cash equivalents at beginning of period		113,898		2,534		--		116,432

Cash and cash equivalents at end of period	$	24,689	$	2,466	$	--	$	27,155

Condensed consolidating statement of cash flows for the nine months ended February 28, 2011

Net cash provided (used) by operating activities	$	(46,342)	$	54,548	$	--	$	8,206

Investing activities
Capital expenditures – expansions		--		(23,507)		--		(23,507)
Capital expenditures – other		--		(15,437)		--		(15,437)
Proceeds from asset disposals		--		3,243		--		3,243
Investments in life insurance contracts		3,894		--		--		3,894
Other – net		--		1,230		--		1,230

Net cash provided (used) by investing activities		3,894		(34,471)		--		(30,577)

Financing activities
Long-term borrowings		650,000		--		--		650,000
Debt retirements		(561,394)		(216)		--		(561,610)
Debt issuance costs		(12,480)		--		--		(12,480)
Stock option exercises		1,139		--		--		1,139
Common dividends paid		(6,262)		--		--		(6,262)
Net intercompany financing activities		21,988		(21,988)		--		--

Net cash provided (used) by financing activities		92,991		(22,204)		--		70,787

Increase (decrease) in cash and cash equivalents		50,543		(2,127)		--		48,416

Cash and cash equivalents at beginning of period		72,492		2,454		--		74,946

Cash and cash equivalents at end of period	$	123,035	$	327	$	--	$	123,362

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Texas Industries, Inc.

We have reviewed the accompanying consolidated balance sheet of Texas Industries, Inc. and subsidiaries (the Company) as of February 29, 2012, and the related consolidated statements of operations for the three- and nine-month periods ended February 29, 2012 and February 28, 2011 and cash flows for the nine-month periods ended February 29, 2012 and February 28, 2011. These financial statements are the responsibility of the Company’s management.

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

March 30, 2012

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

During the three-month and nine-month periods ended February 29, 2012, construction activity remained at low levels in both our California and Texas market areas. We have continued to focus on cost reduction, management of our cash position and management of production levels, which we believe has had a significant positive impact on our operating results.

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

In November 2011 we entered into a joint venture agreement with a ready-mix operator based in Waco, Texas to which we contributed seven of our central Texas ready-mix plants and certain related assets and guaranteed 50%, or $13.0 million, of the joint venture’s debt which matures November 18, 2013. In addition to our 50% guarantee of the joint venture’s debt, 100% of the debt is guaranteed by the other partner and secured by the underlying assets of the joint venture. The joint venture was in compliance with all the terms of the debt as of February 29, 2012. Subject to a final determination of the fair value, our 40% equity interest in the joint venture was recorded at the $3.9 million carrying amount of the assets contributed, and therefore no gain or loss was recognized in the three-month and nine-month periods ended February 29, 2012. Because the assets contributed were recently acquired any future gain or loss is not expected to be significant. The day to day business operations are managed by the 60% partner in the venture. The joint venture will operate a total of nineteen ready-mix and two sand and gravel plants serving the central Texas market. We will continue to supply cement to the joint venture. The joint venture operations are reported in our consumer products segment using the equity method of accounting.

Consolidated sales for the three-month period ended February 29, 2012 were $134.6 million, an increase of $8.8 million from the prior year period. Consolidated cost of products sold for the three-month period ended February 29, 2012 was $133.9 million, a decrease of $1.3 million from the prior year period. Sales increased $0.2 million and cost of products sold increased $0.2 million due to the net effect of the exchanges of ready-mix concrete and aggregate operating assets completed in April and July 2011. Sales increased $8.6 million, excluding the effect of the exchanges, primarily due to higher shipments for all of our major products and higher cement and ready-mix concrete sales prices. Cost of products sold, excluding the effect of the asset exchanges, decreased $1.5 million primarily due to higher clinker production which offset the effect of higher shipments. Consolidated gross profit for the three-month periods ended February 29, 2012 was $0.7 million. Consolidated gross loss for the three-month period ended February 28, 2011 was $9.4 million.

Consolidated sales for the nine-month period ended February 29, 2012 were $472.4 million, an increase of $26.4 million from the prior year period. Consolidated cost of products sold for the nine-month period ended February 29, 2012 was $455.1 million, an increase of $27.9 million from the prior year period. Sales increased $8.0 million and cost of products sold increased $8.3 million due to the net effect of the exchanges of ready-mix concrete and aggregate operating assets completed in April and July 2011. Sales increased $18.4 million, excluding the effect of the exchanges, primarily due to higher cement shipments and sales prices. Cost of products sold, excluding the effect of the asset exchanges, increased $19.6 million primarily due to higher cement shipments offset in part by higher clinker production. Consolidated gross profit for the nine-month periods ended February 29, 2012 and February 28, 2011 was $17.3 million and $18.8 million, respectively.

Consolidated selling, general and administrative expense for the three-month period ended February 29, 2012 was $18.4 million, an increase of $1.1 million from the prior year period primarily due to $1.0 million higher stock-based compensation expense. Our stock-based compensation includes awards expected to be settled in cash, the expense for which is based on their fair value at the end of each period until the awards are paid. The impact of changes in our stock price on the fair value of these awards increased expense $1.7 million and $0.7 million for the three-month periods ended February 29, 2012 and February 28, 2011, respectively.

Consolidated selling, general and administrative expense for the nine-month period ended February 29, 2012 was $50.1 million, a decrease of $1.9 million from the prior year period primarily due to $2.6 million lower stock-based compensation expense and $1.2 million lower provisions for bad debts offset in part by $1.7 million higher provisions for insurance claims. Our stock-based compensation includes awards expected to be settled in cash, the expense for which is based on their fair value at the end of each period until the awards are paid. The impact of changes in our stock price on the fair value of these awards decreased expense $2.1 million for the nine-month period ended February 29, 2012 and increased expense $0.8 million for the nine-month period ended February 28, 2011.

Consolidated restructuring charges of $3.2 million were recorded in the nine-month period ended February 29, 2012, of which $2.5 million has been paid. These charges consist primarily of severance and benefit costs associated with various workforce reduction initiatives.

Consolidated other income for the three-month period ended February 29, 2012 was $1.3 million, an increase of $0.2 million from the prior year period. The increase was primarily due to $1.1 million higher gains from routine sales of surplus operating assets offset in part by $0.3 million equity in losses of joint venture and $0.5 million lower royalties and oil and gas lease bonus payments.

Consolidated other income for the nine-month period ended February 29, 2012 was $8.7 million, an increase of $0.8 million from the prior year period. The July 2011 asset exchange resulted in the recognition of a gain of $2.1 million in the nine-month period ended February 29, 2012. Sales of emission credits associated with our Crestmore cement plant in Riverside, California resulted in gains of $2.5 million and $1.7 million in the nine-month periods ended February 29, 2012 and February 28, 2011, respectively. These gains were offset in part by $0.3 million equity in losses of joint venture and $1.7 million lower royalties and oil and gas lease bonus payments.

Total segment operating loss for the three-month periods ended February 29, 2012 and February 28, 2011 was $6.4 million and $17.2 million, respectively. Total segment operating loss for the nine-month periods ended February 29, 2012 and February 28, 2011 was $5.2 million and $4.4 million, respectively. The following is a summary of operating results for our business segments and certain other information related to our principal products and non-operating income and expenses.

Cement Operations

	Three months ended		Nine months ended
	February 29,	February 28,	February 29,	February 28,
In thousands except per unit	2012	2011	2012	2011
Operating Results
Total cement sales	$57,830	$54,018	$202,802	$183,307
Total other sales and delivery fees	7,641	6,144	25,540	21,815

Total segment sales	65,471	60,162	228,342	205,122
Cost of products sold	63,359	70,010	219,641	203,194

Gross profit (loss)	2,112	(9,848)	8,701	1,928
Selling, general and administrative	(4,663)	(3,286)	(12,906)	(12,097)
Restructuring charges	--	--	(1,074)	--
Other income	167	696	4,057	3,643

Operating Loss	$(2,384)	$(12,438)	$(1,222)	$(6,526)

Cement
Shipments (tons)	743	704	2,596	2,361
Prices ($/ton)	$77.76	$76.75	$78.11	$77.64
Cost of sales ($/ton)	$75.95	$90.43	$75.20	$77.67

Three months ended February 29, 2012

Cement operating loss for the three-month periods ended February 29, 2012 and February 28, 2011 was $2.4 million and $12.4 million, respectively. The operating results in the current period were impacted by higher cement shipments and average sales prices and lower cost of products sold due to higher clinker production.

Total segment sales for the three-month period ended February 29, 2012 were $65.5 million compared to $60.2 million for the prior year period. Cement sales increased $3.8 million from the prior year period. Our Texas market area accounted for approximately 69% of cement sales in the current period compared to 72% of cement sales in the prior year period. Average cement prices increased 2% in our Texas market area and decreased 1% in our California market area. Shipments were comparable in our Texas market area and increased 22% in our California market area.

Cost of products sold for the three-month period ended February 29, 2012 decreased $6.7 million from the prior year period primarily due to a 16% decrease in cement unit costs offset in part by higher cement shipments. Cement unit costs were impacted by 31% higher clinker production and lower repair and maintenance costs.

Selling, general and administrative expense for the three-month period ended February 29, 2012 increased $1.4 million from the prior year period primarily due to higher provisions for insurance claims.

Other income for the three-month period ended February 29, 2012 decreased $0.5 million from the prior year period primarily due to lower gains from routine sales of surplus operating assets.

Nine months ended February 29, 2012

Cement operating loss for the nine-month periods ended February 29, 2012 and February 28, 2011 was $1.2 million and $6.5 million, respectively. The operating results in the current period were impacted by higher cement shipments and average sales prices offset in part by the recognition of restructuring charges.

Total segment sales for the nine-month period ended February 29, 2012 were $228.3 million compared to $205.1 million for the prior year period. Cement sales increased $19.5 million from the prior year period. Our Texas market area accounted for approximately 68% of cement sales in the current period compared to 71% of cement sales in the prior year period. Average cement prices increased 1% in our Texas market area and decreased 1% in our California market area. Shipments increased 3% in our Texas market area and 27% in our California market area.

Cost of products sold for the nine-month period ended February 29, 2012 increased $16.4 million from the prior year period primarily due to higher shipments. Cement unit costs decreased 3%. Cement unit costs were impacted by 2% higher clinker production and lower labor costs.

Selling, general and administrative expense for the nine-month period ended February 29, 2012 increased $0.8 million from the prior year period primarily due to higher provisions for insurance claims.

Restructuring charges of $1.1 million were recorded in the nine-month period ended February 29, 2012. These charges consist primarily of severance and benefit costs associated with various workforce reduction initiatives.

Other income for the nine-month period ended February 29, 2012 increased $0.4 million from the prior year period. Sales of emission credits associated with our Crestmore cement plant in Riverside, California resulted in gains of $2.5 million and $1.7 million in the nine-month periods ended February 29, 2012 and February 28, 2011, respectively.

Aggregate Operations

	Three months ended		Nine months ended
	February 29,	February 28,	February 29,	February 28,
In thousands except per unit	2012	2011	2012	2011
Operating Results
Total stone, sand and gravel sales	$16,829	$18,212	$60,022	$67,449
Expanded shale and clay sales and delivery fees	19,813	16,692	61,687	58,507

Total segment sales	36,642	34,904	121,709	125,956
Cost of products sold	35,225	32,323	109,046	110,735

Gross profit	1,417	2,581	12,663	15,221
Selling, general and administrative	(2,466)	(2,679)	(7,739)	(8,552)
Restructuring charges	--	--	(437)	--
Other income	1,263	16	1,742	1,706

Operating Profit (Loss)	$214	$(82)	$6,229	$8,375

Stone, sand and gravel
Shipments (tons)	2,363	2,470	8,324	9,080
Prices ($/ton)	$7.12	$7.38	$7.21	$7.43
Cost of sales ($/ton)	$7.47	$7.23	$6.62	$6.69

Three months ended February 29, 2012

Aggregate operating profit for the three-month period ended February 29, 2012 was $0.2 million. Aggregate operating loss for the three-month period ended February 28, 2011 was $0.1 million.

Total segment sales for the three-month period ended February 29, 2012 were $36.6 million compared to $34.9 million for the prior year period. Stone, sand and gravel sales decreased $1.4 million from the prior year period. The effect of the disposition of aggregate operating assets through the asset exchange transaction completed in April 2011 decreased sales $1.8 million, shipments 8% and average prices 2% from the prior year period. Stone, sand and gravel sales from current operations increased $0.4 million from the prior year period on 4% higher shipments and 2% lower average prices.

Cost of products sold for the three-month period ended February 29, 2012 increased $2.9 million from the prior year period. The effect of the disposition of aggregate operating assets through the asset exchange transaction completed in April 2011 decreased stone, sand and gravel cost of products sold $1.8 million which was offset in part by higher freight costs. Stone, sand and gravel unit costs increased 3% from the prior year period primarily due to the effect of the disposition of aggregate operating assets through the asset exchange transaction completed in April 2011 on unit costs.

Selling, general and administrative expense for the three-month period ended February 29, 2012 decreased $0.2 million from the prior year period primarily due to lower compensation expense.

Other income for the three-month period ended February 29, 2012 increased $1.2 million from the prior year period primarily due to higher gains from routine sales of surplus operating assets.

Nine months ended February 29, 2012

Aggregate operating profit for the nine-month periods ended February 29, 2012 and February 28, 2011 was $6.2 million and $8.4 million, respectively.

Total segment sales for the nine-month period ended February 29, 2012 were $121.7 million compared to $126.0 million for the prior year period. Stone, sand and gravel sales decreased $7.4 million from the prior year period. The effect of the disposition of aggregate operating assets through the asset exchange transaction completed in April 2011 decreased sales $6.3 million, shipments 8% and average prices 2% from the prior year period. Stone, sand and gravel sales from current operations decreased $1.1 million from the prior year period on comparable shipments and 1% lower average prices.

Cost of products sold for the nine-month period ended February 29, 2012 decreased $1.7 million from the prior year period. The effect of the disposition of aggregate operating assets through the asset exchange transaction completed in April 2011 decreased stone, sand and gravel cost of products sold $6.4 million which was offset in part by higher freight costs. Stone, sand and gravel unit costs decreased 1% from the prior year period due to the effect of the disposition of aggregate operating assets through the asset exchange transaction completed in April 2011 on unit costs.

Selling, general and administrative expense for the nine-month period ended February 29, 2012 decreased $0.8 million from the prior year period primarily due to lower provisions for bad debts and compensation expense.

Restructuring charges of $0.4 million were recorded in the nine-month period ended February 29, 2012. These charges consist primarily of severance and benefit costs associated with various workforce reduction initiatives.

Other income for the nine-month period ended February 29, 2012 was comparable to the prior year period.

Consumer Products Operations

	Three months ended		Nine months ended
	February 29,	February 28,	February 29,	February 28,
In thousands except per unit	2012	2011	2012	2011
Operating Results
Total ready-mix concrete sales	$37,481	$34,351	$138,288	$129,834
Package products sales and delivery fees	12,398	10,998	40,736	38,813

Total segment sales	49,879	45,349	179,024	168,647
Cost of products sold	52,663	47,443	183,072	166,982

Gross profit (loss)	(2,784)	(2,094)	(4,048)	1,665
Selling, general and administrative	(1,297)	(2,607)	(8,107)	(8,330)
Restructuring charges	--	--	(536)	--
Other income	(177)	66	2,487	398

Operating Loss	$(4,258)	$(4,635)	$(10,204)	$(6,267)

Ready-mix concrete
Shipments (cubic yards)	508	471	1,836	1,715
Prices ($/cubic yard)	$73.80	$72.83	$75.31	$75.66
Cost of sales ($/cubic yard)	$81.87	$80.71	$80.29	$77.97

Three months ended February 29, 2012

Consumer products operating loss for the three-month periods ended February 29, 2012 and February 28, 2011 was $4.3 million and $4.6 million, respectively.

Total segment sales for the three-month period ended February 29, 2012 were $49.9 million compared to $45.3 million for the prior year period. Ready-mix concrete sales increased $3.1 million from the prior year. Sales increased $1.9 million and shipments increased 6% due to the net effect of the asset exchange transactions completed in April and July 2011. Ready-mix concrete sales excluding the net effect of the asset exchange transactions increased $1.2 million from the prior year period on 2% higher shipments and 2% higher average prices.

Cost of products sold for the three-month period ended February 29, 2012 increased $5.2 million from the prior year period. Cost of products sold increased $2.0 million due to the net effect of the asset exchange transactions completed in April and July 2011. Cost of products sold excluding the net effect of the asset exchange transactions increased $3.2 million. Ready-mix concrete unit costs increased 1% from the prior year period primarily due to higher repair and maintenance and diesel costs.

Selling, general and administrative expense for the three-month period ended February 29, 2012 decreased $1.3 million from the prior year period primarily due to lower provisions for bad debts.

Other income for the three-month period ended February 29, 2012 decreased $0.2 million from the prior year period primarily due to $0.3 million equity in losses of joint venture recognized in the current period.

Nine months ended February 29, 2012

Consumer products operating loss for the nine-month periods ended February 29, 2012 and February 28, 2011 was $10.2 million and $6.3 million, respectively.

Total segment sales for the nine-month period ended February 29, 2012 were $179.0 million compared to $168.6 million for the prior year period. Ready-mix concrete sales increased $8.5 million from the prior year period. Sales increased $14.3 million and shipments increased 11% due to the net effect of the asset exchange transactions completed in April and July 2011. Ready-mix concrete sales excluding the net effect of the asset exchange transactions decreased $5.8 million from the prior year period on 4% lower shipments and comparable average prices.

Cost of products sold for the nine-month period ended February 29, 2012 increased $16.1 million from the prior year period. Cost of products sold increased $14.7 million due to the net effect of the asset exchange transactions completed in April and July 2011. Cost of products sold excluding the net effect of the asset exchange transactions increased $1.4 million. Ready-mix concrete unit costs increased 3% from the prior year period primarily due to higher diesel costs.

Selling, general and administrative expense for the nine-month period ended February 29, 2012 decreased $0.2 million from the prior year period primarily due to lower provisions for bad debts offset in part by higher provisions for insurance claims.

Restructuring charges of $0.5 million were recorded in the nine-month period ended February 29, 2012. These charges consist primarily of severance and benefit costs associated with various workforce reduction initiatives.

Other income for the nine-month period ended February 29, 2012 increased $2.1 million from the prior year period primarily due to the recognition of a gain of $2.1 million as a result of the disposition of ready-mix operations in Houston, Texas through the asset exchange transaction completed in July 2011.

Corporate

	Three months ended		Nine months ended
	February 29,	February 28,	February 29,	February 28,
In thousands	2012	2011	2012	2011
Other income	$84	$337	$450	$2,187
Selling, general and administrative	(9,964)	(8,747)	(21,319)	(23,024)
Restructuring charges	--	--	(1,169)	--

	$(9,880)	$(8,410)	$(22,038)	$(20,837)

Three months ended February 29, 2012

Other income for the three-month period ended February 29, 2012 decreased $0.3 million from the prior year period primarily due to lower oil and gas royalty payments.

Selling, general and administrative expense for the three-month period ended February 29, 2012 increased $1.2 million from the prior year period primarily due to $1.2 million higher stock-based compensation expense. Our stock-based compensation includes awards expected to be settled in cash, the expense for which is based on their fair value at the end of each period until the awards are paid. The impact of changes in our stock price on the fair value of these awards increased expense $1.7 million and $0.7 million for the three-month periods ended February 29, 2012 and February 28, 2011, respectively.

Nine months ended February 29, 2012

Other income for the nine-month period ended February 29, 2012 decreased $1.7 million from the prior year period primarily due to lower oil and gas royalty and lease bonus payments.

Selling, general and administrative expense for the nine-month period ended February 29, 2012 decreased $1.7 million from the prior year period primarily due to $2.5 million lower stock-based compensation expense. Our stock-based compensation includes awards expected to be settled in cash, the expense for which is based on their fair value at the end of each period until the awards are paid. The impact of changes in our stock price on the fair value of these awards decreased expense $2.1 million for the nine-month period ended February 29, 2012 and increased expense $0.8 million for the nine-month period ended February 28, 2011.

Restructuring charges of $1.2 million were recorded in the nine-month period ended February 29, 2012. These charges consist primarily of severance and benefit costs associated with various workforce reduction initiatives.

Interest

Interest expense incurred for the three-month period ended February 29, 2012 was $17.0 million, of which $8.5 million was capitalized in connection with our Hunter, Texas cement plant expansion project and $8.5 million was expensed. Interest expense incurred for the three-month period ended February 28, 2011 was $17.3 million, of which $7.6 million was capitalized in connection with our Hunter, Texas cement plant expansion project and $9.7 million was expensed.

Interest expense incurred for the nine-month period ended February 29, 2012 was $51.4 million, of which $24.6 million was capitalized in connection with our Hunter, Texas cement plant expansion project and $26.8 million was expensed. Interest expense incurred for the nine-month period ended February 28, 2011 was $49.0 million, of which $11.0 million was capitalized in connection with our Hunter, Texas cement plant expansion project and $38.0 million was expensed.

Interest expense incurred for the three-month period ended February 29, 2012 decreased $0.3 million from the prior year period primarily as a result of lower credit facility fees. Interest expense incurred for the nine-month period ended February 29, 2012 increased $2.4 million from the prior year period primarily as a result of higher average outstanding debt at higher interest rates due to the August 2010 refinancing of our senior notes.

An additional $10 million of interest expense is estimated to be capitalized in connection with our Hunter, Texas cement plant expansion project during the remainder of our current fiscal year.

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

Income Taxes

Income taxes for the interim periods ended February 29, 2012 and February 28, 2011 have been included in the accompanying financial statements on the basis of an estimated annual rate. The tax rate differs from the 35% federal statutory corporate rate primarily due to percentage depletion that is tax deductible, state income taxes and valuation allowances against deferred tax assets. The estimated annualized rate does not include the tax impact of the loss on debt retirements which was recognized as a discrete item in the nine-month period ended February 28, 2011. The estimated annualized rate excluding this charge is 2.5% for fiscal year 2012 compared to 40.2% for fiscal year 2011. We received income tax refunds of less than $0.1 million and made income tax payments of $0.1 million in the nine-month period ended February 29, 2012. We received income tax refunds of $13.1 million and made income tax payments of less than $0.1 million in the nine-month period ended February 28, 2011.

Net deferred tax assets totaled $16.3 million at February 29, 2012 and $15.0 million at May 31, 2011, of which $15.0 million at February 29, 2012 and $12.3 million at May 31, 2011 were classified as current. Management reviews our deferred tax position and in particular our deferred tax assets whenever circumstances indicate that the assets may not be realized in the future and would record a valuation allowance unless such deferred tax assets were deemed more likely than not to be recoverable. The ultimate realization of these deferred tax assets depends upon various factors including the generation of taxable income during future periods. The Company’s deferred tax assets exceeded deferred tax liabilities as of February 29, 2012 primarily as a result of the recent losses. Management has concluded that the sources of taxable income we are permitted to consider do not assure the realization of the entire amount of the increase in our net deferred tax assets expected during the year. Accordingly, a valuation allowance is required due to the uncertainty of realizing the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

In addition to cash and cash equivalents of $27.2 million at February 29, 2012, our sources of liquidity include cash from operations and borrowings available under our senior secured revolving credit facility.

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

The borrowing base under the agreement was $135.3 million as of February 29, 2012. We are not required to maintain any financial ratios or covenants unless an event of default occurs or the unused portion of the borrowing base is less than $25 million, in which case we must maintain a fixed charge coverage ratio of at least 1.0 to 1.0. At February 29, 2012, our fixed charge coverage ratio was (.62) to 1.0. Given this ratio, we may use only $110.3 million of the borrowing base as of such date. No borrowings were outstanding at February 29, 2012; however, $25.5 million of the borrowing base was used to support letters of credit. As a result, the maximum amount we could borrow as of February 29, 2012 was $84.8 million.

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

The credit agreement contains a number of covenants restricting, among other things, prepayment or redemption of our senior notes, distributions and dividends on and repurchases of our capital stock, acquisitions and investments, indebtedness, liens and affiliate transactions. We are permitted to pay cash dividends on our common stock as long as the credit facility is not in default, the fixed charge coverage ratio is greater than 1.0 to 1.0 and borrowing availability under the borrowing base is more than $40 million. When our fixed charge coverage ratio is less than 1.0 to 1.0, we are permitted to pay cash dividends on our common stock not to exceed $2.5 million in any single instance (which shall not occur more than four times in any calendar year) or $10 million in the aggregate during any calendar year as long as the credit facility is not in default and borrowing availability is more than the greater of $60 million or 30% of the aggregate commitments of all lenders. For this purpose, borrowing availability is equal to the borrowing base less the amount of outstanding borrowings less the amount used to support letters of credit. We were in compliance with all of our loan covenants as of February 29, 2012.

9.25% Senior Notes. On August 10, 2010, we sold $650 million aggregate principal amount of our 9.25% senior notes due 2020 at an offering price of 100%. The notes were issued under an indenture dated as of August 10, 2010. The net proceeds were used to purchase or redeem all of our outstanding 7.25% senior notes due 2013, with additional proceeds available for general corporate purposes.

At February 29, 2012, we had $650 million aggregate principal amount of 9.25% senior notes outstanding. Under the indenture, at any time on or prior to August 15, 2015, we may redeem the notes at a redemption price equal to the sum of the principal amount thereof, plus accrued interest and a make-whole premium. On and after August 15, 2015, we may redeem all or a part of the notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest if redeemed during the twelve-month period beginning on August 15 of the years indicated below:

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

All of our consolidated subsidiaries have unconditionally guaranteed the 9.25% senior notes. The indenture governing the notes contains affirmative and negative covenants that, among other things, limit our and our subsidiaries’ ability to pay dividends on or redeem or repurchase stock, make certain investments, incur additional debt or sell preferred stock, create liens, restrict dividend payments or other payments from subsidiaries to the Company, engage in consolidations and mergers or sell or transfer assets, engage in sale and leaseback transactions, engage in transactions with affiliates, and sell stock in our subsidiaries. We are not required to maintain any affirmative financial ratios or covenants. We were in compliance with all of our covenants as of February 29, 2012.

Guarantee of Joint Venture Debt. We have guaranteed 50%, or $13.0 million, of an unconsolidated joint venture’s debt which matures November 18, 2013. The joint venture was in compliance with all the terms of the debt as of February 29, 2012.

Contractual Obligations. As of February 29, 2012, there have been no material changes to our material contractual obligations described in our Annual Report on Form 10-K for the year ended May 31, 2011.

During October 2007, we commenced construction on a project to expand our Hunter, Texas cement plant. In May 2009 we temporarily halted construction on the project because we believed that economic and market conditions made it unlikely that cement demand levels in Texas at that time would permit the new kiln to operate profitably if the project was completed as originally scheduled. We resumed construction in October 2010. The total capital cost of the project is expected to be between $365 million and $375 million, excluding capitalized interest, and commissioning is expected to begin within 24 months of the restart of construction. As of February 29, 2012, we have incurred approximately $343.8 million, excluding capitalized interest of approximately $59.6 million related to the project, of which $336.4 million has been paid.

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

Cash Flows

Net cash provided by operating activities for the nine-month periods ended February 29, 2012 and February 28, 2011 was $2.1 million and $8.2 million, respectively. The decrease was primarily the result of changes in working capital items.

Net cash used by investing activities for the nine-month periods ended February 29, 2012 and February 28, 2011 was $89.1 million and $30.6 million, respectively.

Capital expenditures incurred in connection with the expansion of our Hunter, Texas cement plant were $64.9 million and $23.5 million in the nine-month periods ended February 29, 2012 and February 28, 2011, respectively, of which $32.3 million and $11.0 million was capitalized interest paid in the nine-month periods ended February 29, 2012 and February 28, 2011, respectively. Capital expenditures for normal replacement and upgrades of existing equipment and acquisitions to sustain existing operations were $31.4 million and $15.4 million in the nine-month periods ended February 29, 2012 and February 28, 2011, respectively, of which $18.0 million was incurred to acquire aggregate reserves in the nine-month period ended February 29, 2012.

We have elected to receive distributions from life insurance contracts purchased in connection with certain of our benefit plans. Proceeds from distributions and policy settlements for the nine-month periods ended February 29, 2012 and February 28, 2011 were $7.3 million and $7.4 million, respectively, which were offset in part by premiums and fees paid to maintain the policies.

Net cash used by financing activities for the nine-month period ended February 29, 2012 was $2.3 million. Net cash provided by financing activities for the nine-month period ended February 28, 2011 was $70.8 million.

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

Dividends paid on our common stock were $2.1 million and $6.3 million in the nine-month periods ended February 29, 2012 and February 28, 2011, respectively. On October 12, 2011, the Company suspended payment of its quarterly cash dividend.

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

The estimated fair value of each class of financial instrument as of February 29, 2012 and May 31, 2011 approximates its carrying value except for long-term debt having fixed interest rates. The fair value of our long-term debt is estimated based on broker/dealer quoted market prices. As of February 29, 2012, the fair value of our long-term debt, including the current portion, was approximately $628.5 million compared to the carrying amount of $654.5 million. As of May 31, 2011, the fair value of our long-term debt, including the current portion, was approximately $691.5 million compared to the carrying amount of $652.5 million.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of February 29, 2012.

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

Issuer Purchases of Equity Securities. We are restricted by our loan covenants from purchasing our Common Stock on the open market. However, in connection with so-called “stock swap exercises” of employee stock options, shares are surrendered or deemed surrendered to the Company to pay the exercise price. The following table presents information with respect to such transactions which occurred during the three-month period ended February 29, 2012.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2011 – December 31, 2011	--	$--	--	--
January 1, 2012 – January 31, 2012	7,580	28.91	--	--
February 1, 2012 – February 29, 2012	--	--	--	--

Total	7,580	$28.91	--	--

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in exhibit 95.1 to this report.

Item 6. Exhibits

The following exhibits are included herein:

3.1	Composite Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed on July 21, 2010)

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on January 14, 2010)

3.3	Amended and Restated Certificate of Designations of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 1, 2006)

4.1	Form of the Company’s 9 1/4% Senior Note due 2020 and Notation of Guarantee (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed on August 11, 2010)

4.2	Registration Rights Agreement, dated as of August 10, 2010, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on August 11, 2010)

4.3	Indenture, dated as of August 10, 2010, among the Company, the Guarantors and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 11, 2010)

10.1	Purchase Agreement, dated July 27, 2010, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 2, 2010)

10.2	Third Amended and Restated Credit Agreement, dated as of August 25, 2011, among the Company, Bank of America, N.A., as Administrative Agent, Lead Collateral Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as L/C Issuer, Wells Fargo Capital Finance, LLC, as Co-Collateral Agent, General Electric Capital Corporation, as Co-Collateral Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 31, 2011)

10.3	Amended and Restated Security Agreement, dated June 19, 2009, among the Company, the Guarantors and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.4	First Amendment to Amended and Restated Security Agreement, dated as of August 25, 2011, among the Company, the Subsidiary Guarantors and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 31, 2011)

10.7	Separation and Distribution Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on July 8, 2005)

10.8	Amendment No. 1 to Separation and Distribution Agreement dated as of July 27, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 1, 2005)

10.9	Tax Sharing and Indemnification Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on July 8, 2005)

10.10	Employment Agreement of Mel G. Brekhus dated as of April 14, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 16, 2010)

10.11	Texas Industries, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed on May 19, 1994)

10.12	Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.13	Form of Stock Option Agreement under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 25, 2006)

10.14	Form of Non-Employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 16, 2009)

10.15	TXI Annual Incentive Plans-Fiscal Year 2012 (incorporated by reference to exhibit 10.15 to Annual Report on Form 10-K filed on July 15, 2011)

10.16	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2012 (incorporated by reference to exhibit 10.17 to Annual Report on Form 10-K filed on July 17, 2009)

10.17	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2013 (incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K filed on July 21, 2010)

10.18	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2014 (incorporated by reference to exhibit 10.18 to Annual Report on Form 10-K filed on July 15, 2011)

10.19	Master Performance-Based Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement filed on August 25, 2006)

10.20	Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on August 12, 2005)

10.21	Form of SAR Agreement for Non-Employee Directors under Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on August 12, 2005)

10.22	Form of Amendment No. 1 to SAR Agreement for Non-Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on April 25, 2006)

10.23	SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan between Texas Industries, Inc. and Mel G. Brekhus, dated June 1, 2004 (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on July 25, 2006)

10.24	Amendment No. 1 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, by and between Texas Industries, Inc. and Mel G. Brekhus dated April 24, 2006 (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K filed on July 25, 2006)

10.25	Contract, dated September 27, 2005, between Riverside Cement Company and Oro Grande Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 30, 2005)

10.26	Deferred Compensation Plan for Directors of Texas Industries, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 24, 2006)

10.27	Form of 2005 Executive Financial Security Plan (Annuity Formula), as amended (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.28	Form of 2005 Executive Financial Security Plan (Lump Sum Formula), as amended (incorporated by reference to Exhibit 10.27 to Quarterly Report Form 10-Q filed on January 7, 2010)

10.29	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on April 25, 2006)

10.30	Amendment No. 2 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, between Texas Industries, Inc. and Mel G. Brekhus dated July 11, 2007 (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed on July 13, 2007)

10.31	Contract, signed September 21, 2007, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed on September 27, 2007, noting that portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.32	Contract Amendment No. 1, executed August 17, 2009, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 21, 2009)

12.1	Computation of Ratios of Earnings to Fixed Charges

15.1	Letter re unaudited Interim Financial Information

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

95.1	Mine Safety Disclosure Exhibit

101	The following financial information from Texas Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of February 29, 2012 and May 31, 2011, (ii) Consolidated Statements of Operations for the three months and nine months ended February 29, 2012 and February 28, 2011, (iii) Consolidated Statements of Cash Flows for the nine months ended February 29, 2012 and February 28, 2011, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS INDUSTRIES, INC.

March 30, 2012	/s/ Kenneth R. Allen
Kenneth R. Allen
Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

March 30, 2012	/s/ T. Lesley Vines
T. Lesley Vines
Vice President – Corporate Controller and Treasurer (Principal Accounting Officer)

INDEX TO EXHIBITS

  Exhibit

  Number

3.1	Composite Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed on July 21, 2010)

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on January 14, 2010)

3.3	Amended and Restated Certificate of Designations of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 1, 2006)

4.1	Form of the Company’s 9 1/4% Senior Note due 2020 and Notation of Guarantee (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed on August 11, 2010)

4.2	Registration Rights Agreement, dated as of August 10, 2010, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on August 11, 2010)

4.3	Indenture, dated as of August 10, 2010, among the Company, the Guarantors and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 11, 2010)

10.1	Purchase Agreement, dated July 27, 2010, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 2, 2010)

10.2	Third Amended and Restated Credit Agreement, dated as of August 25, 2011, among the Company, Bank of America, N.A., as Administrative Agent, Lead Collateral Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as L/C Issuer, Wells Fargo Capital Finance, LLC, as Co-Collateral Agent, General Electric Capital Corporation, as Co-Collateral Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 31, 2011)

10.3	Amended and Restated Security Agreement, dated June 19, 2009, among the Company, the Guarantors and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.4	First Amendment to Amended and Restated Security Agreement, dated as of August 25, 2011, among the Company, the Subsidiary Guarantors and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 31, 2011)

10.7	Separation and Distribution Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on July 8, 2005)

10.8	Amendment No. 1 to Separation and Distribution Agreement dated as of July 27, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 1, 2005)

10.9	Tax Sharing and Indemnification Agreement, dated July 6, 2005, between the Company and Chaparral Steel Company (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on July 8, 2005)

10.10	Employment Agreement of Mel G. Brekhus dated as of April 14, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 16, 2010)

10.11	Texas Industries, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed on May 19, 1994)

10.12	Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed on January 5, 2007)

Index to Exhibits-(Continued)

  Exhibit

  Number

10.13	Form of Stock Option Agreement under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 25, 2006)

10.14	Form of Non-Employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 16, 2009)

10.15	TXI Annual Incentive Plans-Fiscal Year 2012 (incorporated by reference to exhibit 10.15 to Annual Report on Form 10-K filed on July 15, 2011)

10.16	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2012 (incorporated by reference to exhibit 10.17 to Annual Report on Form 10-K filed on July 17, 2009)

10.17	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2013 (incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K filed on July 21, 2010)

10.18	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2014 (incorporated by reference to exhibit 10.18 to Annual Report on Form 10-K filed on July 15, 2011)

10.19	Master Performance-Based Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement filed on August 25, 2006)

10.20	Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on August 12, 2005)

10.21	Form of SAR Agreement for Non-Employee Directors under Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on August 12, 2005)

10.22	Form of Amendment No. 1 to SAR Agreement for Non-Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on April 25, 2006)

10.23	SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan between Texas Industries, Inc. and Mel G. Brekhus, dated June 1, 2004 (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on July 25, 2006)

10.24	Amendment No. 1 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, by and between Texas Industries, Inc. and Mel G. Brekhus dated April 24, 2006 (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K filed on July 25, 2006)

10.25	Contract, dated September 27, 2005, between Riverside Cement Company and Oro Grande Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 30, 2005)

10.26	Deferred Compensation Plan for Directors of Texas Industries, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 24, 2006)

10.27	Form of 2005 Executive Financial Security Plan (Annuity Formula), as amended (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.28	Form of 2005 Executive Financial Security Plan (Lump Sum Formula), as amended (incorporated by reference to Exhibit 10.27 to Quarterly Report Form 10-Q filed on January 7, 2010)

10.29	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on April 25, 2006)

Index to Exhibits-(Continued)

  Exhibit

  Number

10.30	Amendment No. 2 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, between Texas Industries, Inc. and Mel G. Brekhus dated July 11, 2007 (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed on July 13, 2007)

10.31	Contract, signed September 21, 2007, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed on September 27, 2007, noting that portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.32	Contract Amendment No. 1, executed August 17, 2009, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 21, 2009)

12.1	Computation of Ratios of Earnings to Fixed Charges

15.1	Letter re unaudited Interim Financial Information

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

95.1	Mine Safety Disclosure Exhibit

101	The following financial information from Texas Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of February 29, 2012 and May 31, 2011, (ii) Consolidated Statements of Operations for the three months and nine months ended February 29, 2012 and February 28, 2011, (iii) Consolidated Statements of Cash Flows for the nine months ended February 29, 2012 and February 28, 2011, and (iv) the Notes to Consolidated Financial Statements.