Form 10-K
period 2012-05-31
TEXAS INDUSTRIES INC
filed 2012-07-17
CIK 97472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $693,660,606, computed by reference to the price at which the common stock was last sold on the New York Stock Exchange as of November 30, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter.

There were 28,003,219 shares of the Registrant’s common stock outstanding as of June 30, 2012.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant’s definitive proxy statement for the 2012 annual meeting of shareholders are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS

When used in the Report, the terms “Company,” “we,” “us,” or “our” mean Texas Industries, Inc. and subsidiaries unless the context indicates otherwise.

General

We are a leading supplier of heavy construction materials in the southwestern United States through our three business segments: cement, aggregates and consumer products. Our cement segment produces gray portland cement and specialty cements. Our cement production and distribution facilities are concentrated primarily in Texas and California, the two largest cement markets in the United States. Based on production capacity, we are the largest producer of cement in Texas with a 24% share in that state. Our aggregates segment produces natural aggregates, including sand, gravel and crushed limestone, and specialty lightweight aggregates. Our consumer products segment produces ready-mix concrete. We are a major supplier of natural aggregates and ready-mix concrete in Texas and northern Louisiana and, to a lesser extent, in Oklahoma and Arkansas. For financial information about our business segments, see Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Report.

As of May 31, 2012, we had 82 manufacturing facilities in six states. In fiscal year 2012, our net sales were $647.0 million, of which 42% was generated by our cement segment, 23% by our aggregates segment, and 35% by our consumer products segment. During the year, we shipped 3.6 million tons of finished cement, 11.8 million tons of natural aggregates, 1.1 million cubic yards of lightweight aggregates and 2.4 million cubic yards of ready-mix concrete.

Even though the national economy experienced some growth during fiscal year 2012, construction activity remained at low levels. As a consequence, throughout fiscal year 2012 we continued with many of the steps that we began taking in fiscal year 2009 in response to the recession. We also continued to assess other actions that may help us reduce costs, conserve cash or improve our sales or operations. These steps and others are indicative of our intense focus on cost reduction, management of our cash position and management of production levels, which we believe had a significant positive impact on our operating results in the last three fiscal years.

During October 2007, we commenced construction on a project to expand our Hunter, Texas cement plant. In May 2009 we temporarily halted construction on the project because we believed that economic and market conditions made it unlikely that cement demand levels in Texas at that time would permit the new kiln to operate profitably if the project was completed as originally scheduled. We resumed construction in October 2010 and expect to begin commissioning in the fall of 2012. The total capital cost of the project is expected to be between $365 million and $375 million, excluding capitalized interest. As of May 31, 2012, we have incurred approximately $353.1 million, excluding capitalized interest of approximately $68.7 million related to the project, of which $344.4 million has been paid.

On July 29, 2011, we acquired from CEMEX, USA three ready mix concrete plants and one sand and gravel plant, located in the Austin metropolitan market, adding to our existing ready mix and aggregate presence in the region. As a part of the transaction, we transferred to CEMEX USA seven ready mix concrete plants in the Houston market.

On November 18, 2011, we entered into a joint venture agreement with Ratliff Ready-Mix , L.P., a ready mix operator based in Waco, Texas. We contributed seven of our central Texas ready-mix plants and certain related assets to the joint venture in return for a 40% equity interest. We also guaranteed approximately $13 million of joint venture debt.

On April 16, 2012, we sold our Texas based packaged products operations to Bonsal American, a unit of Oldcastle, Inc. The transaction included five production facilities in the Dallas-Fort Worth Metroplex, the Houston metro area, and the Austin/Central Texas region. We entered into a long-term cement supply agreement with Bonsal as a part of the transaction.

On April 20, 2012, we sold our aggregate rail distribution terminal including 154 acres of land and associated assets located in Stafford, Texas, south of Houston, to Lex Missouri City, LP. We continue to supply aggregates to the Houston market through our aggregate distribution terminal located in Katy, Texas, west of Houston.

We expect our capital expenditures in fiscal year 2013 to be approximately $25 million to $35 million, excluding those related to the construction of the Hunter cement plant expansion.

Our Competitive Strengths and Strategies

We believe the following competitive strengths and strategies are key to our ability to grow and compete successfully:

Leading Market Positions.    We strive to be a major supplier in markets that have attractive characteristics, such as large market size, above average long-term projected population growth, strong economic activity and a year-round building season. Based on production capacity, we are the largest producer of cement in Texas (with a 24% share of total production capacity), and the second largest producer of cement in southern California. We believe we are also the largest supplier of expanded shale and clay specialty aggregate products west of the Mississippi River, the second largest supplier of stone, sand and gravel natural aggregate products in North Texas, one of the largest suppliers of ready-mix concrete in North Texas and the Central Texas/Austin region, and one of the largest suppliers of sand and gravel aggregate products and ready-mix concrete in northern Louisiana. We believe our leadership in these markets enhances our competitive position.

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

Strategic Locations and Markets.    The strategic locations of our facilities near our customer base and sources of raw materials allow us to access the largest cement consuming markets in the United States. Our cement manufacturing facilities are located in Texas and California, the two largest U.S. cement markets. During calendar year 2011, Texas and California accounted for approximately 11.0 million and 8.0 million tons, respectively, of cement consumption or approximately 15% and 10%, respectively, of total U.S. cement consumption. California and Texas have also been the largest beneficiaries of federal transportation funding during the last several years. Funds distributed under federal highway legislation historically have comprised a majority of California and Texas’ public works spending. Additionally, Texas utilizes private sources of funds for highway construction through public-private partnerships.

Diversified Product Mix and Broad Range of End-User Markets.    Our revenue streams are derived from multiple end-user markets, including the public works, residential, commercial, industrial and institutional construction sectors, as well as the oil and gas industry. Accordingly, we have a broad and diverse customer base. Our diversified mix of products provides access to this broad range of end-user markets and helps mitigate the exposure to cyclical downturns in any one product or end-user market. No one customer accounted for more than 10% of our net sales in fiscal year 2012.

Long-Standing Customer Relationships.    We have established a solid base of long-standing customer relationships. For example, our ten largest customers during fiscal year 2012 have done business with us for an average of over 20 years. We strive to achieve customer loyalty by delivering superior customer service and maintaining an experienced sales force with in-depth market knowledge. We believe our long-standing relationships and our leading market positions help to provide additional stability to our operating performance and make us a preferred supplier.

Experienced Management Team.    Mel Brekhus, our chief executive officer, Ken Allen, our chief financial officer, Jamie Rogers, our chief operating officer, and the vice presidents for the cement, aggregates and consumer products segments have an average of almost 24 years of industry experience. Our management team has led our company through several industry cycles and has demonstrated the ability to successfully complete and operate major expansion projects.

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

In July 2010 we decided to surrender the operating permits for the four wet kilns at our Midlothian plant, which had a rated annual production capacity of 600,000 tons of clinker. We plan to replace the production capacity of the wet kilns by increasing the much more efficient capacity of the large modern dry process kiln at the plant. Closing the four wet kilns allowed us to obtain the permits needed to enhance and optimize the dry kiln. We do not know when market conditions will support the enhancements. As a consequence, we cannot yet estimate the cost or schedule for the enhancements.

The primary fuel source for all of our facilities is coal, which can be supplemented with natural gas, petroleum coke, tires and other fuels at some of our locations. Our facilities also consume large amounts of electricity. We believe that adequate supplies of both fuel and electricity are available.

We produced approximately 3.6 million tons of finished cement during fiscal year 2012. We shipped approximately 3.6 million tons during the year, of which 3.0 million tons were shipped to outside trade customers. At May 31, 2012, our backlog was approximately 926,000 tons, approximately 425,00 tons of which we do not expect to fill in fiscal year 2013. At May 31, 2011, our backlog was approximately 551,000 tons.

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

Aggregates Segment

Natural Aggregates.    Our natural aggregate operations produce sand, gravel and crushed limestone. These operations are conducted from facilities primarily serving the Dallas/Fort Worth and Austin areas in Texas; the southern Oklahoma area; and the Alexandria and Monroe areas in Louisiana. Additional information about our national aggregates production facilities and associated reserves is provided in Item 2, Properties, of this Report.

We produced approximately 11.7 million tons of natural aggregates during fiscal year 2012. We shipped approximately 11.8 million tons of natural aggregates during fiscal year 2012, of which 9.1 million tons were shipped to outside trade customers. At May 31, 2012, our backlog was approximately 1.4 million tons, approximately 0.7 million tons of which we expect to ship in fiscal year 2013. At May 31, 2011, our backlog was approximately 1.6 million tons.

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

Products are distributed to trade customers principally by contract or customer-owned haulers or through rail distribution facilities. To enhance our efficiency and competitiveness, particularly in sales of crushed stone, we strive to establish direct rail links between production facilities and our key markets, reducing the cost of transportation. We have installed rail capacity at our crushed stone plants and 5 rail terminals close to major markets, which allow rapid loading and unloading of product. In local areas surrounding our rail terminals, we believe we have a transportation cost advantage over some competing suppliers who rely to a greater extent on truck transportation.

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

We produced approximately 1.1 million cubic yards of lightweight aggregates during fiscal year 2012. We shipped approximately 1.1 million cubic yards of lightweight aggregates during fiscal year 2012, of which approximately 0.9 million cubic yards were shipped to outside trade customers. At May 31, 2012, our backlog was approximately 165,000 cubic yards, the majority of which will be shipped in fiscal year 2013. At May 31, 2011, our backlog was approximately 110,000 cubic yards.

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

Consumer Products Segment

Ready-mix Concrete.    Our ready-mix concrete operations are situated in three areas in Texas (Dallas/Fort Worth/Denton, central Texas and east Texas), in north and central Louisiana, and at one location in southern Arkansas. We are also a 40% partner in a joint venture that has ready mix concrete operations in the northern part of central Texas. Additional information about our ready mix concrete production facilities is provided in Item 2, Properties, of this Report.

We shipped approximately 2.4 million cubic yards of ready-mix concrete during fiscal year 2012. At May 31, 2012, our backlog was approximately 1.8 million cubic yards, approximately 0.9 million cubic yards of which we expect to ship in fiscal year 2013. At May 31, 2011, our backlog was approximately 2.5 million cubic yards.

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

Other Products.    Until April 2012, we manufactured and marketed packaged concrete mix, mortar, sand and related packaged products from bagging plants and distribution sites we owned in the Dallas/Fort Worth, Austin and Houston areas in Texas. We also marketed our Maximizer packaged concrete mixes in southern California. On April 16, 2012 we sold our Texas based packaged products operations to Bonsal American, a unit of Oldcastle, Inc. The transaction included five production facilities in the Dallas-Fort Worth Metroplex, the Houston metro area, and the Austin/Central Texas region, and included rights to the Maximizer name and technology. We entered into a long-term cement supply agreement with Bonsal as a part of the transaction.

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

Employees

At May 31, 2012, we had approximately 1,630 employees. Approximately 95 employees at our Oro Grande, California cement plant are covered by a collective bargaining agreement with an original expiration date in June 2012, but the parties have agreed to a short term extension while they conduct good faith bargaining on a new collective bargaining agreement. We expect to reach agreement on a new collective bargaining agreement, but we cannot guarantee this result, nor can we predict what action the union may take if we cannot reach agreement. Approximately 10 employees at our Crestmore plant near Riverside, California are covered by a collective bargaining agreement that expires in August 2013.

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

Intellectual Property

We own trademarks such as TXI® and certain process patents. We believe that none of our active trademarks or patents are essential to our business as a whole.

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

Executive Officers of the Registrant

Following is information as of June 30, 2012 about our executive officers:

Mel G. Brekhus, age 63, has been President and Chief Executive Officer since June 1, 2004. From 1998 through May 2004, he was Executive Vice President, Cement, Aggregate and Concrete. He joined us in 1989 as Vice President, Cement Production and within a short period became Vice President, Cement. His career in the cement industry began in 1972 when he joined Lehigh Portland Cement Company (1972-1983). While at Lehigh, he held various positions throughout the United States as Chemist, Production Manager and Plant Manager. He was Technical Manager and Plant Manager for Missouri Portland Cement Company (1984-1989) in their Midwest operations. His professional affiliations include the Portland Cement Association, where he is Past Chairman and presently a Director.

Kenneth R. Allen, age 54, has been Vice President, Finance and Chief Financial Officer since August 1, 2008. Mr. Allen joined us in 1985 and became Treasurer in 1991 and Vice President and Treasurer in 1999. He continued to serve as Treasurer until July 2008, and from September 2009 until April 2011. Mr. Allen is a director of The Empire District Electric Company.

Frederick G. Anderson, age 61, has been Vice President, General Counsel and Secretary since November 2004. He has been a practicing attorney for over 30 years. From March 2003 until November 2004 he engaged in the private practice of law, including as of counsel to Davis Munck P.C., a Dallas, Texas based law firm. From August 1997 through March 2003, he was Senior Vice President, General Counsel and Secretary of WebLink Wireless, Inc., a wireless telecommunications company. Mr. Anderson maintains membership in the State Bar of Texas and Dallas Bar Association. He is a former Chairman of the Legal Counsels Committee of the Portland Cement Association.

Barry M. Bone, age 54, has been Vice President-Real Estate since 1995 and President of Brookhollow Corporation, our real estate subsidiary, since 1991. He joined us in 1982 and has served in various real estate positions since then.

Michael P. Collar, age 59, has been Vice President-Human Resources of the Company since June 1, 2010. From June 2002 until June 2010, he was Director, Human Resources of the Company. Prior to joining the Company in 2002, Mr. Collar had over 20 years of human resources experience with companies such as Ford Motor Company and Atlantic Richfield Company. Mr. Collar is a member of the Executive Committee of the Cement Employers Association.

James B. Rogers, age 45, has been Vice President and Chief Operating Officer since June 1, 2011. From August 2002 through May 2011, he was Vice President-Consumer Products. He joined us in 1996 and has held various positions in our cement, aggregates and concrete operations since then. He is a director of the National Ready-Mix Concrete Association and the Texas Aggregates and Concrete Association. Mr. Rogers is the son of Robert D. Rogers, our Chairman of the Board.

T. Lesley Vines, age 49, has been Vice President-Corporate Controller since 2004 and Treasurer since April 2011. He was Assistant Treasurer from September 2009 to April 2011. He joined us in November 1995 as the Corporate Tax Manager and later became our Director of Accounting and Tax prior to becoming the Vice President-Corporate Controller. Prior to 1995, he was a Senior Manager with Ernst & Young. Mr. Vines is a Certified Public Accountant.

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

We are dependent upon energy sources, including electricity and fossil fuels, in our manufacturing and product delivery processes. We have generally not entered into any long-term contracts to satisfy our fuel and electricity needs, with the exception of some of our coal needs, which we obtain from specific mines pursuant to contracts that expire on December 31, 2016. Despite our long-term coal contracts, we expect our coal supplies could be interrupted in the event of rail service disruptions or mining difficulties. If we are unable to meet our requirements for fuel and electricity, we may experience interruptions in our production.

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

We rely heavily on third-party truck and rail transportation to ship our products to customers and coal to our plants. Rail and trucking operations are subject to capacity constraints, high fuel costs and various hazards, including extreme weather conditions and slowdowns due to labor strikes and other work stoppages. In Texas, we compete for third party trucking services with oil and gas well operators, which can significantly constrain the availability of those services to us. If there are material changes in the availability or cost of rail or trucking services, we may not be able to arrange alternative and timely means to ship our products or coal at a reasonable cost, which could lead to interruptions or slowdowns in our businesses or increases in our costs.

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

Demand for our products is derived primarily from public (infrastructure), residential and non-residential construction activity in our regional markets in Texas and southern California. Construction activity in each of these markets is cyclical due to its sensitivity to economic conditions in these markets. During the recent economic recession, we experienced significant declines in both sales volumes and prices for our products in all of our market areas. Due to the high fixed-cost nature of our business, our profitability can be significantly and negatively affected by declining volumes, and decreasing prices exacerbate the affect. As a result we have reported losses in 10 of our last 12 quarters.

During fiscal year 2012, while the general economy in our market areas continued its slow recovery from the recent recession, construction activity remained at low levels compared to activity preceding the recession. Until construction activity in our market areas improves significantly, we expect our results of operations will continue to be negatively impacted by these conditions.

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

Our customers engage in a substantial amount of construction in which government funding is an important component. The level of public construction activity is subject to government budget constraints and political shifts, which can result in funding reductions or reallocations. The American Recovery and Reinvestment Act of 2009 provided billions of dollars in funding for infrastructure construction projects. A majority of those funds have been spent, and we do not expect the remaining funds to significantly increase the demand for our products.

Federal funding has historically comprised a majority of California and Texas’ public works spending. Federal highway funding has typically been provided through multi-year highway funding authorization bills, but the last such legislation expired on September 30, 2009. Federal funding was extended by a series of short-term extensions until July 2012 when a new transportation funding authorization was signed by the President. The new bill provides approximately $118 billion of funding for surface transportation programs for the 27 month period ending September 30, 2014.

The states of Texas and California continue to deal with tight state budgets, which is likely to negatively impact state funding for public works projects. A significant decrease in public works spending in either Texas or California for any reason could have an adverse impact on us.

Climate change could impact our business and financial results in ways that cannot be accurately predicted.

Except for the potential impact on us of legal or regulatory limits on emissions of greenhouse gases, which are discussed elsewhere in this report, we do not expect the effects of climate change to have a significant impact on us in the near term. Over the longer term, such effects are highly uncertain. On one hand, we expect that the impact of future climate change laws and regulations on energy producers and other vendors could increase our energy and other costs. Changes in rainfall and other weather patterns could result in localized shortages of water, a critical resource in our manufacturing processes. Since the process of manufacturing cement produces carbon dioxide, a greenhouse gas, researchers could develop alternative manufacturing processes or products that produce reduced or no greenhouse gases. If such processes or products were successful in the marketplace, the impact on us could be either positive or negative, depending on whether we could economically use the process or produce the product. On the other hand, it is possible that demand for our products could increase as certain geographic areas or industries cope with other impacts of climate change. All of these potential impacts are speculative, however, and the ultimate effects on our business and financial results cannot be accurately predicted.

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

California Climate Change Regulations.    In 2006, California adopted the “California Global Warming Solutions Act of 2006”, which requires the California Air Resources Board (CARB) to implement rules designed to achieve a statewide reduction in greenhouse gas (GHG) emissions in California to 1990 levels by 2020. In December 2010, CARB adopted new rules that establish a market-based cap-and-trade program scheduled to begin on January 1, 2013. The new rules will apply to our cement plant in Oro Grande, California and ultimately to our lightweight aggregate plant in Frazier Park, California.

The new rules establish a statewide cap on the level of GHG emissions from covered industries for each year from 2013 to 2020. The cap will decline approximately 2% to 3% per year. Individual facilities such as ours will not be assigned a specific limit on GHG emissions. Instead, we will be required to surrender allowances (each covering the equivalent of one ton of carbon dioxide) equal to our total GHG emissions. CARB will allocate allowances equal to the declining cap in a manner prescribed by the rules. To provide a gradual transition, CARB will provide significant free allowances to cement plants because they are energy intensive and trade exposed businesses. If our emissions exceed the number of allowances we receive, we may purchase additional allowances in the open market, buy them at a regular quarterly auction conducted by CARB or purchase them from a state price containment reserve. At this time market prices of allowances have not been well established, but the rules establish a minimum price of $10 per ton for 2013, and actual prices will depend on market conditions.

Our allocation of free allowances will be based on our annual GHG intensity (i.e., our GHG emissions per unit of production) compared to the California cement sector intensity benchmark determined by CARB. Our level of free allowances will be reduced over time with the implementation of a cap adjustment factor intended to gradually reduce the statewide cap over time.

We expect to incur additional costs because of these regulations. However, the interpretation of many aspects of the rules is still uncertain. It is too early in the process to determine the total number of allowances that we may be required to purchase. We also expect that our energy costs will increase due to the impact of these regulations on the electric utility industry. In addition, the California cement industry is discussing a number of issues with CARB, including a California border adjustment mechanism to help create a level playing field with imported cement. As a result of these and other uncertainties, at this time we cannot predict the ultimate cost or effect of the rules on our business.

Federal Climate Change Regulations.    The U.S. Supreme Court decision in Massachusetts v. EPA relating to regulation of GHG emissions from automobiles spurred the Environmental Protection Agency (EPA) to issue in December 2009 a finding that certain GHGs such as carbon dioxide contribute to air pollution that may endanger public health or welfare. The endangerment finding does not include any proposed regulations. Although both the Obama Administration and the Administrator of the EPA indicated their preference for comprehensive federal legislation regulating the emission of GHGs, no such legislation has been adopted nor does it appear likely that any will be adopted in the near term.

In the absence of federal legislation, the EPA issued a final rule in May 2010 that requires us to incorporate best available control technology in any new cement plant that we propose to build and in our existing cement plants when we propose to modify them in a manner that would increase GHG emissions (in our case, basically carbon dioxide emissions) by more than 75,000 tons per year. This rule and the endangerment finding were challenged in court by many public and private parties, but in June 2012 the U.S. Circuit Court for the District of Columbia upheld the endangerment finding and the related GHG rules. Several legislative attempts have been made in the U.S. Congress to strip or limit the EPA’s authority to regulate GHGs, but none of these attempts appear likely to succeed.

No technologies or methods of operation for reducing or capturing GHGs such as carbon dioxide have been proven successful in large scale applications other than improvements in fuel efficiency. We do not currently know what the EPA will require as best available control technology for our cement plants or what conditions it will require to be added to any of our operating permits in the event we propose to modify a plant in a way that would trigger the new rules. In addition, we cannot predict whether the court ruling upholding the GHG rules will be appealed, and if it is, the ultimate outcome of the appeal. We also cannot predict the outcome of the policy debates in the U.S. Congress regarding the regulation of GHGs. Therefore, at this time, it is impossible to predict what the ultimate cost or effect of the EPA’s GHG rules will be on our business.

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

Federal Air Emission Regulations.    In August 2010, the EPA issued final rules that dramatically reduced the permitted emissions of mercury, total hydrocarbons, particulate matter and hydrochloric acid from cement plants. The rules were originally scheduled to take full effect in September 2013. The Portland Cement Association and several cement manufacturers, including us, petitioned the EPA to reconsider the rules and to delay the effective date of the rules, and the same parties also challenged the validity of the rules in court. The EPA agreed to reconsider certain aspects of the rules, but not the limits on emissions. In December 2011 the court ruled that the EPA acted arbitrarily in certain respects and remanded the rule for further action by the EPA. In response, in July 2012 the EPA is expected to propose a revised rule that, among other things, will ease the emission limit on particulate matter and extend the effective date for compliance to September 2015. The proposed revised rule is expected to become final in December 2012. We cannot guarantee that the rule will become final then, or that the proposed rule will become final without further changes.

We have conducted tests to analyze the current level of compliance of our cement plants with the standards in the proposed revised rule. Based on information currently available to us, we believe that our plant in Oro Grande, California will not meet the mercury emission standard and it may not meet the hydrochloric acid standard, The existing kiln at our plant in Hunter, Texas will not meet the particulate matter standard. We expect that the new kiln that is under construction at the Hunter plant, when it is completed, will meet the particulate matter and other standards. We cannot assure you that these are the only cases in which one of our plants will not meet the new standards when a final rule is adopted.

For the Oro Grande plant, we have identified mercury monitoring and control equipment that we believe will comply with the currently proposed mercury standard, and equipment is being tested that we believe may comply with the proposed hydrochloric acid standard. We expect the existing kiln at the Hunter plant will require a new bag house to bring it into compliance with the new particulate matter standard. We currently believe the cost for installing monitoring and control equipment at both plants will be in the range of $30 million to $35 million. At this time, however, we cannot assure you that new equipment will be available and installed before the new standards take effect, or that such equipment, when installed, will reduce emissions sufficiently to meet the new standards.

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

In order to strengthen our competitive position, in recent years we have made significant capital expenditures to expand our facilities. During October 2007, we commenced construction on a project to expand our Hunter, Texas cement plant. In May 2009 we temporarily halted construction on the project because we believed that economic and market conditions made it unlikely that cement demand levels in Texas at that time would permit the new kiln to operate profitably if the project was completed as originally scheduled. We resumed construction in October 2010 and expect to begin commissioning in the fall of 2012. The total capital cost of the project is expected to be between $365 million and $375 million, excluding capitalized interest. As of May 31, 2012, we have incurred approximately $353.1 million, excluding capitalized interest of approximately $68.7 million related to the project, of which $344.4 million has been paid.

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

Our ability to make payments on, or repay or refinance, our debt and to fund planned capital expenditures will depend largely upon the availability of financing and our future operating performance. In three out of the last four fiscal years we incurred a net loss. Our future operating performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds in the future if needed to make payments on our debt will depend on our satisfaction of the covenants in our senior secured credit facility and our other current and future debt agreements. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior secured credit facility or from other sources in an amount sufficient to pay our debt or to fund our other liquidity needs. If we are unable to generate sufficient cash flow to meet our debt service requirements, we may have to renegotiate the terms of our debt or obtain additional financing. We cannot assure you that we will be able to refinance any of our debt or obtain additional financing on commercially reasonable terms or at all. If we were unable to meet our debt service requirements or obtain new financing under these circumstances, we would have to consider other options, such as:

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

We are not required to maintain any financial ratios or covenants unless an event of default occurs or the unused portion of our borrowing base under our senior secured credit facility is less than $25 million, in which case we must comply with a fixed charge coverage ratio of 1.0 to 1.0.

At May 31, 2012 we were in compliance with our loan covenants. Various risks and events beyond our control could in the future affect our ability to comply with these covenants and maintain financial tests and ratios. If we cannot comply with the fixed charge coverage ratio in our senior secured credit facility and the unused portion of our borrowing base falls below $25 million, we may not be able to borrow under this facility. At May 31, 2012, our fixed charge coverage ratio was (.39) to 1.0. Given this ratio, we may use only $122.8 million of the borrowing base as of such date. Because $26.9 million of the borrowing base was used to support letters of credit, the maximum amount we could borrow as of May 31, 2012 was $95.9 million.

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

The cement industry has in the past obtained antidumping orders imposing duties on imports of cement and clinker from other countries that violated U.S. fair trade laws. Currently, an antidumping order against cement and clinker from Japan will expire in 2016 unless it is extended by the Federal Trade Commission. As has always been the case, cement operators with import facilities can purchase cement from other countries, such as those in Latin America and Asia, which could compete with domestic producers. In addition, if currently proposed environmental regulations increase the costs of domestic producers compared to foreign producers that are not subject to similar regulations, imported cement could achieve a significant cost advantage over domestically produced cement. An influx of cement or clinker products from countries not subject to antidumping orders, or sales of imported cement or clinker in violation of U.S. fair trade laws, could adversely affect us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

General

As of May 31, 2012, we:

•	manufactured cement at three facilities in Texas and California using limestone from adjacent quarries,

•	produced natural aggregates (sand, gravel and crushed limestone) from 9 mines in Texas, Louisiana and Oklahoma,

•	manufactured lightweight aggregates from three facilities in Texas, Colorado and California using shale and clay from adjacent mines, and

•	manufactured ready-mix concrete at 64 plants in Texas, Louisiana and Arkansas.

In addition, we operated 8 cement distribution terminals, 5 aggregate distribution terminals, and 2 cement packaging facilities.

The following map shows the locations of our cement, aggregate and ready-mix manufacturing and distribution facilities at May 31, 2012, all of which are in the United States.

NORTH
Counties with one or more Ready Mix Concrete Facilities
Expanded Shale and Clay Production Facility
Cement Production Facility
Rail Terminal
Crushed Stone Production Facility
Sand and Gravel Production Facility
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

Cement

Our cement production facilities are located at three sites in Texas and California: Midlothian, Texas, south of Dallas/Fort Worth, the largest cement plant in Texas; Hunter, Texas, between Austin and San Antonio; and Oro Grande, California, near Los Angeles. The following table summarizes certain information about our cement manufacturing facilities at May 31, 2012:

Plant	Rated Annual Productive Capacity— Tons of Clinker	Manufacturing Process	Service Date	Internally Estimated Minimum Reserves—Years
Midlothian, TX	2,200,000	Dry	2001	58
Hunter, TX	850,000	Dry	1979	100
Oro Grande, CA	2,200,000	Dry	2008	66

Total	5,250,000

Reserves identified with the facilities shown above are contained on approximately 5,579 acres of land we own. At May 31, 2012, we estimate our total proven and probable limestone reserves to be approximately 899 million tons.

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

Natural Aggregates

Our natural aggregate operations are conducted from facilities primarily serving the Dallas/Fort Worth and Austin areas in Texas; the southern Oklahoma area; and the Alexandria and Monroe areas in Louisiana. The following table summarizes certain information about our natural aggregate production facilities at May 31, 2012.

Type of Facility and General Location	Number of Plants	Rated Annual Productive Capacity	Internally Estimated Minimum Reserves—Years
Crushed Limestone:
North Central Texas	1	9.0 million tons	30
Oklahoma	1	6.0 million tons	90
Sand & Gravel:
North Central Texas	2	2.3 million tons	15
Central Texas	2	2.3 million tons	25
Louisiana	3	0.9 million tons	10

Reserves identified with the facilities shown above and additional reserves available to support future plant sites are contained on approximately 19,200 acres of land, of which we own approximately 14,800 acres and lease the remainder. We typically acquire an option on a property prior to lease or purchase. At May 31, 2012, we estimate our total proven and probable aggregate reserves to be approximately 793 million tons, of which 85% are owned and 15% are leased.

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

Lightweight Aggregates

Our lightweight aggregate manufacturing facilities serve primarily the Dallas/Fort Worth, Austin and Houston areas in Texas; the Oakland/San Francisco and Los Angeles areas in California; and the Denver area in Colorado. The following table summarizes certain information about our lightweight aggregate production facilities at May 31, 2012.

Location	Number of Plants	Rated Annual Productive Capacity	Internally Estimated Minimum Reserves—Years
North Central Texas	1	.8 million cu. yds.	100
California	1	.3 million cu. yds.	100
Colorado	1	.5 million cu. yds.	25

Reserves identified with the facilities shown above are contained on approximately 3,900 acres of land, of which we own approximately 1,100 acres and lease the remainder. At May 31, 2012, we estimate our total proven and probable shale and clay reserves to be approximately 145 million tons.

Our lightweight aggregate manufacturing facilities include kilns, crushers, coolers and other equipment used to process shale and clay into lightweight aggregate, as well as equipment used to extract and transport the shale and clay from the adjacent mines. The lightweight aggregate facilities are served by rail and truck. We believe the facilities are generally in good condition and suitable for the purposes for which they are used.

Ready-Mix Concrete

Our ready-mix concrete operations are situated in three areas in Texas (Dallas/Fort Worth/Denton, central Texas and east Texas), in north and central Louisiana, and at one location in southern Arkansas. The following table summarizes certain information about our ready-mix concrete facilities at May 31, 2012.

Location	Number of Plants	Number of Trucks
Texas	51	290
Louisiana	12	75
Arkansas	1	2

We hold approximately 431 acres for our current and future ready-mix concrete operations, of which we own approximately 349 acres and lease approximately 82 additional acres.

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

Market and Shareholder Information

Shares of our common stock, $1 par value, are traded on the New York Stock Exchange (ticker symbol TXI). There were 1,465 shareholder accounts of record as of June 30, 2012. Restrictions on the payment of dividends are described in Note 3 of Notes to Consolidated Financial Statements in Item 8 of this Report. On October 12, 2011, the Company suspended payment of its quarterly cash dividend. The following table sets forth for each of the fiscal quarterly periods ending with the month indicated the high and low prices per share for our common stock as reported on the New York Stock Exchange and cash dividends declared per share.

Per share	Aug.	Nov.	Feb.	May
2012
Stock prices: High	$43.09	$39.34	$36.18	$38.66
Low	30.11	21.89	24.73	30.77
Cash dividends declared	.075	—	—	—
2011
Stock prices: High	$36.74	$40.85	$47.42	$46.45
Low	27.28	30.46	38.25	37.51
Cash dividends declared	.075	.075	.075	.075

Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of May 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	2,145,570	$38.54	335,199
Equity compensation plans not approved by security holders(2)	2,995	—	—

Total	2,148,565	$38.49	335,199

(1)	Our equity compensation plans are described in Note 6 of Notes to Consolidated Financial Statements in Item 8 of this Report.

(2)	Represents common stock issuable under deferred compensation agreements in which directors elected to defer their fees. Compensation so deferred is denominated in shares of our common stock determined by reference to the average market price as specified by the terms of the individual agreement. Dividends are credited to the account denominated in shares of our common stock at a value equal to the fair market value of the stock on the date of payment of such dividend.

All shares of common stock issuable under our compensation plans are subject to adjustment to reflect any increase or decrease in the number of shares outstanding as a result of stock splits, combination of shares, recapitalizations, mergers or consolidations.

Recent Sales of Unregistered Securities

We did not sell unregistered equity securities during fiscal year 2012 that were not reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not purchase any of our Common Stock during the three-month period ended May 31, 2012.

ITEM 6.	SELECTED FINANCIAL DATA

$ In thousands except per share	2012	2011	2010	2009	2008
FOR THE YEAR
Net sales	$647,003	$621,813	$621,064	$839,202	$1,028,854
Net income (loss)	7,476	(64,913)	(38,853)	(17,647)	87,631
Capital expenditures	106,336	45,683	13,659	288,544	312,525
PER SHARE INFORMATION
Net income (loss) (diluted)	$.27	$(2.33)	$(1.40)	$(.64)	$3.14
Cash dividends	.075	.30	.30	.30	.30
Book value	24.87	24.94	27.39	28.98	30.02
YEAR END POSITION
Total assets	$1,576,928	$1,551,011	$1,531,747	$1,572,544	$1,531,534
Net working capital	208,028	249,227	245,072	219,143	186,897
Long-term debt	656,949	652,403	538,620	541,540	401,880
Shareholders’ equity	696,271	695,582	761,248	803,145	825,367
Return on average common equity	1.1%	(9.0)%	(4.9)%	(2.1)%	11.2%
OTHER INFORMATION
Diluted average common shares outstanding (in thousands)	28,016	27,825	27,744	27,614	27,860
Common stock prices
High	$43.09	$47.42	$48.70	$74.75	$93.80
Low	21.89	27.28	27.36	12.58	45.38

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a leading supplier of heavy construction materials in the southwestern United States through our three business segments: cement, aggregates and consumer products. Our principal products are gray portland cement, produced and sold through our cement segment; stone, sand and gravel, produced and sold through our aggregates segment; and ready-mix concrete, produced and sold through our consumer products segment. Other products include expanded shale and clay lightweight aggregates, produced and sold through our aggregates segment.

Our facilities are concentrated primarily in Texas, Louisiana and California. We own long-term reserves of the primary raw materials for the production of cement and aggregates. Our business requires large amounts of capital investment, energy, labor and maintenance.

Even though the national economy experienced some growth during fiscal year 2012, construction activity remained at low levels. As a consequence, throughout fiscal year 2012 we continued with many of the steps that we began taking in fiscal year 2009 in response to the recession. We also continued to assess other actions that may help us reduce costs, conserve cash or improve our sales or operations. These steps and others are indicative of our intense focus on cost reduction, management of our cash position and management of production levels, which we believe had a significant positive impact on our operating results in the last three fiscal years.

In October 2007 we commenced construction on a project to expand our Hunter, Texas cement plant. In May 2009 we temporarily halted construction on the project because we believed that economic and market conditions made it unlikely that cement demand levels in Texas at that time would permit the new kiln to operate profitably if the project was completed as originally scheduled. We resumed construction in October 2010 and expect to begin commissioning in the fall of 2012. The total capital cost of the project is expected to be between $365 million and $375 million, excluding capitalized interest. As of May 31, 2012, we have incurred $353.1 million, excluding capitalized interest of $68.7 million related to the project, of which $344.4 million has been paid.

In April 2011 we entered into an asset exchange transaction in which we acquired the ready-mix operations of Transit Mix Concrete and Materials Company, a subsidiary of Trinity Industries, Inc., that serve the central Texas market from north of San Antonio to Hillsboro, Texas. In exchange for the ready-mix facilities, we transferred to Trinity Materials, Inc., also a subsidiary of Trinity Industries, Inc., the aggregate operations at the Anacoco sand and gravel plant, which serves the southwest Louisiana and southeast Texas markets, and the Paradise and Beckett sand and gravel plants, which both serve the north Texas market. The exchange resulted in the acquisition of ready-mix property, plant and equipment of $17.4 million and the recognition of a gain of $12.0 million in 2011. The gain from the transaction is reported in our aggregates segment, and the operating results of the acquired ready-mix operations are reported in our consumer products segment.

In July 2011 we entered into an asset exchange transaction with CEMEX USA in which we acquired three ready-mix concrete plants and a sand and gravel plant that serve the Austin, Texas metropolitan market. In exchange, we transferred to CEMEX USA seven ready-mix concrete plants in the Houston, Texas market, and we designated four non-operating ready-mix plant sites in the Houston area as surplus real estate. The exchange resulted in the acquisition of ready-mix and aggregate property, plant and equipment of $6.1 million and the recognition of a gain of $1.6 million in 2012. The gain from the transaction and the operating results of the acquired ready-mix operations are reported in our consumer products segment, and the operating results of the acquired sand and gravel operations are reported in our aggregates segment.

In November 2011 we entered into a joint venture agreement with Ratliff Ready-Mix, L.P., a ready-mix operator based in Waco, Texas. We contributed seven of our central Texas ready-mix plants and certain related assets to the joint venture and guaranteed 50%, or $13.0 million of the debt of the joint venture. The fair value of our 40% equity interest in the joint venture was $13.0 million which resulted in the recognition of a gain of

$8.9 million in 2012. The gain from the transaction and our proportional share of the joint venture operating results are reported in our consumer products segment.

In April 2012 we sold our Texas-based package products operations to Bonsal American, a unit of Oldcastle, Inc. The transaction included five production facilities that serve the Texas market from the Dallas-Fort Worth area of north Texas to the Houston area of south Texas and extending through Austin and central Texas. The sale resulted in the recognition of a gain of $30.9 million in 2012. As a part of the agreement, we have entered into a long-term cement supply agreement with Bonsal American and will continue to produce and sell packaged cement and masonry cements in the Texas region. The gain from the transaction is reported in our consumer products segment.

In April 2012 we sold our aggregate rail distribution terminal and associated assets located in Stafford, Texas to Lex Missouri City, LP, which resulted in the recognition of a gain of $20.8 million in 2012 that is reported in our aggregates segment.

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

During fiscal year 2012, construction activity remained at low levels in both our California and Texas market areas. We have continued to focus on cost reduction, management of our cash position and management of production levels, which we believe has had a significant positive impact on our operating results.

Consolidated sales for fiscal year 2012 were $647.0 million, an increase of $25.2 million from the prior fiscal year. Consolidated cost of products sold was $601.3 million, an increase of $4.8 million from the prior fiscal year. Consolidated gross profit was $45.7 million, an increase of $20.4 million from the prior fiscal year. Cement segment gross profit increased approximately $25 million as a result of higher shipments and improved margins due to lower unit costs.

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

Consolidated selling, general and administrative expense for fiscal year 2012 was $73.1 million, a decrease of $3.4 million from the prior fiscal year. Consolidated selling, general and administrative expense for fiscal year 2011 was $76.4 million, a decrease of $3.0 million from the prior fiscal year. Controllable expenses decreased $2.1 million in 2012 and $2.3 million in 2011 from the prior fiscal years. We recognized $5.1 million incentive compensation expense in 2012 and $1.3 million in expense associated with the acquisition of ready-mix operating assets through an asset exchange transaction in 2011. In addition, bad debt expense decreased $3.1 million in 2012 and increased $1.4 million in 2011 and insurance expense decreased $0.8 million in 2012 and increased $1.7 million in 2011 from the prior fiscal years. Our stock-based compensation includes awards expected to be settled in cash, the expense for which is based on their fair value at the end of each period until the awards are paid. The impact of changes in our stock price on the fair value of these awards decreased expense $3.4 million in 2012 and increased expense $0.3 million in 2011 from the prior fiscal years. Our financial security plan postretirement benefit obligations are determined using assumptions as of the end of the year. Actuarial gains or losses are recognized when incurred. In 2010, it was discovered that our actuarial assumptions for certain participants failed to consider that these participants will receive their defined benefit for a minimum of 15 years or life. Previously, our calculations had incorrectly assumed that the payments to these participants ceased after 15 years. We recomputed the defined benefit liability for these participants and accordingly recognized a charge of $4.4 million in 2010 to record the additional liability. Financial security plan postretirement benefit expense excluding this adjustment increased $2.2 million in 2012 and decreased $1.0 million in 2011 from the prior fiscal years.

Consolidated other income for fiscal year 2012 was $73.8 million, an increase of $52.3 million from the prior fiscal year. Consolidated other income for fiscal year 2011 was $21.5 million, an increase of $10.8 million from the prior fiscal year. Consolidated other income includes gains from the sale or exchange of operating assets and emission credits of $70.1 million in 2012, $15.4 million in 2011 and $4.8 million in 2010. The sale of our Texas-based package products operations and aggregate rail distribution terminal and associated assets resulted in gains of $30.9 million and $20.8 million in 2012. Routine sales of surplus operating assets and real estate resulted in gains of $5.4 million in 2012, $1.7 million in 2011 and $1.4 million in 2010. Sales of emission credits associated with our Crestmore cement plant in Riverside, California resulted in gains of $2.5 million in 2012, $1.7 million in 2011 and $3.4 million in 2010. We also entered into ready-mix and aggregate asset exchange transactions and a joint venture agreement that resulted in the recognition of gains of $10.5 million in 2012 and $12.0 million in 2011. In addition, we have entered into various oil and gas lease agreements on property we own in north Texas.

The terms of the agreements include the payment of a lease bonus and royalties on any oil and gas produced. Lease bonus payments and royalties on oil and gas produced resulted in income of $1.3 million in 2012, $3.1 million in 2011 and $1.1 million in 2010.

Consolidated operating profit for fiscal years 2012, 2011 and 2010 was $79.1 million, $1.2 million and $31.5 million, respectively. The following is a summary of operating results for our business segments and certain other information related to our principal products and non-operating income and expenses.

Cement Operations

	Year ended May 31,
In thousands except per unit	2012	2011	2010
Operating Results
Cement sales	$278,413	$256,385	$266,180
Other sales and delivery fees	36,880	30,909	28,333

Total segment sales	315,293	287,294	294,513
Cost of products sold	286,125	283,407	270,763

Gross profit	29,168	3,887	23,750
Selling, general and administrative	(16,531)	(18,967)	(17,528)
Restructuring charges	(1,074)	—	—
Other income	8,925	4,831	7,774

Operating Profit (Loss)	$20,488	$(10,249)	$13,996

Cement
Shipments (tons)	3,580	3,301	3,226
Prices ($/ton)	$77.75	$77.68	$82.51
Cost of sales ($/ton)	$70.09	$77.29	$76.36

Fiscal Year 2012 Compared to Fiscal Year 2011

Cement operating profit for fiscal year 2012 was $20.5 million. Cement operating loss for fiscal year 2011 was $10.2 million. Cement operating profit for fiscal year 2012 increased $30.7 million from the prior fiscal year.

Total segment sales for fiscal year 2012 were $315.3 million compared to $287.3 million for the prior fiscal year. Cement sales increased $22.0 million from the prior fiscal year on higher shipments. Our Texas market area accounted for approximately 68% of cement sales in the current fiscal year compared to 71% of cement sales in the prior fiscal year. Cement shipments increased 3% in our Texas market area and 21% in our California market area from the prior fiscal year. Average prices increased 1% in our Texas market area and decreased 2% in our California market area from the prior fiscal year.

Cost of products sold for fiscal year 2012 increased $2.7 million from the prior fiscal year. The effect of higher shipments was offset in part by the effect of higher cement production and lower cement unit costs. Cement unit costs decreased 9% from the prior fiscal year on lower energy and supplies and maintenance costs. Supplies and maintenance costs related to scheduled maintenance at our three cement plants decreased approximately $1 million from the prior fiscal year.

Selling, general and administrative expense for fiscal year 2012 decreased $2.4 million from the prior fiscal year. The decrease was primarily due to $1.2 million lower controllable expenses, $1.4 million lower bad debt expense and $1.4 million lower insurance expense offset in part by $1.5 million higher incentive compensation expense.

Restructuring charges of $1.1 million were recorded in fiscal year 2012. These charges consist primarily of severance and benefit costs associated with various workforce reduction initiatives.

Other income for fiscal year 2012 increased $4.1 million from the prior fiscal year. The increase was primarily due to $3.0 million higher gains from routine sales of surplus operating assets and $0.8 million higher in gains from sales of emissions credits associated with our Crestmore cement plant in Riverside, California.

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

Aggregate Operations

	Year ended May 31,
In thousands except per unit	2012	2011	2010
Operating Results
Stone, sand and gravel sales	$85,537	$89,045	$88,019
Expanded shale and clay sales and delivery fees	89,023	83,380	76,928

Total segment sales	174,560	172,425	164,947
Cost of products sold	152,846	152,102	142,963

Gross profit	21,714	20,323	21,984
Selling, general and administrative	(10,567)	(11,389)	(9,602)
Restructuring charges	(437)	—	—
Other income	22,845	13,704	1,419

Operating Profit	$33,555	$22,638	$13,801

Stone, sand and gravel
Shipments (tons)	11,838	12,065	11,363
Prices ($/ton)	$7.23	$7.38	$7.75
Cost of sales ($/ton)	$6.44	$6.72	$6.91

Fiscal Year 2012 Compared to Fiscal Year 2011

Aggregate operating profit for fiscal year 2012 was $33.6 million, an increase of $10.9 million from the prior fiscal year. Operating profit for fiscal year 2012 includes a gain of $20.8 million from the sale of our aggregate rail distribution terminal and associated assets located in Stafford, Texas. Operating profit for fiscal year 2011 includes a gain of $12.0 million recognized in connection with the exchange of aggregate operating assets for ready-mix operating assets. Excluding these gains operating profit increased $2.1 million from the prior fiscal year.

Total segment sales for fiscal year 2012 were $174.6 million compared to $172.4 million for the prior fiscal year. Stone, sand and gravel sales decreased $3.5 million from the prior fiscal year. The effect of the disposition of aggregate operating assets through the asset exchange transaction completed in April 2011 decreased sales $7.2 million, shipments 7% and average prices 2% from the prior fiscal year. Stone, sand and gravel sales from current operations increased $3.7 million from the prior fiscal year on 5% higher shipments and comparable average prices.

Cost of products sold for fiscal year 2012 increased $0.7 million from the prior fiscal year. The effect of the disposition of aggregate operating assets through the asset exchange transaction completed in April 2011 decreased stone, sand and gravel cost of products sold $7.2 million. Cost of products sold from current operations increased $7.9 million primarily due to higher stone, sand and gravel shipments and higher freight costs. Stone, sand and gravel unit costs decreased 4% from the prior year period primarily due to the effect on unit costs of the disposition of aggregate operating assets through the asset exchange transaction completed in April 2011.

Selling, general and administrative expense for fiscal year 2012 decreased $0.8 million from the prior fiscal year. The decrease was primarily due to $1.2 million lower controllable expenses and $0.3 million lower bad debt expense offset in part by $0.8 million higher incentive compensation expense.

Restructuring charges of $0.4 million were recorded in fiscal year 2012. These charges consist primarily of severance and benefit costs associated with various workforce reduction initiatives.

Other income for fiscal year 2012 increased $9.1 million. Other income in 2012 includes a gain of $20.8 million from the sale of our aggregate rail distribution terminal and associated assets located in Stafford, Texas. Other income in 2011 includes a gain of $12.0 million from the exchange of aggregate operating assets for ready-mix operating assets.

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

Total segment sales for fiscal year 2011 were $172.4 million compared to $164.9 million for the prior fiscal year. Stone, sand and gravel sales increased $1.0 million on 5% lower average prices and 8% higher shipments excluding the effect of the exchange of aggregate operating assets reduced shipments 2% from the prior fiscal year.

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

Consumer Products Operations

	Year ended May 31,
In thousands except per unit	2012	2011	2010
Operating Results
Ready-mix concrete sales	$182,478	$180,826	$175,712
Package products sales and delivery fees	49,250	55,322	55,671

Total segment sales	231,728	236,148	231,383
Cost of products sold	236,863	235,055	218,119

Gross profit (loss)	(5,135)	1,093	13,264
Selling, general and administrative	(10,846)	(12,773)	(10,193)
Restructuring charges	(536)	—	—
Other income	41,552	529	586

Operating Profit (Loss)	$25,035	$(11,151)	$3,657

Ready-mix concrete
Shipments (cubic yards)	2,399	2,415	2,147
Prices ($/cubic yard)	$76.06	$74.87	$81.83
Cost of sales ($/cubic yard)	$80.54	$77.89	$79.82

Fiscal Year 2012 Compared to Fiscal Year 2011

Consumer products operating profit for fiscal year 2012 was $25.0 million. Consumer products operating loss for fiscal year 2011 was $11.2 million. Consumer products operating profit for fiscal year 2012 includes a gain from the sale of our Texas-based package products operations of $30.9 million and gains from exchanges of operating assets of $10.5 million. Consumer products operating loss increased $3.0 million from the prior fiscal year excluding these gains and the related $2.2 million lower package products operating profit.

Total segment sales for fiscal year 2012 were $231.7 million compared to $236.1 million for the prior fiscal year. Ready-mix concrete sales increased $1.7 million from the prior fiscal year. The net effect of the asset exchange transactions completed in April and July 2011 increased sales $7.2 million, shipments 3% and average prices 1% from the prior fiscal year. Ready-mix concrete sales excluding the net effect of the asset exchange transactions decreased $5.5 million from the prior fiscal year on 4% lower shipments and 1% higher average prices.

Cost of products sold for fiscal year 2012 increased $1.8 million from the prior fiscal year. Cost of products sold increased $6.6 million due to the net effect of the asset exchange transactions completed in April and July 2011. Cost of products sold for package products operations decreased $3.1 million. Cost of products sold excluding these effects decreased $1.7 million from the prior fiscal year primarily due to lower shipments. Ready-mix concrete unit costs increased 3% from the prior fiscal year primarily due to higher diesel costs.

Selling, general and administrative expense for fiscal year 2012 decreased $1.9 million from the prior fiscal year. In addition to $1.3 million in expenses associated with the acquisition of ready-mix operating assets through as asset exchange transaction recognized in 2011, the decrease was primarily due to $1.0 million lower controllable expenses and $1.4 million lower bad debt expense offset in part by $1.0 million higher insurance expense and $1.1 million higher incentive compensation expense.

Restructuring charges of $0.5 million were recorded in fiscal year 2012. These charges consist primarily of severance and benefit costs associated with various workforce reduction initiatives.

Other income for fiscal year 2012 increased $41.0 million from the prior fiscal year. Other income in 2012 includes a gain of $30.9 million from the sale of our Texas-based package products operations. In addition, we entered into ready-mix and aggregate asset exchange transactions and a joint venture agreement that resulted in the recognition of gains of $10.5 million in 2012.

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

Other income for fiscal year 2011 was comparable to the prior fiscal year.

Corporate

	Year ended May 31,
In thousands	2012	2011	2010
Other income	$511	$2,448	$887
Selling, general and administrative	(35,113)	(33,291)	(42,092)
Restructuring charges	(1,169)	—	—

	$(35,771)	$(30,843)	$(41,205)

Fiscal Year 2012 Compared to Fiscal Year 2011

Corporate other income for fiscal year 2012 decreased $1.9 million from the prior fiscal year primarily due to $1.8 million lower oil and gas lease bonus and royalty payments and $0.1 million lower interest income.

Corporate selling, general and administrative expense for fiscal year 2012 increased $1.8 million from the prior fiscal year. In addition to $1.3 million higher controllable expenses, we recognized $1.8 million incentive compensation expense in 2012. Our stock-based compensation includes awards expected to be settled in cash, the expense for which is based on their fair value at the end of each period until the awards are paid. The impact of changes in our stock price on the fair value of these awards decreased expense $3.4 million. Our financial security plan postretirement benefit obligations are determined using assumptions as of the end of the year. Actuarial gains or losses are recognized when incurred. Financial security plan postretirement benefit expense increased $2.2 million.

Restructuring charges of $1.2 million were recorded in fiscal year 2012. These charges consist primarily of severance and benefit costs associated with various workforce reduction initiatives.

Fiscal Year 2011 Compared to Fiscal Year 2010

Corporate other income for fiscal year 2011 increased $1.6 million from the prior fiscal year primarily due to $2.2 million higher oil and gas lease bonus and royalty payments offset in part by $0.6 million lower interest income.

Corporate selling, general and administrative expense for fiscal year 2011 decreased $8.8 million from the prior fiscal year. The decrease was primarily the result of $5.4 million lower financial security plan postretirement benefit expense. Financial security plan postretirement benefit expense excluding a charge of $4.4 million we recognized in 2010 decreased $1.0 million from the prior fiscal year. In addition to $1.8 million lower provisions for casualty insurance claims and property tax expense, our focus on reducing controllable costs lowered other expenses $1.6 million from the prior fiscal year.

Interest

Interest expense incurred for fiscal year 2012 was $68.5 million, of which $33.7 million was capitalized in connection with our Hunter, Texas cement plant expansion project and $34.8 million was expensed. Interest expense incurred for fiscal year 2011 was $66.3 million, of which $18.7 million was capitalized in connection with our Hunter, Texas cement plant expansion project and $47.6 million was expensed. Interest expense incurred for fiscal year 2010 was $52.2 million, all of which was expensed.

Interest expense incurred for fiscal year 2012 increased $2.2 million from the prior fiscal year. Interest expense incurred for fiscal year 2011 increased $14.1 million from the prior fiscal year. The increases in 2012 and 2011 were primarily the result of higher average outstanding debt at higher interest rates due to the August 2010 refinancing of our senior notes.

Interest expense to be capitalized in connection with our Hunter, Texas cement plant expansion project during fiscal year 2013 is expected to be between $30 million and $36 million.

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

Income Taxes

Our effective tax rate was 11.8% in 2012, 39.2% in 2011 and 37.3% in 2010. The primary reason that the effective tax rate differed from the 35% statutory corporate rate was due to additional percentage depletion that is tax deductible, non-taxable insurance benefits, stock-based compensation and state income taxes.

As of May 31, 2012, we had an alternative minimum tax credit carryforward of $28.8 million. The credit, which does not expire, is available for offset against future regular federal income tax. We had $57.6 million in federal net operating loss carryforwards. The federal net operating losses, which begin to expire in 2030, may be carried forward twenty years and offset against future federal taxable income. We had $4.0 million in state net operating loss carryforwards. The state net operating losses, which begin to expire in 2014, may be carried forward from five to twenty years depending on the state jurisdiction.

Management reviews our deferred tax position and in particular our deferred tax assets whenever circumstances indicate that the assets may not be realized in the future and records a valuation allowance unless such deferred tax assets are deemed more likely than not to be recoverable. The ultimate realization of these deferred tax assets depends upon various factors including the generation of taxable income during future periods. The Company’s deferred tax assets exceeded deferred tax liabilities as of May 31, 2012 and May 31, 2011. Management has concluded that the sources of taxable income we are permitted to consider do not assure the realization of the entire amount of our net deferred tax assets. Accordingly, a valuation allowance was required due to the uncertainty of realizing the deferred tax assets. We recorded a valuation allowance of $5.2 million in 2012 through a charge to other comprehensive loss given the increase in actuarial losses in our retirement plans in 2012 when the Company was otherwise profitable.

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

RECENTLY ISSUED ACCOUNTING GUIDANCE

In June 2011, the Financial Accounting Standards Board issued new accounting guidance that requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. In December 2011, the Financial Accounting Standards Board issued an amendment to an existing accounting standard which defers the requirement to present reclassification adjustments for each component of other comprehensive income on the face of the income statement. The new guidance is effective for us on June 1, 2012 and is not expected to have a material impact on our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

In addition to cash and cash equivalents of $88.0 million at May 31, 2012, our sources of liquidity include cash from operations and borrowings available under our senior secured revolving credit facility.

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

The borrowing base under the agreement was $147.8 million as of May 31, 2012. We are not required to maintain any financial ratios or covenants unless an event of default occurs or the unused portion of the borrowing base is less than $25 million, in which case we must maintain a fixed charge coverage ratio of at least 1.0 to 1.0. At May 31, 2012, our fixed charge coverage ratio was (.39) to 1.0. Given this ratio, we may use only $122.8 million of the borrowing base as of such date. No borrowings were outstanding at May 31, 2012; however, $26.9 million of the borrowing base was used to support letters of credit. As a result, the maximum amount we could borrow as of May 31, 2012 was $95.9 million.

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

The credit agreement contains a number of covenants restricting, among other things, prepayment or redemption of our senior notes, distributions and dividends on and repurchases of our capital stock, acquisitions and investments, indebtedness, liens and affiliate transactions. We are permitted to pay cash dividends on our common stock as long as the credit facility is not in default, the fixed charge coverage ratio is greater than 1.0 to 1.0 and borrowing availability under the borrowing base is more than $40 million. When our fixed charge coverage ratio is less than 1.0 to 1.0, we are permitted to pay cash dividends on our common stock not to exceed $2.5 million in any single instance (which shall not occur more than four times in any calendar year) or $10 million in the aggregate during any calendar year as long as the credit facility is not in default and borrowing availability is more than the greater of $60 million or 30% of the aggregate commitments of all lenders. For this purpose, borrowing availability is equal to the borrowing base less the amount of outstanding borrowings less the amount used to support letters of credit. We were in compliance with all of our loan covenants as of May 31, 2012.

9.25% Senior Notes.    On August 10, 2010, we sold $650 million aggregate principal amount of our 9.25% senior notes due 2020 at an offering price of 100%. The notes were issued under an indenture dated as of August 10, 2010. The net proceeds were used to purchase or redeem all of our outstanding 7.25% senior notes due 2013, with additional proceeds available for general corporate purposes.

At May 31, 2012, we had $650 million aggregate principal amount of 9.25% senior notes outstanding. Under the indenture, at any time on or prior to August 15, 2015, we may redeem the notes at a redemption price equal to the sum of the principal amount thereof, plus accrued interest and a make-whole premium. On and after August 15, 2015, we may redeem all or a part of the notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest if redeemed during the twelve-month period beginning on August 15 of the years indicated below:

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

All of our consolidated subsidiaries have unconditionally guaranteed the 9.25% senior notes. The indenture governing the notes contains affirmative and negative covenants that, among other things, limit our and our subsidiaries’ ability to pay dividends on or redeem or repurchase stock, make certain investments, incur additional debt or sell preferred stock, create liens, restrict dividend payments or other payments from subsidiaries to the Company, engage in consolidations and mergers or sell or transfer assets, engage in sale and leaseback transactions, engage in transactions with affiliates, and sell stock in our subsidiaries. We are not required to maintain any affirmative financial ratios or covenants. We were in compliance with all of our covenants as of May 31, 2012.

Guarantee of Joint Venture Debt.    We have guaranteed 50%, or $13.0 million, of the debt of an unconsolidated joint venture which matures November 18, 2013. The joint venture was in compliance with all the terms of the debt as of May 31, 2012. See further discussion of the joint venture under Investment in Joint Venture in Note 1 of Notes to Consolidated Financial Statements in Item 8 of this Report.

Contractual Obligations.    The following is a summary of our estimated future payments under our material contractual obligations as of May 31, 2012.

	Future Payments by Period
In thousands	Total	2013	2014	2015	2016-2017	After 2017
Borrowings
Long-term debt excluding capital leases(1)	$656,027	$1,135	$1,158	$1,205	$2,284	$650,245
Interest	511,655	60,342	60,292	60,244	120,339	210,438
Operating leases(2)	37,480	15,437	6,797	4,425	6,988	3,833
Supply and service contracts(3)	6,100	3,009	806	806	1,479	—
Capital lease and maintenance service contract(4)	5,992	400	399	399	799	3,995
Construction contract(5)	17,668	17,668	—	—	—	—
Asset retirement obligations(6)	15,326	1,072	—	—	585	13,669
Defined benefit plans(7)(8)	153,811	3,656	3,888	4,317	9,771	132,179

	$1,404,059	$102,719	$73,340	$71,396	$142,245	$1,014,359

(1)	See Note 3 of Notes to Consolidated Financial Statements in Item 8 of this Report for information regarding our long-term debt. Our outstanding letters of credit issued under the senior secured revolving credit facility only collateralize payment of recorded liabilities.

(2)	We lease certain mobile and other equipment, office space and other items used in our operations under operating leases that in the normal course of business may be renewed or replaced by subsequent leases. Future payments under leases exclude mineral rights which are insignificant and are generally required only for products produced.

(3)	We purchase coal for use in our operations under long-term supply contracts that, in certain cases, require minimum amounts of materials be purchased or are subject to minimum transportation charges. In addition, we purchase mining services at our north Texas cement plant under a long-term contract that contains provisions for minimum payments. We expect to utilize these required amounts of materials and services in the normal course of business operations.

(4)	We entered into a long-term contract with a power supplier which included the construction of certain power facilities at our Oro Grande, California cement plant. We recognized a capital lease obligation of $2.4 million related to payment obligations under the power supply contract related to these facilities. The total future commitment under the contract includes maintenance services to be provided by the power supplier.

(5)	We entered into a construction contract in connection with the expansion of our Hunter, Texas cement plant.

(6)	We incur legal obligations for asset retirement as part of our normal operations related to land reclamation, plant removal and Resource Conservation and Recovery Act closures.

(7)	We pay benefits under a series of non-qualified defined benefit plans. See Note 7 of Notes to Consolidated Financial Statements in Item 8 of this Report for information regarding our retirement plans.

(8)

We pay benefits under a health benefit plan covering approximately 600 employees and retirees of our California cement subsidiary. These employees are also covered by a qualified defined benefit pension plan.

We contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus additional amounts considered appropriate. We expect to make plan contributions of $4.6 million in fiscal year 2013.

During October 2007, we commenced construction on a project to expand our Hunter, Texas cement plant. In May 2009 we temporarily halted construction on the project because we believed that economic and market conditions made it unlikely that cement demand levels in Texas at that time would permit the new kiln to operate profitably if the project was completed as originally scheduled. We resumed construction in October 2010 and expect to begin commissioning in the fall of 2012. The total capital cost of the project is expected to be between $365 million and $375 million, excluding capitalized interest. As of May 31, 2012, we have incurred $353.1 million, excluding capitalized interest of $68.7 million related to the project, of which $344.4 million has been paid.

For the next year, we expect cash and cash equivalents, cash from operations, and available borrowings under our senior secured revolving credit facility to be sufficient to provide funds for capital expenditure commitments currently estimated at $25 million to $35 million, capital expenditures for the Hunter plant expansion, scheduled debt payments, working capital needs and other general corporate purposes.

Cash Flows

Net cash provided by operating activities for fiscal years 2012, 2011 and 2010 was $10.2 million, $9.2 million and $48.2 million, respectively.

Net cash provided by operating activities for fiscal year 2012 increased $0.9 million from fiscal year 2011. The increase was primarily the result of higher income from operations and changes in working capital items including decreases in inventories and increases in accounts payable and accrued liabilities offset in part by increases in receivables.

Net cash provided by operating activities for fiscal year 2011 decreased $38.9 million from fiscal year 2010. The decrease was primarily the result of lower income from operations which was partially offset by changes in working capital items including decreases in receivables and increases in accounts payable and accrued liabilities.

Net cash used by investing activities for fiscal year 2012 and 2011 was $36.4 million and $36.7 million, respectively. Net cash provided by investing activities for fiscal year 2010 was $17.0 million.

Capital expenditures incurred in connection with the expansion of our Hunter, Texas cement plant for fiscal years 2012, 2011 and 2010 were $72.9 million, $25.4 million and $5.3 million, respectively, of which $32.3 million in 2012 and $11.0 million in 2011 was capitalized interest paid.

Capital expenditures for normal replacement and upgrades of existing equipment and acquisitions to sustain our existing operations for fiscal years 2012, 2011 and 2010 were $33.4 million, $20.3 million and $8.3 million, respectively, of which $18.0 million was incurred to acquire aggregate reserves in 2012.

Proceeds from asset disposals for fiscal year 2012 include the sales of our Texas-based package products operations and our Stafford, Texas aggregate rail distribution terminal. Proceeds from asset disposals for fiscal year 2010 include $19.2 million representing the outstanding principal amount of a note receivable we sold on December 18, 2009. The note was received in connection with the sale of land associated with our expanded shale and clay operations in south Texas in 2006 and had been scheduled to mature on May 31, 2010.

We have elected to receive distributions from life insurance contracts purchased in connection with certain of our benefit plans. Proceeds from distributions and policy settlements for fiscal years 2012, 2011 and 2010 were $7.3 million, $7.8 million and $10.6 million, respectively, which were offset in part by premiums and fees paid to maintain the policies.

Net cash used by financing activities for fiscal year 2012 was $2.2 million. Net cash provided by financing activities for fiscal year 2011 was $69.0 million. Net cash used by financing activities for fiscal year 2010 was $10.0 million.

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

Proceeds from stock option exercises and the related tax benefits for fiscal years 2012, 2011 and 2010 were $2.0 million, $1.5 million and $1.1 million, respectively. Dividends paid on our common stock in fiscal years 2012, 2011 and 2010 were $2.1 million, $8.4 million and $8.3 million, respectively. On October 12, 2011, the Company suspended payment of its quarterly cash dividend.

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

The estimated fair value of each class of financial instrument as of May 31, 2012 and May 31, 2011 approximates its carrying value except for long-term debt having fixed interest rates. The fair value of our long-term debt is estimated based on broker/dealer quoted market prices. As of May 31, 2012, the fair value of our long-term debt, including the current portion, was approximately $646.8 million compared to the carrying amount of $658.2 million. As of May 31, 2011, the fair value of long-term debt, including the current portion, was approximately $691.5 million compared to the carrying amount of $652.5 million. With respect to borrowings under our senior secured revolving credit facility, which are variable rate debt, a 10 percent change in interest rates for the year ended May 31, 2012, would not have resulted in a significant annual change in our pretax earnings and cash flows.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included in Item 7 of this Report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	May 31,
In thousands	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$88,027	$116,432
Receivables—net	98,836	85,817
Inventories	129,514	140,646
Deferred income taxes and prepaid expenses	19,007	22,040

TOTAL CURRENT ASSETS	335,384	364,935
PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	172,247	158,232
Buildings	51,982	59,320
Machinery and equipment	1,184,651	1,222,560
Construction in progress	437,166	357,638

	1,846,046	1,797,750
Less depreciation and depletion	650,450	642,329

	1,195,596	1,155,421
OTHER ASSETS
Goodwill	1,715	1,715
Real estate and investments	20,865	6,749
Deferred income taxes and other charges	23,368	22,191

	45,948	30,655

	$1,576,928	$1,551,011

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$64,825	$56,787
Accrued interest, compensation and other	61,317	58,848
Current portion of long-term debt	1,214	73

TOTAL CURRENT LIABILITIES	127,356	115,708
LONG-TERM DEBT	656,949	652,403
OTHER CREDITS	96,352	87,318
SHAREHOLDERS’ EQUITY
Common stock, $1 par value; authorized 100,000 shares; issued and outstanding 27,996 and 27,887 shares, respectively	27,996	27,887
Additional paid-in capital	488,637	481,706
Retained earnings	204,136	198,751
Accumulated other comprehensive loss	(24,498)	(12,762)

	696,271	695,582

	$1,576,928	$1,551,011

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Year Ended May 31,
In thousands except per share	2012	2011	2010
NET SALES	$647,003	$621,813	$621,064
Cost of products sold	601,256	596,510	562,066

GROSS PROFIT	45,747	25,303	58,998

Selling, general and administrative	73,057	76,420	79,415
Restructuring charges	3,216	—	—
Interest	34,835	47,583	52,240
Loss on debt retirements	—	29,619	—
Other income	(73,833)	(21,512)	(10,666)

	37,275	132,110	120,989

INCOME (LOSS) BEFORE INCOME TAXES	8,472	(106,807)	(61,991)

Income taxes (benefit)	996	(41,894)	(23,138)

NET INCOME (LOSS)	$7,476	$(64,913)	$(38,853)

Net income (loss) per share
Basic	$.27	$(2.33)	$(1.40)
Diluted	$.27	$(2.33)	$(1.40)

Average shares outstanding
Basic	27,914	27,825	27,744
Diluted	28,016	27,825	27,744

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Year Ended May 31,
In thousands	2012	2011	2010
OPERATING ACTIVITIES
Net income (loss)	$7,476	$(64,913)	$(38,853)
Adjustments to reconcile net income (loss) to cash provided by operating activities
Depreciation, depletion and amortization	60,952	64,297	63,925
Gains on asset disposals	(67,610)	(13,638)	(1,350)
Deferred income tax benefit	(88)	(42,875)	(9,132)
Stock-based compensation expense	2,387	5,581	5,097
Excess tax benefits from stock-based compensation	—	—	(250)
Loss on debt retirements	—	29,619	—
Other—net	1,223	3,158	13,998
Changes in operating assets and liabilities
Receivables—net	(13,303)	13,379	(5,421)
Inventories	10,829	2,164	13,706
Prepaid expenses	1,385	1,301	387
Accounts payable and accrued liabilities	6,923	11,172	6,046

Net cash provided by operating activities	10,174	9,245	48,153

INVESTING ACTIVITIES
Capital expenditures—expansions	(72,906)	(25,430)	(5,337)
Capital expenditures—other	(33,430)	(20,253)	(8,322)
Proceeds from asset disposals	66,845	3,596	21,592
Investments in life insurance contracts	3,354	4,073	6,967
Other—net	(245)	1,266	2,079

Net cash provided (used) by investing activities	(36,382)	(36,748)	16,979

FINANCING ACTIVITIES
Long-term borrowings	—	650,000	—
Debt retirements	(300)	(561,627)	(245)
Debt issuance costs	(1,829)	(12,492)	(2,552)
Stock option exercises	2,023	1,462	893
Excess tax benefits from stock-based compensation	—	—	250
Common dividends paid	(2,091)	(8,354)	(8,328)

Net cash provided (used) by financing activities	(2,197)	68,989	(9,982)

Increase (decrease) in cash and cash equivalents	(28,405)	41,486	55,150

Cash and cash equivalents at beginning of year	116,432	74,946	19,796

Cash and cash equivalents at end of year	$88,027	$116,432	$74,946

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Year Ended May 31,
In thousands except per share	2012	2011	2010
COMMON STOCK ($1 par value)
Balance at the beginning of the year	$27,887	$27,796	$27,718
Stock issued to employees and non-employee directors related to stock compensation plans	109	91	78

Balance at the end of the year	27,996	27,887	27,796

ADDITIONAL PAID-IN CAPITAL
Balance at the beginning of the year	481,706	475,584	469,908
Stock-based compensation	5,003	4,729	4,584
Tax benefit from stock-based compensation	—	—	220
Stock issued to employees and non-employee directors related to stock compensation plans	1,928	1,393	872

Balance at the end of the year	488,637	481,706	475,584

RETAINED EARNINGS
Balance at the beginning of the year	198,751	272,018	319,199
Net income (loss)	7,476	(64,913)	(38,853)
Common dividends paid—$.075 per share in 2012 and $.30 per share in 2011 and 2010	(2,091)	(8,354)	(8,328)

Balance at the end of the year	204,136	198,751	272,018

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at the beginning of the year	(12,762)	(14,150)	(13,680)
Postretirement benefit obligation adjustments—net of tax expense (benefit) of $1,367 in 2012, $799 in 2011 and $(270) in 2010	(11,736)	1,388	(470)

Balance at the end of the year	(24,498)	(12,762)	(14,150)

TOTAL SHAREHOLDERS’ EQUITY	$696,271	$695,582	$761,248

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$7,476	$(64,913)	$(38,853)
Net other comprehensive income (loss)	(11,736)	1,388	(470)

Net comprehensive loss	$(4,260)	$(63,525)	$(39,323)

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Texas Industries, Inc. and subsidiaries is a leading supplier of heavy construction materials in the southwestern United States through our three business segments: cement, aggregates and consumer products. Our principal products are gray portland cement, produced and sold through our cement segment; stone, sand and gravel, produced and sold through our aggregates segment; and ready-mix concrete, produced and sold through our consumer products segment. Other products include expanded shale and clay lightweight aggregates, produced and sold through our aggregates segment. Our facilities are concentrated primarily in Texas, Louisiana and California. When used in these notes the terms “Company,” “we,” “us,” or “our” mean Texas Industries, Inc. and subsidiaries unless the context indicates otherwise.

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

Fair Value of Financial Instruments.    The estimated fair value of each class of financial instrument as of May 31, 2012 and May 31, 2011 approximates its carrying value except for long-term debt having fixed interest rates. The fair value of our long-term debt is estimated based on broker/dealer quoted market prices. As of May 31, 2012, the fair value of our long-term debt, including the current portion, was approximately $646.8 million compared to the carrying amount of $658.2 million. As of May 31, 2011, the fair value of long-term debt, including the current portion, was approximately $691.5 million compared to the carrying amount of $652.5 million.

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

In the fourth quarter of our 2012 fiscal year, management evaluated the Hunter, Texas cement plant, including the capitalized construction and interest costs associated with the expansion. We expect the Texas market to recover to pre-recession levels and to complete the expansion project. Based on historical margins, we believe the undiscounted cash flows over the remaining life of the Hunter plant after completion of the expansion will significantly exceed the current investment in the plant as well as the remaining costs of the expansion and future capital expenditures necessary to achieve these cash flows.

Property, plant and equipment is recorded at cost. Costs incurred to construct certain long-lived assets include capitalized interest which is amortized over the estimated useful life of the related asset. Interest is capitalized during the construction period of qualified assets based on the average amount of accumulated expenditures and the weighted average interest rate applicable to borrowings outstanding during the period. If accumulated expenditures exceed applicable borrowings outstanding during the period, capitalized interest is allocated to projects under construction on a pro rata basis. Provisions for depreciation are computed generally using the straight-line method. Useful lives for our primary operating facilities range from 10 to 25 years with certain cement facility structures having useful lives of 40 years. Provisions for depletion of mineral deposits are computed on the basis of the estimated quantity of recoverable raw materials. The costs of removing overburden and waste materials to access mineral deposits are referred to as stripping costs. All production phase stripping costs are recognized as costs of the inventory produced during the period the stripping costs are incurred. Maintenance and repairs are charged to expense as incurred.

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

Goodwill resulting from the acquisition of ready-mix operations in Texas and Louisiana and identified with our consumer products operations has a carrying value of $1.7 million at both May 31, 2012 and 2011. Based on an impairment test performed as of March 31, 2012, the fair value of the reporting unit exceeds its carrying value, and therefore, no potential impairment was identified.

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

Real Estate and Investments.    Surplus real estate and real estate acquired for development of high quality industrial or multi-use parks totaled $7.6 million at May 31, 2012 and $6.0 million at May 31, 2011.

Investments include life insurance contracts purchased in connection with certain of our benefit plans. The contracts, recorded at their net cash surrender value, totaled $0.7 million (net of distributions of $94.4 million plus accrued interest and fees) at May 31, 2012 and $0.7 million (net of distributions of $87.7 million plus accrued interest and fees) at May 31, 2011. We can elect to receive distributions chargeable against the cash surrender value of the policies in the form of borrowings or withdrawals or we can elect to surrender the policies and receive their net cash surrender value. Proceeds received from the policies were $7.3 million in 2012, $7.8 million in 2011 and $10.6 million in 2010.

Investment in Joint Venture.    In November 2011 we entered into a joint venture agreement with Ratliff Ready-Mix, L.P., a ready-mix operator based in Waco, Texas. We contributed seven of our central Texas ready-mix plants and certain related assets to the joint venture and guaranteed 50%, or $13.0 million, of the debt of the joint venture which matures November 18, 2013. In addition to our 50% guarantee of the debt of the joint venture, 100% of the debt is guaranteed by the other partner and secured by the underlying assets of the joint venture. The joint venture was in compliance with all the terms of the debt as of May 31, 2012. The fair value of our 40% equity interest in the joint venture was $13.0 million which resulted in the recognition of a gain of $8.9 million as required by accounting rule ASC 810 when assets constituting a business are no longer under the Company’s control. The day to day business operations are managed by the 60% partner in the venture. The joint venture operates a total of nineteen ready-mix and two sand and gravel plants serving the central Texas market. We continue to supply cement to the joint venture. Our equity in losses of the joint venture was $0.5 million in 2012.

Deferred Other Charges.    Deferred other charges totaled $20.4 million at May 31, 2012 and $19.5 million at May 31, 2011 and are composed primarily of debt issuance costs that totaled $13.0 million at May 31, 2012 and $13.2 million at May 31, 2011. The costs are amortized over the term of the related debt.

Other Credits.    Other credits totaled $96.4 million at May 31, 2012 and $87.3 million at May 31, 2011 and are composed primarily of liabilities related to our retirement plans, deferred compensation agreements and asset retirement obligations.

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

Changes in asset retirement obligations are as follows:

In thousands	2012	2011
Balance at beginning of year	$4,455	$4,474
Additions	287	441
Accretion expense	175	194
Settlements	(1,038)	(654)

Balance at end of year	$3,879	$4,455

Net Sales.    Sales are recognized when title has transferred and products are delivered. We include delivery fees in the amount we bill customers to the extent needed to recover our cost of freight and delivery. Net sales are presented as revenues including these delivery fees.

Other Income.    Other income includes gains from the sale or exchange of operating assets and emission credits of $70.1 million in 2012, $15.4 million in 2011 and $4.8 million in 2010.

In April 2011 we entered into an asset exchange transaction in which we acquired the ready-mix operations of Transit Mix Concrete and Materials Company, a subsidiary of Trinity Industries, Inc., that serve the central Texas market from north of San Antonio to Hillsboro, Texas. In exchange for the ready-mix facilities, we transferred to Trinity Materials, Inc., also a subsidiary of Trinity Industries, Inc., the aggregate operations at the Anacoco sand and gravel plant, which serves the southwest Louisiana and southeast Texas markets, and the Paradise and Beckett sand and gravel plants, which both serve the north Texas market. The exchange resulted in the acquisition of ready-mix property, plant and equipment of $17.4 million and the recognition of a gain of $12.0 million in 2011. The gain from the transaction is reported in our aggregates segment and the operating results of the acquired ready-mix operations are reported in our consumer products segment.

In July 2011 we entered into an asset exchange transaction with CEMEX USA in which we acquired three ready-mix concrete plants and a sand and gravel plant that serve the Austin, Texas metropolitan market. In exchange, we transferred to CEMEX USA seven ready-mix concrete plants in the Houston, Texas market, and we designated four non-operating ready-mix plant sites in the Houston area as surplus real estate. The exchange resulted in the acquisition of ready-mix and aggregate property, plant and equipment of $6.1 million and the recognition of a gain of $1.6 million in 2012. The gain from the transaction and the operating results of the acquired ready-mix operations are reported in our consumer products segment, and the operating results of the acquired sand and gravel operations are reported in our aggregates segment.

In November 2011 we entered into a joint venture agreement with Ratliff Ready-Mix, L.P., a ready-mix operator based in Waco, Texas. We contributed seven of our central Texas ready-mix plants and certain related assets to the joint venture. The fair value of our 40% equity interest in the joint venture was $13.0 million which resulted in the recognition of a gain of $8.9 million in 2012. The gain from the transaction and our proportional share of the joint venture operating results are reported in our consumer products segment.

In April 2012 we sold our Texas-based package products operations to Bonsal American, a unit of Oldcastle, Inc. The transaction included five production facilities that serve the Texas market from the Dallas-Fort Worth area of north Texas to the Houston area of south Texas and extending through Austin and central Texas. The sale resulted in the recognition of a gain of $30.9 million in 2012. As a part of the agreement, we have entered into a long-term cement supply agreement with Bonsal American and will continue to produce and sell packaged cement and masonry cements in the Texas region. The gain from the transaction is reported in our consumer products segment.

In April 2012 we sold our aggregate rail distribution terminal and associated assets located in Stafford, Texas to Lex Missouri City, LP which resulted in the recognition of a gain of $20.8 million in 2012 that is reported in our aggregates segment.

Routine sales of surplus operating assets and real estate resulted in gains of $5.4 million in 2012, $1.7 million in 2011 and $1.4 million in 2010. We have sold emissions credits associated with our Crestmore cement plant in Riverside, California resulting in gains of $2.5 million in 2012, $1.7 million in 2011 and $3.4 million in 2010.

In addition, we have entered into various oil and gas lease agreements on property we own in north Texas. The terms of the agreements include the payment of a lease bonus and royalties on any oil and gas produced. Lease bonus payments and royalties on oil and gas produced resulted in income of $1.3 million in 2012, $3.1 million in 2011 and $1.1 million in 2010. We cannot predict what the level of future royalties, if any, will be.

Restructuring Charges.    We recorded restructuring charges of $3.2 million in 2012, of which $2.6 million has been paid. These charges consist primarily of severance and benefit costs associated with various workforce reduction initiatives.

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

Financial-based Incentive Plans.    All personnel employed as of May 31 and not participating in a production-based incentive awards plan share in our pretax income for the year then ended based on predetermined formulas. The duration of most of the plans is one year. Certain executives are additionally covered under a three-year plan. All plans are subject to annual review by the Compensation Committee of the Board of Directors. The amount of financial-based incentive compensation included in selling, general and administrative expense was $5.0 million in 2012 and none in 2011 and 2010.

Earnings Per Share (“EPS”).    Income or loss allocated to common shareholders adjusts net income or loss for the participation in earnings of unvested restricted shares outstanding.

Basic weighted-average number of common shares outstanding during the period includes contingently issuable shares and excludes outstanding unvested restricted shares. Contingently issuable shares outstanding at May 31, 2012 relate to deferred compensation agreements in which directors elected to defer their fees. The deferred compensation is denominated in shares of our common stock and issued in accordance with the terms of the agreement subsequent to retirement or separation from us. The shares are considered contingently issuable because the director has an unconditional right to the shares to be issued.

Diluted weighted-average number of common shares outstanding during the period adjusts basic weighted-average shares for the dilutive effect of stock options, restricted shares and awards.

Basic and Diluted EPS are calculated as follows:

In thousands except per share	2012	2011	2010
Earnings
Net income (loss)	$7,476	$(64,913)	$(38,853)
Unvested restricted share participation	(14)	31	16

Income (loss) allocated to common shareholders	$7,462	$(64,882)	$(38,837)

Shares
Weighted-average shares outstanding	27,927	27,836	27,752
Contingently issuable shares	2	2	6
Unvested restricted shares	(15)	(13)	(14)

Basic weighted-average shares	27,914	27,825	27,744

Stock option, restricted share and award dilution	102	—	—

Diluted weighted-average shares(1)	28,016	27,825	27,744

Net income (loss) per share
Basic	$.27	$(2.33)	$(1.40)

Diluted	$.27	$(2.33)	$(1.40)

(1) Shares excluded due to antidilutive effect
Stock options, restricted shares and awards	1,280	1,032	978

Recently Issued Accounting Guidance.    In June 2011, the Financial Accounting Standards Board issued new accounting guidance that requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. In December 2011, the Financial Accounting Standards Board issued an amendment to an existing accounting standard which defers the requirement to present reclassification adjustments for each component of other comprehensive income on the face of the income statement. The new guidance is effective for us on June 1, 2012 and is not expected to have a material impact on our consolidated financial statements.

2. Working Capital

Working capital totaled $208.0 million at May 31, 2012, compared to $249.2 million at May 31, 2011. Selected components of working capital are summarized below.

Receivables consist of:

In thousands	2012	2011
Trade notes and accounts receivable	$97,621	$84,406
Other	1,215	1,411

	$98,836	$85,817

Trade notes and accounts receivable are presented net of allowances for doubtful receivables of $2.5 million at May 31, 2012 and $3.9 million at May 31, 2011. Provisions for bad debts charged to expense were $0.5 million in 2012, $3.3 million in 2011 and $2.0 million in 2010. Uncollectible accounts written off totaled $1.9 million in 2012, $2.9 million in 2011 and $0.6 million in 2010.

Inventories consist of:

In thousands	2012	2011
Finished products	$7,749	$9,627
Work in process	37,301	44,391
Raw materials	12,745	15,215

Total inventories at LIFO cost	57,795	69,233

Finished products	23,451	23,427
Raw materials	229	272
Parts and supplies	48,039	47,714

Total inventories at average cost	71,719	71,413

Total inventories	$129,514	$140,646

All inventories are stated at the lower of cost or market. Finished products, work in process and raw material inventories, excluding natural aggregate inventories, are valued using the last-in, first-out (“LIFO”) method. Natural aggregate finished products and raw material inventories and parts and supplies inventories are valued using the average cost method. If the average cost method (which approximates current replacement cost) had been used for all of these inventories, inventory values would have been higher by $37.5 million in 2012 and $44.6 million in 2011. During each of the three years ended May 31, 2012 certain inventory quantities were reduced, which resulted in liquidations of LIFO inventory layers carried at lower costs prevailing in prior years. The effect of the liquidations was to decrease cost of products sold by approximately $4.1 million in 2012, $1.2 million in 2011 and $1.8 million in 2010.

Accrued interest, compensation and other consist of:

In thousands	2012	2011
Interest	$17,810	$17,827
Compensation and employee benefits	18,103	13,536
Casualty insurance claims	14,004	15,740
Income taxes	4,500	3,723
Property taxes and other	6,900	8,022

	$61,317	$58,848

3. Long-Term Debt

Long-term debt consists of:

In thousands	2012	2011
Senior secured revolving credit facility expiring in 2016	$—	$—
9.25% Senior notes due 2020 issued August 10, 2010 at par value	650,000	650,000
Other	5,778	—

	655,778	650,000
Capital lease obligations	2,136	2,208
Other contract obligations	249	268

	658,163	652,476
Less current portion	1,214	73

	$656,949	$652,403

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

The borrowing base under the agreement was $147.8 million as of May 31, 2012. We are not required to maintain any financial ratios or covenants unless an event of default occurs or the unused portion of the borrowing base is less than $25 million, in which case we must maintain a fixed charge coverage ratio of at least 1.0 to 1.0. At May 31, 2012, our fixed charge coverage ratio was (.39) to 1.0. Given this ratio, we may use only $122.8 million of the borrowing base as of such date. No borrowings were outstanding at May 31, 2012; however, $26.9 million of the borrowing base was used to support letters of credit. As a result, the maximum amount we could borrow as of May 31, 2012 was $95.9 million.

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

The credit agreement contains a number of covenants restricting, among other things, prepayment or redemption of our senior notes, distributions and dividends on and repurchases of our capital stock, acquisitions and investments, indebtedness, liens and affiliate transactions. We are permitted to pay cash dividends on our common stock as long as the credit facility is not in default, the fixed charge coverage ratio is greater than 1.0 to 1.0 and borrowing availability under the borrowing base is more than $40 million. When our fixed charge coverage ratio is less than 1.0 to 1.0, we are permitted to pay cash dividends on our common stock not to exceed $2.5 million in any single instance (which shall not occur more than four times in any calendar year) or $10 million in the aggregate during any calendar year as long as the credit facility is not in default and borrowing availability is more than the greater of $60 million or 30% of the aggregate commitments of all lenders. For this purpose, borrowing availability is equal to the borrowing base less the amount of outstanding borrowings less the amount used to support letters of credit. We were in compliance with all of our loan covenants as of May 31, 2012.

9.25% Senior Notes.    On August 10, 2010, we sold $650 million aggregate principal amount of our 9.25% senior notes due 2020 at an offering price of 100%. The notes were issued under an indenture dated as of August 10, 2010. The net proceeds were used to purchase or redeem all of our outstanding 7.25% senior notes due 2013, with additional proceeds available for general corporate purposes.

At May 31, 2012, we had $650 million aggregate principal amount of 9.25% senior notes outstanding. Under the indenture, at any time on or prior to August 15, 2015, we may redeem the notes at a redemption price equal to the sum of the principal amount thereof, plus accrued interest and a make-whole premium. On and after August 15, 2015, we may redeem all or a part of the notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest if redeemed during the twelve-month period beginning on August 15 of the years indicated below:

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

All of our consolidated subsidiaries have unconditionally guaranteed the 9.25% senior notes. The indenture governing the notes contains affirmative and negative covenants that, among other things, limit our and our subsidiaries’ ability to pay dividends on or redeem or repurchase stock, make certain investments, incur additional debt or sell preferred stock, create liens, restrict dividend payments or other payments from subsidiaries to the Company, engage in consolidations and mergers or sell or transfer assets, engage in sale and leaseback transactions, engage in transactions with affiliates, and sell stock in our subsidiaries. We are not required to maintain any affirmative financial ratios or covenants. We were in compliance with all of our covenants as of May 31, 2012.

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

Guarantee of Joint Venture Debt.    We have guaranteed 50%, or $13.0 million, of the debt of an unconsolidated joint venture which matures November 18, 2013. The joint venture was in compliance with all the terms of the debt as of May 31, 2012. See further discussion of the joint venture under Investment in Joint Venture in note 1.

Other.    Principal payments due on long-term debt, excluding capital lease and other contract obligations, during each of the five years subsequent to May 31, 2012 are $1.1 million, $1.2 million, $1.2 million, $1.3 million and $1.0 million. The total amount of interest incurred was $68.5 million in 2012, $66.3 million in 2011 and $52.2 million in 2010, of which $33.7 million in 2012 and $18.7 million in 2011 was capitalized. The total amount of interest paid was $66.3 million in 2012, $60.5 million in 2011 and $46.4 million in 2010.

4. Commitments

Operating Leases.    We lease certain mobile and other equipment, office space and other items which in the normal course of business may be renewed or replaced by subsequent leases. Total expense for such operating leases (other than for mineral rights) was $14.5 million in 2012, $15.5 million in 2011 and $18.2 million in 2010. Total future payments under non-cancelable operating leases with an initial or remaining term of more than one year were $37.5 million at May 31, 2012. Estimated lease payments for each of the five succeeding years are $15.4 million, $6.8 million, $4.4 million, $3.6 million and $3.4 million.

Purchase Obligations.    We purchase coal for use in our operations under long-term supply contracts that, in certain cases, require minimum amounts of materials be purchased or are subject to minimum transportation charges. In addition, we purchase mining services at our north Texas cement plant under a long-term contract that contains provisions for minimum payments. We expect to utilize these required amounts of material and services in the normal course of business operations. Total cost incurred under contracts requiring minimum purchases or payments was $16.1 million in 2012, $27.0 million in 2011 and $24.8 million in 2010. Total future minimum payments under the contracts were $6.1 million at May 31, 2012. Estimated minimum payments for each of the five succeeding years are $3.0 million, $0.8 million, $0.8 million, $0.8 million and $0.7 million.

We entered into a long-term contract with a power supplier in connection with our Oro Grande, California cement plant which included the construction of certain power facilities at the plant. We recognized a capital lease obligation of $2.4 million related to payment obligations under the power supply contract related to these facilities. The total future commitment under the contract, including maintenance services to be provided by the power supplier, related to these facilities was $6.0 million at May 31, 2012. Payments for each of the five succeeding years are $0.4 million per year.

During October 2007, we commenced construction on a project to expand our Hunter, Texas cement plant. In May 2009 we temporarily halted construction on the project because we believed that economic and market conditions made it unlikely that cement demand levels in Texas at that time would permit the new kiln to operate profitably if the project was completed as originally scheduled. We resumed construction in October 2010 and expect to begin commissioning in the fall of 2012. The total capital cost of the project is expected to be between $365 million and $375 million, excluding capitalized interest. As of May 31, 2012, we have incurred $353.1 million, excluding capitalized interest of $68.7 million related to the project, of which $344.4 million has been paid.

5. Shareholders’ Equity

There are authorized 100,000 shares of Cumulative Preferred Stock, no par value, of which 20,000 shares are designated $5 Cumulative Preferred Stock (Voting), redeemable at $105 per share and entitled to $100 per share upon dissolution. An additional 40,000 shares are designated Series B Junior Participating Preferred Stock. The Series B Preferred Stock is not redeemable and ranks, with respect to the payment of dividends and the distribution of assets, junior to (i) all other series of the Preferred Stock unless the terms of any other series shall provide otherwise and (ii) the $5 Cumulative Preferred Stock. No shares of $5 Cumulative Preferred Stock or Series B Junior Participating Preferred Stock were outstanding as of May 31, 2012.

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

Options become exercisable in installments beginning one year after the date of grant and expire ten years after the date of grant. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. Options with graded vesting are valued as single awards and the compensation cost recognized using a straight-line attribution method over the shorter of the vesting period or required service period adjusted for estimated forfeitures. The following table sets forth the information about the weighted-average grant date fair value of options granted during the three years ended May 31, 2012 and the weighted-average assumptions used for such grants.

	2012	2011	2010
Weighted average grant date fair value	$13.80	$18.52	$16.83
Weighted average assumptions used:
Expected volatility	.450	.462	.469
Expected option term in years	6.7	6.7	6.5
Risk-free interest rate	1.31%	2.68%	3.20%
Expected dividend yield	.02%	.74%	.83%

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

A summary of option transactions for the three years ended May 31, 2012, follows:

	Shares Under Option	Weighted-Average Option Price
Outstanding at May 31, 2009	1,594,757	$38.03
Granted	320,450	36.15
Exercised	(122,884)	25.50
Canceled	(27,807)	39.20

Outstanding at May 31, 2010	1,764,516	38.54
Granted	358,450	40.22
Exercised	(103,280)	22.51
Canceled	(47,245)	43.13

Outstanding at May 31, 2011	1,972,441	39.58
Granted	389,850	29.75
Exercised	(105,269)	21.44
Canceled	(111,452)	42.31

Outstanding at May 31, 2012	2,145,570	$38.54

Options exercisable at May 31 were 1,160,420 shares for 2012, 1,040,521 shares for 2011 and 905,066 shares for 2010 at a weighted-average option price of $42.59, $41.34 and $39.09 respectively. The following table summarizes information about stock options outstanding as of May 31, 2012.

	Range of Exercise Prices
	$16.04—$29.38	$33.57—$48.60	$50.63—$70.18
Options outstanding
Shares outstanding	818,763	800,257	526,550
Weighted-average remaining life in years	6.72	6.67	4.06
Weighted-average exercise price	$25.32	$39.68	$57.37
Options exercisable
Shares exercisable	323,633	346,447	490,340
Weighted-average remaining life in years	3.71	5.12	3.99
Weighted-average exercise price	$21.09	$41.06	$57.86

Outstanding options expire on various dates to January 11, 2022. Shares reserved for future awards under the 2004 Plan totaled 335,199 at May 31, 2012.

As of May 31, 2012, the aggregate intrinsic value (the difference in the closing market price of our common stock of $32.00 and the exercise price to be paid by the optionee) of stock options outstanding was $5.5 million. The aggregate intrinsic value of exercisable stock options at that date was $3.5 million. The total intrinsic value for options exercised (the difference in the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) was $1.0 million in 2012, $1.7 million in 2011 and $1.5 million in 2010.

We have provided additional stock-based compensation to employees and directors under stock appreciation rights contracts, deferred compensation agreements, restricted stock payments and a former stock awards program which was settled during 2012. At May 31, 2012, outstanding stock appreciation rights totaled 133,315 shares, deferred compensation agreements to be settled in cash totaled 101,790 shares, deferred compensation agreements to be settled in common stock totaled 2,995 shares and unvested restricted stock payments totaled 18,334 shares. Other credits included $4.1 million at May 31, 2012 and $6.8 million at May 31, 2011 representing accrued compensation which is expected to be settled in cash. Common stock reserved for the settlement of stock-based compensation totaled 2.5 million shares at May 31, 2012 and 2.6 million shares at May 31, 2011.

Total stock-based compensation included in selling, general and administrative expense was $2.4 million in 2012, $5.6 million in 2011 and $5.1 million in 2010. The impact of changes in our company’s stock price on stock-based awards accounted for as liabilities reduced stock-based compensation $2.6 million in 2012 and increased stock-based compensation $0.8 million in 2011 and $0.5 million in 2010.

The total tax expense or benefit recognized in our statements of operations for stock-based compensation was a benefit of less than $0.1 million in 2012, $1.1 million in 2011 and $1.0 million in 2010. No cash tax benefit was realized for stock-based compensation in 2012 and 2011. The total cash tax benefit realized for stock-based compensation was $0.7 million in 2010.

As of May 31, 2012, the total unrecognized stock-based compensation expense was $11.9 million. We currently expect to recognize approximately $4.2 million of this expense in 2013, $3.4 million in 2014, $2.3 million in 2015, $1.5 million in 2016 and $0.5 million in 2017.

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

The pension and other benefit obligations recognized on our consolidated balance sheets totaled $88.5 million at May 31, 2012 and $74.0 million at May 31, 2011, of which $3.7 million at May 31, 2012 and $3.1 million at May 31, 2011 were classified as current liabilities.

The cumulative postretirement benefit plan adjustment recognized as other comprehensive loss on our consolidated balance sheets totaled $24.5 million (net of tax of $6.0 million) at May 31, 2012 and $12.8 million (net of tax of $7.4 million) at May 31, 2011.

The pretax changes in accumulated other comprehensive loss consist of the following:

	Pension Benefits		Other Benefits
In thousands	2012	2011	2012	2011
Net actuarial loss at beginning of year	$18,828	$21,021	$5,613	$6,382
Amortization of actuarial loss	(1,722)	(2,068)	(566)	(614)
Current period net actuarial loss (gain)	11,862	(125)	19	(155)

Net actuarial loss at the end of year	$28,968	$18,828	$5,066	$5,613

Net prior service credit at beginning of year	$—	$—	$(4,320)	$(5,095)
Amortization of prior service credit	—	—	775	775

Net prior service credit at the end of year	$—	$—	$(3,545)	$(4,320)

The pretax amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic postretirement benefit cost (credit) in 2013 are as follows:

In thousands	Pension Benefits	Other Benefits
Net actuarial loss	$2,927	$515
Prior service credit	—	(775)

	$2,927	$(260)

Riverside Defined Benefit Plans.    The amount of the defined benefit pension plan and postretirement health benefit plan expense charged to costs and expenses was as follows:

	Defined Pension Benefit			Health Benefit
In thousands	2012	2011	2010	2012	2011	2010
Service cost	$537	$502	$457	$98	$114	$106
Interest cost	3,040	2,951	3,166	415	425	466
Expected return on plan assets	(3,108)	(2,740)	(2,342)	—	—	—
Amortization of prior service credit	—	—	—	(775)	(775)	(774)
Amortization of net actuarial loss	1,722	2,068	2,000	566	614	603

	$2,191	$2,781	$3,281	$304	$378	$401

Weighted average assumptions used to determine net cost
Assumed discount rate	5.35%	5.60%	6.80%	5.35%	5.60%	6.80%
Assumed long-term rate of return on pension plan assets	7.60%	8.25%	8.25%	—	—	—
Average long-term pay progression	3.00%	3.00%	3.00%	—	—	—

Unrecognized prior service costs and credits and actuarial gains or losses for these plans are recognized in a systematic manner over the remaining service periods of active employees expected to receive benefits under these plans.

We contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts as are considered appropriate. We expect to make contributions of $4.6 million in 2013.

Obligation and asset data for the defined benefit pension plan and postretirement health benefit plan at May 31 were as follows:

	Defined Pension Benefit		Health Benefit
In thousands	2012	2011	2012	2011
Change in projected benefit obligation
Benefit obligation at beginning of year	$57,756	$53,567	$7,857	$7,654
Service cost	537	502	98	114
Interest cost	3,040	2,951	415	425
Participant contributions	—	—	184	196
Benefits paid	(3,102)	(2,924)	(405)	(377)
Actuarial loss (gain)	7,890	3,660	19	(155)

Benefit obligation at end of year	$66,121	$57,756	$8,168	$7,857

Change in plan assets
Fair value of plan assets at beginning of year	$39,752	$33,080	$—	$—
Actual return on plan assets	(864)	6,526	—	—
Employer contributions	4,242	3,070	221	181
Benefits paid	(3,102)	(2,924)	(221)	(181)

Fair value of plan assets at end of year	$40,028	$39,752	$—	$—

Funded status at end of year	$(26,093)	$(18,004)	$(8,168)	$(7,857)

Weighted average assumptions used to determine benefit obligations
Assumed discount rate	4.35%	5.35%	4.35%	5.35%
Average long-term pay progression	3.00%	3.00%	—	—

Accumulated benefit obligation for the defined benefit pension plan was $64.0 million at May 31, 2012 and $56.1 million at May 31, 2011.

The estimated future benefit payments under the defined benefit pension plan for each of the five succeeding years are $3.2 million, $3.4 million, $3.5 million, $3.6 million and $3.7 million and for the five-year period thereafter an aggregate of $20.2 million.

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

In thousands	2012	2011
Cash and cash equivalents	$882	$715
Mutual funds
Equity	23,782	24,343
Fixed income	15,364	14,694

Fair value of plan assets at end of year	$40,028	$39,752

The plan fiduciaries set the long-term strategic investment objectives for the defined benefit pension plan assets. The objectives include preserving the funded status of the trust and balancing risk and return. Investment performance and plan asset mix are periodically reviewed with external consultants. Plan assets are currently allocated to the fixed income and equity categories of investments in a manner that varies in the short term, but has a long term objective of averaging approximately 60% in equity securities and 40% in fixed income securities. Within these categories, investments are allocated to multiple asset classes. The expected long-term rate of return on plan assets of 7.60% for 2012 was determined by considering historical and expected returns for each asset class and the effect of periodic asset rebalancing and, for underperforming assets, reallocations. The current allocation of plan assets has a long-term historical rate of return that exceeds the plan objectives. While historical returns are not guarantees of future performance, these allocations are expected to meet the objectives of the plan.

The actual defined benefit pension plan asset allocation at May 31, 2012 and 2011, and the target asset allocation for 2013, by asset category were as follows

% of Plan Assets	2012	2011	Target 2013
Equity securities	59%	61%	60%
Fixed income securities	41%	39%	40%

	100%	100%	100%

The assumed health care cost trend rate for the next year attributed to all participant age groups is 9% declining to an ultimate trend rate of 5% in 2017. The effect of increasing or decreasing the health care cost trend rates by one percentage point would increase the health benefit obligation by approximately $377,000 or decrease the health benefit obligation by approximately $388,000 and increase or decrease the plan expense by approximately $26,000.

The estimated future benefit payments under the postretirement health benefit plan for each of the five succeeding years are $0.4 million, $0.4 million, $0.4 million, $0.4 million and $0.5 million and for the five-year period thereafter an aggregate of $2.7 million.

Financial Security Defined Benefit Plans.    The amount of financial security plan benefit expense and the projected financial security plan benefit obligation are determined using assumptions as of the end of the year. The weighted-average discount rate used was 4.30% in 2012 and 5.15% in 2011. Actuarial gains or losses are recognized when incurred, and therefore, the end of year benefit obligation is the same as the accrued benefit costs recognized in the consolidated balance sheet.

In 2010, it was discovered that our actuarial assumptions for certain participants failed to consider that these participants will receive their defined benefit for a minimum of 15 years or life. Previously, our calculations had incorrectly assumed that the payments to these participants ceased after 15 years. We recomputed the defined benefit liability for these participants and recognized a charge of $4.4 million in 2010 to record the additional liability. Management estimated that $3.4 million of this additional liability related to years prior to 2010. This $3.4 million would have accumulated over time since the year 2000. The $1.0 million increase related to 2010 was primarily a function of the decreased discount rate in 2010 compared to the discount rate in 2009. Management determined that the amount related to prior years was not material to the financial statements and the entire charge was recognized in selling, general and administrative expense in 2010.

The amount of financial security plan benefit expense charged to costs and expenses was as follows:

In thousands	2012	2011	2010
Service cost	$2,147	$2,213	$1,673
Interest cost	2,517	2,311	2,289
Recognized actuarial loss	4,366	2,347	3,854
Recognized actuarial loss adjustment	—	—	4,441

	$9,030	$6,871	$12,257

The following provides a reconciliation of the financial security plan benefit obligation.

In thousands	2012	2011
Change in projected benefit obligation
Benefit obligation at beginning of year	$48,091	$43,959
Service cost	2,147	2,213
Interest cost	2,517	2,311
Recognized actuarial loss (gain)	4,366	2,347
Benefits paid	(2,891)	(2,739)

Benefit obligation at end of year	$54,230	$48,091

Funded status at end of year	$(54,230)	$(48,091)

The financial security plans are unfunded and benefits are paid as they become due. The estimated future benefit payments under the plans for each of the five succeeding years are $3.3 million, $3.5 million, $3.9 million, $4.4 million and $4.5 million and for the five-year period thereafter an aggregate of $21.6 million.

Defined Contribution Plans.    Substantially all of our employees are covered by a series of defined contribution retirement plans. The amount of pension expense charged to costs and expenses for these plans was $1.2 million in 2012, $2.8 million in 2011 and $2.8 million in 2010. It is our policy to fund the plans to the extent of charges to income.

8. Income Taxes

The provisions (benefit) for income taxes are composed of:

In thousands	2012	2011	2010
Current	$1,084	$981	$(14,006)
Deferred	(88)	(42,875)	(9,132)

	$996	$(41,894)	$(23,138)

A reconciliation of income taxes at the federal statutory rate to the preceding provisions (benefit) follows:

In thousands	2012	2011	2010
Taxes at statutory rate	$2,965	$(37,382)	$(21,697)
Additional statutory depletion	(2,793)	(2,512)	(3,128)
State income taxes	597	(1,226)	(862)
Nontaxable insurance benefits	(1,219)	(1,275)	(1,012)
Qualified domestic production activities	—	—	2,085
Stock-based compensation	823	909	863
Other—net	623	(408)	613

	$996	$(41,894)	$(23,138)

The components of the net deferred tax asset at May 31 are summarized below.

In thousands	2012	2011
Deferred tax assets
Deferred compensation	$22,626	$22,341
Inventory costs	4,897	6,833
Accrued expenses not currently tax deductible	9,192	10,205
Goodwill	988	2,191
Other comprehensive income	11,042	7,250
Alternative minimum tax credit carryforward	28,808	28,808
Net operating loss carryforward	61,530	49,896
Other	5,998	4,803

Total deferred tax assets	145,081	132,327
Valuation allowance	(5,159)	—

Net deferred tax assets	139,922	132,327
Deferred tax liabilities
Property, plant and equipment	103,583	99,750
Deferred real estate gains	19,049	14,505
Other	3,575	3,039

Total deferred tax liabilities	126,207	117,294

Net deferred tax asset	13,715	15,033
Less current deferred tax asset	10,713	12,346

Long-term deferred tax asset	$3,002	$2,687

We made income tax payments of $0.4 million in 2012, $0.4 million in 2011 and $0.4 million in 2010, and received income tax refunds of $0.1 million in 2012, $13.1 million in 2011 and $16.8 million in 2010.

As of May 31, 2012, we had an alternative minimum tax credit carryforward of $28.8 million. The credit, which does not expire, is available for offset against future regular federal income tax. We had $57.6 million in federal net operating loss carryforwards. The federal net operating losses, which begin to expire in 2030, may be carried forward twenty years and offset against future federal taxable income. We had $4.0 million in state net operating loss carryforwards. The state net operating losses, which begin to expire in 2014, may be carried forward from five to twenty years depending on the state jurisdiction.

Under special tax rules (the Section 382 Limitation), cumulative stock ownership changes among material shareholders exceeding fifty percent during a three-year period can potentially limit a company’s future use of net operating losses, tax credits and certain “built-in losses” or deductions (tax attributes). The Section 382 Limitation may be increased by certain “built-in gains” as provided by current IRS guidance. We had an ownership change in 2009. However, management does not believe the Section 382 Limitation impacts the recorded value of deferred taxes or realization of our tax attributes.

Management reviews our deferred tax position and in particular our deferred tax assets whenever circumstances indicate that the assets may not be realized in the future and records a valuation allowance unless such deferred tax assets are deemed more likely than not to be recoverable. The ultimate realization of these deferred tax assets depends upon various factors including the generation of taxable income during future periods. The Company’s deferred tax assets exceeded deferred tax liabilities as of May 31, 2012 and May 31, 2011. Management has concluded that the sources of taxable income we are permitted to consider do not assure the realization of the entire amount of our net deferred tax assets. Accordingly, a valuation allowance was required due to the uncertainty of realizing the deferred tax assets. We recorded a valuation allowance of $5.2 million in 2012 through a charge to other comprehensive loss given the increase in actuarial losses in our retirement plans in 2012 when the Company was otherwise profitable.

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

10. Business Segments

We have three business segments: cement, aggregates and consumer products. Our business segments are managed separately along product lines. Through the cement segment we produce and sell gray portland cement as our principal product, as well as specialty cements. Through the aggregates segment we produce and sell stone, sand and gravel as our principal products, as well as expanded shale and clay lightweight aggregates. Through the consumer products segment we produce and sell ready-mix concrete as our principal product, as well as packaged concrete mix, mortar, sand and related products prior to our sale of our Texas-based package products operations in April 2012. We account for intersegment sales at market prices. Segment operating profit consists of net sales less operating costs and expenses. Corporate includes those administrative, financial, legal, human resources, environmental and real estate activities which are not allocated to operations and are excluded from segment operating profit. Identifiable assets by segment are those assets that are used in each segment’s operation. Corporate assets consist primarily of cash and cash equivalents, real estate and other financial assets not identified with a business segment.

The following is a summary of operating results and certain other financial data for our business segments.

In thousands	2012	2011	2010
Net sales
Cement
Sales to external customers	$268,886	$240,449	$249,366
Intersegment sales	46,407	46,845	45,147
Aggregates
Sales to external customers	149,110	147,862	143,045
Intersegment sales	25,450	24,563	21,902
Consumer products
Sales to external customers	229,007	233,502	228,653
Intersegment sales	2,721	2,646	2,730
Eliminations	(74,578)	(74,054)	(69,779)

Total net sales	$647,003	$621,813	$621,064

Segment operating profit (loss)
Cement	$20,488	$(10,249)	$13,996
Aggregates	33,555	22,638	13,801
Consumer products	25,035	(11,151)	3,657

Total segment operating profit	1 79,078	1 1,238	31,454
Corporate	(35,771)	(30,843)	(41,205)
Interest	(34,835)	(47,583)	(52,240)
Loss on debt retirements	—	(29,619)	—

Income (loss) from continuing operations before income taxes	$8,472	$(106,807)	$(61,991)

In thousands	2012	2011	2010
Identifiable assets
Cement	$1,135,336	$1,082,524	$1,093,301
Aggregates	219,074	201,917	229,084
Consumer products	90,717	106,643	85,641
Corporate	131,801	159,927	123,721

Total assets	$1,576,928	$1,551,011	$1,531,747

Depreciation, depletion and amortization
Cement	$35,078	$36,576	$35,828
Aggregates	15,745	18,963	19,873
Consumer products	8,981	7,625	7,065
Corporate	1,148	1,133	1,159

Total depreciation, depletion and amortization	$60,952	$64,297	$63,925

Capital expenditures
Cement	$78,618	$30,413	$7,672
Aggregates	21,332	6,124	5,293
Consumer products	4,569	8,229	564
Corporate	1,817	917	130

Total capital expenditures	$106,336	$45,683	$13,659

Net sales by product
Cement	$232,007	$209,586	$221,068
Stone, sand and gravel	64,393	68,645	69,081
Ready-mix concrete	182,418	180,733	175,581
Other products	89,529	94,892	95,928
Delivery fees	78,656	67,957	59,406

Total net sales	$647,003	$621,813	$621,064

All sales were made in the United States during the periods presented with no single customer representing more than 10 percent of sales. All of our identifiable assets are located in the United States.

Cement segment operating profit includes $2.5 million in 2012, $1.7 million in 2011 and $3.4 million in 2010 from sales of emission credits associated with our Crestmore cement plant in Riverside, California.

Aggregate segment operating profit in 2012 includes a gain of $20.8 million from the sale of our aggregate rail distribution terminal and associated assets located in Stafford, Texas. Segment operating profit in 2011 includes a gain of $12.0 million from the exchange of aggregate operating assets for ready-mix operating assets.

Consumer products segment operating profit in 2012 includes a gain of $30.9 million from the sale of our Texas-based package products operations. We also entered into ready-mix and aggregate asset exchange transactions and a joint venture agreement that resulted in the recognition of gains of $10.5 million in 2012.

Cement segment capital expenditures incurred in connection with the expansion of our Hunter, Texas cement plant were $72.9 million in 2012, $25.4 million in 2011 and $5.3 million in 2010, of which $32.3 million in 2012 and $11.0 million in 2011 was capitalized interest paid.

Capital expenditures for normal replacement and upgrades of existing equipment and acquisitions to sustain existing operations were $33.4 million in in 2012, $20.3 million in 2011 and $8.3 million in 2010, of which $18.0 million was incurred to acquire aggregate reserves in 2012.

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

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating balance sheet at May 31, 2012

Cash and cash equivalents	$84,713	$3,314	$—	$88,027
Receivables—net	—	98,836	—	98,836
Inventories	—	129,514	—	129,514
Deferred income taxes and prepaid expenses	99	18,908	—	19,007

Total current assets	84,812	250,572	—	335,384

Property, plant and equipment—net	—	1,195,596	—	1,195,596
Goodwill	—	1,715	—	1,715
Real estate and investments	664	20,201	—	20,865
Deferred income taxes and other charges	123,734	7,356	(107,722)	23,368
Investment in subsidiaries	987,519	—	(987,519)	—
Long-term intercompany receivables	246,298	18,747	(265,045)	—

Total assets	$1,443,027	$1,494,187	$(1,360,286)	$1,576,928

Accounts payable	$108	$64,717	$—	$64,825
Accrued interest, compensation and other	25,829	35,488	—	61,317
Current portion of long-term debt	4	1,210	—	1,214

Total current liabilities	25,941	101,415	—	127,356

Long-term debt	650,245	6,704	—	656,949
Long-term intercompany payables	18,747	246,298	(265,045)	—
Deferred income taxes	—	107,722	(107,722)	—
Other credits	51,823	44,529	—	96,352
Shareholders’ equity	696,271	987,519	(987,519)	696,271

Total liabilities and shareholders’ equity	$1,443,027	$1,494,187	$(1,360,286)	$1,576,928

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating balance sheet at May 31, 2011

Cash and cash equivalents	$113,898	$2,534	$—	$116,432
Receivables—net	—	85,817	—	85,817
Inventories	—	140,646	—	140,646
Deferred income taxes and prepaid expenses	77	21,963	—	22,040

Total current assets	113,975	250,960	—	364,935

Property, plant and equipment—net	—	1,155,421	—	1,155,421
Goodwill	—	1,715	—	1,715
Real estate and investments	677	6,072	—	6,749
Deferred income taxes and other charges	110,305	6,242	(94,356)	22,191
Investment in subsidiaries	945,039	—	(945,039)	—
Long-term intercompany receivables	264,779	18,751	(283,530)	—

Total assets	$1,434,775	$1,439,161	$(1,322,925)	$1,551,011

Accounts payable	$34	$56,753	$—	$56,787
Accrued interest, compensation and other	22,146	36,702	—	58,848
Current portion of long-term debt	—	73	—	73

Total current liabilities	22,180	93,528	—	115,708

Long-term debt	650,268	2,135	—	652,403
Long-term intercompany payables	18,751	264,779	(283,530)	—
Deferred income taxes	—	94,356	(94,356)	—
Other credits	47,994	39,324	—	87,318
Shareholders’ equity	695,582	945,039	(945,039)	695,582

Total liabilities and shareholders’ equity	$1,434,775	$1,439,161	$(1,322,925)	$1,551,011

Condensed consolidating statement of operations for the year ended May 31, 2012

Net sales	$—	$647,003	$—	$647,003
Cost of products sold	—	601,256	—	601,256

Gross profit	—	45,747	—	45,747

Selling, general and administrative	9,349	63,708	—	73,057
Restructuring charges	—	3,216	—	3,216
Interest	68,291	—	(33,456)	34,835
Loss on debt retirements	—	—	—	—
Other income	(56)	(73,777)	—	(73,833)
Intercompany other income	(3,500)	(29,956)	33,456	—

	74,084	(36,809)	—	37,275

Income (loss) before the following items	(74,084)	82,556	—	8,472
Income taxes (benefit)	(27,345)	28,341	—	996

	(46,739)	54,215	—	7,476
Equity in earnings (loss) of subsidiaries	54,215	—	(54,215)	—

Net income (loss)	$7,476	$54,215	$(54,215)	$7,476

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating statement of operations for the year ended May 31, 2011

Net sales	$—	$621,813	$—	$621,813
Cost of products sold	—	596,510	—	596,510

Gross profit	—	25,303	—	25,303

Selling, general and administrative	8,810	67,610	—	76,420
Restructuring charges	—	—	—	—
Interest	66,101	—	(18,518)	47,583
Loss on debt retirements	29,619	—	—	29,619
Other income	(200)	(21,312)	—	(21,512)
Intercompany other income	(3,500)	(15,018)	18,518	—

	100,830	31,280	—	132,110

Income (loss) before the following items	(100,830)	(5,977)	—	(106,807)
Income taxes (benefit)	(37,475)	(4,419)	—	(41,894)

	(63,355)	(1,558)	—	(64,913)
Equity in earnings (loss) of subsidiaries	(1,558)	—	1,558	—

Net income (loss)	$(64,913)	$(1,558)	$1,558	$(64,913)

Condensed consolidating statement of operations for the year ended May 31, 2010

Net sales	$—	$621,064	$—	$621,064
Cost of products sold	—	562,066	—	562,066

Gross profit	—	58,998	—	58,998

Selling, general and administrative	14,973	64,442	—	79,415
Restructuring charges	—	—	—	—
Interest	53,114	2,626	(3,500)	52,240
Loss on debt retirements	—	—	—	—
Other income	(39)	(10,627)	—	(10,666)
Intercompany other income	(3,500)	—	3,500	—

	64,548	56,441	—	120,989

Income (loss) before the following items	(64,548)	2,557	—	(61,991)
Income taxes (benefit)	(21,247)	(1,891)	—	(23,138)

	(43,301)	4,448	—	(38,853)
Equity in earnings (loss) of subsidiaries	4,448	—	(4,448)	—

Net income (loss)	$(38,853)	$4,448	$(4,448)	$(38,853)

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating statement of cash flows for the year ended May 31, 2012

Net cash provided (used) by operating activities	$(49,100)	$59,274	$—	$10,174

Investing activities
Capital expenditures—expansions	—	(72,906)	—	(72,906)
Capital expenditures—other	—	(33,430)	—	(33,430)
Proceeds from asset disposals	—	66,845	—	66,845
Investments in life insurance contracts	3,354	—	—	3,354
Other—net	—	(245)	—	(245)

Net cash provided (used) by investing activities	3,354	(39,736)	—	(36,382)

Financing activities
Long-term borrowings	—	—	—	—
Debt retirements	(19)	(281)	—	(300)
Debt issuance costs	(1,829)	—	—	(1,829)
Stock option exercises	2,023	—	—	2,023
Excess tax benefits from stock-based compensation	—	—	—	—
Common dividends paid	(2,091)	—	—	(2,091)
Net intercompany financing activities	18,477	(18,477)	—	—

Net cash provided (used) by financing activities	16,561	(18,758)	—	(2,197)

Increase (decrease) in cash and cash equivalents	(29,185)	780	—	(28,405)

Cash and cash equivalents at beginning of year	113,898	2,534	—	116,432

Cash and cash equivalents at end of year	$84,713	$3,314	$—	$88,027

Condensed consolidating statement of cash flows for the year ended May 31, 2011

Net cash provided (used) by operating activities	$(55,280)	$64,525	$—	$9,245

Investing activities
Capital expenditures—expansions	—	(25,430)	—	(25,430)
Capital expenditures—other	—	(20,253)	—	(20,253)
Proceeds from asset disposals	—	3,596	—	3,596
Investments in life insurance contracts	4,073	—	—	4,073
Other—net	—	1,266	—	1,266

Net cash provided (used) by investing activities	4,073	(40,821)	—	(36,748)

Financing activities
Long-term borrowings	650,000	—	—	650,000
Debt retirements	(561,394)	(233)	—	(561,627)
Debt issuance costs	(12,492)	—	—	(12,492)
Stock option exercises	1,462	—	—	1,462
Excess tax benefits from stock-based compensation	—	—	—	—
Common dividends paid	(8,354)	—	—	(8,354)
Net intercompany financing activities	23,391	(23,391)	—	—

Net cash provided (used) by financing activities	92,613	(23,624)	—	68,989

Increase (decrease) in cash and cash equivalents	41,406	80	—	41,486

Cash and cash equivalents at beginning of year	72,492	2,454	—	74,946

Cash and cash equivalents at end of year	$113,898	$2,534	$—	$116,432

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating statement of cash flows for the year ended May 31, 2010

Net cash provided (used) by operating activities	$(37,662)	$85,815	$—	$48,153

Investing activities
Capital expenditures—expansions	—	(5,337)	—	(5,337)
Capital expenditures—other	—	(8,322)	—	(8,322)
Proceeds from asset disposals	—	21,592	—	21,592
Investments in life insurance contracts	6,967	—	—	6,967
Other—net	—	2,079	—	2,079

Net cash provided (used) by investing activities	6,967	10,012	—	16,979

Financing activities
Long-term borrowings	—	—	—	—
Debt retirements	(10)	(235)	—	(245)
Debt issuance costs	(2,552)	—	—	(2,552)
Stock option exercises	893	—	—	893
Excess tax benefits from stock-based compensation	250	—	—	250
Common dividends paid	(8,328)	—	—	(8,328)
Net intercompany financing activities	95,708	(95,708)	—	—

Net cash provided (used) by financing activities	85,961	(95,943)	—	(9,982)

Increase (decrease) in cash and cash equivalents	55,266	(116)	—	55,150

Cash and cash equivalents at beginning of year	17,226	2,570	—	19,796

Cash and cash equivalents at end of year	$72,492	$2,454	$—	$74,946

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Texas Industries, Inc.

We have audited the accompanying consolidated balance sheets of Texas Industries, Inc. and subsidiaries (the Company) as of May 31, 2012 and 2011, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the three years in the period ended May 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Texas Industries, Inc. and subsidiaries at May 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Texas Industries, Inc. and subsidiaries’ internal control over financial reporting as of May 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 17, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Ft. Worth, Texas

July 17, 2012

QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following is a summary of quarterly financial information (in thousands except per share).

2012	Aug.	Nov.	Feb.	May
Net sales	$181,740	$156,071	$134,636	$174,556
Gross profit	13,825	2,746	745	28,431
Net income (loss)(1)(2)	(7,420)	(21,037)	(24,280)	60,213
Basic earnings (loss) per share	(.27)	(.75)	(.87)	2.15
Diluted earnings (loss) per share	(.27)	(.75)	(.87)	2.15

2011	Aug.	Nov.	Feb.	May
Net sales	$172,122	$148,111	$125,818	$175,762
Gross profit (loss)	16,108	12,067	(9,361)	6,489
Net income (loss)(3)(4)	(23,692)	(11,201)	(20,934)	(9,086)
Basic earnings (loss) per share	(.85)	(.40)	(.75)	(.33)
Diluted earnings (loss) per share	(.85)	(.40)	(.75)	(.33)

(1)	During the August 2011 quarter, we sold emission credits associated with our Crestmore cement plant in Riverside, California that resulted in a gain of $2.5 million reported in our cement segment.

We entered into an asset exchange transaction that resulted in the recognition of a gain of $1.6 million reported in our consumer products segment.

(2)	During the May 2012 quarter, we completed the valuation of the fair value of our 40% interest in a joint venture to which we contributed seven ready-mix plants and related assets in November 2011 that resulted in the recognition of a gain of $8.9 million reported in our consumer products segment.

We sold our Texas-based package products operations that resulted in the recognition of a gain of $30.9 million reported in our consumer products segment.

We sold our aggregate rail distribution terminal and associated assets located in Stafford, Texas that resulted in the recognition of a gain of $20.8 million reported in our aggregates segment.

(3)	During the August 2010 quarter, we sold emission credits associated with our Crestmore cement plant in Riverside, California that resulted in a gain of $1.7 million reported in our cement segment.

(4)	During the May 2011 quarter, we entered into an asset exchange transaction that resulted in the recognition of a gain of $12.0 million reported in our aggregates segment.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of May 31, 2012.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2012. The criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework were used by management in its assessment. Based on the assessment, management concluded that the Company’s internal control over financial reporting was effective as of May 31, 2012.

Ernst & Young LLP, the Company’s Independent Registered Public Accounting Firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. It appears immediately following this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Texas Industries, Inc.

We have audited Texas Industries, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of May 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Texas Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Texas Industries, Inc. and subsidiaries as of May 31, 2012 and 2011, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the three years in the period ended May 31, 2012 of Texas Industries, Inc. and subsidiaries and our report dated July 17, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Ft. Worth, Texas

July 17, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our executive officers is incorporated by reference to the “Executive Officers” section in Item 1 of this Report. Information about our directors is incorporated by reference to the “Election of Directors” section in our Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after May 31, 2012 (the “Proxy Statement”). Information about changes in the procedures by which shareholders may recommend director nominees is incorporated by reference to the “Corporate Governance-Director Nominations” section of the Proxy Statement. Information about the Audit Committee and an audit committee financial expert is incorporated by reference to the “Board of Directors and Its Standing Committees—Audit Committee” section of the Proxy Statement.

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

(1)	Financial Statements and Supplementary Data

Consolidated Balance Sheets—May 31, 2012 and 2011

Consolidated Statements of Operations—Years ended May 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows—Years ended May 31, 2012, 2011 and 2010

Consolidated Statements of Shareholders’ Equity—Years ended May 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(2)	Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

(3)	Listing of Exhibits

3.1	Composite Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed on July 21, 2010)

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on January 14, 2010)

3.3	Amended and Restated Certificate of Designations of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 1, 2006)

4.1	Form of the Company’s 9 1/4% Senior Note due 2020 and Notation of Guarantee (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed on August 11, 2010)

4.2	Registration Rights Agreement, dated as of August 10, 2010, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on August 11, 2010)

4.3	Indenture, dated as of August 10, 2010, among the Company, the Guarantors and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 11, 2010)

10.1	Purchase Agreement, dated July 27, 2010, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 2, 2010)

10.2	Third Amended and Restated Credit Agreement, dated as of August 25, 2011, among the Company, Bank of America, N.A., as Administrative Agent, Lead Collateral Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as L/C Issuer, Wells Fargo Capital Finance, LLC, as Co-Collateral Agent, General Electric Capital Corporation, as Co-Collateral Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 31, 2011)

10.3	Amended and Restated Security Agreement, dated June 19, 2009, among the Company, the Guarantors and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.4	First Amendment to Amended and Restated Security Agreement, dated as of August 25, 2011, among the Company, the Subsidiary Guarantors and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 31, 2011)

10.5	Employment Agreement of Mel G. Brekhus dated as of April 14, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 16, 2010)

10.6	Texas Industries, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed on May 19, 1994)

10.7	Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.8	Form of Stock Option Agreement under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 25, 2006)

10.9	Form of Non-Employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 16, 2009)

10.10	TXI Annual Incentive Plans-Fiscal Year 2013

10.11	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2013 (incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K filed on July 21, 2010)

10.12	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2014 (incorporated by reference to exhibit 10.18 to Annual Report on Form 10-K filed on July 15, 2011)

10.13	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2015

10.14	Master Performance-Based Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement filed on August 25, 2006)

10.15	Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on August 12, 2005)

10.16	SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan between Texas Industries, Inc. and Mel G. Brekhus, dated June 1, 2004 (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on July 25, 2006)

10.17	Amendment No. 1 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, by and between Texas Industries, Inc. and Mel G. Brekhus dated April 24, 2006 (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K filed on July 25, 2006)

10.18	Deferred Compensation Plan for Directors of Texas Industries, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 24, 2006)

10.19	Form of 2005 Executive Financial Security Plan (Annuity Formula), as amended (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed on January 7, 2010)
10.20	Form of 2005 Executive Financial Security Plan (Lump Sum Formula), as amended (incorporated by reference to Exhibit 10.27 to Quarterly Report Form 10-Q filed on January 7, 2010)

10.21	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on April 25, 2006)

10.22	Amendment No. 2 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, between Texas Industries, Inc. and Mel G. Brekhus dated July 11, 2007 (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed on July 13, 2007)

10.23	Contract, signed September 21, 2007, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed on September 27, 2007, noting that portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.24	Contract Amendment No. 1, executed August 17, 2009, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 21, 2009)

12.1	Computation of Ratios of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant as of May 31, 2012

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney for certain members of the Board of Directors

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

95.1	Mine Safety Disclosure Exhibit

101	The following financial information from Texas Industries, Inc.’s Annual Report on Form 10-K for the year ended May 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of May 31, 2012 and May 31, 2011, (ii) Consolidated Statements of Operations for the years ended May 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the years ended May 31, 2012, 2011 and 2010, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of July, 2012.

TEXAS INDUSTRIES, INC.

By	/S/ MEL G. BREKHUS
Mel G. Brekhus, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ MEL G. BREKHUS Mel G. Brekhus	Director, President and Chief Executive Officer (Principal Executive Officer)	July 17, 2012

/S/ KENNETH R. ALLEN Kenneth R. Allen	Vice President—Finance and Chief Financial Officer (Principal Financial Officer)	July 17, 2012

/S/ T. LESLEY VINES T. Lesley Vines	Vice President—Corporate Controller and Treasurer (Principal Accounting Officer)	July 17, 2012

/S/ EUGENIO CLARIOND* Eugenio Clariond	Director	July 17, 2012

/S/ SAM COATS* Sam Coats	Director	July 17, 2012

/S/ THOMAS RANSDELL* Thomas Ransdell	Director	July 17, 2012

/S/ ROBERT D. ROGERS* Robert D. Rogers	Director	July 17, 2012

/S/ THOMAS L. RYAN* Thomas L. Ryan	Director	July 17, 2012

/S/ RONALD G. STEINHART* Ronald G. Steinhart	Director	July 17, 2012

/S/ DOROTHY C. WEAVER* Dorothy C. Weaver	Director	July 17, 2012

A majority of the Board of Directors

* By	/S/ T. LESLEY VINES
T. Lesley Vines Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit Number
3.1	Composite Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed on July 21, 2010)

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on January 14, 2010)

3.3	Amended and Restated Certificate of Designations of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 1, 2006)

4.1	Form of the Company’s 9 1/4% Senior Note due 2020 and Notation of Guarantee (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed on August 11, 2010)

4.2	Registration Rights Agreement, dated as of August 10, 2010, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on August 11, 2010)

4.3	Indenture, dated as of August 10, 2010, among the Company, the Guarantors and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 11, 2010)

10.1	Purchase Agreement, dated July 27, 2010, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 2, 2010)

10.2	Third Amended and Restated Credit Agreement, dated as of August 25, 2011, among the Company, Bank of America, N.A., as Administrative Agent, Lead Collateral Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as L/C Issuer, Wells Fargo Capital Finance, LLC, as Co-Collateral Agent, General Electric Capital Corporation, as Co-Collateral Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 31, 2011)

10.3	Amended and Restated Security Agreement, dated June 19, 2009, among the Company, the Guarantors and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.4	First Amendment to Amended and Restated Security Agreement, dated as of August 25, 2011, among the Company, the Subsidiary Guarantors and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 31, 2011)

10.5	Employment Agreement of Mel G. Brekhus dated as of April 14, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 16, 2010)

10.6	Texas Industries, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed on May 19, 1994)

10.7	Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed on January 5, 2007)

108	Form of Stock Option Agreement under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 25, 2006)

10.9	Form of Non-Employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 16, 2009)

10.10	TXI Annual Incentive Plans-Fiscal Year 2013

Exhibit Number
10.11	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2013 (incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K filed on July 21, 2010)

10.12	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2014 (incorporated by reference to exhibit 10.18 to Annual Report on Form 10-K filed on July 15, 2011)

10.13	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2015

10.14	Master Performance-Based Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement filed on August 25, 2006)

10.15	Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on August 12, 2005)

10.16	SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan between Texas Industries, Inc. and Mel G. Brekhus, dated June 1, 2004 (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on July 25, 2006)

10.17	Amendment No. 1 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, by and between Texas Industries, Inc. and Mel G. Brekhus dated April 24, 2006 (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K filed on July 25, 2006)

10.18	Deferred Compensation Plan for Directors of Texas Industries, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 24, 2006)

10.19	Form of 2005 Executive Financial Security Plan (Annuity Formula), as amended (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.20	Form of 2005 Executive Financial Security Plan (Lump Sum Formula), as amended (incorporated by reference to Exhibit 10.27 to Quarterly Report Form 10-Q filed on January 7, 2010)

10.21	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on April 25, 2006)

10.22	Amendment No. 2 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, between Texas Industries, Inc. and Mel G. Brekhus dated July 11, 2007 (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed on July 13, 2007)

10.23	Contract, signed September 21, 2007, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed on September 27, 2007, noting that portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.24	Contract Amendment No. 1, executed August 17, 2009, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 21, 2009)

12.1	Computation of Ratios of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant as of May 31, 2012

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney for certain members of the Board of Directors

Exhibit Number
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

95.1	Mine Safety Disclosure Exhibit

101	The following financial information from Texas Industries, Inc.’s Annual Report on Form 10-K for the year ended May 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of May 31, 2012 and May 31, 2011, (ii) Consolidated Statements of Operations for the years ended May 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the years ended May 31, 2012, 2011 and 2010, and (iv) the Notes to Consolidated Financial Statements.