Form 10-K/A
period 2012-05-31
TEXAS INDUSTRIES INC
filed 2012-08-09
CIK 97472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

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

EXPLANATORY NOTE

This Amendment No. 1 amends Registrant’s Annual Report on Form 10-K for the year ended May 31, 2012, which was filed on July 17, 2012. This Amendment No. 1 is being filed solely for the purpose of correcting (i) typographical printer’s errors in the number of tons of cement backlog that we do not expect to fill in fiscal year 2013 in the “Products – Cement Segment” section on page 3 and in the “Total segment operating profit” line for 2012 and 2011 in footnote 10 on page 63, and (ii) a typographical error in the date in the last paragraph of the “Report of Independent Registered Public Accounting Firm” on page 70. Except for these corrections, there have been no changes in any of the financial or other information contained in the report. This Amendment No. 1 speaks as of the original filing date of the Form 10-K and does not reflect events that may have occurred subsequent to the original filing date.

Items 1 and 8, as amended, are included in their entirety below.

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

We produced approximately 3.6 million tons of finished cement during fiscal year 2012. We shipped approximately 3.6 million tons during the year, of which 3.0 million tons were shipped to outside trade customers. At May 31, 2012, our backlog was approximately 926,000 tons, approximately 425,000 tons of which we do not expect to fill in fiscal year 2013. At May 31, 2011, our backlog was approximately 551,000 tons.

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

PART II

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

The following is a summary of operating results and certain other financial data for our business segments.

In thousands	2012	2011	2010
Net sales
Cement
Sales to external customers	$268,886	$240,449	$249,366
Intersegment sales	46,407	46,845	45,147
Aggregates
Sales to external customers	149,110	147,862	143,045
Intersegment sales	25,450	24,563	21,902
Consumer products
Sales to external customers	229,007	233,502	228,653
Intersegment sales	2,721	2,646	2,730
Eliminations	(74,578)	(74,054)	(69,779)

Total net sales	$647,003	$621,813	$621,064

Segment operating profit (loss)
Cement	$20,488	$(10,249)	$13,996
Aggregates	33,555	22,638	13,801
Consumer products	25,035	(11,151)	3,657

Total segment operating profit	79,078	1,238	31,454
Corporate	(35,771)	(30,843)	(41,205)
Interest	(34,835)	(47,583)	(52,240)
Loss on debt retirements	—	(29,619)	—

Income (loss) from continuing operations before income taxes	$8,472	$(106,807)	$(61,991)

In thousands	2012	2011	2010
Identifiable assets
Cement	$1,135,336	$1,082,524	$1,093,301
Aggregates	219,074	201,917	229,084
Consumer products	90,717	106,643	85,641
Corporate	131,801	159,927	123,721

Total assets	$1,576,928	$1,551,011	$1,531,747

Depreciation, depletion and amortization
Cement	$35,078	$36,576	$35,828
Aggregates	15,745	18,963	19,873
Consumer products	8,981	7,625	7,065
Corporate	1,148	1,133	1,159

Total depreciation, depletion and amortization	$60,952	$64,297	$63,925

Capital expenditures
Cement	$78,618	$30,413	$7,672
Aggregates	21,332	6,124	5,293
Consumer products	4,569	8,229	564
Corporate	1,817	917	130

Total capital expenditures	$106,336	$45,683	$13,659

Net sales by product
Cement	$232,007	$209,586	$221,068
Stone, sand and gravel	64,393	68,645	69,081
Ready-mix concrete	182,418	180,733	175,581
Other products	89,529	94,892	95,928
Delivery fees	78,656	67,957	59,406

Total net sales	$647,003	$621,813	$621,064

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Texas Industries, Inc. and subsidiaries’ internal control over financial reporting as of May 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 17, 2012 expressed an unqualified opinion thereon.

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

(3)	During the August 2010 quarter, we sold emission credits associated with our Crestmore cement plant in Riverside, California that resulted in a gain of $1.7 million reported in our cement segment.

(4)	During the May 2011 quarter, we entered into an asset exchange transaction that resulted in the recognition of a gain of $12.0 million reported in our aggregates segment.

EXHIBITS TO THIS REPORT

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	The following financial information from Texas Industries, Inc.’s Annual Report on Form 10-K/A, Amendment No.1, for the year ended May 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of May 31, 2012 and May 31, 2011, (ii) Consolidated Statements of Operations for the years ended May 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the years ended May 31, 2012, 2011 and 2010, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of August, 2012.

TEXAS INDUSTRIES, INC.

By	/S/ KENNETH R. ALLEN
Kenneth R. Allen Vice President - Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	The following financial information from Texas Industries, Inc.’s Annual Report on Form 10-K/A, Amendment No.1, for the year ended May 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of May 31, 2012 and May 31, 2011, (ii) Consolidated Statements of Operations for the years ended May 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the years ended May 31, 2012, 2011 and 2010, and (iv) the Notes to Consolidated Financial Statements.