Form 10-Q
period 2012-08-31
TEXAS INDUSTRIES INC
filed 2012-09-28
CIK 97472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 1-4887

TEXAS INDUSTRIES, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	75-0832210
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1341 West Mockingbird Lane, Suite 700W, Dallas, Texas	75247-6913
(Address of principal executive offices)	(Zip Code)

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

There were 28,031,943 shares of the Registrant’s Common Stock, $1.00 par value, outstanding as of September 24, 2012.

INDEX

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

In thousands	(Unaudited) August 31, 2012	May 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$60,871	$88,027
Receivables – net	113,354	98,836
Inventories	118,370	129,514
Deferred income taxes and prepaid expenses	17,640	19,007

TOTAL CURRENT ASSETS	310,235	335,384

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	173,771	172,247
Buildings	51,749	51,982
Machinery and equipment	1,189,805	1,184,651
Construction in progress	454,392	437,166

	1,869,717	1,846,046
Less depreciation and depletion	662,385	650,450

	1,207,332	1,195,596
OTHER ASSETS
Goodwill	1,715	1,715
Real estate and investments	20,716	20,865
Deferred income taxes and other charges	24,400	23,368

	46,831	45,948

	$1,564,398	$1,576,928

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$68,673	$64,825
Accrued interest, compensation and other	44,656	61,317
Current portion of long-term debt	1,455	1,214

TOTAL CURRENT LIABILITIES	114,784	127,356

LONG-TERM DEBT	657,803	656,949

OTHER CREDITS	95,935	96,352

SHAREHOLDERS’ EQUITY
Common stock, $1 par value; authorized 100,000 shares; issued and outstanding 28,031 and 27,996 shares, respectively	28,031	27,996
Additional paid-in capital	490,495	488,637
Retained earnings	201,480	204,136
Accumulated other comprehensive loss	(24,130)	(24,498)

	695,876	696,271

	$1,564,398	$1,576,928

See notes to consolidated financial statements.

(Unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Three months ended August 31,
In thousands except per share	2012	2011
NET SALES	$191,808	$181,740

Cost of products sold	171,717	167,915

GROSS PROFIT	20,091	13,825
Selling, general and administrative	18,879	17,804
Interest	7,777	9,460
Other income	(4,052)	(5,872)

	22,604	21,392

LOSS BEFORE INCOME TAXES	(2,513)	(7,567)

Income taxes (benefit)	143	(147)

NET LOSS	$(2,656)	$(7,420)

Net loss per share
Basic	$(.09)	$(.27)
Diluted	$(.09)	$(.27)

Average shares outstanding
Basic	27,998	27,874
Diluted	27,998	27,874

Cash dividends declared per share	$—	$.075

See notes to consolidated financial statements.

(Unaudited)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Three months ended August 31,
In thousands	2012	2011
Net loss	$(2,656)	$(7,420)

Other comprehensive income
Net actuarial gains (losses) of defined postretirement benefit plans
Reclassification of recognized transactions, net of tax	546	363
Adjustment, net of tax	(55)	—
Prior service cost of defined postretirement benefit plans
Reclassification of recognized transactions, net of taxes	(123)	(123)

Total other comprehensive income	368	240

Comprehensive loss	$(2,288)	$(7,180)

See notes to consolidated financial statements.

(Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Three months ended August 31,
In thousands	2012	2011
OPERATING ACTIVITIES
Net loss	$(2,656)	$(7,420)
Adjustments to reconcile net loss to cash provided by operating activities
Depreciation, depletion and amortization	14,216	15,980
Gains on asset disposals	(2,503)	(2,368)
Deferred income tax benefit	(3)	(241)
Stock-based compensation expense	2,766	107
Other – net	(3,028)	(1,567)
Changes in operating assets and liabilities
Receivables – net	(14,013)	(8,670)
Inventories	10,846	894
Prepaid expenses	1,099	1,729
Accounts payable and accrued liabilities	(4,632)	(5,809)

Net cash provided (used) by operating activities	2,092	(7,365)

INVESTING ACTIVITIES
Capital expenditures – expansions	(28,114)	(25,221)
Capital expenditures – other	(4,496)	(20,367)
Proceeds from asset disposals	3,578	863
Investments in life insurance contracts	146	—
Other – net	(59)	(82)

Net cash used by investing activities	(28,945)	(44,807)

FINANCING ACTIVITIES
Debt retirements	(1,028)	(18)
Debt issuance costs	—	(1,629)
Stock option exercises	725	78
Common dividends paid	—	(2,091)

Net cash used by financing activities	(303)	(3,660)

Decrease in cash and cash equivalents	(27,156)	(55,832)

Cash and cash equivalents at beginning of period	88,027	116,432

Cash and cash equivalents at end of period	$60,871	$60,600

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Texas Industries, Inc. and subsidiaries is a leading supplier of heavy construction materials in the southwestern United States through our three business segments: cement, aggregates and consumer products. Our principal products are gray portland cement, produced and sold through our cement segment; stone, sand, gravel and lightweight, produced and sold through our aggregates segment; and ready-mix concrete, produced and sold through our consumer products segment. Our facilities are concentrated primarily in Texas, Louisiana and California. When used in these notes the terms “Company,” “we,” “us” or “our” mean Texas Industries, Inc. and subsidiaries unless the context indicates otherwise.

1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 2012, are not necessarily indicative of the results that may be expected for the year ended May 31, 2013. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Texas Industries, Inc. for the year ended May 31, 2012.

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

Fair Value of Financial Instruments. The estimated fair value of each class of financial instrument as of August 31, 2012 and May 31, 2012 approximates its carrying value except for long-term debt having fixed interest rates. The fair value of our long-term debt is estimated based on broker/dealer quoted market prices. As of August 31, 2012, the fair value of our long-term debt, including the current portion, was approximately $698.3 million compared to the carrying amount of $659.3 million. As of May 31, 2012, the fair value of our long-term debt, including the current portion, was approximately $646.8 million compared to the carrying amount of $658.2 million.

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

Long-lived Assets. Management reviews long-lived assets on a facility by facility basis for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be recoverable and would record an impairment charge if necessary. Such evaluations compare the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset and are significantly impacted by estimates of future prices for our products, capital needs, economic trends and other factors. Estimates of future cash flows reflect Management’s belief that it operates in a cyclical industry.

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

Goodwill resulting from the acquisition of ready-mix operations in Texas and Louisiana and identified with our consumer products operations has a carrying value of $1.7 million at both August 31, 2012 and May 31, 2012. Based on an impairment test performed as of March 31, 2012, the fair value of the reporting unit exceeds its carrying value, and therefore, no potential impairment was identified.

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

Real Estate and Investments. Surplus real estate and real estate acquired for development of high quality industrial, office or multi-use parks totaled $7.3 million at August 31, 2012 and $7.6 million at May 31, 2012.

Investments include life insurance contracts purchased in connection with certain of our benefit plans. The contracts, recorded at their net cash surrender value, totaled $0.3 million (net of distributions of $93.7 million plus accrued interest and fees) at August 31, 2012 and $0.7 million (net of distributions of $94.4 million plus accrued interest and fees) at May 31, 2012. We can elect to receive distributions chargeable against the cash surrender value of the policies in the form of borrowings or withdrawals or we can elect to surrender the policies and receive their net cash surrender value.

Investment in Joint Venture. In November 2011 we entered into a joint venture agreement with a ready-mix operator based in Waco, Texas. We contributed certain of our central Texas ready-mix plants and related assets to the joint venture in return for a 40% equity interest. The joint venture operates ready-mix and sand and gravel plants serving the central Texas market. The day to day business operations are managed by the 60% partner in the venture. We supply cement to the joint venture. The debt of the joint venture is secured by the underlying assets of the joint venture. In addition, we have guaranteed 50% and our partner has guaranteed 100% of the debt of the joint venture. Our investment totaled $13.1 million at August 31, 2012 and $12.5 million at May 31, 2012. Our equity in income of the joint venture was $0.6 million for the three-month period ended August 31, 2012.

Deferred Other Charges. Deferred other charges totaled $21.3 million at August 31, 2012 and $20.4 million at May 31, 2012 and are composed primarily of debt issuance costs that totaled $12.5 million at August 31, 2012 and $13.0 million at May 31, 2012. The costs are amortized over the term of the related debt.

Other Credits. Other credits totaled $95.9 million at August 31, 2012 and $96.4 million at May 31, 2012 and are composed primarily of liabilities related to our retirement plans, deferred compensation agreements and asset retirement obligations.

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

Changes in asset retirement obligations are as follows:

	Three months ended August 31,
In thousands	2012	2011
Balance at beginning of period	$3,879	$4,455
Additions	45	287
Accretion expense	42	43
Settlements	(1,617)	(328)

Balance at end of period	$2,349	$4,457

Accumulated Other Comprehensive Loss. Amounts recognized in accumulated other comprehensive loss represent adjustments related to a defined benefit retirement plan and a postretirement health benefit plan covering approximately 600 employees and retirees of our California cement subsidiary. The amounts totaled $24.1 million (net of tax of $5.8 million) at August 31, 2012 and $24.5 million (net of tax of $6.0 million) at May 31, 2012.

Net Sales. Sales are recognized when title has transferred and products are delivered. We include delivery fees in the amount we bill customers to the extent needed to recover our cost of freight and delivery. Net sales are presented as revenues and include these delivery fees.

Other Income. Routine sales of surplus operating assets and real estate resulted in gains of $2.5 million and $0.3 million in the three-month periods ended August 31, 2012 and August 31, 2011, respectively. In addition, we sold emissions credits associated with our Crestmore cement plant in Riverside, California resulting in a gain of $2.5 million in the three-month period ended August 31, 2011.

In July 2011 we entered into an asset exchange transaction with CEMEX USA in which we acquired three ready-mix concrete plants and a sand and gravel plant that serve the Austin, Texas metropolitan market. In exchange, we transferred to CEMEX USA seven ready-mix concrete plants in the Houston, Texas market, and we designated four non-operating ready-mix plant sites in the Houston area as surplus real estate. The exchange resulted in the acquisition of ready-mix and aggregate property, plant and equipment of $6.1 million and the recognition of a gain of $2.1 million in the three-month period ended August 31, 2011. The gain from the transaction and the operating results of the acquired ready-mix operations are reported in our consumer products segment, and the operating results of the acquired sand and gravel operations are reported in our aggregates segment.

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

Basic weighted-average number of common shares outstanding during the period includes contingently issuable shares and excludes outstanding unvested restricted shares. Contingently issuable shares outstanding at August 31, 2012 relate to deferred compensation agreements in which directors elected to defer their fees. The deferred compensation is denominated in shares of our common stock and issued in accordance with the terms of the agreement subsequent to retirement or separation from us. The shares are considered contingently issuable because the director has an unconditional right to the shares to be issued.

Diluted weighted-average number of common shares outstanding during the period adjusts basic weighted-average shares for the dilutive effect of stock options, restricted shares and awards.

Basic and Diluted EPS are calculated as follows:

	Three months ended August 31,
In thousands except per share	2012	2011
Earnings
Net loss	$(2,656)	$(7,420)
Unvested restricted share participation	2	5

Loss allocated to common shareholders	$(2,654)	$(7,415)

Shares
Weighted-average shares outstanding	28,013	27,888
Contingently issuable shares	3	2
Unvested restricted shares	(18)	(16)

Basic weighted-average shares	27,998	27,874
Stock option, restricted share and award dilution	—	—

Diluted weighted-average shares (1)	27,998	27,874

Net loss per share
Basic	$(.09)	$(.27)
Diluted	$(.09)	$(.27)

(1) Shares excluded due to antidilutive effect Stock options, restricted shares and awards	1,131	1,205

Recently Issued Accounting Guidance. In June 2011, the Financial Accounting Standards Board issued new accounting guidance that requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. In December 2011, the Financial Accounting Standards Board issued an amendment to an existing accounting standard which defers the requirement to present reclassification adjustments for each component of other comprehensive income on the face of the income statement. The new guidance is effective for us on June 1, 2012 and has not had a material impact on our consolidated financial statements.

2. Working Capital

Working capital totaled $195.5 million at August 31, 2012 compared to $208.0 million at May 31, 2012. Selected components of working capital are summarized below.

Receivables consist of:

	August 31,	May 31,
In thousands	2012	2012
Trade notes and accounts receivable	$112,529	$97,621
Other	825	1,215

	$113,354	$98,836

Trade notes and accounts receivable are presented net of allowances for doubtful receivables of $2.6 million at August 31, 2012 and $2.5 million at May 31, 2012. Provisions for bad debts charged to expense were $0.1 million and $0.2 million in the three-month periods ended August 31, 2012 and August 31, 2011, respectively. Uncollectible accounts written off totaled less than $0.1 million and $0.2 million in the three-month periods ended August 31, 2012 and August 31, 2011, respectively.

Inventories consist of:

	August 31,	May 31,
In thousands	2012	2012
Finished products	$6,138	$7,749
Work in process	31,543	37,301
Raw materials	12,765	12,745

Total inventories at LIFO cost	50,446	57,795

Finished products	20,222	23,451
Raw materials	368	229
Parts and supplies	47,334	48,039

Total inventories at average cost	67,924	71,719

Total inventories	$118,370	$129,514

All inventories are stated at the lower of cost or market. Finished products, work in process and raw material inventories, excluding natural aggregate inventories, are valued using the last-in, first-out (“LIFO”) method. Natural aggregate finished products and raw material inventories and parts and supplies inventories are valued using the average cost method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. If the average cost method (which approximates current replacement cost) had been used for all of these inventories, inventory values would have been higher by $36.9 million at August 31, 2012 and $37.5 million at May 31, 2012.

Accrued interest, compensation and other consist of:

	August 31,	May 31,
In thousands	2012	2012
Interest	$2,769	$17,810
Compensation and employee benefits	11,963	18,103
Casualty insurance claims	14,837	14,004
Income taxes	4,646	4,500
Property taxes and other	10,441	6,900

	$44,656	$61,317

3. Long-Term Debt

Long-term debt consists of:

	August 31,	May 31,
In thousands	2012	2012
Senior secured revolving credit facility expiring in 2016	$—	$—
9.25% Senior notes due 2020 issued August 10, 2010 at par value	650,000	650,000
Other	6,897	5,778

	656,897	655,778
Capital lease obligations	2,116	2,136
Other contract obligations	245	249

	659,258	658,163
Less current portion	1,455	1,214

	$657,803	$656,949

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

The borrowing base under the agreement was $155.3 million as of August 31, 2012. We are not required to maintain any financial ratios or covenants unless an event of default occurs or the unused portion of the borrowing base is less than $25 million, in which case we must maintain a fixed charge coverage ratio of at least 1.0 to 1.0. At August 31, 2012, our fixed charge coverage ratio was (.15) to 1.0. Given this ratio, we may use only $130.3 million of the borrowing base as of such date. No borrowings were outstanding at August 31, 2012; however, $28.6 million of the borrowing base was used to support letters of credit. As a result, the maximum amount we could borrow as of August 31, 2012 was $101.7 million.

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

The credit agreement contains a number of covenants restricting, among other things, prepayment or redemption of our senior notes, distributions and dividends on and repurchases of our capital stock, acquisitions and investments, indebtedness, liens and affiliate transactions. We are permitted to pay cash dividends on our common stock as long as the credit facility is not in default, the fixed charge coverage ratio is greater than 1.0 to 1.0 and borrowing availability under the borrowing base is more than $40 million. When our fixed charge coverage ratio is less than 1.0 to 1.0, we are permitted to pay cash dividends on our common stock not to exceed $2.5 million in any single instance (which shall not occur more than four times in any calendar year) or $10 million in the aggregate during any calendar year as long as the credit facility is not in default and borrowing availability is more than the greater of $60 million or 30% of the aggregate commitments of all lenders. For this purpose, borrowing availability is equal to the borrowing base less the amount of outstanding borrowings less the amount used to support letters of credit. We were in compliance with all of our loan covenants as of August 31, 2012.

9.25% Senior Notes. On August 10, 2010, we sold $650 million aggregate principal amount of our 9.25% senior notes due 2020 at an offering price of 100%. The notes were issued under an indenture dated as of August 10, 2010. The net proceeds were used to purchase or redeem all of our outstanding 7.25% senior notes due 2013, with additional proceeds available for general corporate purposes.

At August 31, 2012, we had $650 million aggregate principal amount of 9.25% senior notes outstanding. Under the indenture, at any time on or prior to August 15, 2015, we may redeem the notes at a redemption price equal to the sum of the principal amount thereof, plus accrued interest and a make-whole premium. On and after August 15, 2015, we may redeem all or a part of the notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest if redeemed during the twelve-month period beginning on August 15 of the years indicated below:

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

All of our consolidated subsidiaries have unconditionally guaranteed the 9.25% senior notes. The indenture governing the notes contains affirmative and negative covenants that, among other things, limit our and our subsidiaries’ ability to pay dividends on or redeem or repurchase stock, make certain investments, incur additional debt or sell preferred stock, create liens, restrict dividend payments or other payments from subsidiaries to the Company, engage in consolidations and mergers or sell or transfer assets, engage in sale and leaseback transactions, engage in transactions with affiliates, and sell stock in our subsidiaries. We are not required to maintain any affirmative financial ratios or covenants. We were in compliance with all of our covenants as of August 31, 2012.

Other. Principal payments due on long-term debt, excluding capital lease and other contract obligations, during each of the five years subsequent to August 31, 2012 are $1.5 million, $1.5 million, $1.6 million, $1.7 million and $1.2 million. The total amount of interest incurred was $17.1 million and $17.3 million in the three-month periods ended August 31, 2012 and August 31, 2011, respectively, of which $9.3 million and $7.8 million was capitalized. The total amount of interest paid in cash was $30.5 million and $30.6 million in the three-month periods ended August 31, 2012 and August 31, 2011, respectively.

Guarantee of Joint Venture Debt. We have guaranteed 50%, or $12.7 million, of an unconsolidated joint venture’s debt which matures November 18, 2013. The joint venture was in compliance with all the terms of the debt as of August 31, 2012. See further discussion of the joint venture under Investment in Joint Venture in note 1.

4. Commitments

During October 2007, we commenced construction on a project to expand our Hunter, Texas cement plant. In May 2009 we temporarily halted construction on the project because we believed that economic and market conditions made it unlikely that cement demand levels in Texas at that time would permit the new kiln to operate profitably if the project was completed as originally scheduled. We resumed construction in October 2010 and expect to begin commissioning in the fall of 2012. The total capital cost of the project is expected to be between $365 million and $375 million, excluding capitalized interest. As of August 31, 2012, we have incurred $363.5 million, excluding capitalized interest of $78.0 million related to the project, of which $354.1 million has been paid.

5. Shareholders’ Equity

There are authorized 100,000 shares of Cumulative Preferred Stock, no par value, of which 20,000 shares are designated $5 Cumulative Preferred Stock (Voting), redeemable at $105 per share and entitled to $100 per share upon dissolution. An additional 40,000 shares are designated Series B Junior Participating Preferred Stock. The Series B Preferred Stock is not redeemable and ranks, with respect to the payment of dividends and the distribution of assets, junior to (i) all other series of the Preferred Stock unless the terms of any other series shall provide otherwise and (ii) the $5 Cumulative Preferred Stock. No shares of $5 Cumulative Preferred Stock or Series B Junior Participating Preferred Stock were outstanding as of August 31, 2012.

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

Options become exercisable in installments beginning one year after the date of grant and expire ten years after the date of grant. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. Options with graded vesting are valued as single awards and the compensation cost recognized using a straight-line attribution method over the shorter of the vesting period or required service period adjusted for estimated forfeitures. No options were granted during the three-month period ended August 31, 2012. The following table sets forth the information about the weighted-average grant date fair value of options granted during the three-month period ended August 31, 2011 and the weighted-average assumptions used for such grants.

Three months ended August 31,
2011
Weighted average grant date fair value	$20.22
Weighted average assumptions used:
Expected volatility	.411
Expected option term in years	10
Risk-free interest rate	3.17%
Expected dividend yield	.75%

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

A summary of option transactions for the three-month period ended August 31, 2012, follows:

	Shares Under Option	Weighted-Average Option Price
Outstanding at May 31, 2012	2,145,570	$38.54
Exercised	(41,239)	23.93
Canceled	(15,110)	50.86

Outstanding at August 31, 2012	2,089,221	$38.74

Exercisable at August 31, 2012	1,113,431	$43.14

The following table summarizes information about stock options outstanding as of August 31, 2012.

	Range of Exercise Prices
	$16.04 - $29.38	$33.57 - $48.60	$50.63 - $70.18
Options outstanding
Shares outstanding	783,224	789,797	516,200
Weighted-average remaining life in years	6.58	6.42	3.87
Weighted-average exercise price	$25.50	$39.70	$57.37
Options exercisable
Shares exercisable	289,194	343,747	480,490
Weighted-average remaining life in years	3.39	4.90	3.82
Weighted-average exercise price	$21.05	$41.14	$57.87

Outstanding options expire on various dates to January 11, 2022. As of August 31, 2012, there were 356,375 shares available for future awards under the 2004 Plan.

As of August 31, 2012, the aggregate intrinsic value (the difference in the closing market price of our common stock of $38.96 and the exercise price to be paid by the optionee) of stock options outstanding was $8.0 million. The aggregate intrinsic value of exercisable stock options at that date was $5.5 million. The total intrinsic value for options exercised (the difference in the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) was $0.7 million and $0.1 million for the three-month periods ended August 31, 2012 and August 31, 2011, respectively.

We have provided additional stock-based compensation to employees and directors under stock appreciation rights contracts, deferred compensation agreements, restricted stock payments and a former stock awards program which was settled during fiscal year 2012. At August 31, 2012, outstanding stock appreciation rights totaled 133,315 shares, deferred compensation agreements to be settled in cash totaled 101,790 shares, deferred compensation agreements to be settled in common stock totaled 2,995 shares and unvested restricted stock payments totaled 18,334 shares. Other credits include $5.7 million at August 31, 2012 and $4.1 million at May 31, 2012 representing accrued stock-based compensation which is accounted for as liabilities and expected to be settled in cash. Common stock totaling 2.4 million shares at August 31, 2012 and 2.5 million shares at May 31, 2012 have been reserved for the settlement of stock-based compensation.

Total stock-based compensation included in selling, general and administrative expense was $2.8 million and $0.1 million in the three-month periods ended August 31, 2012 and August 31, 2011, respectively. The impact of changes in our company’s stock price on stock-based awards accounted for as liabilities increased stock-based compensation $1.6 million in the three-month period ended August 31, 2012 and reduced stock-based compensation $1.2 million in the three-month period ended August 31, 2011.

Total tax expense or benefit recognized in our statements of operations for stock-based compensation was an expense of less than $0.1 million in each of the three-month periods ended August 31, 2012 and August 31, 2011. No cash tax benefit was realized for stock-based compensation in the three-month periods ended August 31, 2012 and August 31, 2011.

As of August 31, 2012, the total unrecognized stock-based compensation expense was $10.7 million. We currently expect to recognize in the years succeeding August 31, 2012 approximately $3.9 million of this stock-based compensation expense in 2013, $3.1 million in 2014, $2.2 million in 2015, $1.2 million in 2016 and $0.3 million in 2017.

7. Retirement Plans

Riverside Defined Benefit Plans. Approximately 600 employees and retirees of our subsidiary, Riverside Cement Company, are covered by a defined benefit pension plan and a postretirement health benefit plan. Unrecognized prior service costs and actuarial gains or losses for these plans are recognized in a systematic manner over the remaining service periods of active employees expected to receive benefits under these plans. The amount of the defined benefit pension plan and postretirement health benefit plan expense charged to costs and expenses for the three-month periods ended August 31, 2012 and August 31, 2011, was as follows:

	Three months ended August 31,
In thousands	2012	2011
Defined benefit pension plan
Service cost	$155	$134
Interest cost	708	760
Expected return on plan assets	(748)	(777)
Amortization of net actuarial loss	732	431

	$847	$548

Postretirement health benefit plan
Service cost	$27	$25
Interest cost	88	104
Amortization of prior service cost	(194)	(194)
Amortization of net actuarial loss	129	141

	$50	$76

The Riverside defined benefit pension plan (“Pension Plan”) was amended during the first quarter of fiscal year 2013. This amendment provides that all benefit accruals under the Pension Plan shall cease effective December 31, 2012 and the Pension Plan will be frozen as of that date. The amendment was designed to reduce future pension costs and provide that, effective December 31, 2012, all future benefit accruals under the Pension Plan will automatically cease for all participants, and the accrued benefits under the Pension Plan will be determined and frozen as of that date. Accordingly, as a result of these amendments, accrued pension liability was reduced by $2.2 million with an offsetting reduction in the funded status of pension liability included in accumulated other comprehensive loss.

Financial Security Defined Benefit Plans. Substantially all of our executive and certain managerial emloyees are covered by a series of financial security plans that are non-qualified defined benefit plans. The financial security plans require deferral of a portion of a participant’s salary and provide retirement, death and disability benefits to participants. The financial security plans are unfunded and benefits are paid as they become due. Actuarial gains or losses are recognized when incurred. The amount of financial security plan benefit expense charged to costs and expenses for the three-month periods ended August 31, 2012 and August 31, 2011, was as follows:

	Three months ended August 31,
In thousands	2012	2011
Service cost	$593	$537
Interest cost	591	629

	$1,184	$1,166

8. Income Taxes

Income taxes for the interim periods ended August 31, 2012 and August 31, 2011 have been included in the accompanying financial statements on the basis of an estimated annual rate. The tax rate differs from the 35% federal statutory corporate rate primarily due to percentage depletion that is tax deductible, state income taxes and valuation allowances against deferred tax assets. The estimated annualized rate is (5.9)% for fiscal year 2013 compared to 1.8% for fiscal year 2012. We made no income tax payments in the three-month periods ended August 31, 2012 and August 31, 2011. We received income tax refunds of less than $0.1 million in the three-month period ended August 31, 2011.

Net deferred tax assets totaled $13.5 million at August 31, 2012 and $13.7 million at May 31, 2012, of which $10.4 million at August 31, 2012 and $10.7 million at May 31, 2012 were classified as current. Management reviews our deferred tax position and in particular our deferred tax assets whenever circumstances indicate that the assets may not be realized in the future and records a valuation allowance unless such deferred tax assets are deemed more likely than not to be recoverable. The ultimate realization of these deferred tax assets depends upon various factors including the generation of taxable income during future periods. The Company’s deferred tax assets exceeded deferred tax liabilities as of August 31, 2012 and May 31, 2012 primarily as a result of recent losses. Management has concluded that the sources of taxable income we are permitted to consider do not assure the realization of the entire amount of our net deferred tax assets. Accordingly, a valuation allowance is required due to the uncertainty of realizing the deferred tax assets. We recorded a valuation allowance of $5.2 million in fiscal year 2012 through a charge to other comprehensive loss given the increase in actuarial losses in our retirement plans in 2012. We will continue to record additional valuation allowance against additions to our net deferred tax assets for fiscal year 2013 until Management’s assurance for the realization of its deferred tax assets are deemed more likely than not to be recoverable.

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

10. Business Segments

We have three business segments: cement, aggregates and consumer products. Our business segments are managed separately along product lines. Through the cement segment we produce and sell gray portland cement as our principal product, as well as specialty cements. Through the aggregates segment we produce and sell stone, sand and gravel as our principal products, as well as expanded shale and clay lightweight aggregates. Through the consumer products segment we produce and sell ready-mix concrete as our principal product. We account for intersegment sales at market prices. Segment operating profit consists of net sales less operating costs and expenses. Corporate includes those administrative, financial, legal, human resources, environmental and real estate activities which are not allocated to operations and are excluded from segment operating profit. Identifiable assets by segment are those assets that are used in each segment’s operation. Corporate assets consist primarily of cash and cash equivalents, real estate and other financial assets not identified with a business segment.

The following is a summary of operating results and certain other financial data for our business segments.

	Three months ended August 31,
In thousands	2012	2011
Net sales
Cement
Sales to external customers	$87,127	$72,058
Intersegment sales	10,078	13,579
Aggregates
Sales to external customers	52,685	39,501
Intersegment sales	5,989	5,600
Consumer products
Sales to external customers	51,996	70,181
Intersegment sales	49	843
Eliminations	(16,116)	(20,022)

Total net sales	$191,808	$181,740

Segment operating profit (loss)
Cement	$8,422	$6,517
Aggregates	9,019	3,915
Consumer products	(1,908)	(2,340)

Total segment operating profit	15,533	8,092
Corporate	(10,269)	(6,199)
Interest	(7,777)	(9,460)

Loss before income taxes	$(2,513)	$(7,567)

Depreciation, depletion and amortization
Cement	$8,464	$8,927
Aggregates	3,669	4,195
Consumer products	1,866	2,564
Corporate	217	294

Total depreciation, depletion and amortization	$14,216	$15,980

Capital expenditures
Cement	$29,733	$25,696
Aggregates	608	18,305
Consumer products	1,895	1,431
Corporate	374	156

Total capital expenditures	$32,610	$45,588

Net sales by product
Cement	$77,235	$62,399
Stone, sand and gravel	22,569	17,275
Ready-mix concrete	51,870	56,223
Other products	15,863	25,615
Delivery fees	24,271	20,228

Total net sales	$191,808	$181,740

All sales were made in the United States during the periods presented with no single customer representing more than 10 percent of sales.

Cement segment operating profit includes a gain of $2.5 million in the three-month period ended August 31, 2011 from the sale of emission credits associated with our Crestmore cement plant in Riverside, California.

Consumer products operating profit includes a gain of $2.1 million in the three-month period ended August 31, 2011 from the exchange of certain ready-mix operations in Houston, Texas for ready-mix and aggregate operations that serve the Austin, Texas metropolitan market.

Capital expenditures incurred in connection with the expansion of our Hunter, Texas cement plant were $28.1 million and $25.2 million in the three-month periods ended August 31, 2012 and August 31, 2011, respectively, of which $18.4 million and $15.5 million was capitalized interest paid in the three-month periods ended August 31, 2012 and August 31, 2011, respectively. Capital expenditures for normal replacement and upgrades of existing equipment and acquisitions to sustain existing operations were $4.5 million and $20.4 million in the three-month periods ended August 31, 2012 and August 31, 2011, respectively, of which $18.0 million was incurred to acquire aggregate reserves in the three-month period ended August 31, 2011.

The following is a summary of assets used in each of our business segments.

In thousands	August 31, 2012	May 31, 2012
Identifiable assets
Cement	$1,145,936	$1,135,336
Aggregates	215,671	219,074
Consumer products	97,648	90,717
Corporate	105,143	131,801

Total assets	$1,564,398	$1,576,928

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

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating balance sheet at August 31, 2012

Cash and cash equivalents	$52,994	$7,877	$—	$60,871
Receivables – net	—	113,354	—	113,354
Inventories	—	118,370	—	118,370
Deferred income taxes and prepaid expenses	255	17,654	(269)	17,640

Total current assets	53,249	257,255	(269)	310,235
Property, plant and equipment – net	—	1,207,332	—	1,207,332
Goodwill	—	1,715	—	1,715
Real estate and investments	272	20,444	—	20,716
Deferred income taxes and other charges	123,194	8,759	(107,553)	24,400
Investment in subsidiaries	1,003,734	—	(1,003,734)	—
Long-term intercompany receivables	248,568	18,740	(267,308)	—

Total assets	$1,429,017	$1,514,245	$(1,378,864)	$1,564,398

Accounts payable	$84	$68,589	$—	$68,673
Accrued interest, compensation and other	11,127	33,798	(269)	44,656
Current portion of long-term debt	—	1,455	—	1,455

Total current liabilities	11,211	103,842	(269)	114,784
Long-term debt	650,245	7,558	—	657,803
Long-term intercompany payables	18,740	248,568	(267,308)	—
Deferred income taxes	—	107,553	(107,553)	—
Other credits	52,945	42,990	—	95,935
Shareholders’ equity	695,876	1,003,734	(1,003,734)	695,876

Total liabilities and shareholders’ equity	$1,429,017	$1,514,245	$(1,378,864)	$1,564,398

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating balance sheet at May 31, 2012

Cash and cash equivalents	$84,713	$3,314	$—	$88,027
Receivables – net	—	98,836	—	98,836
Inventories	—	129,514	—	129,514
Deferred income taxes and prepaid expenses	99	18,908	—	19,007

Total current assets	84,812	250,572	—	335,384
Property, plant and equipment – net	—	1,195,596	—	1,195,596
Goodwill	—	1,715	—	1,715
Real estate and investments	664	20,201	—	20,865
Deferred income taxes and other charges	123,734	7,356	(107,722)	23,368
Investment in subsidiaries	987,519	—	(987,519)	—
Long-term intercompany receivables	246,298	18,747	(265,045)	—

Total assets	$1,443,027	$1,494,187	$(1,360,286)	$1,576,928

Accounts payable	$108	$64,717	$—	$64,825
Accrued interest, compensation and other	25,829	35,488	—	61,317
Current portion of long-term debt	4	1,210	—	1,214

Total current liabilities	25,941	101,415	—	127,356
Long-term debt	650,245	6,704	—	656,949
Long-term intercompany payables	18,747	246,298	(265,045)	—
Deferred income taxes	—	107,722	(107,722)	—
Other credits	51,823	44,529	—	96,352
Shareholders’ equity	696,271	987,519	(987,519)	696,271

Total liabilities and shareholders’ equity	$1,443,027	$1,494,187	$(1,360,286)	$1,576,928

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating statement of comprehensive income for the three months ended August 31, 2012

Net sales	$—	$191,808	$—	$191,808
Cost of products sold	—	171,717	—	171,717

Gross profit (loss)	—	20,091	—	20,091
Selling, general and administrative	2,354	16,525	—	18,879
Interest	16,988	—	(9,211)	7,777
Other income	(23)	(4,029)	—	(4,052)
Intercompany other income	(882)	(8,329)	9,211	—

	18,437	4,167	—	22,604

Income (loss) before the following items	(18,437)	15,924	—	(2,513)
Income taxes (benefit)	67	76	—	143

	(18,504)	15,848	—	(2,656)
Equity in earnings of subsidiaries	15,848	—	(15,848)	—

Net income (loss)	$(2,656)	$15,848	$(15,848)	$(2,656)

Comprehensive loss	$(2,288)	$16,216	$(16,216)	$(2,288)

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating statement of comprehensive income for the three months ended August 31, 2011

Net sales	$—	$181,740	$—	$181,740
Cost of products sold	—	167,915	—	167,915

Gross profit	—	13,825	—	13,825
Selling, general and administrative	1,025	16,779	—	17,804
Interest	17,257	—	(7,797)	9,460
Other income	(13)	(5,859)	—	(5,872)
Intercompany other income	(882)	(6,915)	7,797	—

	17,387	4,005	—	21,392

Income (loss) before the following items	(17,387)	9,820	—	(7,567)
Income taxes (benefit)	(2,130)	1,983	—	(147)

	(15,257)	7,837	—	(7,420)
Equity in earnings of subsidiaries	7,837	—	(7,837)	—

Net income (loss)	$(7,420)	$7,837	$(7,837)	$(7,420)

Comprehensive loss	$(7,180)	$8,077	$(8,077)	$(7,180)

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating statement of cash flows for the three months ended August 31, 2012
Net cash provided (used) by operating activities	$(30,309)	$32,401	$—	$2,092

Investing activities
Capital expenditures – expansions	—	(28,114)	—	(28,114)
Capital expenditures – other	—	(4,496)	—	(4,496)
Proceeds from asset disposals	—	3,578	—	3,578
Investments in life insurance contracts	146	—	—	146
Other – net	—	(59)	—	(59)

Net cash provided (used) by investing activities	146	(29,091)	—	(28,945)

Financing activities
Long-term borrowings	—	—	—	—
Debt retirements	(4)	(1,024)	—	(1,028)
Debt issuance costs	—	—	—	—
Stock option exercises	725	—	—	725
Common dividends paid	—	—	—	—
Net intercompany financing activities	(2,277)	2,277	—	—

Net cash provided (used) by financing activities	(1,556)	1,253	—	(303)

Increase (decrease) in cash and cash equivalents	(31,719)	4,563	—	(27,156)

Cash and cash equivalents at beginning of period	84,713	3,314	—	88,027

Cash and cash equivalents at end of period	$52,994	$7,877	$—	$60,871

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating statement of cash flows for the three months ended August 31, 2011

Net cash provided (used) by operating activities	$(30,424)	$23,059	$—	$(7,365)

Investing activities
Capital expenditures – expansions	—	(25,221)	—	(25,221)
Capital expenditures – other	—	(20,367)	—	(20,367)
Proceeds from asset disposals	—	863	—	863
Investments in life insurance contracts	—	—	—	—
Other – net	—	(82)	—	(82)

Net cash provided (used) by investing activities	—	(44,807)	—	(44,807)

Financing activities
Long-term borrowings	—	—	—	—
Debt retirements	—	(18)	—	(18)
Debt issuance costs	(1,629)	—	—	(1,629)
Stock option exercises	78	—	—	78
Common dividends paid	(2,091)	—	—	(2,091)
Net intercompany financing activities	(21,689)	21,689	—	—

Net cash provided (used) by financing activities	(25,331)	21,671	—	(3,660)

Increase (decrease) in cash and cash equivalents	(55,755)	(77)	—	(55,832)

Cash and cash equivalents at beginning of period	113,898	2,534	—	116,432

Cash and cash equivalents at end of period	$58,143	$2,457	$—	$60,600

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Texas Industries, Inc.

We have reviewed the accompanying consolidated balance sheet of Texas Industries, Inc. and subsidiaries (the Company) as of August 31, 2012, and the related consolidated statements of operations, comprehensive loss and cash flows for the three-month periods ended August 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of May 31, 2012, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended [not presented herein], and in our report dated July 17, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of May 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Fort Worth, Texas

September 28, 2012

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this report the terms “Company,” “we,” “us” or “our” mean Texas Industries, Inc. and subsidiaries unless the context indicates otherwise.

RESULTS OF OPERATIONS

We are a leading supplier of heavy construction materials in the southwestern United States through our three business segments: cement, aggregates and consumer products. Our principal products are gray portland cement, produced and sold through our cement segment; stone, sand, gravel and lightweight aggregate, produced and sold through our aggregates segment; and ready-mix concrete, produced and sold through our consumer products segment. Our facilities are concentrated primarily in Texas, Louisiana and California.

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

During the three-month period ended August 31, 2012, while construction activity remained at low levels in both our California and Texas market areas, it has begun to show a positive trend. We have continued to focus on cost reduction, management of our cash position and management of production levels, which we believe has had a significant positive impact on our operating results.

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

In April 2012, we sold our Texas based packaged products operations to Bonsal American, a unit of Oldcastle, Inc. The transaction included five production facilities in the Dallas-Fort Worth Metroplex, the Houston metro area, and the Austin/Central Texas region. We entered into a long-term cement supply agreement with Bonsal American as a part of the transaction.

Consolidated net sales for the three-month period ended August 31, 2012 were $191.8 million, an increase of $10.1 million from the prior year period. Consolidated cost of products sold for the three-month period ended August 31, 2012 was $171.7 million, an increase of $3.8 million from the prior year period. Sales decreased $20.4 million and cost of products sold decreased $19.4 million due to the net effect of the exit from the Houston, Texas ready-mix market in July 2011 and the sale of Texas-based package products operations in April 2012. Sales, excluding these effects, increased $30.5 million primarily due to higher shipments for all major products and higher aggregates and ready-mix concrete average prices. Cost of products sold, excluding these effects, increased $23.2 million primarily due to higher shipments. Consolidated gross profit for the three-month periods ended August 31, 2012 and August 31, 2011 was $20.1 million and $13.8 million, respectively.

Consolidated selling, general and administrative expense for the three-month period ended August 31, 2012 was $18.9 million, an increase of $1.1 million from the prior year period. Controllable expenses decreased $0.6 million from the prior year period. Expenses decreased $0.9 million from the prior year period due to the sale or our Texas-based package products operations in April 2012. Our stock-based compensation includes awards expected to be settled in cash, the expense for which is based on their fair value at the end of each period until the awards are paid. The impact of changes in our stock price on the fair value of these awards increased expense $2.8 million from the prior year period.

Consolidated other income for the three-month period ended August 31, 2012 was $4.1 million, a decrease of $1.8 million from the prior year period. Routine sales of surplus operating assets and real estate resulted in gains of $2.5 million and $0.3 million in the three-month periods ended August 31, 2012 and August 31, 2011, respectively. The July 2011 asset exchange resulted in the recognition of a gain of $2.1 million in the three-month period ended August 31, 2011. The sales of emission credits associated with our Crestmore cement plant in Riverside, California resulted in gains of $2.5 million in the three-month period ended August 31, 2011. In addition, other income includes earnings from a joint venture of $0.6 million in the three-month period ended August 31, 2012.

Total segment operating profit for the three-month periods ended August 31, 2012 and August 31, 2011 was $15.5 million and $8.1 million, respectively. The following is a summary of operating results for our business segments and certain other information related to our principal products and non-operating income and expenses.

Cement Operations

	Three months ended August 31,
In thousands except per unit	2012	2011
Operating Results
Cement sales	$87,313	$75,978
Other sales and delivery fees	9,892	9,659

Total segment sales	97,205	85,637
Cost of products sold	86,119	78,232

Gross profit	11,086	7,405
Selling, general and administrative	(3,544)	(4,078)
Other income	880	3,190

Operating Profits	$8,422	$6,517

Cement
Shipments (tons)	1,119	969
Prices ($/ton)	$78.06	$78.41
Cost of sales ($/ton)	$68.55	$71.77

Cement operating profit for the three-month periods ended August 31, 2012 and August 31, 2011 was $8.4 million and $6.5 million, respectively.

Total segment sales for the three-month period ended August 31, 2012 were $97.2 million compared to $85.6 million for the prior year period. Cement sales increased $11.3 million from the prior year period. Our Texas market area accounted for approximately 67% of cement sales in each of the three -month periods ended August 31, 2012 and August 31, 2011. Average cement prices increased 3% in our Texas market from the prior year period. Average cement prices decreased 7% due to a change in product mix in our California market from the prior year period. Shipments increased 11% in our Texas market area and 24% in our California market area.

Cost of products sold for the three-month period ended August 31, 2012 increased $7.9 million from the prior year period primarily due to higher shipments. Cement unit cost of sales decreased 4% from prior year period primarily due to lower energy costs.

Selling, general and administrative expense for the three-month period ended August 31, 2012 decreased $0.5 million from the prior year period primarily due to our work force reduction initiatives.

Other income for the three-month period ended August 31, 2012 decreased $2.3 million from the prior year period. The sales of emission credits associated with our Crestmore cement plant in Riverside, California resulted in gain of $2.5 million in the three-month period ended August 31, 2011.

Aggregate Operations

	Three months ended August 31,
In thousands except per unit	2012	2011
Operating Results
Stone, sand and gravel sales	$28,151	$22,200
Expanded shale and clay sales and delivery fees	30,523	22,901

Total segment sales	58,674	45,101
Cost of products sold	49,041	38,508

Gross profit	9,633	6,593
Selling, general and administrative	(2,330)	(2,950)
Other income	1,716	272

Operating Profit	$9,019	$3,915

Stone, sand and gravel
Shipments (tons)	3,914	3,143
Prices ($/ton)	$7.19	$7.06
Cost of sales ($/ton)	$5.98	$6.22

Aggregate operating profit for the three-month periods ended August 31, 2012 and August 31, 2011 was $9.0 million and $3.9 million, respectively.

Total segment sales for the three-month period ended August 31, 2012 were $58.7 million compared to $45.1 million for the prior year period. Stone, sand and gravel sales increased $6.0 million from the prior year period on 25% higher shipments and 2% higher average prices.

Cost of products sold for the three-month period ended August 31, 2012 increased $10.5 million from the prior year period primarily due to increased stone, sand and gravel shipments. Stone, sand and gravel unit costs decreased 4% from the prior year period primarily due to the effect of higher shipments on unit costs.

Selling, general and administrative expense for the three-month period ended August 31, 2012 decreased $0.6 million from the prior year period primarily due to our work force reduction initiatives.

Other income for the three-month period ended August 31, 2012 increased $1.4 million primarily due to higher gains from routine sales of surplus operating assets.

Consumer Products Operations

	Three months ended August 31,
In thousands except per unit	2012	2011
Operating Results
Ready-mix concrete sales	$51,918	$56,228
Package products sales and delivery fees	127	14,796

Total segment sales	52,045	71,024
Cost of products sold	52,673	71,197

Gross loss	(628)	(173)
Selling, general and administrative	(2,690)	(4,374)
Other income	1,410	2,207

Operating Loss	$(1,908)	$(2,340)

Ready-mix concrete
Shipments (cubic yards)	649	741
Prices ($/cubic yard)	$80.08	$75.93
Cost of sales ($/cubic yard)	$80.97	$78.91

Consumer products operating loss for the three-month periods ended August 31, 2012 and August 31, 2011 was $1.9 million and $2.3 million, respectively. Operating loss for the three-month period ended August 31, 2011 includes $1.5 million profit from our Texas-based package products operations sold in April 2012. Operating results for ready-mix concrete operations improved $1.9 million from the prior year period.

Total segment sales for the three-month period ended August 31, 2012 were $52.0 million compared to $71.0 million for the prior year period. Total segment sales for the three-month period ended August 31, 2011 includes $14.7 million from the Texas-based package products operations sold in April 2012. Ready-mix concrete sales decreased $4.3 million from the prior year period. The effect of having exited the Houston, Texas ready-mix market in July 2011 decreased sales $6.6 million, shipments 14% and increased average prices 2% from the prior year period. Ready-mix concrete sales from ongoing operations increased $2.3 million from the prior year period on 2% higher shipments and 3% higher average prices.

Cost of products sold for the three-month period ended August 31, 2012 decreased $18.5 million from the prior year period primarily due to the sale of our Texas-based package products operation and having exited the Houston ready-mix market. Ready-mix concrete unit costs increased 3% from the prior year period.

Selling, general and administrative expense for the three-month period ended August 31, 2012 decreased $1.7 million from the prior year period primarily due to the effect of the sale of our Texas-based package products operations and our work force reduction initiatives.

Other income for the three-month period ended August 31, 2012 decreased $0.8 million from the prior year period. The decrease was primarily due to the recognition of a $2.1 million gain as a result of the disposition of ready-mix operations in Houston, Texas through the asset exchange transaction in July 2011. Gains from routine sales of surplus operating assets increased $0.5 million from the prior year period. In addition, earnings from joint venture of $0.6 million were recognized in the three-month period ended August 31, 2012.

Corporate

	Three months ended August 31,
In thousands	2012	2011
Other income	$46	$203
Selling, general and administrative	(10,315)	(6,402)

	$(10,269)	$(6,199)

Other income for the three-month period ended August 31, 2012 decreased $0.2 million from the prior year period primarily due to lower oil and gas royalty payments.

Selling, general and administrative expense for the three-month period ended August 31, 2012 increased $4.0 million from the prior year period primarily due to $2.8 million higher stock-based compensation expense and $1.0 million higher expenses as the result of our realignment of administrative functions.

Interest

Interest expense incurred for the three-month period ended August 31, 2012 was $17.1 million, of which $9.3 million was capitalized in connection with our Hunter, Texas cement plant expansion project and $7.8 million was expensed. Interest expense incurred for the three-month period ended August 31, 2011 was $17.3 million, of which $7.8 million was capitalized in connection with our Hunter, Texas cement plant expansion project and $9.5 million was expensed.

Interest expense incurred for the three-month period ended August 31, 2012 decreased $0.2 million from the prior year period primarily as a result of lower credit facility fees.

Interest expense to be capitalized in connection with our Hunter, Texas cement plant expansion project during the remainder of our current fiscal year is expected to be between $21 million and $27 million.

Income Taxes

Income taxes for the interim periods ended August 31, 2012 and August 31, 2011 have been included in the accompanying financial statements on the basis of an estimated annual rate. The tax rate differs from the 35% federal statutory corporate rate primarily due to percentage depletion that is tax deductible, state income taxes and valuation allowances against deferred tax assets. The estimated annualized rate is (5.9)% for fiscal year 2013 compared to 1.8% for fiscal year 2012. We made no income tax payments in the three-month periods ended August 31, 2012 and August 31, 2011. We received income tax refunds of less than $0.1 million in the three-month period ended August 31, 2011.

Net deferred tax assets totaled $13.5 million at August 31, 2012 and $13.7 million at May 31, 2012, of which $10.4 million at August 31, 2012 and $10.7 million at May 31, 2012 were classified as current. Management reviews our deferred tax position and in particular our deferred tax assets whenever circumstances indicate that the assets may not be realized in the future and records a valuation allowance unless such deferred tax assets are deemed more likely than not to be recoverable. The ultimate realization of these deferred tax assets depends upon various factors including the generation of taxable income during future periods. The Company’s deferred tax assets exceeded deferred tax liabilities as of August 31, 2012 and May 31, 2012 primarily as a result of recent losses. Management has concluded that the sources of taxable income we are permitted to consider do not assure the realization of the entire amount of our net deferred tax assets. Accordingly, a valuation allowance is required due to the uncertainty of realizing the deferred tax assets. We recorded a valuation allowance of $5.2 million in fiscal year 2012 through a charge to other comprehensive loss given the increase in actuarial losses in our retirement plans in 2012. We will continue to record additional valuation allowance against additions to our net deferred tax assets for fiscal year 2013 until Management’s assurance for the realization of its deferred tax assets are deemed more likely than not to be recoverable.

LIQUIDITY AND CAPITAL RESOURCES

In addition to cash and cash equivalents of $60.9 million at August 31, 2012, our sources of liquidity include cash from operations and borrowings available under our senior secured revolving credit facility.

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

The borrowing base under the agreement was $155.3 million as of August 31, 2012. We are not required to maintain any financial ratios or covenants unless an event of default occurs or the unused portion of the borrowing base is less than $25 million, in which case we must maintain a fixed charge coverage ratio of at least 1.0 to 1.0. At August 31, 2012, our fixed charge coverage ratio was (.15) to 1.0. Given this ratio, we may use only $130.3 million of the borrowing base as of such date. No borrowings were outstanding at August 31, 2012; however, $28.6 million of the borrowing base was used to support letters of credit. As a result, the maximum amount we could borrow as of August 31, 2012 was $101.7 million.

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

The credit agreement contains a number of covenants restricting, among other things, prepayment or redemption of our senior notes, distributions and dividends on and repurchases of our capital stock, acquisitions and investments, indebtedness, liens and affiliate transactions. We are permitted to pay cash dividends on our common stock as long as the credit facility is not in default, the fixed charge coverage ratio is greater than 1.0 to 1.0 and borrowing availability under the borrowing base is more than $40 million. When our fixed charge coverage ratio is less than 1.0 to 1.0, we are permitted to pay cash dividends on our common stock not to exceed $2.5 million in any single instance (which shall not occur more than four times in any calendar year) or $10 million in the aggregate during any calendar year as long as the credit facility is not in default and borrowing availability is more than the greater of $60 million or 30% of the aggregate commitments of all lenders. For this purpose, borrowing availability is equal to the borrowing base less the amount of outstanding borrowings less the amount used to support letters of credit. We were in compliance with all of our loan covenants as of August 31, 2012.

9.25% Senior Notes. On August 10, 2010, we sold $650 million aggregate principal amount of our 9.25% senior notes due 2020 at an offering price of 100%. The notes were issued under an indenture dated as of August 10, 2010. The net proceeds were used to purchase or redeem all of our outstanding 7.25% senior notes due 2013, with additional proceeds available for general corporate purposes.

At August 31, 2012, we had $650 million aggregate principal amount of 9.25% senior notes outstanding. Under the indenture, at any time on or prior to August 15, 2015, we may redeem the notes at a redemption price equal to the sum of the principal amount thereof, plus accrued interest and a make-whole premium. On and after August 15, 2015, we may redeem all or a part of the notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest if redeemed during the twelve-month period beginning on August 15 of the years indicated below:

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

All of our consolidated subsidiaries have unconditionally guaranteed the 9.25% senior notes. The indenture governing the notes contains affirmative and negative covenants that, among other things, limit our and our subsidiaries’ ability to pay dividends on or redeem or repurchase stock, make certain investments, incur additional debt or sell preferred stock, create liens, restrict dividend payments or other payments from subsidiaries to the Company, engage in consolidations and mergers or sell or transfer assets, engage in sale and leaseback transactions, engage in transactions with affiliates, and sell stock in our subsidiaries. We are not required to maintain any affirmative financial ratios or covenants. We were in compliance with all of our covenants as of August 31, 2012.

Contractual Obligations. As of August 31, 2012, there have been no material changes to our material contractual obligations described in our Annual Report on Form 10-K for the year ended May 31, 2012.

During October 2007, we commenced construction on a project to expand our Hunter, Texas cement plant. In May 2009 we temporarily halted construction on the project because we believed that economic and market conditions made it unlikely that cement demand levels in Texas at that time would permit the new kiln to operate profitably if the project was completed as originally scheduled. We resumed construction in October 2010 and expect to begin commissioning in the fall of 2012. The total capital cost of the project is expected to be between $365 million and $375 million, excluding capitalized interest. As of August 31, 2012, we have incurred $363.5 million, excluding capitalized interest of $78.0 million related to the project, of which $354.1 million has been paid.

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

Cash Flows

Net cash provided by operating activities for the three-month period ended August 31, 2012 was $2.1 million. Net cash used by operating activities for the three-month period ended August 31, 2011 was $7.4 million. The increase was primarily the result of higher income from operations and changes in working capital items.

Net cash used by investing activities for the three-month periods ended August 31, 2012 and August 31, 2011 was $28.9 million and $44.8 million, respectively.

Capital expenditures incurred in connection with the expansion of our Hunter, Texas cement plant were $28.1 million and $25.2 million in the three-month periods ended August 31, 2012 and August 31, 2011, respectively, of which $18.4 million and $15.5 million was capitalized interest paid in the three-month periods ended August 31, 2012 and August 31, 2011, respectively. Capital expenditures for normal replacement and upgrades of existing equipment and acquisitions to sustain existing operations were $4.5 million and $20.4 million in the three-month periods ended August 31, 2012 and August 31, 2011, respectively, of which $18.0 million was incurred to acquire aggregate reserves in the three-month period ended August 31, 2011.

Net cash used by financing activities for the three-month periods ended August 31, 2012 and August 31, 2011 was $0.3 million and $3.7 million, respectively. Debt issuance costs incurred in connection with the extension and modification of our credit facility were $1.6 million in the three-month period ending August 31, 2011. Dividends paid on our common stock were $2.1 million for the three-month period ended August 31, 2011. On October 12, 2011 the Company suspended payment of its quarterly cash dividend.

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

The estimated fair value of each class of financial instrument as of August 31, 2012 and May 31, 2012 approximates its carrying value except for long-term debt having fixed interest rates. The fair value of our long-term debt is estimated based on broker/dealer quoted market prices. As of August 31, 2012, the fair value of our long-term debt, including the current portion, was approximately $698.3 million compared to the carrying amount of $659.3 million. As of May 31, 2012, the fair value of our long-term debt, including the current portion, was approximately $646.8 million compared to the carrying amount of $658.2 million.

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

Critical Accounting Policies

The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Changes in the facts and circumstances could have a significant impact on the resulting financial statements. The critical accounting policies that affect the more complex judgments and estimates are described in our Annual Report on Form 10-K for the year ended May 31, 2012.

Recently Issued Accounting Guidance

In June 2011, the Financial Accounting Standards Board issued new accounting guidance that requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. In December 2011, the Financial Accounting Standards Board issued an amendment to an existing accounting standard which defers the requirement to present reclassification adjustments for each component of other comprehensive income on the face of the income statement. The new guidance is effective for us on June 1, 2012 and has not had a material impact on our consolidated financial statements

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the

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

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of August 31, 2012.

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

Issuer Purchases of Equity Securities. We are restricted by our loan covenants from purchasing our Common Stock on the open market. However, in connection with so-called “stock swap exercises” of employee stock options, shares are surrendered or deemed surrendered to the Company to pay the exercise price. The following table presents information with respect to such transactions which occurred during the three-month period ended August 31, 2012.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 1, 2012 – June 30, 2012	—	$—	—	—
July 1, 2012 - July 31, 2012	—	—	—	—
August 1, 2012 – August 31, 2012	4,770	43.33	—	—

Total	4.770	$43.33	—	—

Item 4.	Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in exhibit 95.1 to this report.

Item 6.	Exhibits

The following exhibits are included herein:

3.1	Composite Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed on July 21, 2010)

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on January 14, 2010)

3.3	Amended and Restated Certificate of Designations of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 1, 2006)

4.1	Form of the Company’s 9 1/4% Senior Note due 2020 and Notation of Guarantee (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed on August 11, 2010)

4.2	Registration Rights Agreement, dated as of August 10, 2010, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on August 11, 2010)

4.3	Indenture, dated as of August 10, 2010, among the Company, the Guarantors and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 11, 2010)

10.1	Purchase Agreement, dated July 27, 2010, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 2, 2010)

10.2	Third Amended and Restated Credit Agreement, dated as of August 25, 2011, among the Company, Bank of America, N.A., as Administrative Agent, Lead Collateral Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as L/C Issuer, Wells Fargo Capital Finance, LLC, as Co-Collateral Agent, General Electric Capital Corporation, as Co-Collateral Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 31, 2011)

10.3	Amended and Restated Security Agreement, dated June 19, 2009, among the Company, the Guarantors and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.4	First Amendment to Amended and Restated Security Agreement, dated as of August 25, 2011, among the Company, the Subsidiary Guarantors and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 31, 2011)

10.5	Employment Agreement of Mel G. Brekhus dated as of April 14, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 16, 2010)

10.6	Texas Industries, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed on May 19, 1994)

10.7	Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.8	Form of Stock Option Agreement under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 25, 2006)

10.9	Form of Non-Employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 16, 2009)

10.10	TXI Annual Incentive Plans-Fiscal Year 2013 (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 17, 2012)

10.11	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2013 (incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K filed on July 21, 2010)

10.12	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2014 (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K filed on July 15, 2011)

10.13	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2015 (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed on July 17, 2012)

10.14	Master Performance-Based Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement filed on August 25, 2006)

10.15	Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on August 12, 2005)

10.16	SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan between Texas Industries, Inc. and Mel G. Brekhus, dated June 1, 2004 (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on July 25, 2006)

10.17	Amendment No. 1 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, by and between Texas Industries, Inc. and Mel G. Brekhus dated April 24, 2006 (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K filed on July 25, 2006)

10.18	Deferred Compensation Plan for Directors of Texas Industries, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 24, 2006)

10.19	Form of 2005 Executive Financial Security Plan (Annuity Formula), as amended (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.20	Form of 2005 Executive Financial Security Plan (Lump Sum Formula), as amended (incorporated by reference to Exhibit 10.27 to Quarterly Report Form 10-Q filed on January 7, 2010)

10.21	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on April 25, 2006)

10.22	Amendment No. 2 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, between Texas Industries, Inc. and Mel G. Brekhus dated July 11, 2007 (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed on July 13, 2007)

10.23	Contract, signed September 21, 2007, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed on September 27, 2007, noting that portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.24	Contract Amendment No. 1, executed August 17, 2009, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 21, 2009)

12.1	Computation of Ratios of Earnings to Fixed Charges

15.1	Letter re unaudited Interim Financial Information

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

95.1	Mine Safety Disclosure Exhibit

101	The following financial information from Texas Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of August 31, 2012 and May 31, 2012, (ii) Consolidated Statements of Operations for the three months ended August 31, 2012 and August 31, 2011, (iii) Consolidated Statements of Comprehensive Loss for the three months ended August 31, 2012 and August 31, 2011, (iv) Consolidated Statements of Cash Flows for the three months ended August 31, 2012 and August 31, 2011, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS INDUSTRIES, INC.

September 28, 2012	/s/ Kenneth R. Allen
Kenneth R. Allen
Vice President – Finance and Chief Financial Officer
(Principal Financial Officer)

September 28, 2012	/s/ T. Lesley Vines
T. Lesley Vines
Vice President – Corporate Controller and Treasurer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number

3.1	Composite Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed on July 21, 2010)

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on January 14, 2010)

3.3	Amended and Restated Certificate of Designations of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 1, 2006)

4.1	Form of the Company’s 9 1/4% Senior Note due 2020 and Notation of Guarantee (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed on August 11, 2010)

4.2	Registration Rights Agreement, dated as of August 10, 2010, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on August 11, 2010)

4.3	Indenture, dated as of August 10, 2010, among the Company, the Guarantors and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 11, 2010)

10.1	Purchase Agreement, dated July 27, 2010, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 2, 2010)

10.2	Third Amended and Restated Credit Agreement, dated as of August 25, 2011, among the Company, Bank of America, N.A., as Administrative Agent, Lead Collateral Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as L/C Issuer, Wells Fargo Capital Finance, LLC, as Co-Collateral Agent, General Electric Capital Corporation, as Co-Collateral Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 31, 2011)

10.3	Amended and Restated Security Agreement, dated June 19, 2009, among the Company, the Guarantors and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.4	First Amendment to Amended and Restated Security Agreement, dated as of August 25, 2011, among the Company, the Subsidiary Guarantors and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 31, 2011)

10.5	Employment Agreement of Mel G. Brekhus dated as of April 14, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 16, 2010)

10.6	Texas Industries, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed on May 19, 1994)

10.7	Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed on January 5, 2007)

10.8	Form of Stock Option Agreement under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 25, 2006)

10.9	Form of Non-Employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 16, 2009)

10.10	TXI Annual Incentive Plans-Fiscal Year 2013 (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 17, 2012)

Index to Exhibits-(Continued)

Exhibit Number

10.11	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2013 (incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K filed on July 21, 2010)

10.12	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2014 (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K filed on July 15, 2011)

10.13	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2015 (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed on July 17, 2012)

10.14	Master Performance-Based Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement filed on August 25, 2006)

10.15	Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on August 12, 2005)

10.16	SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan between Texas Industries, Inc. and Mel G. Brekhus, dated June 1, 2004 (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on July 25, 2006)

10.17	Amendment No. 1 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, by and between Texas Industries, Inc. and Mel G. Brekhus dated April 24, 2006 (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K filed on July 25, 2006)

10.18	Deferred Compensation Plan for Directors of Texas Industries, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 24, 2006)

10.19	Form of 2005 Executive Financial Security Plan (Annuity Formula), as amended (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.20	Form of 2005 Executive Financial Security Plan (Lump Sum Formula), as amended (incorporated by reference to Exhibit 10.27 to Quarterly Report Form 10-Q filed on January 7, 2010)

10.21	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on April 25, 2006)

10.22	Amendment No. 2 to SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan, between Texas Industries, Inc. and Mel G. Brekhus dated July 11, 2007 (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed on July 13, 2007)

10.23	Contract, signed September 21, 2007, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed on September 27, 2007, noting that portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.24	Contract Amendment No. 1, executed August 17, 2009, between TXI Operations, LP and Amec-Zachry Contractors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 21, 2009)

12.1	Computation of Ratios of Earnings to Fixed Charges

15.1	Letter re unaudited Interim Financial Information

Index to Exhibits-(Continued)

Exhibit Number

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

95.1	Mine Safety Disclosure Exhibit

101	The following financial information from Texas Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of August 31, 2012 and May 31, 2012, (ii) Consolidated Statements of Operations for the three months ended August 31, 2012 and August 31, 2011, (iii) Consolidated Statements of Comprehensive Loss for the three months ended August 31, 2012 and August 31, 2011, (iv) Consolidated Statements of Cash Flows for the three months ended August 31, 2012 and August 31, 2011, and (v) the Notes to Consolidated Financial Statements.