Form 10-Q
period 2012-11-30
TEXAS INDUSTRIES INC
filed 2013-01-09
CIK 97472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2012
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 28,135,910 shares of the Registrant’s Common Stock, $1.00 par value, outstanding as of January 7, 2013.

INDEX
TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	(Unaudited)
In thousands	November 30, 2012	May 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$71,782	$88,027
Receivables – net	107,760	98,836
Inventories	85,530	99,441
Deferred income taxes and prepaid expenses	16,672	19,007
Discontinued Operations Held for Sale	39,360	40,344
TOTAL CURRENT ASSETS	321,104	345,655
PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	169,925	168,173
Buildings	49,608	49,567
Machinery and equipment	1,146,301	1,142,439
Construction in progress	472,185	436,552
	1,838,019	1,796,731
Less depreciation and depletion	633,973	611,406
	1,204,046	1,185,325
OTHER ASSETS
Goodwill	1,715	1,715
Real estate and investments	23,168	20,865
Deferred income taxes and other charges	23,234	23,368
	48,117	45,948
	$1,573,267	$1,576,928
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$64,520	$64,825
Accrued interest, compensation and other	67,712	61,317
Current portion of long-term debt	1,432	1,214
TOTAL CURRENT LIABILITIES	133,664	127,356
LONG-TERM DEBT	657,269	656,949
OTHER CREDITS	95,995	96,352
SHAREHOLDERS’ EQUITY
Common stock, $1 par value; authorized 100,000 shares; issued and outstanding 28,056 and 27,996 shares, respectively	28,056	27,996
Additional paid-in capital	491,959	488,637
Retained earnings	190,357	204,136
Accumulated other comprehensive loss	(24,033)	(24,498)
	686,339	696,271
	$1,573,267	$1,576,928
See notes to consolidated financial statements.

(Unaudited)
CONSOLIDATED STATEMENTS OF OPERATIONS
TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Three months ended November 30,		Six months ended November 30,
In thousands except per share	2012	2011	2012	2011
NET SALES	$167,693	$146,172	$342,216	$313,802
Cost of products sold	155,939	144,689	315,262	301,690
GROSS PROFIT	11,754	1,483	26,954	12,112
Selling, general and administrative	17,067	12,781	34,623	29,511
Restructuring charges	—	3,153	—	3,153
Interest	7,457	8,838	15,235	18,298
Loss on debt retirements	—	—	—	—
Other income	(1,924)	(1,522)	(4,525)	(7,393)
	22,600	23,250	45,333	43,569
LOSS BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(10,846)	(21,767)	(18,379)	(31,457)
Income taxes (benefit)	(657)	(1,144)	(796)	(1,453)
NET LOSS FROM CONTINUING OPERATIONS	$(10,189)	$(20,623)	$(17,583)	$(30,004)
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	(933)	(414)	3,805	1,547
NET LOSS	$(11,122)	$(21,037)	$(13,778)	$(28,457)
NET LOSS PER SHARE FROM CONTINUING OPERATIONS:
Basic	$(0.36)	$(0.73)	$(0.63)	$(1.08)
Diluted	$(0.36)	$(0.73)	$(0.63)	$(1.08)
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
Basic	$(0.04)	$(0.02)	$0.14	$0.06
Diluted	$(0.04)	$(0.02)	$0.14	$0.06
NET LOSS PER SHARE:
Basic	$(0.40)	$(0.75)	$(0.49)	$(1.02)
Diluted	$(0.40)	$(0.75)	$(0.49)	$(1.02)
AVERAGE SHARES OUTSTANDING
Basic	28,030	27,882	28,014	27,878
Diluted	28,030	27,882	28,014	27,878
CASH DIVIDENDS DECLARED PER SHARE	$—	$—	$—	$0.075
See notes to consolidated financial statements.

(Unaudited)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Three months ended November 30,		Six months ended November 30,
In thousands	2012	2011	2012	2011
Net loss	$(11,122)	$(21,037)	$(13,778)	$(28,457)
Other comprehensive income
Net actuarial gains (losses) of defined postretirement benefit plans
Reclassification of recognized transactions, net of tax	20	363	565	725
Adjustment, net of tax	—	—	(55)	—
Prior service cost of defined postretirement benefit plans
Reclassification of recognized transactions, net of taxes	77	(123)	(45)	(246)
Total other comprehensive income	97	240	465	479
Comprehensive loss	$(11,025)	$(20,797)	$(13,313)	$(27,978)
See notes to consolidated financial statements.

(Unaudited)
CONSOLIDATED STATEMENTS OF CASH FLOWS
TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Six months ended November 30,
In thousands	2012	2011
OPERATING ACTIVITIES
Net loss	$(13,778)	$(28,457)
Adjustments to reconcile net loss to cash provided by operating activities
Depreciation, depletion and amortization	28,543	31,385
Gains on asset disposals	(2,879)	(2,751)
Deferred income tax (benefit) expense	957	(945)
Stock-based compensation expense	5,505	(1,229)
Other – net	(8,469)	(5,185)
Changes in operating assets and liabilities
Receivables – net	(8,488)	3,696
Inventories	13,967	12,189
Prepaid expenses	1,687	2,854
Accounts payable and accrued liabilities	7,933	930
Net cash provided by operating activities	24,978	12,487
INVESTING ACTIVITIES
Capital expenditures – expansions	(36,118)	(35,966)
Capital expenditures – other	(10,845)	(26,300)
Proceeds from asset disposals	3,958	1,649
Investments in life insurance contracts	2,366	2,989
Other – net	(88)	(128)
Net cash used by investing activities	(40,727)	(57,756)
FINANCING ACTIVITIES
Debt payments	(1,585)	(36)
Debt issuance costs	—	(1,732)
Stock option exercises	1,089	158
Common dividends paid	—	(2,091)
Net cash used by financing activities	(496)	(3,701)
Decrease in cash and cash equivalents	(16,245)	(48,970)
Cash and cash equivalents at beginning of period	88,027	116,432
Cash and cash equivalents at end of period	$71,782	$67,462
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Texas Industries, Inc. and subsidiaries is a leading supplier of heavy construction materials in the southwestern United States through our three business segments: cement, aggregates and consumer products. Our principal products are gray portland cement, produced and sold through our cement segment; stone, sand, gravel and lightweight aggregates, produced and sold through our aggregates segment; and ready-mix concrete, produced and sold through our consumer products segment. Our facilities are concentrated primarily in Texas, Louisiana and California. When used in these notes the terms “Company,” “we,” “us” or “our” mean Texas Industries, Inc. and subsidiaries unless the context indicates otherwise.
1. Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended November 30, 2012, are not necessarily indicative of the results that may be expected for the year ended May 31, 2013. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Texas Industries, Inc. for the year ended May 31, 2012.
Principles of Consolidation. The consolidated financial statements include the accounts of Texas Industries, Inc. and all subsidiaries except for a joint venture in which the Company has a 40% equity interest. The joint venture is accounted for using the equity method. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.
Discontinued Operations Held for Sale. The prior period consolidated financial statements in this Form 10-Q have been reclassified to reflect the businesses held for sale and discontinued operations as discussed in Note 2 - Discontinued Operations and Held for Sale Businesses.
Estimates. The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.
Fair Value of Financial Instruments. The estimated fair value of each class of financial instrument as of November 30, 2012 and May 31, 2012 approximates its carrying value except for long-term debt having fixed interest rates. The fair value of our long-term debt is estimated based on broker/dealer quoted market prices, which is level two inputs. As of November 30, 2012, the fair value of our long-term debt, including the current portion, was approximately $705.8 million compared to the carrying amount of $658.7 million. As of May 31, 2012, the fair value of our long-term debt, including the current portion, was approximately $646.8 million compared to the carrying amount of $658.2 million.
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
Goodwill resulting from the acquisition of ready-mix operations in Texas and Louisiana and identified with our consumer products operations has a carrying value of $1.7 million at both November 30, 2012 and May 31, 2012. Based on an impairment test performed as of March 31, 2012, the fair value of the reporting unit exceeds its carrying value, and therefore, no potential impairment was identified.
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
Management reviews our deferred tax position and in particular our deferred tax assets whenever circumstances indicate that the assets may not be realized in the future and would record a valuation allowance unless such deferred tax assets were deemed more likely than not to be recoverable. The ultimate realization of these deferred tax assets is dependent upon various factors including the generation of taxable income during future periods. In determining the need for a valuation allowance, we consider such factors as historical earnings, the reversal of existing temporary differences, prior taxable income (if carryback is permitted under the tax law), and prudent and feasible tax planning strategies. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets valuation allowance would be charged to earnings in the period in which we make such a determination. If we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance as an adjustment to earnings at such time. See further discussion in note 9.
Real Estate and Investments. Surplus real estate and real estate acquired for development of high quality industrial, office or multi-use parks totaled $7.3 million at November 30, 2012 and $7.6 million at May 31, 2012.
Investments include life insurance contracts purchased in connection with certain of our benefit plans. The contracts, recorded at their net cash surrender value, totaled $2.2 million (net of distributions of $99.4 million plus accrued interest and fees) at November 30, 2012 and $0.7 million (net of distributions of $94.4 million plus accrued interest and fees) at May 31, 2012. We can elect to receive distributions chargeable against the cash surrender value of the policies in the form of borrowings or withdrawals or we can elect to surrender the policies and receive their net cash surrender value.
Investment in Joint Venture. In November 2011 we entered into a joint venture agreement with a ready-mix operator based in Waco, Texas. We contributed certain of our central Texas ready-mix plants and related assets to the joint venture in return for a 40% equity interest. The joint venture operates ready-mix plants serving the central Texas market. The day to day business operations are managed by the 60% partner in the venture. We supply cement to the joint venture. The debt of the joint venture is secured by the underlying assets of the joint venture. In addition, we have guaranteed 50% and our partner has guaranteed 100% of the debt of the joint venture. Our investment totaled $13.6 million at November 30, 2012 and $12.5 million at May 31, 2012. Our equity in income of the joint venture was $1.1 million for the six-month period ended November 30, 2012.
Deferred Other Charges. Deferred other charges totaled $20.8 million at November 30, 2012 and $20.4 million at May 31, 2012 and are composed primarily of debt issuance costs that totaled $12.0 million at November 30, 2012 and $13.0 million at May 31, 2012. The costs are amortized over the term of the related debt.
Other Credits. Other credits totaled $95.9 million at November 30, 2012 and $96.4 million at May 31, 2012 and are composed primarily of liabilities related to our retirement plans, deferred compensation agreements and asset retirement obligations.

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

Changes in asset retirement obligations are as follows:

	Six months ended November 30,
In thousands	2012	2011
Balance at beginning of period	$3,879	$4,455
Additions	305	287
Accretion expense	86	89
Settlements	(1,617)	(713)
Balance at end of period	$2,653	$4,118
Accumulated Other Comprehensive Loss. Amounts recognized in accumulated other comprehensive loss represent adjustments related to a defined benefit retirement plan and a postretirement health benefit plan covering approximately 600 employees and retirees of our California cement subsidiary. The amounts totaled $24.0 million (net of tax of $5.7 million) at November 30, 2012 and $24.5 million (net of tax of $6.0 million) at May 31, 2012.
Net Sales. Sales are recognized when title has transferred and products are delivered. We include delivery fees in the amount we bill customers to the extent needed to recover our cost of freight and delivery. Net sales are presented as revenues and include these delivery fees.
Other Income. Routine sales of surplus operating assets and real estate resulted in gains of $0.4 million and $0.4 million in the three-month periods ended November 30, 2012 and November 30, 2011 and $2.9 million and $0.7 million in the six-month periods ended November 30, 2012 and November 30, 2011, respectively. In addition, we sold emissions credits associated with our Crestmore cement plant in Riverside, California resulting in a gain of $2.5 million in the six-month period ended November 30, 2011.
In July 2011 we entered into an asset exchange transaction with CEMEX USA in which we acquired three ready-mix concrete plants and a sand and gravel plant that serve the Austin, Texas metropolitan market. In exchange, we transferred to CEMEX USA seven ready-mix concrete plants in the Houston, Texas market, and we designated four non-operating ready-mix plant sites in the Houston area as surplus real estate. The exchange resulted in the acquisition of ready-mix and aggregate property, plant and equipment of $6.1 million and the recognition of a gain of $2.1 million in the six-month period ended November 30, 2011. The gain from the transaction and the operating results of the acquired ready-mix operations are reported in our consumer products segment, and the operating results of the acquired sand and gravel operations are reported in our aggregates segment.
Stock-based Compensation. We have provided stock-based compensation to employees and non-employee directors in the form of non-qualified and incentive stock options, restricted stock, stock appreciation rights, deferred compensation agreements and stock awards. We use the Black-Scholes option-pricing model to determine the fair value of stock options granted as of the date of grant. Options with graded vesting are valued as single awards and the related compensation cost is recognized using a straight-line attribution method over the shorter of the vesting period or required service period adjusted for estimated forfeitures. We use the average stock price on the date of grant to determine the fair value of restricted stock awards paid. A liability, which is included in other credits, is recorded for stock appreciation rights, deferred compensation agreements and stock awards expected to be settled in cash, based on their fair value at the end of each period until such awards are paid. See further discussion in note 7.

Earnings Per Share (“EPS”). Income or loss allocated to common shareholders adjusts net income or loss for the participation in earnings of unvested restricted shares outstanding.
Basic weighted-average number of common shares outstanding during the period includes contingently issuable shares and excludes outstanding unvested restricted shares. Contingently issuable shares outstanding at November 30, 2012 relate to deferred compensation agreements in which directors elected to defer their fees. The deferred compensation is denominated in shares of our common stock and issued in accordance with the terms of the agreement subsequent to retirement or separation from us. The shares are considered contingently issuable because the director has an unconditional right to the shares to be issued.
Diluted weighted-average number of common shares outstanding during the period adjusts basic weighted-average shares for the dilutive effect of stock options, restricted shares and awards.

Basic and Diluted EPS are calculated as follows:

	Three months ended November 30,		Six months ended November 30,
In thousands except per share	2012	2011	2012	2011
Earnings
Net loss from continuing operations	$(10,189)	$(20,623)	$(17,583)	$(30,004)
Net income (loss) from discontinued operations	$(933)	$(414)	$3,805	$1,547
Unvested restricted share participation	6	9	11	14
Loss allocated to common shareholders	$(11,116)	$(21,028)	$(13,767)	$(28,443)
Shares
Weighted-average shares outstanding	28,043	27,892	28,028	27,890
Contingently issuable shares	3	2	3	2
Unvested restricted shares	(16)	(12)	(17)	(14)
Basic weighted-average shares	28,030	27,882	28,014	27,878
Stock option, restricted share and award dilution	—	—	—	—
Diluted weighted-average shares (1)	28,030	27,882	28,014	27,878
Net loss from continuing operations
Basic	$(0.36)	$(0.73)	$(0.63)	$(1.08)
Diluted	$(0.36)	$(0.73)	$(0.63)	$(1.08)
Net income (loss) from discontinued operations
Basic	(0.04)	(0.02)	0.14	0.06
Diluted	(0.04)	(0.02)	0.14	0.06
Net loss per share
Basic	(0.40)	(0.75)	(0.49)	(1.02)
Diluted	(0.40)	(0.75)	(0.49)	(1.02)
(1) Shares excluded due to antidilutive effect of stock options, restricted shares and awards	826	1,514	978	1,359

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

2. Discontinued Operations and Held for Sale Businesses

On December 4, 2012, our subsidiaries entered into agreements to exchange their expanded shale and clay lightweight aggregates manufacturing business for the ready-mix concrete business of subsidiaries of Trinity Industries, Inc. in east Texas and southwest Arkansas. Pursuant to the agreements, we will transfer our expanded shale and clay manufacturing facilities in Streetman, Texas; Boulder, Colorado and Frazier Park, California; and our DiamondPro® product line in exchange for 42 ready-mix concrete plants stretching from Texarkana to Beaumont in east Texas and in southwestern Arkansas, as well as two aggregate distribution facilities in Beaumont and Port Arthur, Texas, and related assets. We anticipate recognizing a gain on the transaction, the amount of which will be determined after the transaction closes and valuations of the assets are obtained. Closing is subject to negotiations of ancillary agreements, satisfactory completion of due diligence, receipt of required consents, approvals and permit amendments and other customary conditions.

The following table summarizes the assets and liabilities of all discontinued operations held for sale as of November 30, 2012 and reclassified as assets held for sale on May 31, 2012.

In thousands	November 30,	May 31,
	2012	2012
Assets:
Inventory	$29,720	$30,072
Property Plant and Equipment	9,640	10,272
Total Assets in Discontinued Operations Held for Sale	$39,360	$40,344

The following table summarizes the revenue, earnings before and net of income tax expense on all discontinued operations held for sale for the three-months and six-months ended November 30, 2012 and 2011:

In thousands	Three months ended November 30,		Six months ended November 30,
Discontinued Operations	2012	2011	2012	2011
Revenue	$11,629	$9,899	$28,914	$24,009
Earnings on discontinued operations, before taxes	$843	$108	$5,865	$2,231
Earnings on discontinued operations, net of tax	$(933)	$(414)	$3,805	$1,547

3. Working Capital
Working capital totaled $187.4 million at November 30, 2012 compared to $218.3 million at May 31, 2012. Selected components of working capital are summarized below.
Receivables consist of:

	November 30,	May 31,
In thousands	2012	2012
Trade notes and accounts receivable	$106,937	$97,621
Other	823	1,215
	$107,760	$98,836
Trade notes and accounts receivable are presented net of allowances for doubtful receivables of $2.8 million at November 30, 2012 and $2.5 million at May 31, 2012. Provisions for bad debts charged to expense were $0.4 million and $0.2 million in the six-month periods ended November 30, 2012 and November 30, 2011, respectively. Uncollectible accounts written off totaled less than $0.2 million and $0.2 million in the six-month periods ended November 30, 2012 and November 30, 2011, respectively.
Inventories consist of:

	November 30,	May 31,
In thousands	2012	2012
Finished products	$6,516	$7,664
Work in process	8,019	12,505
Raw materials	7,504	9,449
Total inventories at LIFO cost	22,039	29,618
Finished products	18,668	23,451
Raw materials	422	229
Parts and supplies	44,401	46,143
Total inventories at average cost	63,491	69,823
Total inventories	$85,530	$99,441
All inventories are stated at the lower of cost or market. Finished products, work in process and raw material inventories, excluding natural aggregate inventories, are valued using the last-in, first-out (“LIFO”) method. Natural aggregate finished products and raw material inventories and parts and supplies inventories are valued using the average cost method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. If the average cost method (which approximates current replacement cost) had been used for all of these inventories, inventory values would have been higher by $36.8 million at November 30, 2012 and $37.5 million at May 31, 2012.

Accrued interest, compensation and other consist of:

	November 30,	May 31,
In thousands	2012	2012
Interest	$17,801	$17,810
Compensation and employee benefits	15,849	18,103
Casualty insurance claims	14,908	14,004
Income taxes	4,806	4,500
Property taxes and other	14,348	6,900
	$67,712	$61,317
4. Long-Term Debt
Long-term debt consists of:

	November 30,	May 31,
In thousands	2012	2012
Senior secured revolving credit facility expiring in 2016	$—	$—
9.25% Senior notes due 2020 issued August 10, 2010 at par value	650,000	650,000
Other	6,359	5,778
	656,359	655,778
Capital lease obligations	2,097	2,136
Other contract obligations	245	249
	658,701	658,163
Less current portion	1,432	1,214
	$657,269	$656,949
Senior Secured Revolving Credit Facility. On August 25, 2011, we amended and restated our credit agreement and the associated security agreement. The credit agreement continues to provide for a $200 million senior secured revolving credit facility with a $50 million sub-limit for letters of credit and a $15 million sub-limit for swing line loans. The credit facility matures on August 25, 2016. Amounts drawn under the credit facility bear annual interest either at the LIBOR rate plus a margin of 2.00% to 2.75% or at a base rate plus a margin of 1.0% to 1.75%. The base rate is the higher of the federal funds rate plus 0.5%, the prime rate established by Bank of America, N.A. or the one-month LIBOR rate plus 1.0%. The interest rate margins are determined based on the Company’s fixed charge coverage ratio. The commitment fee calculated on the unused portion of the credit facility ranges from 0.375% to 0.50% per year based on the Company’s average daily loan balance. We may terminate the credit facility at any time.
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
The borrowing base under the agreement was $147.8 million as of November 30, 2012. We are not required to maintain any financial ratios or covenants unless an event of default occurs or the unused portion of the borrowing base is less than $25 million, in which case we must maintain a fixed charge coverage ratio of at least 1.0 to 1.0. At November 30, 2012, our fixed charge coverage ratio was .01 to 1.0. Given this ratio, we may use only $122.8 million of the borrowing base as of such date. No borrowings were outstanding at November 30, 2012; however, $31.1 million of the borrowing base was used to support letters of credit. As a result, the maximum amount we could borrow as of November 30, 2012 was $91.6 million.
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

The credit agreement contains a number of covenants restricting, among other things, prepayment or redemption of our senior notes, distributions and dividends on and repurchases of our capital stock, acquisitions and investments, indebtedness, liens and affiliate transactions. We are permitted to pay cash dividends on our common stock as long as the credit facility is not in default, the fixed charge coverage ratio is greater than 1.0 to 1.0 and borrowing availability under the borrowing base is more than $40 million. When our fixed charge coverage ratio is less than 1.0 to 1.0, we are permitted to pay cash dividends on our common stock not to exceed $2.5 million in any single instance (which shall not occur more than four times in any calendar year) or $10 million in the aggregate during any calendar year as long as the credit facility is not in default and borrowing availability is more than the greater of $60 million or 30% of the aggregate commitments of all lenders. For this purpose, borrowing availability is equal to the borrowing base less the amount of outstanding borrowings less the amount used to support letters of credit. We were in compliance with all of our loan covenants as of November 30, 2012.
9.25% Senior Notes. On August 10, 2010, we sold $650 million aggregate principal amount of our 9.25% senior notes due 2020 at an offering price of 100%. The notes were issued under an indenture dated as of August 10, 2010. The net proceeds were used to purchase or redeem all of our outstanding 7.25% senior notes due 2013, with additional proceeds available for general corporate purposes.
At November 30, 2012, we had $650 million aggregate principal amount of 9.25% senior notes outstanding. Under the indenture, at any time on or prior to August 15, 2015, we may redeem the notes at a redemption price equal to the sum of the principal amount thereof, plus accrued interest and a make-whole premium. On and after August 15, 2015, we may redeem all or a part of the notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest if redeemed during the twelve-month period beginning on August 15 of the years indicated below:

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
All of our consolidated subsidiaries have unconditionally guaranteed the 9.25% senior notes. The indenture governing the notes contains affirmative and negative covenants that, among other things, limit our and our subsidiaries’ ability to pay dividends on or redeem or repurchase stock, make certain investments, incur additional debt or sell preferred stock, create liens, restrict dividend payments or other payments from subsidiaries to the Company, engage in consolidations and mergers or sell or transfer assets, engage in sale and leaseback transactions, engage in transactions with affiliates, and sell stock in our subsidiaries. We are not required to maintain any affirmative financial ratios or covenants. We were in compliance with all of our covenants as of November 30, 2012.
Other. Principal payments due on long-term debt, excluding capital lease and other contract obligations, during each of the five years subsequent to November 30, 2012 are $1.4 million, $1.5 million, $1.6 million, $1.6 million and $0.7 million. The total amount of interest incurred was $17.8 million and $17.1 million in the three-month periods ended November 30, 2012 and November 30, 2011, respectively, of which $9.9 million and $8.3 million was capitalized. The total amount of interest incurred was $34.5 million and $34.4 million in the six-month periods ended November 30, 2012 and November 30, 2011, respectively, of which $19.2 million and $16.1 million was capitalized. The total amount of interest paid in cash was $35.5 million and $35.4 million in the six-month periods ended November 30, 2012 and November 30, 2011, respectively.
Guarantee of Joint Venture Debt. We have guaranteed 50%, or $12.2 million, of an unconsolidated joint venture’s debt which matures November 18, 2013. The joint venture was in compliance with all the terms of the debt as of November 30, 2012. See further discussion of the joint venture under Investment in Joint Venture in note 1.

5. Commitments
During October 2007, we commenced construction on a project to expand our Hunter, Texas cement plant. In May 2009 we temporarily halted construction on the project because we believed that economic and market conditions made it unlikely that cement demand levels in Texas at that time would permit the new kiln to operate profitably if the project was completed as originally scheduled. We resumed construction in October 2010 and began commissioning in November 2012 and should be complete in the spring of 2013. The total capital cost of the project is expected to be between $370 million and $375 million, excluding capitalized interest. As of November 30, 2012, we have incurred $367.9 million, excluding capitalized interest of $87.9 million related to the project, of which $362.1 million has been paid.
6. Shareholders’ Equity
There are authorized 100,000 shares of Cumulative Preferred Stock, no par value, of which 20,000 shares are designated $5 Cumulative Preferred Stock (Voting), redeemable at $105 per share and entitled to $100 per share upon dissolution. An additional 40,000 shares are designated Series B Junior Participating Preferred Stock. The Series B Preferred Stock is not redeemable and ranks, with respect to the payment of dividends and the distribution of assets, junior to (i) all other series of the Preferred Stock unless the terms of any other series shall provide otherwise and (ii) the $5 Cumulative Preferred Stock. No shares of $5 Cumulative Preferred Stock or Series B Junior Participating Preferred Stock were outstanding as of November 30, 2012.
7. Stock-Based Compensation Plans
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
Options become exercisable in installments beginning one year after the date of grant and expire 10 years after the date of grant. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. Options with graded vesting are valued as single awards and the compensation cost recognized using a straight-line attribution method over the shorter of the vesting period or required service period adjusted for estimated forfeitures. No options were granted during the six-month period ended November 30, 2012. The following table sets forth the information about the weighted-average grant date fair value of options granted during the six-month period ended November 30, 2011 and the weighted-average assumptions used for such grants.

Six months ended November 30,
2011
Weighted average grant date fair value	$19.72
Weighted average assumptions used:
Expected volatility	.411
Expected option term in years	10
Risk-free interest rate	2.97%
Expected dividend yield	.56%
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

A summary of option transactions for the six-month periods ended November 30, 2012, follows:

	Shares Under Option	Weighted-Average Option Price
Outstanding at May 31, 2012	2,145,570	$38.54
Exercised	(55,332)	24.42
Canceled	(25,820)	45.10
Outstanding at November 30, 2012	2,064,418	$38.83
Exercisable at November 30, 2012	1,099,138	$43.33
The following table summarizes information about stock options outstanding as of November 30, 2012.

	Range of Exercise Prices
	$16.04 - $29.38	$33.57 - $48.60	$50.63 - $70.18
Options outstanding
Shares outstanding	768,531	781,717	514,100
Weighted-average remaining life in years	6.34	6.15	3.61
Weighted-average exercise price	$25.54	$39.71	$57.40
Options exercisable
Shares exercisable	286,828	345,280	480,890
Weighted-average remaining life in years	3.17	4.63	3.56
Weighted-average exercise price	$21.10	$41.15	$57.87
Outstanding options expire on various dates to January 11, 2022. As of November 30, 2012, there were 355,585 shares available for future awards under the 2004 Plan.
As of November 30, 2012, the aggregate intrinsic value (the difference in the closing market price of our common stock of $46.42 and the exercise price to be paid by the optionee) of stock options outstanding was $21.3 million. The aggregate intrinsic value of exercisable stock options at that date was $8.9 million. The total intrinsic value for options exercised (the difference in the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) was $0.3 million and less than $0.1 million for the three-month periods ended November 30, 2012 and November 30, 2011, respectively and $1.0 million and $0.1 million for the six-month periods ended November 30, 2012 and November 30, 2011, respectively.
We have provided additional stock-based compensation to employees and directors under stock appreciation rights contracts, deferred compensation agreements, restricted stock payments and a former stock awards program which was settled during fiscal year 2012. At November 30, 2012, outstanding stock appreciation rights totaled 133,315 shares, deferred compensation agreements to be settled in cash totaled 101,790 shares, deferred compensation agreements to be settled in common stock totaled 2,995 shares and unvested restricted stock payments totaled 14,331 shares. Other credits include $7.3 million at November 30, 2012 and $4.1 million at May 31, 2012 representing accrued stock-based compensation which is accounted for as liabilities and expected to be settled in cash. Common stock totaling 2.4 million shares at November 30, 2012 and 2.5 million shares at May 31, 2012 have been reserved for the settlement of stock-based compensation.

Total stock-based compensation included in selling, general and administrative expense (credit) was $2.7 million and $(1.3) million in the three-month periods ended November 30, 2012 and November 30, 2011, respectively and $5.5 million and $(1.2) million in the six-month periods ended November 30, 2012 and November30, 2011, respectively. The impact of changes in our company's stock price on stock-based awards accounted for as liabilities increased stock-based compensation $1.6 million in the the three-month period ended November 30, 2012 and reduced stock-based compensation $2.7 million in the three-month period ended November 30, 2011. The impact of changes in our company’s stock price on stock-based awards accounted for as liabilities increased stock-based compensation $3.2 million in the six-month period ended November 30, 2012 and reduced stock-based compensation $3.8 million in the six-month period ended November 30, 2011.
Total tax expense or benefit recognized in our statements of operations for stock-based compensation was an expense of less than $0.1 million in the three-month periods ended November 30, 2012 and November 30, 2011 and an expense less than $0.1 million in the six-month periods ended November 30, 2012 and November 30, 2011. No cash tax benefit was realized for stock-based compensation in the six-month periods ended November 30, 2012 and November 30, 2011.
As of November 30, 2012, and prior to the subesquent changes described below, the total unrecognized stock-based compensation expense was $9.9 million. We currently expect to recognize in the years succeeding November 30, 2012 approximately $4.1 million of this stock-based compensation expense in 2013, $2.9 million in 2014, $1.9 million in 2015 and $1.0 million in 2016.
Effective January 4, 2013 the stock appreciation rights agreement was extended and modified to require settlement in shares instead of cash. Also effective December 28, 2012, the deferred compensation agreements totaling 101,790 shares were settled with shares. The Company is in the process of obtaining the valuations required for amended terms of these agreements, but does not expect the modifications to result in a significant gain or loss in the third quarter. These changes will reduce the Company's exposure to future volatility caused by the previous awards being accounted for as liabilities and reflecting changes in the Company's stock price.
8. Retirement Plans
Riverside Defined Benefit Plans. Approximately 600 employees and retirees of our subsidiary, Riverside Cement Company, are covered by a defined benefit pension plan and a postretirement health benefit plan. Unrecognized prior service costs and actuarial gains or losses for these plans are recognized in a systematic manner over the remaining service periods of active employees expected to receive benefits under these plans. The amount of the defined benefit pension plan and postretirement health benefit plan expense charged to costs and expenses for the three-month and six-month periods ended November 30, 2012 and November 30, 2011, was as follows:

	Three months ended November 30,		Six months ended November 30,
In thousands	2012	2011	2012	2011
Defined benefit pension plan
Service cost	$61	$134	$216	$268
Interest cost	635	760	1,343	1,520
Expected return on plan assets	(770)	(777)	(1,518)	(1,554)
Amortization of net actuarial loss	217	430	948	861
	$143	$547	$989	$1,095
Postretirement health benefit plan
Service cost	$27	$25	$54	$50
Interest cost	88	104	176	208
Amortization of prior service cost	(194)	(194)	(388)	(388)
Amortization of net actuarial loss	129	141	258	282
	$50	$76	$100	$152
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

Financial Security Defined Benefit Plans. Substantially all of our executive and certain managerial employees are covered by a series of financial security plans that are non-qualified defined benefit plans. The financial security plans require deferral of a portion of a participant’s salary and provide retirement, death and disability benefits to participants. The financial security plans are unfunded and benefits are paid as they become due. Actuarial gains or losses are recognized when incurred. The amount of financial security plan benefit expense charged to costs and expenses for the three-month and six-month periods ended November 30, 2012 and November 30, 2011, was as follows:

	Three months ended November 30,		Six months ended November 30,
In thousands	2012	2011	2012	2011
Service cost	$593	$537	$1,186	$1,074
Interest cost	591	629	1,182	1,258
	$1,184	$1,166	$2,368	$2,332

The financial security defined benefit plans were amended during the second quarter of fiscal year 2013. This amendment provides that effective December 31, 2012 the Plans were frozen.
9. Income Taxes
Income taxes for the interim periods ended November 30, 2012 and November 30, 2011 have been included in the accompanying financial statements on the basis of an estimated annual rate. The tax rate differs from the 35% federal statutory corporate rate primarily due to percentage depletion that is tax deductible, state income taxes and valuation allowances against deferred tax assets. The estimated annualized rate for continuing operations is 4.3% for fiscal year 2013 compared to 4.6% for fiscal year 2012. We made no income tax payments in the six-month periods ended November 30, 2012 and November 30, 2011. We received income tax refunds of less than $0.1 million in the six-month period ended November 30, 2011.
Net deferred tax assets totaled $12.5 million at November 30, 2012 and $13.7 million at May 31, 2012, of which $10.0 million at November 30, 2012 and $10.7 million at May 31, 2012 were classified as current. Management reviews our deferred tax position and in particular our deferred tax assets whenever circumstances indicate that the assets may not be realized in the future and records a valuation allowance unless such deferred tax assets are deemed more likely than not to be recoverable. The ultimate realization of these deferred tax assets depends upon various factors including the generation of taxable income during future periods. The Company’s deferred tax assets exceeded deferred tax liabilities as of November 30, 2012 and May 31, 2012 primarily as a result of recent losses. Management has concluded that the sources of taxable income we are permitted to consider do not assure the realization of the entire amount of our net deferred tax assets. Accordingly, a valuation allowance is required due to the uncertainty of realizing the deferred tax assets. We recorded a valuation allowance of $5.2 million in fiscal year 2012 through a charge to other comprehensive loss given the increase in actuarial losses in our retirement plans in 2012. We will continue to record additional valuation allowance against additions to our net deferred tax assets for fiscal year 2013 until Management believes it is more likely than not the deferred tax assets will be realized.
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

10. Legal Proceedings and Contingent Liabilities
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
In public meetings conducted by the SCAQMD, it stated that the risk of long term exposure immediately adjacent to the plant is similar to living close to a busy freeway or rail yard, and it estimated an increased risk of 250 to 500 cancers per one million people, assuming continuous exposure for 70 years. Riverside has not determined how this particular risk number was calculated by SCAQMD. However, the Riverside Press Enterprise reported in a May 30, 2008 story that “John Morgan, a public health and epidemiology professor at Loma Linda University, said he looked at cancer cases reported from 1996 to 2005 in the census [tract] nearest the [plant] and found no excess cases. That includes lung cancer, which is associated with exposure to hexavalent chromium.”
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
11. Business Segments
We have three business segments: cement, aggregates and consumer products. Our business segments are managed separately along product lines. Through the cement segment we produce and sell gray portland cement as our principal product, as well as specialty cements. Through the aggregates segment we produce and sell stone, sand and gravel as our principal products. Previously, the aggregates segment included our expanded shale and clay lightweight aggregates which has been classified as discontinued operations in the current period and all prior periods. Therefore, amounts for these operations are not included in the information presented below. Through the consumer products segment we produce and sell ready-mix concrete as our principal product. We account for intersegment sales at market prices. Segment operating profit consists of net sales less operating costs and expenses. Corporate includes those administrative, financial, legal, human resources, environmental and real estate activities which are not allocated to operations and are excluded from segment operating profit. Identifiable assets by segment are those assets that are used in each segment’s operation. Corporate assets consist primarily of cash and cash equivalents, real estate and other financial assets not identified with a business segment. The following is a summary of operating results and certain other financial data for our business segments.

	Three months ended November 30,		Six months ended November 30,
In thousands	2012	2011	2012	2011
Net sales
Cement
Sales to external customers	$80,991	$65,639	$168,118	$137,697
Intersegment sales	10,452	11,595	20,530	25,174
Aggregates
Sales to external customers	33,899	23,114	69,299	48,505
Intersegment sales	6,313	5,736	11,894	10,661
Consumer products
Sales to external customers	52,803	57,419	104,799	127,600
Intersegment sales	62	702	111	1,545
Eliminations	(16,827)	(18,033)	(32,535)	(37,380)
Total net sales	$167,693	$146,172	$342,216	$313,802
Segment operating profit (loss)
Cement	$6,057	$(5,355)	$14,479	$1,162
Aggregates	3,520	1,991	7,518	3,783
Consumer products	(2,607)	(3,606)	(4,515)	(5,946)
Total segment operating profit	6,970	$(6,970)	17,482	(1,001)
Corporate	(10,359)	(5,959)	(20,626)	(12,158)
Interest	(7,457)	(8,838)	(15,235)	(18,298)
Loss before income taxes	$(10,846)	$(21,767)	$(18,379)	$(31,457)
Depreciation, depletion and amortization
Cement	$8,429	$8,897	$16,893	$17,824
Aggregates	3,347	3,494	6,674	7,290
Consumer products	1,981	2,326	3,847	4,890
Corporate	229	314	446	608
Total depreciation, depletion and amortization	$13,986	$15,031	$27,860	$30,612
Capital expenditures
Cement	$11,052	$14,193	$40,785	$39,889
Aggregates	2,278	1,061	2,601	19,364
Consumer products	351	611	2,246	2,042
Corporate	645	637	1,019	793
Total capital expenditures	$14,326	$16,502	$46,651	$62,088
Net sales by product
Cement	$72,169	$57,400	$149,404	$119,799
Stone, sand and gravel	21,428	15,257	43,997	32,532
Ready-mix concrete	52,712	44,578	104,582	100,801
Other products	2,648	13,692	5,515	28,699
Delivery fees	18,736	15,245	38,718	31,971
Total net sales	$167,693	$146,172	$342,216	$313,802
All sales were made in the United States during the periods presented with no single customer representing more than ten percent of sales.

Cement segment operating profit includes a gain from the sales of emission credits associated with our Crestmore cement plant in Riverside, California of of $2.5 million in the six-month period ended November 30, 2011.
Consumer products operating profit includes a gain of $2.1 million in the six-month period ended November 30, 2011 from the exchange of certain ready-mix operations in Houston, Texas for ready-mix and aggregates operations that serve the Austin, Texas metropolitan market.

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
Capital expenditures incurred in connection with the expansion of our Hunter, Texas cement plant were $36.1 million and $36.0 million in the six-month periods ended November 30, 2012 and November 30, 2011, respectively, of which $18.4 million and $15.5 million was capitalized interest paid in the six-month periods ended November 30, 2012 and November 30, 2011, respectively. Capital expenditures for normal replacement and upgrades of existing equipment and acquisitions to sustain existing operations were $10.8 million and $26.3 million in the six-month periods ended November 30, 2012 and November 30, 2011, respectively, of which $18.0 million was incurred to acquire aggregate reserves in the six-month period ended November 30, 2011.
The following is a summary of assets used in each of our business segments.

In thousands	November 30, 2012	May 31, 2012
Identifiable assets
Cement	$1,149,700	$1,135,336
Aggregates	168,999	178,730
Consumer products	98,995	90,717
Corporate	116,213	131,801
Total assets	$1,533,907	$1,536,584
All of our identifiable assets are located in the United States.
12. Condensed Consolidating Financial Information
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

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating balance sheet at November 30, 2012
Cash and cash equivalents	$68,356	$3,426	$—	$71,782
Receivables – net	—	107,760	—	107,760
Inventories	—	85,530	—	85,530
Deferred income taxes and prepaid expenses	115	16,825	(268)	16,672
Discontinued Operations Held for Sale	—	39,360	—	39,360
Total current assets	68,471	252,901	(268)	321,104
Property, plant and equipment – net	—	1,204,046	—	1,204,046
Goodwill	—	1,715	—	1,715
Real estate and investments	2,242	20,926	—	23,168
Deferred income taxes and other charges	122,901	8,666	(108,333)	23,234
Investment in subsidiaries	1,011,244	—	(1,011,244)	—
Long-term intercompany receivables	230,814	18,740	(249,554)	—
Total assets	$1,435,672	$1,506,994	$(1,369,399)	$1,573,267
Accounts payable	$34	$64,486	$—	$64,520
Accrued interest, compensation and other	26,213	41,767	(268)	67,712
Current portion of long-term debt	—	1,432	—	1,432
Total current liabilities	26,247	107,685	(268)	133,664
Long-term debt	650,245	7,024	—	657,269
Long-term intercompany payables	18,740	230,814	(249,554)	—
Deferred income taxes	—	108,333	(108,333)	—
Other credits	54,101	41,894	—	95,995
Shareholders’ equity	686,339	1,011,244	(1,011,244)	686,339
Total liabilities and shareholders’ equity	$1,435,672	$1,506,994	$(1,369,399)	$1,573,267

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating balance sheet at May 31, 2012
Cash and cash equivalents	$84,713	$3,314	$—	$88,027
Receivables – net	—	98,836	—	98,836
Inventories	—	99,441	—	99,441
Deferred income taxes and prepaid expenses	99	18,908	—	19,007
Discontinued Operations Held for Sale	—	40,344	—	40,344
Total current assets	84,812	260,843	—	345,655
Property, plant and equipment – net	—	1,185,325	—	1,185,325
Goodwill	—	1,715	—	1,715
Real estate and investments	664	20,201	—	20,865
Deferred income taxes and other charges	123,734	7,356	(107,722)	23,368
Investment in subsidiaries	987,519	—	(987,519)	—
Long-term intercompany receivables	246,298	18,747	(265,045)	—
Total assets	$1,443,027	$1,494,187	$(1,360,286)	$1,576,928
Accounts payable	$108	$64,717	$—	$64,825
Accrued interest, compensation and other	25,829	35,488	—	61,317
Current portion of long-term debt	4	1,210	—	1,214
Total current liabilities	25,941	101,415	—	127,356
Long-term debt	650,245	6,704	—	656,949
Long-term intercompany payables	18,747	246,298	(265,045)	—
Deferred income taxes	—	107,722	(107,722)	—
Other credits	51,823	44,529	—	96,352
Shareholders’ equity	696,271	987,519	(987,519)	696,271
Total liabilities and shareholders’ equity	$1,443,027	$1,494,187	$(1,360,286)	$1,576,928

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating statement of comprehensive income for the three months ended November 30, 2012
Net sales	$—	$167,693	$—	$167,693
Cost of products sold	—	155,939	—	155,939
	—	11,754	—	11,754
Selling, general and administrative	2,330	14,737	—	17,067
Interest	17,248	—	(9,791)	7,457
Other income	(26)	(1,898)	—	(1,924)
Intercompany other income	(874)	(8,917)	9,791	—
	18,678	3,922	—	22,600
Income (loss) from continuing operations before the following items	(18,678)	7,832	—	(10,846)
Income taxes (benefit)	(143)	(514)	—	(657)
	(18,535)	8,346	—	(10,189)
Equity in earnings of subsidiaries	7,413	—	(7,413)	—
Net income (loss)	$(11,122)	$8,346	$(7,413)	$(10,189)
Net income (loss) from discontinued operations, net of tax	$—	$(933)	$—	$(933)
Net income (loss)	$(11,122)	$7,413	$(7,413)	$(11,122)
Comprehensive loss	$(11,025)	$7,509	$(7,509)	$(11,025)

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating statement of comprehensive income for the three months ended November 30, 2011
Net sales	$—	$146,172	$—	$146,172
Cost of products sold	—	144,689	—	144,689
	—	1,483	—	1,483
Selling, general and administrative	228	12,553	—	12,781
Restructuring charges	—	3,153	—	3,153
Interest	17,008	—	(8,170)	8,838
Other income	(14)	(1,508)	—	(1,522)
Intercompany other income	(873)	(7,297)	8,170	—
	16,349	6,901	—	23,250
Income (loss) from continuing operations before the following items	(16,349)	(5,418)	—	(21,767)
Income taxes (benefit)	(1,404)	260	—	(1,144)
	(14,945)	(5,678)	—	(20,623)
Equity in earnings of subsidiaries	(5,158)	—	5,158	—
Net income (loss)	$(20,103)	$(5,678)	$5,158	$(20,623)
Net income (loss) from discontinued operations, net of tax	$—	$(414)	$—	$(414)
Net income (loss)	$(20,103)	$(6,092)	$5,158	$(21,037)
Comprehensive loss	$(20,797)	$(5,852)	$5,852	$(20,797)

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating statement of comprehensive income for the six months ended November 30, 2012
Net sales	$—	$342,216	$—	$342,216
Cost of products sold	—	315,262	—	315,262
Gross profit (loss)	—	26,954	—	26,954
Selling, general and administrative	4,684	29,939	—	34,623
Interest	34,236	—	(19,001)	15,235
Other income	(49)	(4,476)	—	(4,525)
Intercompany other income	(1,755)	(17,246)	19,001	—
	37,116	8,217	—	45,333
Income (loss) from continuing operations before the following items	(37,116)	18,737	—	(18,379)
Income taxes (benefit)	(76)	(720)	—	(796)
	(37,040)	19,457	—	(17,583)
Equity in earnings of subsidiaries	23,261	—	(23,261)	—
Net income (loss) from continuing operations	$(13,779)	$19,457	$(23,261)	$(17,583)
Net income (loss) from discontinued operations, net of tax	$—	$3,805	$—	$3,805
Net Income (loss)	$(13,779)	$23,262	$(23,261)	$(13,778)
Comprehensive loss	$(13,313)	$24,090	$(24,090)	$(13,313)

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating statement of comprehensive income for the six months ended November 30, 2011
Net sales	$—	$313,802	$—	$313,802
Cost of products sold	—	301,690	—	301,690
Gross profit (loss)	—	12,112	—	12,112
Selling, general and administrative	1,253	28,258	—	29,511
Restructuring charges		3,153		3,153
Interest	34,265	—	(15,967)	18,298
Other income	(27)	(7,366)	—	(7,393)
Intercompany other income	(1,755)	(14,212)	15,967	—
	33,736	9,833	—	43,569
Income (loss) from continuing operations before the following items	(33,736)	2,279	—	(31,457)
Income taxes (benefit)	(3,534)	2,081	—	(1,453)
	(30,202)	198	—	(30,004)
Equity in earnings of subsidiaries	1,745	—	(1,745)	—
Net income (loss) from continuing operations	$(28,457)	$198	$(1,745)	$(30,004)
Net income (loss) from discontinued operations, net of tax	$—	$1,547	$—	$1,547
Net Income (loss)	$(28,457)	$1,745	$(1,745)	$(28,457)
Comprehensive loss	$(27,978)	$2,225	$(2,225)	$(27,978)

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating statement of cash flows for the six months ended November 30, 2012
Net cash provided (used) by operating activities	$(37,559)	$62,537	$—	$24,978
Investing activities				—
Capital expenditures – expansions	—	(36,118)	—	(36,118)
Capital expenditures – other	—	(10,845)	—	(10,845)
Proceeds from asset disposals	—	3,958	—	3,958
Investments in life insurance contracts	2,366	—	—	2,366
Other – net	—	(88)	—	(88)
Net cash provided (used) by investing activities	2,366	(43,093)	—	(40,727)
Financing activities				—
Long-term borrowings	—	—	—	—
Debt payments	(8)	(1,577)	—	(1,585)
Debt issuance costs	—	—	—	—
Stock option exercises	1,089	—	—	1,089
Common dividends paid	—	—	—	—
Net intercompany financing activities	17,755	(17,755)	—	—
Net cash provided (used) by financing activities	18,836	(19,332)	—	(496)
Increase (decrease) in cash and cash equivalents	(16,357)	112	—	(16,245)
Cash and cash equivalents at beginning of period	84,713	3,314	—	88,027
Cash and cash equivalents at end of period	$68,356	$3,426	$—	$71,782

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating statement of cash flows for the six months ended November 30, 2011
Net cash provided (used) by operating activities	$(34,917)	$47,404	$—	$12,487
Investing activities				—
Capital expenditures – expansions	—	(35,966)	—	(35,966)
Capital expenditures – other	—	(26,300)	—	(26,300)
Proceeds from asset disposals	—	1,649	—	1,649
Investments in life insurance contracts	2,989	—	—	2,989
Other – net	—	(128)	—	(128)
Net cash provided (used) by investing activities	2,989	(60,745)	—	(57,756)
Financing activities				—
Long-term borrowings	—	—	—	—
Debt payments	—	(36)	—	(36)
Debt issuance costs	(1,732)	—	—	(1,732)
Stock option exercises	158	—	—	158
Common dividends paid	(2,091)	—	—	(2,091)
Net intercompany financing activities	(12,561)	12,561	—	—
Net cash provided (used) by financing activities	(16,226)	12,525	—	(3,701)
Increase (decrease) in cash and cash equivalents	(48,154)	(816)	—	(48,970)
Cash and cash equivalents at beginning of period	113,898	2,534	—	116,432
Cash and cash equivalents at end of period	$65,744	$1,718	$—	$67,462

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Texas Industries, Inc.
We have reviewed the accompanying consolidated balance sheet of Texas Industries, Inc. and subsidiaries (the Company) as of November 30, 2012, and the related consolidated statements of operations and comprehensive loss for the three- and six-month periods ended November 30, 2012 and 2011 and the consolidated statements of cash flows for the six-month periods ended November 30, 2012 and 2011. These financial statements are the responsibility of the Company’s management.
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
January 9, 2013

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
During the six-month period ended November 30, 2012, while construction activity remained at levels well below pre-recession highs in both our California and Texas market areas, it is showing a positive trend. We have continued to focus on cost reduction, management of our cash position and management of production levels, which we believe has had a significant positive impact on our operating results.
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

In November 2011 we entered into a joint venture agreement with Ratliff Ready-Mix, L.P., a ready-mix operator based in Waco, Texas. We contributed seven of our central Texas ready-mix plants and certain related assets to the joint venture and guaranteed 50%, or $13.0 million of the debt of the joint venture’s debt which matures November 18, 2013. In addition to our 50% guarantee of the joint venture’s debt, 100% of the debt is guaranteed by the other partner and secured by the underlying assets of the joint venture. The joint venture was in compliance with all the terms of the debt as of November 30, 2012. The day to day business operations are managed by the 60% partner in the venture. The joint venture owns a total of twenty three ready-mix plants and serves the central Texas market. We supply cement to the joint venture. The joint venture operations are reported in our consumer products segment using the equity method of accounting.
Consolidated net sales for the three-month period ended November 30, 2012 were $167.7 million, an increase of $21.5 million from the prior year period. Consolidated cost of products sold for the three-month period ended November 30, 2012 was $155.9 million, an increase of $11.2 million from the prior year period. Increased sales were primarily due to higher shipments for all major products and higher average price in aggregates and consumer products. Increase in cost of products sold is primarily due to cost associated with higher shipments and cement repair and maintenance costs. Consolidated gross profit for the three-month periods ended November 30, 2012 and November 30, 2011 was $11.8 million and $1.5 million, respectively.
Consolidated net sales for the six-month period ended November 30, 2012 were $342.2 million, an increase of $28.4 million from the prior year period. Consolidated cost of products sold for the six-month period ended November 30, 2012 was $315.3 million, an increase of $13.6 million from the prior year period. Increased sales were primarily due to higher cement and aggregates shipments and higher average price in aggregates and consumer products. Increase in cost of products sold is primarily due to cost associated with higher shipments and cement repair and maintenance costs. Consolidated gross profit for the six-month periods ended November 30, 2012 and November 30, 2011 was $27.0 million and $12.1 million, respectively.
Consolidated restructuring charges of $3.2 million were recorded in the three-month and six-month periods ended November 30, 2011, of which $1.6 million was paid. These charges consist primarily of severance and benefit costs associated with the various workforce reduction initiatives.

Consolidated selling, general and administrative expense for the three-month period ended November 30, 2012 was $17.1 million, an increase of $4.3 million from the prior year period. Our stock-based compensation includes awards expected to be settled in cash, the expense for which is based on their fair value at the end of each period until the awards are paid. The impact of changes in our stock price on the fair value of these awards increased expense $4.3 million from the prior year period.
Consolidated selling, general and administrative expense for the six-month period ended November 30, 2012 was $34.6 million, an increase of $5.1 million from the prior year period. Our stock-based compensation includes awards expected to be settled in cash, the expense for which is based on their fair value at the end of each period until the awards are paid. The impact of changes in our stock price on the fair value of these awards increased expense $7.1 million from the prior period. This increase was offset by $2.0 million decrease in controllable expenses.
Consolidated other income for the three-month period ended November 30, 2012 was $1.9 million, an increase of $0.4 million from the prior year period. Other income includes earnings from a joint venture of $0.5 million in the three-month period ended November 30, 2012.
Consolidated other income for the six-month period ended November 30, 2012 was $4.5 million, a decrease of $2.9 million from the prior year period. The July 2011 asset exchange resulted in the recognition of a gain of $2.1 million in the six-month period ended November 30, 2011.
Net Income from discontinued operations for the three-month period ended November 30, 2012 was $0.8 million, an increase of $0.7 million from the prior year on higher shipments from expanded shale and clay lightweight aggregates.
Net Income from discontinued operations for the six-month period ended November 30, 2012 was $5.9 million, an increase of $3.6 million from the prior year period on higher shipments from expanded shale and clay lightweight aggregates.
Total segment operating profit for the three month period ended November 30, 2012 was $6.9 million. Total segment operating loss for the three-month period ended November 30, 2011 was $6.9 million. Total segment operating profit was $17.5 million for the six-month period ended November 30, 2012. Total segment operating loss was $1.0 million for the six-month period ended November 30, 2011.
The following is a summary of operating results for our business segments and certain other information related to our principal products and non-operating expenses.

Cement Operations

	Three months ended November 30,		Six months ended November 30,
In thousands except per unit	2012	2011	2012	2011
Operating Results
Cement sales	$82,584	$68,994	$169,897	$144,972
Other sales and delivery fees	8,858	8,240	18,750	17,899
Total segment sales	91,442	77,234	188,647	162,871
Cost of products sold	82,706	78,050	168,825	156,282
Gross profit	8,736	(816)	19,822	6,589
Selling, general and administrative	(3,729)	(4,165)	(7,273)	(8,243)
Restructuring charges	—	(1,074)	—	(1,074)
Other income	1,050	700	1,930	3,890
Operating Profits	$6,057	$(5,355)	$14,479	$1,162
Cement
Shipments (tons)	1,034	884	2,153	1,853
Prices ($/ton)	$79.82	$78.07	$78.91	$78.25
Cost of sales ($/ton)	$72.56	$78.34	$70.47	$74.90
Three months ended November 30, 2012
Cement operating profit (loss) for the three-month periods ended November 30, 2012 and November 30, 2011 was $6.1 million and $(5.4) million, respectively.
Total segment sales for the three-month period ended November 30, 2012 were $91.4 million compared to $77.2 million for the prior year period. Cement sales increased $14.2 million from the prior year period. Our Texas market area accounted for approximately 69% of cement sales in the current period compared to 67% of cement sales in the prior year period. Average cement prices increased 3% in our Texas market from the prior year period. Average cement prices decreased less than 1% due to a change in product mix in our California market from the prior year period. Shipments increased 19% in our Texas market area and 13% in our California market area.
Cost of products sold for the three-month period ended November 30, 2012 increased $4.7 million from the prior year period primarily due to higher shipments. Cement unit cost of sales decreased 7% from prior year period primarily due to higher shipments and lower energy costs offset slightly by higher maintenance costs.
Selling, general and administrative expense for the three-month period ended November 30, 2012 decreased $0.5 million from the prior year period primarily due to our work force reduction initiatives.
Restructuring charges of $1.1 million were recorded in the three-month period ended November 30, 2011. These charges consist primarily of severance and benefit costs associated with various workforce reduction initiatives.
Other income for the three-month period ended November 30, 2012 increased $0.3 million from the prior year period primarily due to higher royalties.
Six months ended November 30, 2012
Cement operating profit for the six-month periods ended November 30, 2012 and November 30, 2011 was $14.5 million and $1.2 million, respectively.
Total segment sales for the six-month period ended November 30, 2012 were $188.6 million compared to $162.9 million for the prior year period. Cement sales increased $25.7 million from the prior year period. Our Texas market area accounted for approximately 68% of cement sales in the current period compared to 67% of cement sales in the prior year period. Average cement prices increased 3% in our Texas market from the prior year period. Average cement prices decreased 4% due to a change in product mix in our California market from the prior year period. Shipments increased 15% in our Texas market area and 19% in our California market area.

Cost of products sold for the six-month period ended November 30, 2012 increased $12.5 million from the prior year period primarily due to higher shipments. Cement unit cost of sales decreased 6% from prior year period primarily due to higher shipments.
Selling, general and administrative expense for the six-month period ended November 30, 2012 decreased $1.0 million from the prior year period primarily due to our work force reduction initiatives.
Restructuring charges of $1.1 million were recorded in the six-month period ended November 30, 2011. These charges consist primarily of severance and benefit costs associated with various workforce reduction initiatives.
Other income for the six-month period ended November 30, 2012 decreased $2.0 million from the prior year period. The sales of emission credits associated with our Crestmore cement plant in Riverside, California resulted in gain of $2.5 million in the six-month period ended November 30, 2011.
Aggregates Operations

	Three months ended November 30,		Six months ended November 30,
In thousands except per unit	2012	2011	2012	2011
Operating Results
Stone, sand and gravel sales	$27,739	$20,993	$55,890	$43,193
Delivery fees	12,473	7,854	25,302	15,971
Total segment sales	40,212	28,847	81,192	59,164
Cost of products sold	35,951	25,459	72,188	52,378
Gross profit	4,261	3,388	9,004	6,786
Selling, general and administrative	(856)	(1,226)	(1,864)	(3,102)
Restructuring charges	—	(373)	—	(373)
Other income	115	202	378	473
Operating Profit	$3,520	$1,991	$7,518	$3,784
Stone, sand and gravel
Shipments (tons)	3,808	2,818	7,722	5,961
Prices ($/ton)	$7.28	$7.45	$7.24	$7.25
Cost of sales ($/ton)	$5.99	$6.35	$5.99	$6.28

Previously, the aggregates segment included our expanded shale and clay lightweight aggregates which has been classified as discontinued operations in the current period and all prior periods. Therefore, amounts for these operations are not included in the information presented.

On December 4, 2012, our subsidiaries entered into agreements to exchange their expanded shale and clay lightweight aggregates manufacturing business for the ready-mix concrete business of subsidiaries of Trinity Industries, Inc. in east Texas and southwest Arkansas. Pursuant to the agreements, we will transfer our expanded shale and clay manufacturing facilities in Streetman, Texas; Boulder, Colorado and Frazier Park, California; and our DiamondPro® product line in exchange for 42 ready-mix concrete plants stretching from Texarkana to Beaumont in east Texas and in southwestern Arkansas, as well as 2 aggregate distribution facilities in Beaumont and Port Arthur, Texas, and related assets. We anticipate recognizing a gain on the transaction, the amount of which will be determined after the transaction closes. Closing is subject to negotiations of ancillary agreements, satisfactory completion of due diligence, receipt of required consents, approvals and permit amendments and other customary conditions.
Three months ended November 30, 2012
Aggregates operating profit for the three-month periods ended November 30, 2012 and November 30, 2011 was $3.5 million and $2.0 million, respectively.
Total segment sales for the three-month period ended November 30, 2012 were $40.2 million compared to $28.8 million for the prior year period. Stone, sand and gravel sales increased $6.7 million from the prior year period on 35% higher shipments.

Cost of products sold for the three-month period ended November 30, 2012 increased $10.5 million from the prior year period primarily due to increased stone, sand and gravel shipments. Stone, sand and gravel unit costs decreased 6% from the prior year period primarily due to the effect of higher shipments on unit costs.
Selling, general and administrative expense for the three-month period ended November 30, 2012 decreased $0.4 million from the prior year period primarily due to our work force reduction initiatives.
Restructuring charges of $0.4 million were recorded in the three-month period ended November 30, 2011. These charges consist primarily of severance and benefit costs associated with various workforce reduction initiatives.
Six months ended November 30, 2012
Aggregates operating profit for the six-month periods ended November 30, 2012 and November 30, 2011 was $7.5 million and $3.8 million, respectively.
Total segment sales for the six-month period ended November 30, 2012 were $81.2 million compared to $59.2 million for the prior year period. Stone, sand and gravel sales increased $12.7 million from the prior year period on 30% higher shipments.
Cost of products sold for the six-month period ended November 30, 2012 increased $19.8 million from the prior year period primarily due to increased stone, sand and gravel shipments. Stone, sand and gravel unit costs decreased 5% from the prior year period primarily due to the effect of higher shipments on unit costs.
Selling, general and administrative expense for the six-month period ended November 30, 2012 decreased $1.2 million from the prior year period primarily due to our work force reduction initiatives.
Restructuring charges of $0.4 million were recorded in the six-month period ended November 30, 2011. These charges consist primarily of severance and benefit costs associated with various workforce reduction initiatives.
Consumer Products Operations

	Three months ended November 30,		Six months ended November 30,
In thousands except per unit	2012	2011	2012	2011
Operating Results
Ready-mix concrete sales	$52,776	$44,579	$104,694	$100,807
Package products sales and delivery fees	101	13,542	228	28,338
Total segment sales	52,877	58,121	104,922	129,145
Cost of products sold	54,123	59,212	106,796	130,409
Gross loss	(1,246)	(1,091)	(1,874)	(1,264)
Selling, general and administrative	(2,074)	(2,436)	(4,764)	(6,810)
Restructuring charges	—	(536)	—	(536)
Other income	713	457	2,123	2,664
Operating Loss	$(2,607)	$(3,606)	$(4,515)	$(5,946)
Ready-mix concrete
Shipments (cubic yards)	643	587	1,292	1,328
Prices ($/cubic yard)	$81.99	$75.85	$81.03	$75.89
Cost of sales ($/cubic yard)	$84.16	$80.66	$82.56	$79.69
Three months ended November 30, 2012
Consumer products operating loss for the three-month periods ended November 30, 2012 and November 30, 2011 was $2.6 million and $3.6 million, respectively.
Total segment sales for the three-month period ended November 30, 2012 were $52.9 million compared to $58.1 million for the prior year period. Segment sales decreased $5.2 million from the prior year period due to the effect of exiting the Houston, Texas ready-mix market and the sale of our Texas-based package products operations. Ready-mix concrete sales from ongoing operations increased $8.2 million from the prior year period on 9% higher shipments and 8% higher average prices.
Cost of products sold for the three-month period ended November 30, 2012 decreased $5.1 million from the prior year period primarily due to the sale of our Texas-based package products operation and having exited the Houston ready-mix market. Ready-mix concrete unit costs increased 4% from the prior year period on higher maintenance, diesel and material costs.
Selling, general and administrative expense for the three-month period ended November 30, 2012 decreased $0.3 million from the prior year period primarily due to the effect of the sale of our Texas-based package products operations and our work force reduction initiatives.
Restructuring charges of $0.5 million were recorded in the three-month period ended November 30, 2011. These charges consist primarily of severance and benefit costs associated with various workforce reduction initiatives.
Other income for the three-month period ended November 30, 2012 increased $0.3 million from the prior year period primarily due to earnings from joint venture of $0.7 million.
Six months ended November 30, 2012
Consumer products operating loss for the six-month periods ended November 30, 2012 and November 30, 2011 was $4.5 million and $5.9 million, respectively.
Total segment sales for the six-month period ended November 30, 2012 were $104.9 million compared to $129.1 million for the prior year period. Segment sales decreased $24.2 million from the prior year period due to the effect of exiting the Houston, Texas ready-mix market and the sale of our Texas-based package products operations. Ready-mix concrete sales increased $3.9 million from the prior year period on 7% higher average prices against 3% lower shipments.
Cost of products sold for the six-month period ended November 30, 2012 decreased $23.6 million from the prior year period primarily due to the sale of our Texas-based package products operation and having exited the Houston ready-mix market. Ready-mix concrete unit costs increased 4% from the prior year period on higher material and diesel costs.
Selling, general and administrative expense for the six-month period ended November 30, 2012 decreased $2.0 million from the prior year period primarily due to the effect of the sale of our Texas-based package products operations and our work force reduction initiatives.
Restructuring charges of $0.5 million were recorded in the six-month period ended November 30, 2011. These charges consist primarily of severance and benefit costs associated with various workforce reduction initiatives.
Other income for the six-month period ended November 30, 2012 decreased $0.5 million from the prior year period. Earnings from the joint venture of $1.1 million were recognized in the six-month period ended November 30, 2012. Gain of $2.1 million from the disposition of the Houston ready-mix operations was recognized in the six-month period ended November 30, 2011. Excluding these items, other income increased $0.4 million dollars from the prior year period due to miscellaneous sales.
Corporate

	Three months ended November 30,		Six months ended November 30,
In thousands	2012	2011	2012	2011
Other income	$46	$163	$92	$366
Selling, general and administrative	(10,405)	(4,953)	(20,718)	(11,355)
Restructuring charges	—	(1,169)	—	(1,169)
	$(10,359)	$(5,959)	$(20,626)	$(12,158)
Three months ended November 30, 2012
Other income for the three-month period ended November 30, 2012 decreased $0.1 million from the prior year period primarily due to lower oil and gas royalty payments.
Selling, general and administrative expense for the three-month period ended November 30, 2012 increased $5.5 million from the prior year period. Stock-based compensation includes awards expected to be settled in cash, the expense for which is based on their fair value at the end of each period until the awards are paid. The impact of changes in our stock price on the fair value of these awards increased expense $4.3 million for the three-month period ended November 30, 2012 and the realignment of administration functions resulted in approximately $1.0 million higher expense, which was more than offset by the savings from the work force reduction in the operating segments.

Restructuring charges of $1.2 million were recorded for the three-month period ended November 30, 2011. These charges consist primarily of severance and benefit costs associated with various workforce reduction initiatives.
Six months ended November 30, 2012
Other income for the six-month period ended November 30, 2012 decreased $0.3 million from the prior year period primarily due to lower oil and gas royalty payments.
Selling, general and administrative expense for the six-month period ended November 30, 2012 increased $9.4 million from the prior year period. Stock-based compensation includes awards expected to be settled in cash, the expense for which is based on their fair value at the end of each period until the awards are paid. The impact of changes in our stock price on the fair value of these awards increased expense $7.1 million for the six-month period ended November 30, 2012 and the realignment of administration functions resulted in approximately 2.0 million higher expense.
Restructuring charges of $1.2 million were recorded for the six-month period ended November 30, 2011. These charges consist primarily of severance and benefit costs associated with various workforce reduction initiatives.
Interest
Interest expense incurred for the three-month period ended November 30, 2012 was $17.4 million, of which $9.9 million was capitalized in connection with our Hunter, Texas cement plant expansion project and $7.5 million was expensed. Interest expense incurred for the three-month period ended November 30, 2011 was $17.1 million, of which $8.3 million was capitalized in connection with our Hunter, Texas cement plant expansion project and $8.8 million was expensed.
Interest expense incurred for the six-month period ended November 30, 2012 was $34.4 million, of which $19.2 million was capitalized in connection with our Hunter, Texas cement plant expansion project and $15.2 million was expensed. Interest expense incurred for the six-month period ended November 30, 2011 was $34.4 million, of which $16.1 million was capitalized in connection with our Hunter, Texas cement plant expansion project and $18.3 million was expensed.
Interest expense to be capitalized in connection with our Hunter, Texas cement plant expansion project during the remainder of our current fiscal year is expected to be between $11 million and $17 million.
Income Taxes
Income taxes for the interim periods ended November 30, 2012 and November 30, 2011 have been included in the accompanying financial statements on the basis of an estimated annual rate. The tax rate differs from the 35% federal statutory corporate rate primarily due to percentage depletion that is tax deductible, state income taxes and valuation allowances against deferred tax assets. The estimated annualized rate for continuing operations is 4.3% for fiscal year 2013 compared to 4.6% for fiscal year 2012. We made no income tax payments in the six-month periods ended November 30, 2012 and November 30, 2011. We received income tax refunds of less than $0.1 million in the six-month period ended November 30, 2011.
Net deferred tax assets totaled $12.5 million at November 30, 2012 and $13.7 million at May 31, 2012, of which $10.0 million at November 30, 2012 and $10.7 million at May 31, 2012 were classified as current. Management reviews our deferred tax position and in particular our deferred tax assets whenever circumstances indicate that the assets may not be realized in the future and records a valuation allowance unless such deferred tax assets are deemed more likely than not to be recoverable. The ultimate realization of these deferred tax assets depends upon various factors including the generation of taxable income during future periods. The Company’s deferred tax assets exceeded deferred tax liabilities as of November 30, 2012 and May 31, 2012 primarily as a result of recent losses. Management has concluded that the sources of taxable income we are permitted to consider do not assure the realization of the entire amount of our net deferred tax assets. Accordingly, a valuation allowance is required due to the uncertainty of realizing the deferred tax assets. We recorded a valuation allowance of $5.2 million in fiscal year 2012 through a charge to other comprehensive loss given the increase in actuarial losses in our retirement plans in 2012. We will continue to record additional valuation allowance against additions to our net deferred tax assets for fiscal year 2013 until Management believes it is more likely than not the deferred tax assets will be realized.
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
LIQUIDITY AND CAPITAL RESOURCES
Working Capital. Working capital includes held for sale assets pertaining to the December 4, 2012 agreement in which agreed to exchange our expanded shale and clay lightweight aggregates assets for ready-mix operating assets, which include property, plant and equipment. Working capital totaled $187.4 million at November 30, 2012 compared to $218.3 million at May 31, 2012, a decrease of $30.9 million. Inventories decreased $13.9 million primarily due to a repair and maintenance outage at our Midlothian, Texas cement plant and higher demand at our aggregates plants. Receivables increased $9.0 million on higher shipments. Payables increased $6.4 million due primarily to an increase in the property tax accrual balance paid in the third and fourth quarters. Cash decreased $16.2 million.
In addition to cash and cash equivalents of $71.8 million at November 30, 2012, our sources of liquidity include cash from operations and borrowings available under our senior secured revolving credit facility.
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
The borrowing base under the agreement was $147.8 million as of November 30, 2012. We are not required to maintain any financial ratios or covenants unless an event of default occurs or the unused portion of the borrowing base is less than $25 million, in which case we must maintain a fixed charge coverage ratio of at least 1.0 to 1.0. At November 30, 2012, our fixed charge coverage ratio was .01 to 1.0. Given this ratio, we may use only $122.8 million of the borrowing base as of such date. No borrowings were outstanding at November 30, 2012; however, $31.1 million of the borrowing base was used to support letters of credit. As a result, the maximum amount we could borrow as of November 30, 2012 was $91.6 million.
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
The credit agreement contains a number of covenants restricting, among other things, prepayment or redemption of our senior notes, distributions and dividends on and repurchases of our capital stock, acquisitions and investments, indebtedness, liens and affiliate transactions. We are permitted to pay cash dividends on our common stock as long as the credit facility is not in default, the fixed charge coverage ratio is greater than 1.0 to 1.0 and borrowing availability under the borrowing base is more than $40 million. When our fixed charge coverage ratio is less than 1.0 to 1.0, we are permitted to pay cash dividends on our common stock not to exceed $2.5 million in any single instance (which shall not occur more than four times in any calendar year) or $10 million in the aggregate during any calendar year as long as the credit facility is not in default and borrowing availability is more than the greater of $60 million or 30% of the aggregate commitments of all lenders. For this purpose, borrowing availability is equal to the borrowing base less the amount of outstanding borrowings less the amount used to support letters of credit. We were in compliance with all of our loan covenants as of November 30, 2012.

9.25% Senior Notes. On August 10, 2010, we sold $650 million aggregate principal amount of our 9.25% senior notes due 2020 at an offering price of 100%. The notes were issued under an indenture dated as of August 10, 2010. The net proceeds were used to purchase or redeem all of our outstanding 7.25% senior notes due 2013, with additional proceeds available for general corporate purposes.

At November 30, 2012, we had $650 million aggregate principal amount of 9.25% senior notes outstanding. Under the indenture, at any time on or prior to August 15, 2015, we may redeem the notes at a redemption price equal to the sum of the principal amount thereof, plus accrued interest and a make-whole premium. On and after August 15, 2015, we may redeem all or a part of the notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest if redeemed during the twelve-month period beginning on August 15 of the years indicated below:

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
All of our consolidated subsidiaries have unconditionally guaranteed the 9.25% senior notes. The indenture governing the notes contains affirmative and negative covenants that, among other things, limit our and our subsidiaries’ ability to pay dividends on or redeem or repurchase stock, make certain investments, incur additional debt or sell preferred stock, create liens, restrict dividend payments or other payments from subsidiaries to the Company, engage in consolidations and mergers or sell or transfer assets, engage in sale and leaseback transactions, engage in transactions with affiliates, and sell stock in our subsidiaries. We are not required to maintain any affirmative financial ratios or covenants. We were in compliance with all of our covenants as of November 30, 2012.
Contractual Obligations. As of November 30, 2012, there have been no material changes to our material contractual obligations described in our Annual Report on Form 10-K for the year ended May 31, 2012.
During October 2007, we commenced construction on a project to expand our Hunter, Texas cement plant. In May 2009 we temporarily halted construction on the project because we believed that economic and market conditions made it unlikely that cement demand levels in Texas at that time would permit the new kiln to operate profitably if the project was completed as originally scheduled. We resumed construction in October 2010 and began commissioning in November 2012 and should be complete in the spring of 2013. The total capital cost of the project is expected to be between $370 million and $375 million, excluding capitalized interest. As of November 30, 2012, we have incurred $367.9 million, excluding capitalized interest of $87.9 million related to the project, of which $362.1 million has been paid.
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
Cash Flows
Net cash provided by operating activities for the six-month period ended November 30, 2012 and November 30, 2011 was $25.0 million and $12.5 million, respectively. The increase was primarily the result of higher income from operations and changes in working capital items.
Net cash used by investing activities for the six-month periods ended November 30, 2012 and November 30, 2011 was $40.7 million and $57.8 million, respectively.
Capital expenditures incurred in connection with the expansion of our Hunter, Texas cement plant were $46.0 million and $36.0 million in the six-month periods ended November 30, 2012 and November 30, 2011, respectively, of which $28.3 million and $15.5 million was capitalized interest paid in the six-month periods ended November 30, 2012 and November 30, 2011, respectively. Capital expenditures for normal replacement and upgrades of existing equipment and acquisitions to sustain existing operations were $10.8 million and $26.3 million in the six-month periods ended November 30, 2012 and November 30, 2011, respectively, of which $18.0 million was incurred to acquire aggregate reserves in the three-month period ended August 31, 2011.
Net cash used by financing activities for the six-month periods ended November 30, 2012 and November 30, 2011 was $0.5 million and $3.7 million, respectively. Debt issuance costs incurred in connection with the extension and modification of our credit facility were $1.6 million in the three-month period ending August 31, 2011. Dividends paid on our common stock were $2.1 million for the three-month period ended August 31, 2011. On October 12, 2011 the Company suspended payment of its quarterly cash dividend.
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
The estimated fair value of each class of financial instrument as of November 30, 2012 and May 31, 2012 approximates its carrying value except for long-term debt having fixed interest rates. The fair value of our long-term debt is estimated based on broker/dealer quoted market prices. As of November 30, 2012, the fair value of our long-term debt, including the current portion, was approximately $705.8 million compared to the carrying amount of $658.7 million. As of May 31, 2012, the fair value of our long-term debt, including the current portion, was approximately $646.8 million compared to the carrying amount of $658.2 million.
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

Item 4.    Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of November 30, 2012.
There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings
The information required by this item is included in Note 10 of Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report and incorporated herein by reference.

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
Sales of Unregistered Securities. On October 10, 2012, a retiring director became entitled to 345 shares of our common stock in payment of deferred director's fees. Such shares were issued in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities. We are restricted by our loan covenants from purchasing our Common Stock on the open market. However, in connection with so-called “stock swap exercises” of employee stock options, shares are surrendered or deemed surrendered to the Company to pay the exercise price. The following table presents information with respect to such transactions which occurred during the six-month period ended November 30, 2012.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 1, 2012 – June 30, 2012	—	$—	—	—
July 1, 2012 – July 31, 2012	—	—	—	—
August 1, 2012 – August 31, 2012	4,770	43.33	—	—
September 1, 2012 – September 30, 2012	—	—	—	—
October 1, 2012 – October 31, 2012	—	—	—	—
November 1, 2012 – November 30, 2012	—	—	—	—
Total	4.770	$43.33	—	—

Item 4.     Mine Safety Disclosures
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in exhibit 95.1 to this report.

Item 5.     Other Information

On January 4, 2013, we entered into the Amendment No. 3 and Restatement of SAR Agreement for Employee Directors and Assumption Under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (the “Amendment”) with Mel G. Brekhus, our President and Chief Executive Officer. The Amendment amended and restated the existing SAR Agreement for Employee Directors Under Texas Industries, Inc. 2003 Stock Appreciation Rights Plan (as previously amended, the “Original SAR Agreement”). The Amendment amends the Original SAR Agreement by (i) providing that payment of the net appreciation arising out of the exercise of outstanding share appreciation rights, or SARs, shall be made in shares of the Company's common stock rather than cash, such stock to be issued under the 2004 Omnibus Equity Compensation Plan, (ii) amending the expiration of the term during which SARs can be exercised from May 31, 2014 to the 30th day after the termination of Mr. Brekhus' employment, and (iii) deleting the change of control provisions of the Original SAR Agreement.

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

10.5	Employment Agreement of Mel G. Brekhus dated as of April 14, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 16, 2010)
10.6	Texas Industries, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed on May 19, 1994)
10.7	Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, as amended (incorporated by reference to Appendix A to Proxy Statement filed on August 24, 2012
10.8	Form of Stock Option Agreement under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 25, 2006)
10.9	Form of Non-Employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 16, 2009)
10.10	TXI Annual Incentive Plans-Fiscal Year 2013 (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 17, 2012)
10.11	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2013 (incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K filed on July 21, 2010)
10.12	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2014 (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K filed on July 15, 2011)
10.13	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2015 (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed on July 17, 2012)

10.14	Master Performance-Based Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement filed on August 25, 2006)
10.15	Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on August 12, 2005)
10.16	Texas Industries, Inc. Management Deferred Compensation Plan (incorporated by reference to Appendix B to Proxy Statement file on August 24, 2012)
10.17
Amendment No. 3 and Restatement of SAR Agreement for Employee Directors and Assumption Under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, by and between Texas Industries, Inc. and Mel G. Brekhus dated January 4, 2013

10.18	Deferred Compensation Plan for Directors of Texas Industries, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 24, 2006)
10.19	Form of 2005 Executive Financial Security Plan (Annuity Formula), as amended (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed on January 7, 2010)
10.20	Form of 2005 Executive Financial Security Plan (Lump Sum Formula), as amended (incorporated by reference to Exhibit 10.27 to Quarterly Report Form 10-Q filed on January 7, 2010)
10.21	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on April 25, 2006)
10.22	Form of Restricted Stock Unit Agreement Under the Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan
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

10.25	Form of Texas Industries, Inc. Management Deferred Compensation Plan Election Agreement
12.1	Computation of Ratios of Earnings to Fixed Charges
15.1	Letter re unaudited Interim Financial Information
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
95.1	Mine Safety Disclosure Exhibit
101
The following financial information from Texas Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of November 30, 2012 and May 31, 2012, (ii) Consolidated Statements of Operations for the three months and six months ended November 30, 2012 and November 30, 2011, (iii) Consolidated Statements of Comprehensive Loss for the three months and six months ended November 30, 2012 and November 30, 2011, (iv) Consolidated Statements of Cash Flows for the six months ended November 30, 2012 and November 30, 2011, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS INDUSTRIES, INC.

January 9, 2013	/s/ Kenneth R. Allen
Kenneth R. Allen
Vice President – Finance and Chief Financial Officer
(Principal Financial Officer)

January 9, 2013	/s/ T. Lesley Vines
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

10.5	Employment Agreement of Mel G. Brekhus dated as of April 14, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 16, 2010)

10.6	Texas Industries, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed on May 19, 1994)

10.7	Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, as amended (incorporated by reference to Appendix A to Proxy Statement filed on August 24, 2012

10.8	Form of Stock Option Agreement under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 25, 2006)

10.9	Form of Non-Employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 16, 2009)

10.10	TXI Annual Incentive Plans-Fiscal Year 2013 (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 17, 2012)

Exhibit Number
10.11	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2013 (incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K filed on July 21, 2010)

10.12	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2014 (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K filed on July 15, 2011)

10.13	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2015 (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed on July 17, 2012)

10.14	Master Performance-Based Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement filed on August 25, 2006)

10.15	Texas Industries, Inc. 2003 Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on August 12, 2005)

10.16	Texas Industries, Inc. Management Deferred Compensation Plan (incorporated by reference to Appendix B to Proxy Statement filed on August 24, 2012)

10.17
Amendment No. 3 and Restatement of SAR Agreement for Employee Directors and Assumption Under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, by and between Texas Industries, Inc. and Mel G. Brekhus dated January 4, 2013.

10.18	Deferred Compensation Plan for Directors of Texas Industries, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 24, 2006)

10.19	Form of 2005 Executive Financial Security Plan (Annuity Formula), as amended (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.20	Form of 2005 Executive Financial Security Plan (Lump Sum Formula), as amended (incorporated by reference to Exhibit 10.27 to Quarterly Report Form 10-Q filed on January 7, 2010)

10.21	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on April 25, 2006)

10.22	Form of Restricted Stock Unit Agreement under the Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan

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

10.25	Form of Texas Industries, Inc. Management Deferred Compensation Plan Election Agreement

12.1	Computation of Ratios of Earnings to Fixed Charges

15.1	Letter re unaudited Interim Financial Information

Exhibit Number
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

95.1	Mine Safety Disclosure Exhibit

101
The following financial information from Texas Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of November 30, 2012 and May 31, 2012, (ii) Consolidated Statements of Operations for the three months ended November 30, 2012 and November 30, 2011, (iii) Consolidated Statements of Comprehensive Loss for the three months ended November 30, 2012 and November 30, 2011, (iv) Consolidated Statements of Cash Flows for the three months ended November 30, 2012 and November 30, 2011, and (v) the Notes to Consolidated Financial Statements.