Form 10-Q
period 2013-02-28
TEXAS INDUSTRIES INC
filed 2013-03-28
CIK 97472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 28,428,802 shares of the Registrant’s Common Stock, $1.00 par value, outstanding as of March 26, 2013.

INDEX
TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	(Unaudited)
In thousands	February 28, 2013	May 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$31,664	$88,027
Receivables – net	98,458	98,836
Inventories	100,282	99,441
Deferred income taxes and prepaid expenses	20,282	19,007
Discontinued operations held for sale	38,769	40,344
TOTAL CURRENT ASSETS	289,455	345,655
PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	170,078	168,173
Buildings	49,637	49,567
Machinery and equipment	1,156,061	1,142,439
Construction in progress	483,641	436,552
	1,859,417	1,796,731
Less depreciation and depletion	647,281	611,406
	1,212,136	1,185,325
OTHER ASSETS
Goodwill	1,715	1,715
Real estate and investments	23,024	20,865
Deferred income taxes and other charges	22,141	23,368
	46,880	45,948
	$1,548,471	$1,576,928
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$57,000	$64,825
Accrued interest, compensation and other	48,134	61,317
Current portion of long-term debt	1,816	1,214
TOTAL CURRENT LIABILITIES	106,950	127,356
LONG-TERM DEBT	658,392	656,949
OTHER CREDITS	88,088	96,352
SHAREHOLDERS’ EQUITY
Common stock, $1 par value; authorized 100,000 shares; issued and outstanding 28,324 and 27,996 shares, respectively	28,324	27,996
Additional paid-in capital	506,112	488,637
Retained earnings	184,542	204,136
Accumulated other comprehensive loss	(23,937)	(24,498)
	695,041	696,271
	$1,548,471	$1,576,928
See notes to consolidated financial statements.

(Unaudited)
CONSOLIDATED STATEMENTS OF OPERATIONS
TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,
In thousands except per share	2013	2012	2013	2012
NET SALES	$141,359	$121,894	$483,575	$435,696
Cost of products sold	129,035	123,774	444,297	425,464
GROSS PROFIT	12,324	(1,880)	39,278	10,232
Selling, general and administrative	17,056	17,265	51,679	46,774
Restructuring charges	—	—	—	3,153
Interest	7,227	8,512	22,462	26,810
Other income	(2,091)	(1,332)	(6,614)	(8,725)
	22,192	24,445	67,527	68,012
LOSS BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(9,868)	(26,325)	(28,249)	(57,780)
Income taxes (benefit)	(1,355)	(1,148)	(2,151)	(2,601)
NET LOSS FROM CONTINUING OPERATIONS	$(8,513)	$(25,177)	$(26,098)	$(55,179)
NET INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	2,699	897	6,504	2,442
NET LOSS	$(5,814)	$(24,280)	$(19,594)	$(52,737)
NET LOSS PER SHARE FROM CONTINUING OPERATIONS:
Basic	$(0.30)	$(0.90)	$(0.93)	$(1.98)
Diluted	$(0.30)	$(0.90)	$(0.93)	$(1.98)
NET INCOME FROM DISCONTINUED OPERATIONS:
Basic	$0.09	$0.03	$0.23	$0.09
Diluted	$0.09	$0.03	$0.23	$0.09
NET LOSS PER SHARE:
Basic	$(0.21)	$(0.87)	$(0.70)	$(1.89)
Diluted	$(0.21)	$(0.87)	$(0.70)	$(1.89)
AVERAGE SHARES OUTSTANDING
Basic	28,190	27,926	28,073	27,894
Diluted	28,190	27,926	28,073	27,894
CASH DIVIDENDS DECLARED PER SHARE	$—	$—	$—	$0.075
See notes to consolidated financial statements.

(Unaudited)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,
In thousands	2013	2012	2013	2012
Net loss	$(5,814)	$(24,280)	$(19,594)	$(52,737)
Other comprehensive income
Net actuarial gains (losses) of defined postretirement benefit plans
Reclassification of recognized transactions, net of taxes - $126, $209, $736 and $627, respectively	219	363	784	1,088
Adjustment, net of tax	—	—	(55)	—
Prior service cost of defined postretirement benefit plans
Reclassification of recognized transactions, net of taxes - ($71), ($71), ($413) and ($213), respectively	(123)	(123)	(168)	(369)
Total other comprehensive income	96	240	561	719
Comprehensive loss	$(5,718)	$(24,040)	$(19,033)	$(52,018)
See notes to consolidated financial statements.

(Unaudited)
CONSOLIDATED STATEMENTS OF CASH FLOWS
TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Nine months ended
	February 28,	February 29,
In thousands	2013	2012
OPERATING ACTIVITIES
Net loss	$(19,594)	$(52,737)
Adjustments to reconcile net loss to cash provided by operating activities
Depreciation, depletion and amortization	42,968	46,495
(Gains)/Loss on asset disposals	(4,822)	(3,736)
Deferred income tax (benefit) expense	1,025	(1,653)
Stock-based compensation expense	7,015	1,710
Other – net	(7,555)	(4,424)
Changes in operating assets and liabilities
Receivables – net	830	7,624
Inventories	(710)	10,048
Prepaid expenses	(2,158)	3,261
Accounts payable and accrued liabilities	(7,228)	(4,466)
Net cash provided by operating activities	9,771	2,122
INVESTING ACTIVITIES
Capital expenditures – expansions	(61,344)	(64,901)
Capital expenditures – other	(17,752)	(31,394)
Proceeds from asset disposals	5,783	4,188
Investments in life insurance contracts	2,366	3,354
Other – net	(67)	(302)
Net cash used by investing activities	(71,014)	(89,055)
FINANCING ACTIVITIES
Debt payments	(2,236)	(173)
Debt issuance costs	—	(1,829)
Stock option exercises	7,116	1,749
Common dividends paid	—	(2,091)
Net cash provided (used) by financing activities	4,880	(2,344)
Decrease in cash and cash equivalents	(56,363)	(89,277)
Cash and cash equivalents at beginning of period	88,027	116,432
Cash and cash equivalents at end of period	$31,664	$27,155
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
1. Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended February 28, 2013 are not necessarily indicative of the results that may be expected for the year ended May 31, 2013. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Texas Industries, Inc. for the year ended May 31, 2012.
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
Fair Value of Financial Instruments. The estimated fair value of each class of financial instrument as of February 28, 2013 and May 31, 2012 approximates its carrying value except for long-term debt having fixed interest rates. The fair value of our long-term debt is estimated based on broker/dealer quoted market prices, which are level two inputs. As of February 28, 2013, the fair value of our long-term debt, including the current portion, was approximately $718.7 million compared to the carrying amount of $660.2 million. As of May 31, 2012, the fair value of our long-term debt, including the current portion, was approximately $646.8 million compared to the carrying amount of $658.2 million.
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
Goodwill resulting from the acquisition of ready-mix operations in Texas and Louisiana and identified with our consumer products operations has a carrying value of $1.7 million at both February 28, 2013 and May 31, 2012. Based on an impairment test performed as of March 31, 2012, the fair value of the reporting unit exceeds its carrying value, and therefore, no potential impairment was identified.
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
Management reviews our deferred tax position and in particular our deferred tax assets whenever circumstances indicate that the assets may not be realized in the future and recognizes a valuation allowance unless such deferred tax assets were deemed more likely than not to be recoverable. The ultimate realization of these deferred tax assets is dependent upon various factors including the generation of taxable income during future periods. In determining the need for a valuation allowance, we consider such factors as historical earnings, the reversal of existing temporary differences, prior taxable income (if carryback is permitted under the tax law), and prudent and feasible tax planning strategies. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets valuation allowance would be charged to earnings in the period in which we make such a determination. If we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance as an adjustment to earnings at such time. See further discussion in note 9.
Real Estate and Investments. Surplus real estate and real estate acquired for development of high quality industrial, office or multi-use parks totaled $7.3 million at February 28, 2013 and $7.6 million at May 31, 2012.
Investments include life insurance contracts purchased in connection with certain of our benefit plans. The contracts, recorded at their net cash surrender value, totaled $1.6 million (net of distributions of $99.4 million plus accrued interest and fees) at February 28, 2013 and $0.7 million (net of distributions of $94.4 million plus accrued interest and fees) at May 31, 2012. We can elect to receive distributions chargeable against the cash surrender value of the policies in the form of borrowings or withdrawals or we can elect to surrender the policies and receive their net cash surrender value.
Investment in Joint Venture. In November 2011 we entered into a joint venture agreement with a ready-mix operator based in Waco, Texas. We contributed certain of our central Texas ready-mix plants and related assets to the joint venture in return for a 40% equity interest. The joint venture operates ready-mix plants serving the central Texas market. The day to day business operations are managed by the 60% partner in the venture. We supply cement to the joint venture. The debt of the joint venture is secured by the underlying assets of the joint venture. In addition, we have guaranteed 50% and our partner has guaranteed 100% of the debt of the joint venture. Our investment totaled $14.1 million at February 28, 2013 and $12.5 million at May 31, 2012. Our equity in income of the joint venture was $1.6 million for the nine-month period ended February 28, 2013.
Deferred Other Charges. Deferred other charges totaled $19.5 million at February 28, 2013 and $20.4 million at May 31, 2012 and are composed primarily of debt issuance costs that totaled $11.6 million at February 28, 2013 and $13.0 million at May 31, 2012. The costs are amortized over the term of the related debt.
Other Credits. Other credits totaled $88.1 million at February 28, 2013 and $96.4 million at May 31, 2012 and are composed primarily of liabilities related to our retirement plans, deferred compensation agreements and asset retirement obligations.

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

Changes in asset retirement obligations are as follows:

	Nine months ended
	February 28,	February 29,
In thousands	2013	2012
Balance at beginning of period	$3,879	$4,455
Additions	219	287
Accretion expense	130	132
Settlements	(1,617)	(1,026)
Balance at end of period	$2,611	$3,848
Accumulated Other Comprehensive Loss. Amounts recognized in accumulated other comprehensive loss represent adjustments related to a defined benefit retirement plan and a postretirement health benefit plan covering approximately 600 employees and retirees of our California cement subsidiary. The amounts totaled $23.9 million (net of tax of $5.7 million) at February 28, 2013 and $24.5 million (net of tax of $6.0 million) at May 31, 2012.
Net Sales. Sales are recognized when title has transferred and products are delivered. We include delivery fees in the amount we bill customers to the extent needed to recover our cost of freight and delivery. Net sales are presented as revenues and include these delivery fees.
Other Income. Routine sales of surplus operating assets and real estate resulted in gains of $1.9 million and $1.0 million in the three-month periods ended February 28, 2013 and February 29, 2012, respectively and $4.8 million and $1.7 million in the nine-month periods ended February 28, 2013 and February 29, 2012, respectively. In addition, we sold emissions credits associated with our Crestmore cement plant in Riverside, California resulting in a gain of $2.5 million in the nine-month period ended February 29, 2012.
In July 2011 we entered into an asset exchange transaction with CEMEX USA in which we acquired three ready-mix concrete plants and a sand and gravel plant that serve the Austin, Texas metropolitan market. In exchange, we transferred to CEMEX USA seven ready-mix concrete plants in the Houston, Texas market, and we designated four non-operating ready-mix plant sites in the Houston area as surplus real estate. The exchange resulted in the acquisition of ready-mix and aggregate property, plant and equipment of $6.1 million and the recognition of a gain of $2.1 million in the nine-month period ended February 29, 2012. The gain from the transaction and the operating results of the acquired ready-mix operations are reported in our consumer products segment, and the operating results of the acquired sand and gravel operations are reported in our aggregates segment.
Stock-based Compensation. We have provided stock-based compensation to employees and non-employee directors in the form of non-qualified and incentive stock options, restricted stock, stock appreciation rights, deferred compensation agreements and stock awards. In addition the Company began issuing time-lapse restricted stock units for the first time to employees in the three-month period ended February 28, 2013. We use the Black-Scholes option-pricing model to determine the fair value of stock options granted as of the date of grant. Options with graded vesting are valued as single awards and the related compensation cost is recognized using a straight-line attribution method over the shorter of the vesting period or required service period adjusted for estimated forfeitures. We use the closing stock price on the date grant to determine the fair value of restricted stock units. The restricted stock units have cliff vesting at the end of a four year term, and we valued them as a single award with the related compensation cost recognized using a straight-line method over the vesting period adjusted for estimated forfeitures. We use the average stock price on the date of grant to determine the fair value of restricted stock awards paid. A liability, which is included in other credits, is recorded for stock appreciation rights, deferred compensation agreements and stock awards expected to be settled in cash, based on their fair value at the end of each period until such awards are paid. See further discussion in note 7.

Earnings Per Share (“EPS”). Income or loss allocated to common shareholders adjusts net income or loss for the participation in earnings of unvested restricted shares outstanding.
Basic weighted-average number of common shares outstanding during the period includes contingently issuable shares and excludes outstanding unvested restricted shares. Contingently issuable shares outstanding at February 28, 2013 relate to deferred compensation agreements in which directors elected to defer their fees. The deferred compensation is denominated in shares of our common stock and issued in accordance with the terms of the agreement subsequent to retirement or separation from us. The shares are considered contingently issuable because the director has an unconditional right to the shares to be issued.

Diluted weighted-average number of common shares outstanding during the period adjusts basic weighted-average shares for the dilutive effect of stock options, restricted shares and awards.

Basic and Diluted EPS are calculated as follows:

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,
In thousands except per share	2013	2012	2013	2012
Earnings
Net loss from continuing operations	$(8,513)	$(25,177)	$(26,098)	$(55,179)
Net income (loss) from discontinued operations	$2,699	$897	$6,504	$2,442
Unvested restricted share participation	5	12	16	26
Loss allocated to common shareholders	$(5,809)	$(24,268)	$(19,578)	$(52,711)
Shares
Weighted-average shares outstanding	28,200	27,936	28,086	27,906
Contingently issuable shares	4	3	3	2
Unvested restricted shares	(14)	(13)	(16)	(14)
Basic weighted-average shares	28,190	27,926	28,073	27,894
Stock option, restricted share and award dilution	—	—	—	—
Diluted weighted-average shares (1)	28,190	27,926	28,073	27,894
Net loss from continuing operations
Basic	$(0.30)	$(0.90)	$(0.93)	$(1.98)
Diluted	$(0.30)	$(0.90)	$(0.93)	$(1.98)
Net income (loss) from discontinued operations
Basic	0.09	0.03	0.23	0.09
Diluted	0.09	0.03	0.23	0.09
Net loss per share
Basic	(0.21)	(0.87)	(0.70)	(1.89)
Diluted	(0.21)	(0.87)	(0.70)	(1.89)
(1) Shares excluded due to antidilutive effect of stock options, restricted shares and awards	583	1,420	409	1,380

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

2. Discontinued Operations and Held for Sale Businesses

On March 22, 2013, our subsidiaries exchanged their expanded shale and clay lightweight aggregates manufacturing business for the ready-mix concrete business of subsidiaries of Trinity Industries, Inc. in east Texas and southwest Arkansas. Pursuant to the agreements, we transferred our expanded shale and clay manufacturing facilities in Streetman, Texas; Boulder, Colorado and Frazier Park, California; and our DiamondPro® product line in exchange for 42 ready-mix concrete plants stretching from Texarkana to Beaumont in east Texas and in southwestern Arkansas, two aggregate distribution facilities in Beaumont and Port Arthur, Texas, and related assets. We anticipate recognizing a gain on the transaction, the amount of which is still being finalized and will be included in the results for our discontinued operations in our fourth quarter 2013.

The following table summarizes the assets and liabilities of all discontinued operations held for sale as of February 28, 2013 and reclassified as assets held for sale on May 31, 2012.

	February 28,	May 31,
In thousands	2013	2012
Assets:
Inventory	$29,645	$30,072
Property Plant and Equipment	9,124	10,272
Total Assets in Discontinued Operations Held for Sale	$38,769	$40,344

The following table summarizes the revenue, earnings before and net of income tax expense on all discontinued operations held for sale for the three-months and nine-months ended February 28, 2013 and February 29, 2012:

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,
In thousands	2013	2012	2013	2012
Discontinued Operations
Revenue	$13,844	$12,741	$42,758	$36,751
Earnings on discontinued operations, before taxes	$4,206	$1,503	$10,070	$3,735
Earnings on discontinued operations, net of taxes	$2,699	$897	$6,504	$2,442

3. Working Capital
Working capital totaled $182.5 million at February 28, 2013 compared to $218.3 million at May 31, 2012. Selected components of working capital are summarized below.
Receivables consist of:

	February 28,	May 31,
In thousands	2013	2012
Trade notes and accounts receivable	$97,593	$97,621
Other	865	1,215
	$98,458	$98,836
Trade notes and accounts receivable are presented net of allowances for doubtful receivables of $2.9 million at February 28, 2013 and $2.5 million at May 31, 2012. Provisions for bad debts charged to expense were $0.9 million and $1.2 million in the nine-month periods ended February 28, 2013 and February 29, 2012, respectively. Uncollectible accounts written off totaled $0.5 million and $0.3 million in the nine-month periods ended February 28, 2013 and February 29, 2012, respectively.

Inventories consist of:

	February 28,	May 31,
In thousands	2013	2012
Finished products	$5,111	$7,664
Work in process	11,923	12,505
Raw materials	16,638	9,449
Total inventories at LIFO cost	33,672	29,618
Finished products	21,475	23,451
Raw materials	143	229
Parts and supplies	44,992	46,143
Total inventories at average cost	66,610	69,823
Total inventories	$100,282	$99,441
All inventories are stated at the lower of cost or market. Finished products, work in process and raw material inventories, excluding natural aggregate inventories, are valued using the last-in, first-out (“LIFO”) method. Natural aggregate finished products and raw material inventories and parts and supplies inventories are valued using the average cost method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. If the average cost method (which approximates current replacement cost) had been used for all of these inventories, inventory values would have been higher by $20.5 million at February 28, 2013 and $22.7 million at May 31, 2012.

Accrued interest, compensation and other consist of:

	February 28,	May 31,
In thousands	2013	2012
Interest	$2,767	$17,810
Compensation and employee benefits	19,017	18,103
Casualty insurance claims	16,142	14,004
Income taxes	4,890	4,500
Property taxes and other	5,318	6,900
	$48,134	$61,317
4. Long-Term Debt
Long-term debt consists of:

	February 28,	May 31,
In thousands	2013	2012
Senior secured revolving credit facility expiring in 2016	$—	$—
9.25% Senior notes due 2020 issued August 10, 2010 at par value	650,000	650,000
Other	7,879	5,778
	657,879	655,778
Capital lease obligations	2,084	2,136
Other contract obligations	245	249
	660,208	658,163
Less current portion	1,816	1,214
	$658,392	$656,949
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
The borrowing base under the agreement was $148.1 million as of February 28, 2013. We are not required to maintain any financial ratios or covenants unless an event of default occurs or the unused portion of the borrowing base is less than $25 million, in which case we must maintain a fixed charge coverage ratio of at least 1.0 to 1.0. At February 28, 2013, our fixed charge coverage ratio was .48 to 1.0. Given this ratio, we may use only $123.1 million of the borrowing base as of such date. No borrowings were outstanding at February 28, 2013; however, $30.1 million of the borrowing base was used to support letters of credit. As a result, the maximum amount we could borrow as of February 28, 2103 was $93.0 million.
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

The credit agreement contains a number of covenants restricting, among other things, prepayment or redemption of our senior notes, distributions and dividends on and repurchases of our capital stock, acquisitions and investments, indebtedness, liens and affiliate transactions. We are permitted to pay cash dividends on our common stock as long as the credit facility is not in default, the fixed charge coverage ratio is greater than 1.0 to 1.0 and borrowing availability under the borrowing base is more than $40 million. When our fixed charge coverage ratio is less than 1.0 to 1.0, we are permitted to pay cash dividends on our common stock not to exceed $2.5 million in any single instance (which shall not occur more than four times in any calendar year) or $10 million in the aggregate during any calendar year as long as the credit facility is not in default and borrowing availability is more than the greater of $60 million or 30% of the aggregate commitments of all lenders. For this purpose, borrowing availability is equal to the borrowing base less the amount of outstanding borrowings less the amount used to support letters of credit. We were in compliance with all of our loan covenants as of February 28, 2013.
9.25% Senior Notes. On August 10, 2010, we sold $650 million aggregate principal amount of our 9.25% senior notes due 2020 at an offering price of 100%. The notes were issued under an indenture dated as of August 10, 2010. The net proceeds were used to purchase or redeem all of our outstanding 7.25% senior notes due 2013, with additional proceeds available for general corporate purposes.
At February 28, 2013, we had $650 million aggregate principal amount of 9.25% senior notes outstanding. Under the indenture, at any time on or prior to August 15, 2015, we may redeem the notes at a redemption price equal to the sum of the principal amount thereof, plus accrued interest and a make-whole premium. On and after August 15, 2015, we may redeem all or a part of the notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest if redeemed during the twelve-month period beginning on August 15 of the years indicated below:

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
All of our consolidated subsidiaries have unconditionally guaranteed the 9.25% senior notes. The indenture governing the notes contains affirmative and negative covenants that, among other things, limit our and our subsidiaries’ ability to pay dividends on or redeem or repurchase stock, make certain investments, incur additional debt or sell preferred stock, create liens, restrict dividend payments or other payments from subsidiaries to the Company, engage in consolidations and mergers or sell or transfer assets, engage in sale and leaseback transactions, engage in transactions with affiliates, and sell stock in our subsidiaries. We are not required to maintain any affirmative financial ratios or covenants. We were in compliance with all of our covenants as of February 28, 2013.
Other. Principal payments due on long-term debt, excluding capital lease and other contract obligations, during each of the five years subsequent to February 28, 2013 are $1.8 million, $1.9 million, $1.9 million, $1.9 million and $0.8 million. The total amount of interest incurred was $17.4 million and $17.0 million in the three-month periods ended February 28, 2013 and February 29, 2012, respectively, of which $10.2 million and $8.5 million was capitalized. The total amount of interest incurred was $51.9 million and $51.4 million in the nine-month periods ended February 28, 2013 and February 29, 2012, respectively, of which $29.4 million and $24.6 million was capitalized. The total amount of interest paid in cash was $66.0 million and $66.0 million in the nine-month periods ended February 28, 2013 and February 29, 2012, respectively.
Guarantee of Joint Venture Debt. We have guaranteed 50%, or $10.5 million, of an unconsolidated joint venture’s debt which matures November 18, 2013. The joint venture was in compliance with all the terms of the debt as of February 28, 2013. See further discussion of the joint venture under Investment in Joint Venture in note 1.

5. Commitments
During October 2007, we commenced construction on a project to expand our Hunter, Texas cement plant. In May 2009 we temporarily halted construction on the project because we believed that economic and market conditions made it unlikely that cement demand levels in Texas at that time would permit the new kiln to operate profitably if the project was completed as originally scheduled. We resumed construction in October 2010 and began commissioning in November 2012 and should be complete in the spring of 2013. The total capital cost of the project is expected to be between $370 million and $375 million, excluding capitalized interest. As of February 28, 2013, we have incurred $370.9 million, excluding capitalized interest of $98.1 million related to the project, of which $367.3 million has been paid.
6. Shareholders’ Equity
There are authorized 100,000 shares of Cumulative Preferred Stock, no par value, of which 20,000 shares are designated $5 Cumulative Preferred Stock (Voting), redeemable at $105 per share and entitled to $100 per share upon dissolution. An additional 40,000 shares are designated Series B Junior Participating Preferred Stock. The Series B Preferred Stock is not redeemable and ranks, with respect to the payment of dividends and the distribution of assets, junior to (i) all other series of the Preferred Stock unless the terms of any other series shall provide otherwise and (ii) the $5 Cumulative Preferred Stock. No shares of $5 Cumulative Preferred Stock or Series B Junior Participating Preferred Stock were outstanding as of February 28, 2013.
7. Stock-Based Compensation Plans
The Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (the “2004 Plan”) provides that, in addition to other types of awards, non-qualified and incentive stock options to purchase Common Stock may be granted to employees and non-employee directors at market prices at date of grant. This plan also provides for the granting of restricted stock units ("RSUs"). In addition, non-qualified and incentive stock options remain outstanding under our 1993 Stock Option Plan.
Options become exercisable in installments beginning one year after the date of grant and expire 10 years after the date of grant. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. Options with graded vesting are valued as single awards and the compensation cost recognized using a straight-line attribution method over the shorter of the vesting period or required service period adjusted for estimated forfeitures. No options were granted during the nine-month period ended February 28, 2013. The following table sets forth the information about the weighted-average grant date fair value of options granted during the nine-month period February 29, 2012 and the weighted-average assumptions used for such grants.

Nine months ended February 29,
2012
Weighted average grant date fair value	$13.80
Weighted average assumptions used:
Expected volatility	.450
Expected option term in years	6.7
Risk-free interest rate	1.31%
Expected dividend yield	.02%
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

A summary of option transactions for the nine-month periods ended February 28, 2013, follows:

	Shares Under Option	Weighted-Average Option Price
Outstanding at May 31, 2012	2,145,570	$38.54
Exercised	(278,477)	31.27
Canceled	(33,394)	42.49
Outstanding at February 28, 2013	1,833,699	$39.57
Exercisable at February 28, 2013	1,166,137	$43.12
The following table summarizes information about stock options outstanding as of February 28, 2013.

	Range of Exercise Prices
	$16.04 - $29.38	$33.57 - $48.60	$50.63 - $70.18
Options outstanding
Shares outstanding	654,204	702,680	476,815
Weighted-average remaining life in years	6.50	5.86	3.37
Weighted-average exercise price	$26.03	$39.76	$57.88
Options exercisable
Shares exercisable	306,052	383,270	476,815
Weighted-average remaining life in years	4.58	4.79	3.35
Weighted-average exercise price	$23.25	$40.62	$57.87
Outstanding options expire on various dates to January 11, 2022. As of February 28, 2013, there were 2,694,873 shares available for future awards under the 2004 Plan.
As of February 28, 2013, the aggregate intrinsic value (the difference in the closing market price of our common stock of $58.05 and the exercise price to be paid by the optionee) of stock options outstanding was $35.9 million. The aggregate intrinsic value of exercisable stock options at that date was $19.5 million. The total intrinsic value for options exercised (the difference in the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) was $5.3 million and less than $0.7 million for the three-month periods ended February 28, 2013 and February 29, 2012, respectively and $6.3 million and $0.8 million for the nine-month periods ended February 28, 2013 and February 29, 2012, respectively.
We began issuing time-lapse RSUs to employees during the three-month period ended February 28, 2013. RSUs vest at the end of a four year term. We determine the fair value of time-lapse RSUs using the average stock price on the date grant, and value them as a single award with the related compensation cost recognized using a straight-line method over the vesting period adjusted for estimated forfeitures. Employees received 92,420 RSUs during the three-month period ended February 28, 2013 with a closing stock price on the date of grant of $55.79.

We have provided additional stock-based compensation to employees and directors under stock appreciation rights contracts, deferred compensation agreements, restricted stock payments and a former stock awards program which was settled during fiscal year 2012. At February 28, 2013, outstanding stock appreciation rights totaled 133,315 shares, deferred compensation agreements to be settled in common stock totaled 4,635 shares and unvested restricted stock payments totaled 14,331 shares. Other credits include $4.1 million at May 31, 2012 representing accrued stock-based compensation which is accounted for as liabilities and expected to be settled in cash. Common stock totaling 4.5 million shares at February 28, 2013 and 2.5 million shares at May 31, 2012 have been reserved for the settlement of stock-based compensation.

Total stock-based compensation included in selling, general and administrative expense (credit) was $2.7 million and $2.9 million in the three-month periods ended February 28, 2013 and February 29, 2012, respectively and $8.2 million and $1.7 million in the nine-month periods ended February 28, 2013 and February 29, 2012, respectively. Prior to effects of the January 4, 2013 stock appreciation rights agreement and the deferred compensation agreements noted below, the impact of changes in our company's stock price on stock-based awards previously accounted for as liabilities increased stock-based compensation $1.4 million and $1.7 million in the three-month period ended February 28, 2013 and February 29, 2012, respectively. The impact of changes in our company’s stock price on stock-based awards accounted for as liabilities increased stock-based compensation $4.6 million in the nine-month period ended February 28, 2013 and reduced stock-based compensation $2.1 million in the nine-month period ended February 29, 2012.
Total tax expense or benefit recognized in our statements of operations for stock-based compensation was an expense of less than $0.1 million in the three-month periods ended February 28, 2013 and February 29, 2012 and an expense less than $0.1 million in the nine-month periods ended February 28, 2013 and February 29, 2012. No cash tax benefit was realized for stock-based compensation in the nine-month periods ended February 28, 2013 and February 29, 2012.
As of February 28, 2013, and prior to the subesquent changes described below, the total unrecognized stock-based compensation expense was $13.7 million. We currently expect to recognize in the years succeeding February 28, 2013 approximately $5.0 million of this stock-based compensation expense in 2014, $3.9 million in 2015, $3.0 million in 2016 and $1.8 million in 2017
Effective January 4, 2013 the outstanding stock appreciation rights agreement was extended and modified to require settlement in shares instead of cash. Also effective December 28, 2012, deferred compensation agreements totaling 101,790 shares were settled with shares. The results of these changes were insignificant to compensation expense. In addition, as a result of the changes, the Company will no longer face volatility in compensation expense due to the changes in the Company's stock price.
8. Retirement Plans
Riverside Defined Benefit Plans. Approximately 600 employees and retirees of our subsidiary, Riverside Cement Company, are covered by a defined benefit pension plan and a postretirement health benefit plan. Unrecognized prior service costs and actuarial gains or losses for these plans are recognized in a systematic manner over the remaining service periods of active employees expected to receive benefits under these plans. The amount of the defined benefit pension plan and postretirement health benefit plan expense charged to costs and expenses for the three-month and nine-month periods ended February 28, 2013 and February 29, 2012, was as follows:

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,
In thousands	2013	2012	2013	2012
Defined benefit pension plan
Service cost	$61	$135	$277	$403
Interest cost	635	760	1,978	2,280
Expected return on plan assets	(770)	(777)	(2,288)	(2,331)
Amortization of net actuarial loss	217	430	1,165	1,291
	$143	$548	$1,132	$1,643
Postretirement health benefit plan
Service cost	$27	$23	$81	$73
Interest cost	88	104	264	312
Amortization of prior service cost	(194)	(193)	(582)	(581)
Amortization of net actuarial loss	129	142	387	424
	$50	$76	$150	$228
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

Financial Security Defined Benefit Plans. Substantially all of our executive and certain managerial employees are covered by a series of financial security plans that are non-qualified defined benefit plans. The financial security plans require deferral of a portion of a participant’s salary and provide retirement, death and disability benefits to participants. The financial security plans are unfunded and benefits are paid as they become due. Actuarial gains or losses are recognized when incurred. The amount of financial security plan benefit expense charged to costs and expenses for the three-month and nine-month periods ended February 28, 2013 and February 29, 2012, was as follows:

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,
In thousands	2013	2012	2013	2012
Service cost	$593	$537	$1,778	$1,611
Interest cost	591	629	1,773	1,887
	$1,184	$1,166	$3,551	$3,498

The financial security defined benefit plans were amended during the second quarter of fiscal year 2013. This amendment provides that effective December 31, 2012 the Plans were frozen.
9. Income Taxes
Income taxes for the interim periods ended February 28, 2013 and February 29, 2012 have been included in the accompanying financial statements on the basis of an estimated annual rate. The tax rate differs from the 35% federal statutory corporate rate primarily due to percentage depletion that is tax deductible, state income taxes and valuation allowances against deferred tax assets. The estimated annualized rate for continuing operations is 7.9% for fiscal year 2013 compared to 2.5% for fiscal year 2012. We made no income tax payments and received no refunds in the nine-month period ended February 28, 2013. We made income tax payments of $0.1 million, and received income tax refunds of less than $0.1 million in the nine-month period ended February 29, 2012.
Net deferred tax assets totaled $12.4 million at February 28, 2013 and $13.7 million at May 31, 2012, of which $9.7 million at February 28, 2013 and $10.7 million at May 31, 2012 were classified as current. Management reviews our deferred tax position and in particular our deferred tax assets whenever circumstances indicate that the assets may not be realized in the future and records a valuation allowance unless such deferred tax assets are deemed more likely than not to be recoverable. The ultimate realization of these deferred tax assets depends upon various factors including the generation of taxable income during future periods. The Company’s deferred tax assets exceeded deferred tax liabilities as of February 28, 2013 and May 31, 2012 primarily as a result of recent losses. Management has concluded that the sources of taxable income we are permitted to consider do not assure the realization of the entire amount of our net deferred tax assets. Accordingly, a valuation allowance is required due to the uncertainty of realizing the deferred tax assets. We recorded a valuation allowance of $5.2 million in fiscal year 2012 through a charge to other comprehensive loss given the increase in actuarial losses in our retirement plans in 2012. We will continue to record additional valuation allowance against additions to our net deferred tax assets for fiscal year 2013 until Management believes it is more likely than not the deferred tax assets will be realized.
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
In addition to our federal income tax return, we file income tax returns in various state jurisdictions. We are no longer subject to income tax examinations by federal tax authorities for years prior to 2007 and state tax authorities for years prior to 2007. The Internal Revenue Service completed their review of our federal income tax returns for 2007 through 2010 resulting in no adjustments.

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

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,
In thousands	2013	2012	2013	2012
Net sales
Cement
Sales to external customers	$71,288	$55,020	$239,406	$192,717
Intersegment sales	9,277	10,451	29,807	35,625
Aggregates
Sales to external customers	25,439	17,663	94,738	66,168
Intersegment sales	5,378	4,952	17,272	15,613
Consumer products
Sales to external customers	44,632	49,211	149,431	176,811
Intersegment sales	8	668	119	2,213
Eliminations	(14,663)	(16,071)	(47,198)	(53,451)
Total net sales	$141,359	$121,894	$483,575	$435,696
Segment operating profit (loss)
Cement	$9,849	$(2,384)	$24,328	$(1,222)
Aggregates	2,111	(1,291)	9,629	2,494
Consumer products	(4,262)	(4,258)	(8,777)	(10,204)
Total segment operating profit	7,698	$(7,933)	25,180	(8,932)
Corporate	(10,339)	(9,880)	(30,967)	(22,038)
Interest	(7,227)	(8,512)	(22,462)	(26,810)
Loss before income taxes	$(9,868)	$(26,325)	$(28,249)	$(57,780)
Depreciation, depletion and amortization
Cement	$8,395	$8,723	$25,288	$26,547
Aggregates	3,166	3,506	9,840	10,796
Consumer products	2,281	2,194	6,128	7,084
Corporate	254	295	700	903
Total depreciation, depletion and amortization	$14,096	$14,718	$41,956	$45,330
Capital expenditures
Cement	$13,803	$29,911	$54,588	$69,800
Aggregates	927	1,352	3,528	20,715
Consumer products	7,290	2,113	9,536	4,155
Corporate	201	573	1,220	1,366
Total capital expenditures	$22,221	$33,949	$68,872	$96,036
Net sales by product
Cement	$63,811	$47,379	$213,215	$167,178
Stone, sand and gravel	16,641	11,878	60,638	44,410
Ready-mix concrete	44,821	37,464	149,403	138,265
Other products	2,025	12,080	7,540	40,778
Delivery fees	14,061	13,093	52,779	45,065
Total net sales	$141,359	$121,894	$483,575	$435,696
All sales were made in the United States during the periods presented with no single customer representing more than ten percent of sales.

Cement segment operating profit includes a gain from the sales of emission credits associated with our Crestmore cement plant in Riverside, California of of $2.5 million in the nine-month periods ended February 28, 2013.
Consumer products operating profit includes a gain of $2.1 million in the nine-month period ended February 29, 2012 from the exchange of certain ready-mix operations in Houston, Texas for ready-mix and aggregates operations that serve the Austin, Texas metropolitan market.

Operating profit includes $2.0 million in restructuring charges in the three-month and nine-month periods ended February 29, 2012, including $1.1 million associated with our cement operations, $0.4 million associated with our aggregate operations, $0.5 million associated with our ready-mix concrete operations. An additional $1.2 million in restructuring charges in the periods is associated with our corporate activities.
Capital expenditures incurred in connection with the expansion of our Hunter, Texas cement plant were $61.3 million and $64.9 million in the nine-month periods ended February 28, 2013 and February 29, 2012, respectively, of which $38.5 million and $32.3 million was capitalized interest paid in the nine-month periods ended February 28, 2013 and February 29, 2012, respectively. Capital expenditures for normal replacement and upgrades of existing equipment and acquisitions to sustain existing operations were $17.8 million and $31.4 million in the nine-month periods ended February 28, 2013 and February 29, 2012, respectively, of which $18.0 million was incurred to acquire aggregate reserves in the nine-month period ended February 29, 2012.
The following is a summary of assets used in each of our business segments.

In thousands	February 28, 2013	May 31, 2012
Identifiable assets
Cement	$1,166,156	$1,135,336
Aggregates	168,696	178,730
Consumer products	98,125	90,717
Corporate	76,725	131,801
Total assets	$1,509,702	$1,536,584
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

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating balance sheet at February 28, 2013
Cash and cash equivalents	$26,415	$5,249	$—	$31,664
Receivables – net	—	98,458	—	98,458
Inventories	—	100,282	—	100,282
Deferred income taxes and prepaid expenses	864	19,092	326	20,282
Discontinued operations held for sale	—	38,769	—	38,769
Total current assets	27,279	261,850	326	289,455
Property, plant and equipment – net	—	1,212,136	—	1,212,136
Goodwill	—	1,715	—	1,715
Real estate and investments	1,605	21,419	—	23,024
Deferred income taxes and other charges	121,277	7,899	(107,035)	22,141
Investment in subsidiaries	1,025,238	—	(1,025,238)	—
Long-term intercompany receivables	251,191	18,740	(269,931)	—
Total assets	$1,426,590	$1,523,759	$(1,401,878)	$1,548,471
Accounts payable	$75	$56,925	$—	$57,000
Accrued interest, compensation and other	10,644	37,164	326	48,134
Current portion of long-term debt	—	1,816	—	1,816
Total current liabilities	10,719	95,905	326	106,950
Long-term debt	650,245	8,147	—	658,392
Long-term intercompany payables	18,740	251,191	(269,931)	—
Deferred income taxes	—	107,035	(107,035)	—
Other credits	51,846	36,242	—	88,088
Shareholders’ equity	695,040	1,025,239	(1,025,238)	695,041
Total liabilities and shareholders’ equity	$1,426,590	$1,523,759	$(1,401,878)	$1,548,471

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating balance sheet at May 31, 2012
Cash and cash equivalents	$84,713	$3,314	$—	$88,027
Receivables – net	—	98,836	—	98,836
Inventories	—	99,441	—	99,441
Deferred income taxes and prepaid expenses	99	18,908	—	19,007
Discontinued operations held for sale	—	40,344	—	40,344
Total current assets	84,812	260,843	—	345,655
Property, plant and equipment – net	—	1,185,325	—	1,185,325
Goodwill	—	1,715	—	1,715
Real estate and investments	664	20,201	—	20,865
Deferred income taxes and other charges	123,734	7,356	(107,722)	23,368
Investment in subsidiaries	987,519	—	(987,519)	—
Long-term intercompany receivables	246,298	18,747	(265,045)	—
Total assets	$1,443,027	$1,494,187	$(1,360,286)	$1,576,928
Accounts payable	$108	$64,717	$—	$64,825
Accrued interest, compensation and other	25,829	35,488	—	61,317
Current portion of long-term debt	4	1,210	—	1,214
Total current liabilities	25,941	101,415	—	127,356
Long-term debt	650,245	6,704	—	656,949
Long-term intercompany payables	18,747	246,298	(265,045)	—
Deferred income taxes	—	107,722	(107,722)	—
Other credits	51,823	44,529	—	96,352
Shareholders’ equity	696,271	987,519	(987,519)	696,271
Total liabilities and shareholders’ equity	$1,443,027	$1,494,187	$(1,360,286)	$1,576,928

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating statement of comprehensive income for the three months ended February 28, 2013
Net sales	$—	$141,359	$—	$141,359
Cost of products sold	—	129,035	—	129,035
	—	12,324	—	12,324
Selling, general and administrative	2,762	14,294	—	17,056
Interest	17,309	—	(10,082)	7,227
Other income	(13)	(2,078)	—	(2,091)
Intercompany other income	(863)	(9,219)	10,082	—
	19,195	2,997	—	22,192
Income (loss) from continuing operations before the following items	(19,195)	9,327	—	(9,868)
Income taxes (benefit)	517	(1,872)	—	(1,355)
	(19,712)	11,199	—	(8,513)
Equity in earnings of subsidiaries	13,898	—	(13,898)	—
Net income (loss)	$(5,814)	$11,199	$(13,898)	$(8,513)
Net income (loss) from discontinued operations, net of tax	$—	$2,699	$—	$2,699
Net income (loss)	$(5,814)	$13,898	$(13,898)	$(5,814)
Comprehensive loss	$(5,814)	$13,994	$(13,898)	$(5,718)

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating statement of comprehensive income for the three months ended February 29, 2012
Net sales	$—	$121,894	$—	$121,894
Cost of products sold	—	123,774	—	123,774
	—	(1,880)	—	(1,880)
Selling, general and administrative	2,330	14,935	—	17,265
Restructuring charges	—	—	—	—
Interest	17,016	—	(8,504)	8,512
Other income	(16)	(1,316)	—	(1,332)
Intercompany other income	(863)	(7,641)	8,504	—
	18,467	5,978	—	24,445
Income (loss) from continuing operations before the following items	(18,467)	(7,858)	—	(26,325)
Income taxes (benefit)	(9,139)	7,991	—	(1,148)
	(9,328)	(15,849)	—	(25,177)
Equity in earnings of subsidiaries	(14,952)	—	14,952	—
Net income (loss)	$(24,280)	$(15,849)	$14,952	$(25,177)
Net income (loss) from discontinued operations, net of tax	$—	$897	$—	$897
Net income (loss)	$(24,280)	$(14,952)	$14,952	$(24,280)
Comprehensive loss	$(24,280)	$(14,712)	$14,952	$(24,040)

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating statement of comprehensive income for the nine months ended February 28, 2013
Net sales	$—	$483,575	$—	$483,575
Cost of products sold	—	444,297	—	444,297
Gross profit (loss)	—	39,278	—	39,278
Selling, general and administrative	7,446	44,233	—	51,679
Interest	51,545	—	(29,083)	22,462
Other income	(62)	(6,552)	—	(6,614)
Intercompany other income	(2,618)	(26,465)	29,083	—
	56,311	11,216	—	67,527
Income (loss) from continuing operations before the following items	(56,311)	28,062	—	(28,249)
Income taxes (benefit)	441	(2,592)	—	(2,151)
	(56,752)	30,654	—	(26,098)
Equity in earnings of subsidiaries	37,159	—	(37,159)	—
Net income (loss) from continuing operations	$(19,593)	$30,654	$(37,159)	$(26,098)
Net income (loss) from discontinued operations, net of tax	$—	$6,504	$—	$6,504
Net Income (loss)	$(19,593)	$37,158	$(37,159)	$(19,594)
Comprehensive loss	$(19,593)	$37,719	$(37,159)	$(19,033)

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating statement of comprehensive income for the nine months ended February 29, 2012
Net sales	$—	$435,696	$—	$435,696
Cost of products sold	—	425,464	—	425,464
Gross profit (loss)	—	10,232	—	10,232
Selling, general and administrative	3,583	43,191	—	46,774
Restructuring charges		3,153		3,153
Interest	51,281	—	(24,471)	26,810
Other income	(43)	(8,682)	—	(8,725)
Intercompany other income	(2,618)	(21,853)	24,471	—
	52,203	15,809	—	68,012
Income (loss) from continuing operations before the following items	(52,203)	(5,577)	—	(57,780)
Income taxes (benefit)	(12,673)	10,072	—	(2,601)
	(39,530)	(15,649)	—	(55,179)
Equity in earnings of subsidiaries	(13,207)	—	13,207	—
Net income (loss) from continuing operations	$(52,737)	$(15,649)	$13,207	$(55,179)
Net income (loss) from discontinued operations, net of tax	$—	$2,442	$—	$2,442
Net Income (loss)	$(52,737)	$(13,207)	$13,207	$(52,737)
Comprehensive loss	$(52,737)	$(12,488)	$13,207	$(52,018)

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating statement of cash flows for the nine months ended February 28, 2013
Net cash provided (used) by operating activities	$(88,158)	$97,929	$—	$9,771
Investing activities				—
Capital expenditures – expansions	—	(61,344)	—	(61,344)
Capital expenditures – other	—	(17,752)	—	(17,752)
Proceeds from asset disposals	—	5,783	—	5,783
Investments in life insurance contracts	2,366	—	—	2,366
Other – net	—	(67)	—	(67)
Net cash provided (used) by investing activities	2,366	(73,380)	—	(71,014)
Financing activities				—
Long-term borrowings	—	—	—	—
Debt payments	(4)	(2,232)	—	(2,236)
Debt issuance costs	—	—	—	—
Stock option exercises	7,116	—	—	7,116
Common dividends paid	—	—	—	—
Net intercompany financing activities	20,382	(20,382)	—	—
Net cash provided (used) by financing activities	27,494	(22,614)	—	4,880
Increase (decrease) in cash and cash equivalents	(58,298)	1,935	—	(56,363)
Cash and cash equivalents at beginning of period	84,713	3,314	—	88,027
Cash and cash equivalents at end of period	$26,415	$5,249	$—	$31,664

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating statement of cash flows for the nine months ended February 29, 2012
Net cash provided (used) by operating activities	$(65,811)	$67,933	$—	$2,122
Investing activities				—
Capital expenditures – expansions	—	(64,901)	—	(64,901)
Capital expenditures – other	—	(31,394)	—	(31,394)
Proceeds from asset disposals	—	4,188	—	4,188
Investments in life insurance contracts	3,354	—	—	3,354
Other – net	—	(302)	—	(302)
Net cash provided (used) by investing activities	3,354	(92,409)	—	(89,055)
Financing activities				—
Long-term borrowings	—	—	—	—
Debt payments	(19)	(154)	—	(173)
Debt issuance costs	(1,829)	—	—	(1,829)
Stock option exercises	1,749	—	—	1,749
Common dividends paid	(2,091)	—	—	(2,091)
Net intercompany financing activities	(24,562)	24,562	—	—
Net cash provided (used) by financing activities	(26,752)	24,408	—	(2,344)
Increase (decrease) in cash and cash equivalents	(89,209)	(68)	—	(89,277)
Cash and cash equivalents at beginning of period	113,898	2,534	—	116,432
Cash and cash equivalents at end of period	$24,689	$2,466	$—	$27,155

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Texas Industries, Inc.
We have reviewed the accompanying consolidated balance sheet of Texas Industries, Inc. and subsidiaries (the Company) as of February 28, 2013, and the related consolidated statements of operations and comprehensive loss for the three- and nine-month periods ended February 28, 2013 and February 29, 2012 and the consolidated statements of cash flows for the nine-month periods ended February 28, 2013 and February 29, 2012. These financial statements are the responsibility of the Company’s management.
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
March 28 , 2013

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
During the nine-month period ended February 28, 2013, construction activity has continued to show a positive trend though levels remain well below pre-recession highs in both our California and Texas market areas. We have remained focused on reducing costs, and on managing our cash position as well as production levels, which we believe has had a significant positive impact on our operating results.
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

In November 2011 we entered into a joint venture agreement with Ratliff Ready-Mix, L.P., a ready-mix operator based in Waco, Texas. We contributed seven of our central Texas ready-mix plants and certain related assets to the joint venture and guaranteed 50%, or $10.5 million of the debt of the joint venture’s debt which matures November 18, 2013. In addition to our 50% guarantee of the joint venture’s debt, 100% of the debt is guaranteed by the other partner and secured by the underlying assets of the joint venture. The joint venture was in compliance with all the terms of the debt as of February 28, 2013. The day to day business operations are managed by the 60% partner in the venture. The joint venture owns a total of twenty three ready-mix plants and serves the central Texas market. We supply cement to the joint venture. The joint venture operations are reported in our consumer products segment using the equity method of accounting.
In April 2012, we sold our Texas based packaged products operations to Bonsal American, a unit of Oldcastle, Inc. The transaction included five production facilities in the Dallas-Fort Worth Metroplex, the Houston metro area, and the Austin/Central Texas region. We entered into a long-term cement supply agreement with Bonsal American as a part of the transaction.

On March 22, 2013, our subsidiaries exchanged their expanded shale and clay lightweight aggregates manufacturing business for the ready-mix concrete business of subsidiaries of Trinity Industries, Inc. in east Texas and southwest Arkansas. Pursuant to the agreements, we transferred our expanded shale and clay manufacturing facilities in Streetman, Texas; Boulder, Colorado and Frazier Park, California; and our DiamondPro® product line in exchange for 42 ready-mix concrete plants stretching from Texarkana to Beaumont in east Texas and in southwestern Arkansas, two aggregate distribution facilities in Beaumont and Port Arthur, Texas, and related assets. We anticipate recognizing a gain on the transaction, the amount of which is still being finalized and will be included in the results for our discontinued operations in our fourth quarter 2013. The operational results for expanded shale and clay lightweight aggregates manufacturing business are reported as discontinued operations for the periods represented in this filing. See discussion in note 2.
Consolidated net sales for the three-month period ended February 28, 2013 were $141.4 million, an increase of $19.5 million from the prior year period. Consolidated cost of products sold for the three-month period ended February 28, 2013 was $129.0 million, an increase of $5.3 million from the prior year period. Increased sales were primarily due to higher shipments in all major products and higher average price in all major products. Increase in cost of products sold is primarily due to cost associated with higher shipments and cement repair and maintenance costs. Consolidated gross profit for the three-month period ended February 28, 2013 was $12.3 million and consolidated gross loss for the three-month period ended February 29, 2012 was $(1.9) million.

Consolidated net sales for the nine-month period ended February 28, 2013 were $483.6 million, an increase of $47.9 million from the prior year period. Consolidated cost of products sold for the nine-month period ended February 29, 2012 was $444.3 million, an increase of $18.8 million from the prior year period. Increased sales were primarily due to higher cement and aggregates shipments and higher average price in all major products. Increase in cost of products sold is primarily due to cost associated with higher shipments and cement repair and maintenance costs. Consolidated gross profit for the nine-month periods ended February 28, 2013 and February 29, 2012 was $39.3 million and $10.2 million, respectively.
Consolidated restructuring charges of $3.2 million were recorded in the nine-month period ended February 29, 2012. These charges consist primarily of severance and benefit costs associated with the various workforce reduction initiatives.
Consolidated selling, general and administrative expenses for the three-month period ended February 28, 2013 were $17.1 million, a decrease of $0.2 million from the prior year period.
Consolidated selling, general and administrative expenses for the nine-month period ended February 28, 2013 were $51.7 million, an increase of $4.9 million from the prior year period. Our stock-based compensation includes awards expected to be settled in cash, the expense for which is based on their fair value at the end of each period until the awards are paid. The impact of changes in our stock price on the fair value of these awards increased expense $8.8 million from the prior period. This increase was offset by a decrease in restructuring charges from the prior period of $3.2 million that primarily included severance and benefit costs associated with the various workforce reduction initiatives and a decrease in controllable expenses of $0.7 million.
Consolidated other income for the three-month period ended February 28, 2013 was $2.1 million, an increase of $0.8 million from the prior year period. Other income includes earnings from a joint venture of $0.5 million in the three-month period ended February 28, 2013.
Consolidated other income for the nine-month period ended February 28, 2013 was $6.6 million, a decrease of $2.1 million from the prior year period. The July 2011 asset exchange resulted in the recognition of a gain of $2.1 million in the nine-month period ended February 29, 2012.
Net Income from discontinued operations for the three-month period ended February 28, 2013 was $4.2 million, an increase of $2.7 million from the prior year on higher shipments from expanded shale and clay lightweight aggregates.
Net Income from discontinued operations for the nine-month period ended February 28, 2013 was $10.1 million, an increase of $6.3 million from the prior year period on higher shipments from expanded shale and clay lightweight aggregates.
Total segment operating profit for the three-month period ended February 28, 2013 was $7.7 million. Total segment operating loss for the three-month period ended February 29, 2012 was $(7.9) million. Total segment operating profit for the nine-month period ended February 28, 2013 was $25.2 million. Total segment operating loss for the nine-month period ended February 29, 2012 was $(8.9) million.
The following is a summary of operating results for our business segments and certain other information related to our principal products and non-operating expenses.

Cement Operations

	Three months ended		Nine months ended
	February 28,	February 29	February 28,	February 29,
In thousands except per unit	2013	2012	2013	2012
Operating Results
Cement sales	$73,086	$57,830	$242,983	$202,802
Other sales and delivery fees	7,480	7,641	26,230	25,540
Total segment sales	80,566	65,471	269,213	228,342
Cost of products sold	68,501	63,359	237,326	219,641
Gross profit	12,065	2,112	31,887	8,701
Selling, general and administrative	(3,247)	(4,663)	(10,520)	(12,906)
Restructuring charges	—	—	—	(1,074)
Other income	1,031	167	2,961	4,057
Operating Profits (Loss)	$9,849	$(2,384)	$24,328	$(1,222)
Cement
Shipments (tons)	933	743	3,086	2,596
Prices ($/ton)	$78.39	$77.76	$78.75	$78.11
Cost of sales ($/ton)	$64.35	$75.95	$68.62	$75.20
Three months ended February 28, 2013
Cement operating profit (loss) for the three-month periods ended February 28, 2013 and February 29, 2012 was $9.8 million and $(2.4) million, respectively.
Total segment sales for the three-month period ended February 28, 2013 were $80.6 million compared to $65.5 million for the prior year period. Cement sales increased $15.1 million from the prior year period. Our Texas market area accounted for approximately 71% of cement sales in the current period compared to 69% of cement sales in the prior year period. Average cement prices increased 2% in our Texas market from the prior year period. Average cement prices decreased 3% due to a change in product mix in our California market from the prior year period. Shipments increased 27% in our Texas market area and 22% in our California market area.
Cost of products sold for the three-month period ended February 28, 2013 increased $5.1 million from the prior year period primarily due to higher shipments. Cement unit cost of sales decreased 15% from prior year period primarily due to higher shipments offset slightly by higher fuel and power costs.
Selling, general and administrative expense for the three-month period ended February 28, 2013 decreased $1.4 million from the prior year period primarily due to our work force reduction initiatives.
Other income for the three-month period ended February 28, 2013 increased $0.9 million from the prior year period primarily due to higher royalties.
Nine months ended February 28, 2013
Cement operating profit (loss) for the nine-month periods ended February 28, 2013 and February 29, 2012 was $24.3 million and $(1.2) million, respectively.
Total segment sales for the nine-month period ended February 28, 2013 were $269.2 million compared to $228.3 million for the prior year period. Cement sales increased $40.9 million from the prior year period. Our Texas market area accounted for approximately 69% of cement sales in the current period compared to 68% of cement sales in the prior year period. Average cement prices increased 3% in our Texas market from the prior year period. Average cement prices decreased 4% due to a change in product and customer mix in our California market from the prior year period. Shipments increased 18% in our Texas market area and 20% in our California market area.
Cost of products sold for the nine-month period ended February 28, 2013 increased $17.7 million from the prior year period primarily due to higher shipments. Cement unit cost of sales decreased 8% from the prior year period primarily due to higher shipments.

Selling, general and administrative expense for the nine-month period ended February 28, 2103 decreased $2.4 million from the prior year period primarily due to our work force reduction initiatives.
Restructuring charges of $1.1 million were recorded in the nine-month period ended February 29, 2012. These charges consist primarily of severance and benefit costs associated with various workforce reduction initiatives.
Other income for the nine-month period ended February 28, 2013 decreased $1.1 million from the prior year period. The sales of emission credits associated with our Crestmore cement plant in Riverside, California resulted in a gain of $2.5 million in the nine-month period ended February 29, 2012.

Aggregates Operations

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,
In thousands except per unit	2013	2012	2013	2012
Operating Results
Stone, sand and gravel sales	$22,021	$16,829	$77,911	$60,022
Delivery fees	8,799	5,787	34,101	21,758
Total segment sales	30,820	22,616	112,012	81,780
Cost of products sold	28,106	23,825	100,294	76,203
Gross profit	2,714	(1,209)	11,718	5,577
Selling, general and administrative	(900)	(1,341)	(2,763)	(4,441)
Restructuring charges	—	—	—	(374)
Other income	295	1,259	674	1,732
Operating Profit (Loss)	$2,109	$(1,291)	$9,629	$2,494
Stone, sand and gravel
Shipments (tons)	3,029	2,363	10,751	8,324
Prices ($/ton)	$7.27	$7.12	$7.25	$7.21
Cost of sales ($/ton)	$6.46	$7.47	$6.12	$6.62

Previously, the aggregates segment included our expanded shale and clay lightweight aggregates operations which has been classified as discontinued operations in the current period and all prior periods. Therefore, amounts for these operations are not included in the information presented.

On March 22, 2013, our subsidiaries exchanged their expanded shale and clay lightweight aggregates manufacturing business for the ready-mix concrete business of subsidiaries of Trinity Industries, Inc. in east Texas and southwest Arkansas. Pursuant to the agreements, we transferred our expanded shale and clay manufacturing facilities in Streetman, Texas; Boulder, Colorado and Frazier Park, California; and our DiamondPro® product line in exchange for 42 ready-mix concrete plants stretching from Texarkana to Beaumont in east Texas and in southwestern Arkansas, two aggregate distribution facilities in Beaumont and Port Arthur, Texas, and related assets. We anticipate recognizing a gain on the transaction, the amount of which is still being finalized and will be included in the results for our discontinued operations in our fourth quarter 2013.

Three months ended February 28, 2013
Aggregates operating profit for the three-month period ended February 28, 2013 was $2.1 million and operating loss for the three-month period ended February 29, 2012 was $(1.3) million.
Total segment sales for the three-month period ended were $30.8 million compared to $22.6 million for the prior year period. Stone, sand and gravel sales increased $8.2 million from the prior year period on 28% higher shipments.
Cost of products sold for the three-month period ended February 28, 2013 increased $4.3 million from the prior year period primarily due to increased stone, sand and gravel shipments. Stone, sand and gravel unit costs decreased 14% from the prior year period primarily due to the effect of higher shipments on unit costs.

Selling, general and administrative expense for the three-month period ended February 28, 2013 decreased $0.4 million from the prior year period primarily due to our work force reduction initiatives.
Nine months ended February 28, 2013
Aggregates operating profit for the nine-month periods ended February 28, 2013 and February 29, 2012 was $9.6 million and $2.5 million, respectively.
Total segment sales for the nine-month period ended February 28, 2013 were $112.0 million compared to $81.8 million for the prior year period. Stone, sand and gravel sales increased $30.2 million from the prior year period on 29% higher shipments.
Cost of products sold for the nine-month period ended February 28, 2013 increased $24.1 million from the prior year period primarily due to increased stone, sand and gravel shipments. Stone, sand and gravel unit costs decreased 8% from the prior year period primarily due to the effect of higher shipments on unit costs.
Selling, general and administrative expense for the nine-month period ended February 28, 2013 decreased $1.7 million from the prior year period primarily due to our work force reduction initiatives.
Restructuring charges of $0.4 million were recorded in the nine-month period ended February 29, 2012. These charges consist primarily of severance and benefit costs associated with various workforce reduction initiatives.

Consumer Products Operations

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,
In thousands except per unit	2013	2012	2013	2012
Operating Results
Ready-mix concrete sales	$44,582	$37,481	$149,276	$138,288
Package products sales and delivery fees	46	12,398	274	40,736
Total segment sales	44,628	49,879	149,550	179,024
Cost of products sold	47,081	52,663	153,877	183,072
Gross loss	(2,453)	(2,784)	(4,327)	(4,048)
Selling, general and administrative	(2,475)	(1,297)	(7,239)	(8,107)
Restructuring charges	—	—	—	(536)
Other income	666	(177)	2,789	2,487
Operating Loss	$(4,262)	$(4,258)	$(8,777)	$(10,204)
Ready-mix concrete
Shipments (cubic yards)	541	508	1,833	1,836
Prices ($/cubic yard)	$82.49	$73.80	$81.46	$75.31
Cost of sales ($/cubic yard)	$87.04	$81.87	$83.88	$80.29
Three months ended February 28, 2013
Consumer products operating loss for the three-month periods ended February 28, 2013 and February 29, 2012 was $(4.3) million and $(4.3) million, respectively.
Total segment sales for the three-month period ended February 28, 2013 were $44.6 million compared to $49.9 million for the prior year period. Segment sales decreased $5.3 million from the prior year period due to the sale of our Texas-based package products operations. Ready-mix concrete sales from ongoing operations increased $7.1 million from the prior year period on 6% higher shipments and12% higher average prices.
Cost of products sold for the three-month period ended February 28, 2013 decreased $5.6 million from the prior year period primarily due to the sale of our package products operations. Ready-mix concrete unit costs increased 6% from the prior year period on higher maintenance, diesel and material costs.

Selling, general and administrative expense for the three-month period ended February 28, 2013 increased $1.2 million from the prior year period due to insurance costs related to a prior event.
Other income for the three-month period ended February 28, 2013 increased $0.8 million from the prior year period primarily due to earnings from joint venture of $0.5 million.
Nine months ended February 28, 2013
Consumer products operating loss for the nine-month periods ended February 28, 2013 and February 29, 2012 was $(8.8) million and $(10.2) million, respectively.
Total segment sales for the nine-month period ended February 28, 2013 were $149.6 million compared to $179.0 million for the prior year period. Segment sales decreased $29.4 million from the prior year period due to the effect of exiting the Houston, Texas ready-mix market and the sale of our Texas-based package products operations. Ready-mix concrete sales increased $11.0 million from the prior year period on 8.2% higher average prices.
Cost of products sold for the nine-month period ended February 28, 2013 decreased $29.2 million from the prior year period primarily due to the sale of our Texas-based package products operation and having exited the Houston ready-mix market. Ready-mix concrete unit costs increased 5% from the prior year period on higher material and diesel costs.
Selling, general and administrative expense for the nine-month period ended February 28, 2013 decreased $0.9 million from the prior year period primarily due to the effect of the sale of our Texas-based package products operations and our work force reduction initiatives.
Restructuring charges of $0.5 million were recorded in the nine-month period ended February 29, 2012. These charges consist primarily of severance and benefit costs associated with various workforce reduction initiatives.
Other income for the nine-month period ended February 28, 2013 decreased $0.3 million from the prior year period. Earnings from the joint venture of $1.6 million were recognized in the nine-month period ended February 28, 2013. Gain of $2.1 million from the disposition of the Houston ready-mix operations was recognized in the nine-month period ended February 29, 2012.
Corporate

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,
In thousands	2013	2012	2013	2012
Other income	$98	$84	$190	$450
Selling, general and administrative	(10,437)	(9,964)	(31,157)	(21,319)
Restructuring charges	—	—	—	(1,169)
	$(10,339)	$(9,880)	$(30,967)	$(22,038)
Three months ended February 28, 2013
Other income for the three-month period ended February 28, 2013 remains relatively unchanged from prior year period on flat oil and gas royalty payments.
Selling, general and administrative expense for the three-month period ended February 28, 2013 increased $0.5 million from the prior year period.
Nine months ended February 28, 2013
Other income for the nine-month period ended February 28, 2013 decreased $0.3 million from the prior year period primarily due to lower oil and gas royalty payments.
Selling, general and administrative expense for the nine-month period ended February 28, 2013 increased $9.8 million from the prior year period. Stock-based compensation includes awards expected to be settled in cash, the expense for which is based on their fair value at the end of each period until the awards are paid. The impact of changes in our stock price on the fair value of these awards increased expense $8.8 million for the nine-month period ended February 28, 2013 and the realignment of administration functions resulted in approximately 1.0 million higher expense.

Restructuring charges of $1.2 million were recorded for the nine-month period ended February 29, 2012. These charges consist primarily of severance and benefit costs associated with various workforce reduction initiatives.
Interest
Interest expense incurred for the three-month period ended February 28, 2013 was $17.4 million, of which $10.2 million was capitalized in connection with our Hunter, Texas cement plant expansion project and $7.2 million was expensed. Interest expense incurred for the three-month period ended February 29, 2012 was $17.0 million, of which $8.5 million was capitalized in connection with our Hunter, Texas cement plant expansion project and $8.5 million was expensed.
Interest expense incurred for the nine-month period ended February 28, 2013 was $51.9 million, of which $29.4 million was capitalized in connection with our Hunter, Texas cement plant expansion project and $22.5 million was expensed. Interest expense incurred for the nine-month period ended February 29, 2012 was $51.4 million, of which $24.6 million was capitalized in connection with our Hunter, Texas cement plant expansion project and $26.8 million was expensed.
Interest expense to be capitalized in connection with our Hunter, Texas cement plant expansion project during the remainder of our current fiscal year is expected to be between $7 million and $11 million.
Income Taxes
Income taxes for the interim periods ended February 28, 2013 and February 29, 2012 have been included in the accompanying financial statements on the basis of an estimated annual rate. The tax rate differs from the 35% federal statutory corporate rate primarily due to percentage depletion that is tax deductible, state income taxes and valuation allowances against deferred tax assets. The estimated annualized rate for continuing operations is 7.9% for fiscal year 2013 compared to 2.5% for fiscal year 2012. We made no income tax payments and received no refunds n the nine-month period ended February 28, 2013. We made income tax payments of $0.1 million, and received income tax refunds of less than $0.1 million in the nine-month period ended February 29, 2012.
Net deferred tax assets totaled $12.4 million at February 28, 2013 and $13.7 million at May 31, 2012, of which $9.7 million at February 28, 2013 and $10.7 million at May 31, 2012 were classified as current. Management reviews our deferred tax position and in particular our deferred tax assets whenever circumstances indicate that the assets may not be realized in the future and records a valuation allowance unless such deferred tax assets are deemed more likely than not to be recoverable. The ultimate realization of these deferred tax assets depends upon various factors including the generation of taxable income during future periods. The Company’s deferred tax assets exceeded deferred tax liabilities as of February 28, 2013 and May 31, 2012 primarily as a result of recent losses. Management has concluded that the sources of taxable income we are permitted to consider do not assure the realization of the entire amount of our net deferred tax assets. Accordingly, a valuation allowance is required due to the uncertainty of realizing the deferred tax assets. We recorded a valuation allowance of $5.2 million in fiscal year 2012 through a charge to other comprehensive loss given the increase in actuarial losses in our retirement plans in 2012. We will continue to record additional valuation allowance against additions to our net deferred tax assets for fiscal year 2013 until Management believes it is more likely than not the deferred tax assets will be realized.
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

LIQUIDITY AND CAPITAL RESOURCES
Working Capital. Working capital includes held-for-sale assets pertaining to the December 4, 2012 agreement in which agreed to exchange our expanded shale and clay lightweight aggregates assets for ready-mix operating assets, which include property, plant and equipment. Working capital totaled $182.5 million at February 28, 2013 compared to $218.3 million at May 31, 2012, a decrease of $35.8 million. Cash decreased $56.3 million due to property tax and interest payments.

In addition to cash and cash equivalents of $31.7 million at February 28, 2013, our sources of liquidity include cash from operations and borrowings available under our senior secured revolving credit facility.
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
The borrowing base under the agreement was $148.1 million as of February 28, 2013. We are not required to maintain any financial ratios or covenants unless an event of default occurs or the unused portion of the borrowing base is less than $25 million, in which case we must maintain a fixed charge coverage ratio of at least 1.0 to 1.0. At February 28, 2013, our fixed charge coverage ratio was .48 to 1.0. Given this ratio, we may use only $123.1 million of the borrowing base as of such date. No borrowings were outstanding at February 28, 2013; however, $30.1 million of the borrowing base was used to support letters of credit. As a result, the maximum amount we could borrow as of February 28, 2013 was $93.0 million.
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
The credit agreement contains a number of covenants restricting, among other things, prepayment or redemption of our senior notes, distributions and dividends on and repurchases of our capital stock, acquisitions and investments, indebtedness, liens and affiliate transactions. We are permitted to pay cash dividends on our common stock as long as the credit facility is not in default, the fixed charge coverage ratio is greater than 1.0 to 1.0 and borrowing availability under the borrowing base is more than $40 million. When our fixed charge coverage ratio is less than 1.0 to 1.0, we are permitted to pay cash dividends on our common stock not to exceed $2.5 million in any single instance (which shall not occur more than four times in any calendar year) or $10 million in the aggregate during any calendar year as long as the credit facility is not in default and borrowing availability is more than the greater of $60 million or 30% of the aggregate commitments of all lenders. For this purpose, borrowing availability is equal to the borrowing base less the amount of outstanding borrowings less the amount used to support letters of credit. We were in compliance with all of our loan covenants as of February 28, 2013.

9.25% Senior Notes. On August 10, 2010, we sold $650 million aggregate principal amount of our 9.25% senior notes due 2020 at an offering price of 100%. The notes were issued under an indenture dated as of August 10, 2010. The net proceeds were used to purchase or redeem all of our outstanding 7.25% senior notes due 2013, with additional proceeds available for general corporate purposes.
At February 28, 2013, we had $650 million aggregate principal amount of 9.25% senior notes outstanding. Under the indenture, at any time on or prior to August 15, 2015, we may redeem the notes at a redemption price equal to the sum of the principal amount thereof, plus accrued interest and a make-whole premium. On and after August 15, 2015, we may redeem all or a part of the notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest if redeemed during the twelve-month period beginning on August 15 of the years indicated below:

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
All of our consolidated subsidiaries have unconditionally guaranteed the 9.25% senior notes. The indenture governing the notes contains affirmative and negative covenants that, among other things, limit our and our subsidiaries’ ability to pay dividends on or redeem or repurchase stock, make certain investments, incur additional debt or sell preferred stock, create liens, restrict dividend payments or other payments from subsidiaries to the Company, engage in consolidations and mergers or sell or transfer assets, engage in sale and leaseback transactions, engage in transactions with affiliates, and sell stock in our subsidiaries. We are not required to maintain any affirmative financial ratios or covenants. We were in compliance with all of our covenants as of February 28, 2013.
Contractual Obligations. As of February 28, 2013, there have been no material changes to our material contractual obligations described in our Annual Report on Form 10-K for the year ended May 31, 2012.
During October 2007, we commenced construction on a project to expand our Hunter, Texas cement plant. In May 2009 we temporarily halted construction on the project because we believed that economic and market conditions made it unlikely that cement demand levels in Texas at that time would permit the new kiln to operate profitably if the project was completed as originally scheduled. We resumed construction in October 2010 and began commissioning in November 2012 and should be complete in the spring of 2013. The total capital cost of the project is expected to be between $370 million and $375 million, excluding capitalized interest. As of February 28, 2013, we have incurred $370.9 million, excluding capitalized interest of $98.1 million related to the project, of which $464.1 million has been paid.
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

Cash Flows
Net cash provided by operating activities for the nine-month periods ended February 28, 2013 and February 29, 2012 was $9.8 million and $2.1 million, respectively. The increase was primarily the result of higher income from operations and changes in working capital items.
Net cash used by investing activities for the nine-month periods ended February 28, 2013 and February 29, 2012 was $71.0 million and $89.1 million, respectively.
Capital expenditures incurred in connection with the expansion of our Hunter, Texas cement plant were $61.3 million and $64.9 million in the nine-month periods ended February 28, 2013 and February 29, 2012, respectively, of which $38.5 million and $32.2 million was capitalized interest paid in the nine-month periods ended February 28, 2013 and February 29, 2012, respectively. Capital expenditures for normal replacement and upgrades of existing equipment and acquisitions to sustain existing operations were $17.8 million and $31.4 million in the nine-month periods ended February 28, 2013 and February 29, 2012, respectively, of which $18.0 million was incurred to acquire aggregate reserves in the nine-month period ended February 29, 2012.
Net cash provided by financing activities for the nine-month period ended February 28, 2013 was $4.9 million. Net cash used by financing activities for the nine-month period ended February 29, 2012 was $2.3 million. Debt issuance costs incurred in connection with the extension and modification of our credit facility were $1.6 million in the nine-month period ending February 29, 2012. Dividends paid on our common stock were $2.1 million for the nine-month period ended February 29, 2012. On October 12, 2011 the Company suspended payment of its quarterly cash dividend.
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
The estimated fair value of each class of financial instrument as of February 28, 2013 and May 31, 2012 approximates its carrying value except for long-term debt having fixed interest rates. The fair value of our long-term debt is estimated based on broker/dealer quoted market prices. As of February 28, 2013, the fair value of our long-term debt, including the current portion, was approximately $718.7 million compared to the carrying amount of $660.2 million. As of May 31, 2012, the fair value of our long-term debt, including the current portion, was approximately $646.8 million compared to the carrying amount of $658.2 million.
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

Item 4.    Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of February 28, 2013.
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
Sales of Unregistered Securities. On October 10, 2012, a retiring director was issued 345 shares of our common stock to settle his account for deferred director's fees. On December 28, 2012, our chairman of the board was issued 66,990 shares of our common stock in payment of deferred compensation earned while he was CEO of the Company. Such shares were issued in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities. We are restricted by our loan covenants from purchasing our Common Stock on the open market. However, in connection with so-called “stock swap exercises” of employee stock options, shares are surrendered or deemed surrendered to the Company to pay the exercise price. The following table presents information with respect to such transactions which occurred during the nine-month period ended February 28, 2013.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 1, 2012 – June 30, 2012	—	$—	—	—
July 1, 2012 – July 31, 2012	—	—	—	—
August 1, 2012 – August 31, 2012	4,770	43.33	—	—
September 1, 2012 – September 30, 2012	—	—	—	—
October 1, 2012 – October 31, 2012	—	—	—	—
November 1, 2012 – November 30, 2012	—	—	—	—
December 1, 2012 – December 31, 2012	3,507	50.09	—	—
January 1, 2013 – January 31, 2013	19,504	57.13	—	—
February 1, 2013 – February 28, 2013	—	—	—	—
Total	27,781	$55.08	—	—

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
101
The following financial information from Texas Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of February 28, 2103 and May 31, 2012, (ii) Consolidated Statements of Operations for the three months and nine months ended February 28, 2013 and February 29, 2012, (iii) Consolidated Statements of Comprehensive Loss for the three months and nine months ended February 28, 2013 and February 29, 2102, (iv) Consolidated Statements of Cash Flows for the nine months ended February 28, 2013 and February 29, 2012, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS INDUSTRIES, INC.

March 28, 2013	/s/ Kenneth R. Allen
Kenneth R. Allen
Vice President – Finance and Chief Financial Officer
(Principal Financial Officer)

March 28, 2013	/s/ T. Lesley Vines
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

101
The following financial information from Texas Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of February 28, 2103 and May 31, 2012, (ii) Consolidated Statements of Operations for the three months and nine months ended February 28, 2013 and February 29, 2012, (iii) Consolidated Statements of Comprehensive Loss for the three months and nine months ended February 28, 2013 and February 29, 2102, (iv) Consolidated Statements of Cash Flows for the nine months ended February 28, 2013 and February 29, 2012, and (v) the Notes to Consolidated Financial Statements.