Form 10-K
period 2013-05-31
TEXAS INDUSTRIES INC
filed 2013-07-22
CIK 97472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $1,335,904,339, computed by reference to the price at which the common stock was last sold on the New York Stock Exchange as of November 30, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter.
There were 28,576,319 shares of the Registrant’s common stock outstanding as of July 9, 2013.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant’s definitive proxy statement for the 2013 annual meeting of shareholders are incorporated by reference into Part III.

PART I
ITEM 1.    BUSINESS
When used in the Report, the terms “Company,” “we,” “us,” or “our” mean Texas Industries, Inc. and subsidiaries unless the context indicates otherwise.
General
We are a leading supplier of heavy construction materials in the southwestern United States through our three business segments: cement, aggregates and consumer products. Our cement segment produces gray portland cement and specialty cements. Our cement production and distribution facilities are concentrated primarily in Texas and California, the two largest cement markets in the United States. Based on production capacity, we are the largest producer of cement in Texas with a 32% share in that state. Our aggregates segment produces natural aggregates, including sand, gravel and crushed limestone. Our consumer products segment produces ready-mix concrete. We are a major supplier of natural aggregates and ready-mix concrete in Texas and northern Louisiana and, to a lesser extent, in Oklahoma and Arkansas. For financial information about our business segments, see Note 11 of Notes to Consolidated Financial Statements in Item 8 of this Report.
As of May 31, 2013, we had 123 manufacturing facilities in five states. In fiscal year 2013, our net sales were $697.1 million, of which 48% was generated by our cement segment, 19% by our aggregates segment, and 33% by our consumer products segment. During the year, we shipped 4.4 million tons of finished cement, 14.6 million tons of natural aggregates and 2.8 million cubic yards of ready-mix concrete. We also shipped 1.0 million cubic yards of lightweight aggregates before we transferred our lightweight aggregate production facilities to a subsidiary of Trinity Industries, Inc. in the asset exchange transaction described below.
During fiscal year 2013, we saw an increasing level of construction activity in the Texas area and, to a lesser extent, in California, although activity remained at levels significantly below those experienced prior to the recent recession. We have intensified our efforts on reducing costs, conserving cash and continuously improving our operations and sales. This will remain our focus as construction activity improves.
On April 1, 2011 we entered into an asset exchange transaction in which we acquired the ready-mix operations of Transit Mix Concrete and Materials Company, a subsidiary of Trinity Industries, Inc., that serve the central Texas market from north of San Antonio to Hillsboro, Texas. In exchange for the ready-mix facilities, we transferred to Trinity Materials, Inc., also a subsidiary of Trinity Industries, Inc., the aggregate operations at the Anacoco sand and gravel plant, which serves the southwest Louisiana and southeast Texas markets, and the Paradise and Beckett sand and gravel plants, which both serve the north Texas market.
On July 29, 2011, we acquired from CEMEX, USA three ready mix concrete plants and one sand and gravel plant in the Austin metropolitan market, adding to our existing ready mix and aggregate presence in the region. As a part of the transaction, we transferred to CEMEX USA seven ready mix concrete plants in the Houston market.
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
On April 20, 2012, we sold our aggregate rail distribution terminal including 154 acres of land and associated assets in Stafford, Texas, south of Houston, to Lex Missouri City, LP. We continue to supply aggregates to the Houston market through our aggregate distribution terminal in Katy, Texas, west of Houston.
On March 22, 2013, we exchanged our expanded shale and clay manufacturing facilities in Texas, Colorado and California, our DiamondPro® product line and related assets for 42 ready-mix concrete plants stretching from Texarkana to Beaumont in east Texas and in southwestern Arkansas, two aggregate distribution facilities in Beaumont and Port Arthur, Texas, $8.5 million in cash and related assets owned by subsidiaries of Trinity Industries, Inc.

During the spring of 2013 we completed the commissioning of our new cement kiln and related production equipment at our Hunter, Texas cement plant. The new kiln has annual cement production capacity of approximately 1.4 million tons. The total capital cost of the project was approximately $374.1 million, excluding capitalized interest of $105.2 million related to the project. Concurrently with the commissioning of the new kiln, we shut down our existing kiln for installation of a new baghouse in order to meet the requirements of new federal environmental regulations, and to make other repairs and equipment upgrades. The original kiln has annual cement production capacity of approximately .9 million tons, and is expected to be ready to return to production in the first calendar quarter of 2014.

We expect our capital expenditures in fiscal year 2014 to be $30 million to $40 million.
Our Competitive Strengths and Strategies
We believe the following competitive strengths and strategies are key to our ability to grow and compete successfully:
Leading Market Positions.    We strive to be a major supplier in markets that have attractive characteristics, such as large market size, above average long-term projected population growth, strong economic activity and a year-round building season. Based on production capacity, we are the largest producer of cement in Texas with a 32% share of total production capacity, and the second largest producer of cement in southern California. We believe we are also the second largest supplier of stone, sand and gravel natural aggregate products in North Texas, one of the largest suppliers of ready-mix concrete in north Texas, east Texas and the central Texas/Austin region, and one of the largest suppliers of sand and gravel aggregate products and ready-mix concrete in northern Louisiana. We believe our leadership in these markets enhances our competitive position.
Integrated Operations.    Historically, a significant part of our operating approach has focused on the synergies available from operating in the cement, aggregate and ready-mix businesses. We plan to continue to assess opportunities to enhance our operations in similar ways.
Low Cost Supplier.    We strive to be a low cost supplier in our markets. We believe we have some of the most efficient cement production capacity in the industry. We focus on optimizing the use of our equipment, enhancing our productivity and exploring new technologies to further improve our unit cost of production at each of our facilities. Efficient plant designs, high productivity rates and innovative manufacturing processes are all results of our focus on being a low cost supplier.
Strategic Locations and Markets.    The strategic locations of our facilities near our customer base and sources of raw materials allow us to access the largest cement consuming markets in the United States. Our cement manufacturing facilities are located in Texas and California, the two largest U.S. cement markets. During calendar year 2012, Texas and California accounted for approximately 13.6 million and 8.3 million tons, respectively, of cement consumption or approximately 15% and 10%, respectively, of total U.S. cement consumption. California and Texas have also been the largest beneficiaries of federal transportation funding during the last several years. Funds distributed under federal highway legislation historically have comprised a majority of California and Texas’ public works spending. Additionally, Texas utilizes private sources of funds for highway construction through public-private partnerships.
Diversified Product Mix and Broad Range of End-User Markets.    Our revenue streams are derived from multiple end-user markets, including the public works, residential, commercial, industrial and institutional construction sectors, as well as the oil and gas industry. Accordingly, we have a broad and diverse customer base. Our diversified mix of products provides access to this broad range of end-user markets and helps mitigate the exposure to cyclical downturns in any one product or end-user market. No one customer accounted for more than 10% of our net sales in fiscal year 2013.
Long-Standing Customer Relationships.    We have established a solid base of long-standing customer relationships. For example, our ten largest customers during fiscal year 2013 have done business with us for an average of 15 years. We strive to achieve customer loyalty by delivering superior customer service and maintaining an experienced sales force with in-depth market knowledge. We believe our long-standing relationships and our leading market positions help to provide additional stability to our operating performance and make us a preferred supplier.
Experienced Management Team.    Mel Brekhus, our chief executive officer, Ken Allen, our chief financial officer, Jamie Rogers, our chief operating officer, and the vice presidents for the cement, aggregates and consumer products segments have an average of almost 25 years of industry experience. Our management team has led our company through several industry cycles and has demonstrated the ability to successfully complete and operate major expansion projects.
Products
Cement Segment
Our cement operations produce gray portland cement as our principal product. We also produce specialty cements such as masonry and oil well cements. Our cement production facilities are located at Midlothian, Texas, south of Dallas/Fort Worth, Hunter, Texas, between Austin and San Antonio; and Oro Grande, California, near Los Angeles. The limestone reserves used as the primary raw material are located on property we own adjacent to each of the plants. We also operate a cement terminal and packaging facility at our Crestmore plant near Riverside, California, and we operate its gray portland cement grinding facility on an as needed basis. Additional information about our cement production facilities and associated limestone reserves is provided in Item 2, Properties, of this Report.
We produced approximately 4.3 million tons of finished cement during fiscal year 2013. We shipped approximately 4.4 million tons during the year, of which 3.8 million tons were shipped to outside trade customers. At May 31, 2013, our backlog was approximately 1.0 million tons, approximately .4 million tons of which we do not expect to fill in fiscal year 2014. At May 31, 2012, our backlog was approximately .9 million tons.

During the recent recession, we modified our operating processes in order to reduce costs and more closely match cement production to demand in our markets. We expect to realize the benefits that come with the normal operation of our cement production facilities as construction activity improves in our markets. However we will continue to temporarily idle our cement kilns to the extent necessary to control inventories.
In July 2010 we decided to surrender the operating permits for the four wet kilns at our Midlothian plant, which had a rated annual production capacity of 600,000 tons of clinker. We plan to replace the production capacity of the wet kilns by increasing the much more efficient capacity of the large modern dry process kiln at the plant. Closing the four wet kilns allowed us to obtain the permits needed to enhance and optimize the dry kiln. We do not yet have a schedule to construct the enhancements, so we cannot yet estimate the cost for the enhancements.
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
Cement is distributed by rail or truck to 5 distribution terminals located throughout the marketing area. Transportation costs vary depending on the mode of transportation utilized.
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
We produced approximately 14.2 million tons of natural aggregates during fiscal year 2013. We shipped approximately 14.8 million tons of natural aggregates during fiscal year 2013, of which 11.3 million tons were shipped to outside trade customers. At May 31, 2013, our backlog was approximately 1.5 million tons, approximately 1.4 million tons of which we expect to ship in fiscal year 2014. At May 31, 2012, our backlog was approximately 1.4 million tons.
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
Products are distributed to trade customers principally by contract or customer-owned haulers or through rail distribution facilities. To enhance our efficiency and competitiveness, particularly in sales of crushed stone, we strive to establish direct rail links between production facilities and our key markets, reducing the cost of transportation. We have installed rail capacity at our crushed stone plants and 6 rail terminals close to major markets, which allows rapid loading and unloading of product. In local areas surrounding our rail terminals, we believe we have a transportation cost advantage over some competing suppliers who rely to a greater extent on truck transportation.
Lightweight Aggregates.    Until March 2013 we manufactured expanded shale and clay lightweight aggregates at production facilities located in Texas, California and Colorado. On March 22, 2013 we transferred our lightweight aggregates facilities to a subsidiary of Trinity Industries, Inc. in connection with the asset exchange transaction described above. Prior to the transaction, we produced approximately 0.9 million cubic yards of lightweight aggregates during fiscal year 2013. We shipped approximately 1.0 million cubic yards of lightweight aggregates during fiscal year 2013, of which approximately 0.9 million cubic yards were shipped to outside trade customers.
Consumer Products Segment
Ready-mix Concrete.    Our ready-mix concrete operations are situated in three areas in Texas (the Dallas/Fort Worth/Denton area of north Texas, the Austin area of central Texas and from Beaumont to Texarkana in east Texas), in north and central Louisiana, and in southwestern Arkansas. We acquired 39 of the locations in east Texas and 3 in Arkansas on March 22, 2013, as part of the asset exchange transaction described above. We are also a 40% partner in a joint venture that has ready mix concrete operations in the northern part of central Texas area centered around Waco, Texas. Additional information about our ready mix concrete production facilities is provided in Item 2, Properties, of this Report.
We shipped approximately 2.8 million cubic yards of ready-mix concrete during fiscal year 2013. At May 31, 2013, our backlog was approximately 2.4 million cubic yards, approximately 1.7 million cubic yards of which we expect to ship in fiscal year 2014. At May 31, 2012, our backlog was approximately 1.8 million cubic yards.

We manufacture and supply a substantial amount of the cement and aggregates raw materials used by our ready-mix plants. The remainder is purchased from outside suppliers. Ready-mix concrete is sold to various contractors in the construction industry, no one of which would be considered material to our business. We believe that we are a significant participant in the Texas and Louisiana concrete products markets in which we operate. Because we are a producer of cement and aggregates, the primary components of concrete, we believe that our customers view us as a reliable supplier of quality concrete, particularly during times that the supply of raw materials is tight.
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
Employees
At May 31, 2013, we had approximately 2,040 employees. Approximately 140 employees at our Oro Grande, California cement plant are covered by a collective bargaining agreement with an expiration date in June 2015. Approximately 37 employees at our Crestmore plant near Riverside, California are covered by a collective bargaining agreement that expires in August 2013. We expect to reach agreement on a new collective bargaining agreement, but we cannot guarantee this result, nor can we predict what action the union may take if we cannot reach agreement.
We believe our relationship with our employees is good.

Legal Proceedings
In March 2008, the South Coast Air Quality Management District, or SCAQMD, informed one of our subsidiaries, Riverside Cement Company (Riverside), that it believed that operations at the Crestmore cement plant in Riverside, California caused the level of hexavalent chromium, or chrome 6, in the air in the vicinity of the plant to be elevated above ambient air levels. Chrome 6 has been identified by the State of California as a carcinogen. Riverside immediately began taking steps, in addition to its normal dust control procedures, to reduce dust from plant operations and eliminate the use of open clinker stockpiles. In February 2008, the SCAQMD placed an air monitoring station at the downwind property line closest to the open clinker stockpiles. In the SCAQMD’s first public report of the results of its monitoring, over the period of February 12 to April 9, 2008, the average level of chrome 6 was 2.43 nanograms per cubic meter, or ng/m³. Since that time, the average level has decreased. The average levels of chrome 6 reported by the SCAQMD at all of the air monitoring stations in areas around the plant, over the entire period of time they have operated those stations, including the station at the property line, average below 1.0 ng/m³ over the entire period of time it has operated the stations. The SCAQMD compared the level of exposure at the air monitor on our property line with the following employee exposure standards established by regulatory agencies:

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
Executive Officers of the Registrant
Following is information as of June 30, 2013 about our executive officers:
Mel G. Brekhus, age 64, has been President and Chief Executive Officer since June 1, 2004. From 1998 through May 2004, he was Executive Vice President, Cement, Aggregate and Concrete. He joined us in 1989 as Vice President, Cement Production and within a short period became Vice President, Cement. His career in the cement industry began in 1972 when he joined Lehigh Portland Cement Company (1972-1983). While at Lehigh, he held various positions throughout the United States as Chemist, Production Manager and Plant Manager. He was Technical Manager and Plant Manager for Missouri Portland

Cement Company (1984-1989) in their Midwest operations. His professional affiliations include the Portland Cement Association, where he is Past Chairman and presently a Director.
Kenneth R. Allen, age 55, has been Vice President, Finance and Chief Financial Officer since August 1, 2008. Mr. Allen joined us in 1985 and became Treasurer in 1991 and Vice President and Treasurer in 1999. He continued to serve as Treasurer until July 2008, and from September 2009 until April 2011. Mr. Allen is a director of The Empire District Electric Company.
Frederick G. Anderson, age 62, has been Vice President, General Counsel and Secretary since November 2004. He has been a practicing attorney for over 30 years. From March 2003 until November 2004 he engaged in the private practice of law, including as of counsel to Davis Munck P.C., a Dallas, Texas based law firm. Prior to March 2003, he was Senior Vice President, General Counsel and Secretary of two public companies and a partner in a large international law firm. Mr. Anderson maintains membership in the State Bar of Texas and Dallas Bar Association. He is a former Chairman of the Legal Counsels Committee of the Portland Cement Association.
Barry M. Bone, age 55, has been Vice President-Real Estate since 1995 and President of Brookhollow Corporation, our real estate subsidiary, since 1991. He joined us in 1982 and has served in various real estate positions since then.
Michael P. Collar, age 60, has been Vice President-Human Resources of the Company since June 1, 2010. From June 2002 until June 2010, he was Director, Human Resources of the Company. Prior to joining the Company in 2002, Mr. Collar had over 20 years of human resources experience with companies such as Ford Motor Company and Atlantic Richfield Company. Mr. Collar is a member of the Executive Committee of the Cement Employers Association.
James B. Rogers, age 46, has been Vice President and Chief Operating Officer since June 1, 2011. From August 2002 through May 2011, he was Vice President-Consumer Products. He joined us in 1996 and has held various positions in our cement, aggregates and concrete operations since then. He is a director of the National Ready-Mix Concrete Association and the Texas Aggregates and Concrete Association.
T. Lesley Vines, Jr. age 50, has been Vice President-Corporate Controller since 2004 and Treasurer since April 2011. He was Assistant Treasurer from September 2009 to April 2011. He joined us in November 1995 as the Corporate Tax Manager and later became our Director of Accounting and Tax prior to becoming the Vice President-Corporate Controller. Prior to 1995, he was a Senior Manager with Ernst & Young. Mr. Vines is a Certified Public Accountant.
Executive officers are elected annually by the board of directors and serve at the pleasure of the board.
Available Information
Our company was incorporated in Delaware in 1951. Our internet address is www.txi.com. We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. The SEC maintains an internet web site that contains our reports, proxy statements and other information that is filed electronically with the SEC, which may be accessed at http://www.sec.gov. You may read and copy our reports, proxy statements and other information at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call (800) SEC-0330 for further information on the Public Reference Room.
We make available, free of charge, through our investor relations website at http://investorrelations.txi.com our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with the SEC. Our annual report to shareholders and Code of Ethics for the CEO and Senior Financial Officers are also available at this website. We intend to disclose amendments and waivers of our Code of Ethics on this website.

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

We are dependent on information technology to support many facets of our business.
If our information systems are breached or destroyed or fail due to cyber-attack, unauthorized access, natural disaster, or equipment breakdown, our business could be interrupted, proprietary information could be lost or stolen, and our reputation could be damaged.  We take measures to protect our information systems from such occurrences, but we cannot assure you that our efforts will always prevent them.  Our business could be negatively affected by any such occurrences.

Our future success depends upon attracting, developing and retaining qualified key personnel.
Our success in attracting qualified key personnel, particularly in leadership positions, is affected by the availability of a pool of workers with the training and skills necessary to fill the available positions, our ability to offer competitive compensation and benefit packages and our ability to effectively develop and train our employees.
Third-party truck and rail transportation is subject to delays and rate fluctuations.
We rely heavily on third-party truck and rail transportation to ship our products to customers and coal to our plants. Rail and trucking operations are subject to capacity constraints, high fuel costs and various hazards, including extreme weather conditions and slowdowns due to labor strikes and other work stoppages. In Texas, we compete for third party trucking services with operations in the oil and gas fields, which can significantly constrain the availability of those services to us. If there are material changes in the availability or cost of rail or trucking services, we may not be able to arrange alternative and timely means to ship our products or coal at a reasonable cost, which could lead to interruptions or slowdowns in our businesses or increases in our costs.
Our business is seasonal and inclement weather can affect our quarterly results.
Our operating profit is generally lower in our fiscal third quarter ending on the last day of February than it is in our other fiscal quarters because of the impact of winter weather on construction activity. Although southern California and Texas are regions characterized by longer periods of favorable weather than in many parts of the U.S., extended periods of inclement weather in one of our market regions can reduce construction activity at any time of the year and negatively affect our financial results in the periods in which the inclement weather occurs.
Our business is cyclical and regional in nature. Some of our competitors may cope better than we can with adverse economic and market conditions.
Demand for our products is derived primarily from public (infrastructure), residential and non-residential construction activity in our markets in the Texas region and the southern California region. Construction activity in each of these markets is cyclical due to its sensitivity to economic conditions in these markets. During the recent economic recession, we experienced significant declines in both sales volumes and prices for our products in all of our market areas. Due to the high fixed-cost nature of our business, our profitability can be significantly and negatively affected by declining volumes, and decreasing prices exacerbate the affect. During fiscal year 2013, we saw an increasing level of construction activity in our markets in the Texas area and, to a lesser extent, in California, although activity remained at levels significantly below those experienced prior to the recent recession. As a result we reported losses in the first three fiscal quarters of 2013.
The cement, aggregate and concrete markets are generally regional because transportation costs are high relative to the value of the product. Economic factors may fluctuate more widely in regional markets than in the United States as a whole. As a result, our operating results are subject to significant fluctuation from one region to another. Because we sell most of our cement in Texas and southern California, and because cement sales have historically contributed more to our profitability than any other product line, significant declines in cement demand or prices in Texas or southern California could have a negative impact on us.
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
Federal funding has historically comprised a majority of California and Texas’ public works spending. Federal highway funding has typically been provided through multi-year highway funding authorization bills.. After a series of short-term extensions of the previous transportation funding bill, a new funding bill was signed by the President in July 2012. The bill authorizes approximately $118 billion of funding for surface transportation programs for the 27 month period ending September 30, 2014. Spending constraints resulting from budget negotiations in Congress may limit expenditure of the authorized funding or amounts authorized in any future funding bills.
State budgets in Texas and California were constrained by the recent recession, which negatively affected state funding for public works projects. A significant decrease in public works spending in either Texas or California for any reason could have an adverse impact on us.
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

Implementation of federal and state laws and regulations, changes in laws or regulations or permits, or discovery of currently unknown conditions could increase our cost of compliance, require additional capital expenditures, reduce or shut down production or hinder our ability to expand or build new production facilities.
California Climate Change Regulations.    The “California Global Warming Solutions Act of 2006” required the California Air Resources Board, or CARB, to implement rules designed to achieve a statewide reduction in emissions of greenhouse gases, or GHGs, in California to 1990 levels by 2020. In response, CARB adopted rules that establish a market-based cap-and-trade program beginning on January 1, 2013. The rules apply to our cement plant in Oro Grande, California.
The rules establish a statewide cap on the level of GHG emissions from covered industries for each year from 2013 to 2020. The cap will decline approximately 2% to 3% per year. Individual facilities such as ours will not be assigned a specific limit on GHG emissions. Instead, we will be required to surrender allowances (each covering the equivalent of one ton of carbon dioxide) equal to our total GHG emissions. CARB will allocate allowances equal to the declining cap in a manner prescribed by the rules. To provide a gradual transition, CARB will provide significant free allowances to cement plants because they are energy intensive and trade exposed businesses. If our emissions exceed the number of allowances we receive, we may purchase additional allowances in the open market, buy them at a regular quarterly auction conducted by CARB or purchase them from a state price containment reserve. The rules establish a minimum price of $10 per ton for 2013, and actual prices will depend on market conditions.
Our allocation of free allowances will be based on our annual GHG intensity (i.e., our GHG emissions per unit of production) compared to the California cement sector intensity benchmark determined by CARB. Our level of free allowances will be reduced over time with the implementation of a cap adjustment factor intended to gradually reduce the statewide cap over time. We expect that the number of free allowances allocated to us will not be sufficient to cover all of our GHG emissions, but we will be unable to determine the total number of allowances that we will be required to purchase for any fiscal period until the period ends and our total GHG emissions for the period are determined. We have begun to purchase allowances to cover GHG emissions that we expect will exceed our free allowances.
We expect to incur additional costs because of these regulations. In addition to the cost of purchasing allowances, we also expect that our energy costs will increase due to the impact of these regulations on the electric utility industry. The California cement industry is discussing a number of issues with CARB, including a California border adjustment mechanism to help create a level playing field with imported cement, but it is uncertain whether such a mechanism will be implemented. The validity of the law and rules remains under attack in several lawsuits, the results of which remain uncertain. As a result of these and other uncertainties, at this time we cannot predict the ultimate cost or effect of the rules on our business.
Federal Climate Change Regulations.    In May 2010, the EPA issued a final rule that requires us to incorporate best available GHG control technology in any new cement plant that we propose to build and in our existing cement plants when we propose to modify them in a manner that would increase GHG emissions (in our case, principally carbon dioxide emissions) by more than 75,000 tons per year. This rule was challenged in court by many public and private parties, but in June 2012 the U.S. Circuit Court for the District of Columbia upheld the GHG rules. The court's decision has been appealed to the U.S. Supreme Court, but the Court has not yet ruled on whether it will hear the case.
No technologies or methods of operation for reducing or capturing GHGs such as carbon dioxide have been proven successful in large scale applications other than improvements in fuel efficiency. In the event we propose to modify a plant in a way that would trigger the new rules, we do not currently know what the EPA will require as best available control technology for our cement plants or what conditions it will require to be added to our operating permits . In addition, we cannot predict the ultimate outcome of the appeal of the circuit court's decision upholding the GHG rules or the outcome of the policy debates in the U.S. Congress regarding the regulation of GHGs. Therefore, at this time, it is impossible to predict what the ultimate cost or effect of the EPA’s GHG rules will be on our business.
Regional Climate Change Initiatives.    Various states have banded together in initiatives to develop regional strategies to address climate change. Certain western states, including California, and Canadian provinces have formed the Western Climate Initiative. Some Midwestern states and a Canadian province are members of the Midwestern Greenhouse Gas Reduction Accord. Several northeastern and mid-Atlantic states have joined the Regional Greenhouse Gas Initiative. These initiatives call for establishing goals for reduction of greenhouse gas emissions in the member states and designing market-based mechanisms to help achieve these reduction goals. California’s climate change laws and regulations are designed to coordinate with the Western Climate Initiative. Other states may join these initiatives or form additional initiatives or coalitions intended to regulate the emission of GHGs.
Federal Air Emission Regulations.    In 2010 the EPA issued rules that dramatically reduced the permitted emissions of mercury, total hydrocarbons, particulate matter and hydrochloric acid from cement plants. After a court remanded the rules to the EPA for further action, revised final rules were issued in December 2012. The revised rules extended the compliance date from September 2013 to September 2015. Several environmental groups have challenged in court the extension of the compliance date, but we believe this challenge is unlikely to succeed.
We have conducted tests to analyze the current level of compliance of our cement plants with the standards in the revised rule. Based on information currently available to us, we believe that our plant in Oro Grande, California will not meet the mercury emission standard or the hydrochloric acid standard, The older kiln at our plant in Hunter, Texas will not meet the particulate matter standard. We expect that the new kiln at the Hunter plant, will meet the particulate matter and other standards. Although we believe that our plants meet the other emission requirements in the revised rules, we cannot yet assure you that this will be the case.
For the Oro Grande plant, we have identified mercury monitoring and control equipment that we believe will comply with the mercury standard, and we continue to evaluate other control methods that may comply with the standard at a lower cost. We also have identified equipment that we believe will comply with the hydrochloric acid standard. We are constructing a new bag house that we expect will bring the original kiln at the Hunter plant into compliance with the particulate matter standard. We currently believe the cost for installing monitoring and control equipment at both plants will be in the range of $25 million to $35 million.
It is our intention to comply with these rules, but at this time we cannot assure you that new equipment will be available and installed before the new standards take effect, or that such equipment, when installed, will reduce emissions sufficiently to meet the new standards.
Future litigation could affect our profitability.
The nature of our business exposes us to various litigation matters. These matters may include claims by private parties or governmental entities seeking compensatory and punitive damages, environmental clean up costs, penalties, injunctive relief or other types of recovery. The types of claims to which we may be subject include:

•	Product liability claims that our products have caused injuries to persons or buildings, roadways, oil wells, or other structures to fail or not comply with specifications.

•	Contract claims that we have breached a legally enforceable agreement in a manner that has damaged one or more other parties.

•	Employment claims that we violated anti-discrimination, wage and hour, fair labor standards or other employment related laws, regulations or contracts.

•	Claims by regulatory or administrative bodies that we have violated specified laws, regulations or permit conditions.

•	Environmental claims that we have exposed individuals to or contaminated property with toxic or hazardous substances.

•	Other tort claims that our actions or omissions caused damage to persons or property.
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
Our capital expenditures for expansion of our business or improvement of efficiencies may not strengthen our competitive position.
In order to strengthen our competitive position, in recent years we have made significant capital expenditures to expand our facilities. We expect to continue to enter into projects to expand production or improve efficiencies. Future projects could experience construction delays or cost overruns for many reasons, including inclement weather, unavailability of materials or equipment, unanticipated site conditions and unanticipated problems in obtaining required permits during construction, startup and commissioning. We cannot assure you that market conditions will be favorable, that the actual cost of the any projects will not exceed our cost projections or that additional financing, if required, will be available on acceptable terms. We cannot assure you that any new or expanded plant, when completed, will operate in accordance with its design specifications. If it does not, we could incur additional costs or production delays while problems are corrected. As we do not have control over the cost or the outcome of these factors, we cannot assure you that any planned expansion will occur on schedule or within budget.
As a result of these or other unanticipated factors, any future projects and related capital expenditures may not improve our competitive position and business prospects as anticipated.
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
Our ability to make payments on, or repay or refinance, our debt and to fund planned capital expenditures will depend largely upon the availability of financing and our future operating performance. In three out of the last five fiscal years we incurred a net loss. Our future operating performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds in the future if needed to make payments on our debt will depend on our satisfaction of the covenants in our senior secured credit facility and our other current and future debt agreements. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior secured credit facility or from other sources in an amount sufficient to pay our debt or to fund our other liquidity needs. If we are unable to generate sufficient cash flow to meet our debt service requirements, we may have to renegotiate the terms of our debt or obtain additional financing. We cannot assure you that we will be able to refinance any of our debt or obtain additional financing on commercially reasonable terms or at all. If we were unable to meet our debt service requirements or obtain new financing under these circumstances, we would have to consider other options, such as:

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
At May 31, 2013 we were in compliance with our loan covenants. Various risks and events beyond our control could in the future affect our ability to comply with these covenants and maintain financial tests and ratios. If we cannot comply with the fixed charge coverage ratio in our senior secured credit facility and the unused portion of our borrowing base falls below $25 million, we may not be able to borrow under this facility. At May 31, 2013, our fixed charge coverage ratio was .40 to 1.0. Given this ratio, we may use only $111.9 million of the borrowing base as of such date. Because $32.6 million of the borrowing base was used to support letters of credit, the maximum amount we could borrow as of May 31, 2013 was $79.3 million.
Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements, terminate any commitments they made to supply us with further funds and foreclose on collateral. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by our financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. We cannot assure you that we would be able to obtain waivers or amendments of our financing agreements, if necessary, on acceptable terms or at all.
Our business could suffer if cement imports from other countries significantly increase or are sold in the U.S. in violation of U.S. fair trade laws.
The cement industry has in the past obtained antidumping orders imposing duties on imports of cement and clinker from other countries that violated U.S. fair trade laws. Currently, an antidumping order against cement and clinker from Japan will expire in 2016 unless it is extended by the Federal Trade Commission. As has always been the case, cement operators with import facilities can purchase cement from other countries, such as those in Latin America and Asia, which could compete with domestic producers. In addition, if environmental regulations increase the costs of domestic producers compared to foreign producers that are not subject to similar regulations, imported cement could achieve a significant cost advantage over domestically produced cement. An influx of cement or clinker products from countries not subject to antidumping orders, or sales of imported cement or clinker in violation of U.S. fair trade laws, could adversely affect us.

ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
General
As of May 31, 2013, we:

•	manufactured cement at three facilities in Texas and California using limestone from adjacent quarries,

•	produced natural aggregates (sand, gravel and crushed limestone) from 9 mines in Texas, Louisiana and Oklahoma, and

•	manufactured ready-mix concrete at 103 plants in Texas, Louisiana and Arkansas.
In addition, we operated 5 cement distribution terminals, 6 aggregate distribution terminals, and 1 cement packaging facility.

The following map shows the locations of our cement, aggregate and ready-mix manufacturing and distribution facilities at May 31, 2013, all of which are in the United States.

Counties with one or more Ready Mix Concrete Facilities
NORTH
Cement Production Facility
Rail Terminal
Sand and Gravel Production Facility
Crushed Stone Production Facility
0
175
350
miles

Reserves are estimated by our geological and mine services group based upon drilling and testing data sufficient to elevate reserves to probable status. The estimates of reserves are of recoverable stone, sand and gravel of suitable quality for economic extraction, recognizing reasonable economic and operating constraints as to excavation, maximum depth of overburden, permit or zoning restrictions and lease terms on any leased property. Aggregate resource holdings are generally not reported as reserves until a recovery plan has been developed. The average estimated minimum reserves in years shown below are based on normalized annual rates of production. Certain individual locations may be subject to more limited reserves.

Cement
Our cement production facilities are located at three sites in Texas and California: Midlothian, Texas, south of Dallas/Fort Worth; Hunter, Texas, between Austin and San Antonio; and Oro Grande, California, near Los Angeles. The following table summarizes certain information about our cement manufacturing facilities at May 31, 2013:

Plant	Rated Annual Productive Capacity— Tons of Clinker	Manufacturing Process	Service Date	Internally Estimated Minimum Reserves—Years
Midlothian, TX	2,200,000	Dry	2001	58
Hunter, TX	2,250,000	Dry	2013 and 1981	100
Oro Grande, CA	2,200,000	Dry	2008	66
Total	6,650,000
Reserves identified with the facilities shown above are contained on approximately 5,579 acres of land we own. At May 31, 2013, we estimate our total proven and probable limestone reserves to be approximately 892 million tons.

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
Natural Aggregates
Our natural aggregate operations are conducted from facilities primarily serving the Dallas/Fort Worth and Austin areas in Texas; the southern Oklahoma area; and the Alexandria and Monroe areas in Louisiana. The following table summarizes certain information about our natural aggregate production facilities at May 31, 2013.

Type of Facility and General Location	Number of Plants	Rated Annual Productive Capacity	Internally Estimated Minimum Reserves—Years
Crushed Limestone:
North Central Texas	1	9.0 million tons	30
Oklahoma	1	6.0 million tons	90
Sand & Gravel:
North Central Texas	2	2.3 million tons	15
Central Texas	2	2.3 million tons	25
Louisiana	3	0.9 million tons	10
Reserves identified with the facilities shown above and additional reserves available to support future plant sites are contained on approximately 19,646 acres of land, of which we own approximately 15,266 acres and lease the remainder. We typically acquire an option on a property prior to lease or purchase. At May 31, 2013, we estimate our total proven and probable aggregate reserves to be approximately 789 million tons, of which 83% are owned and 17% are leased.
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

Ready-Mix Concrete
Our ready-mix concrete operations are situated in three areas in Texas (Dallas/Fort Worth/Denton, central Texas and east Texas), in north and central Louisiana, and southern Arkansas. The following table summarizes certain information about our ready-mix concrete facilities at May 31, 2013.

Location	Number of Plants	Number of Trucks
Texas	90	481
Louisiana	12	78
Arkansas	4	9
We hold approximately 810 acres for our current and future ready-mix concrete operations, of which we own approximately 683 acres and lease approximately 127 additional acres.
Our ready-mix concrete manufacturing facilities include batch plants and other equipment in addition to the delivery trucks listed above. The ready-mix concrete facilities are served by truck. We believe the facilities are generally in good condition and suitable for the purposes for which they are used.
Other
See “Intellectual Property” and “Real Estate” in Item 1, Business.

ITEM 3.    LEGAL PROCEEDINGS
The information required by this item is included in “Legal Proceedings” in Item 1 of this Report and in Note 10 to Consolidated Financial Statements in Item 8 of this Report.

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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market and Shareholder Information
Shares of our common stock, $1 par value, are traded on the New York Stock Exchange (ticker symbol TXI). There were 1,348 shareholder accounts of record as of June 30, 2013. Restrictions on the payment of dividends are described in Note 4 of Notes to Consolidated Financial Statements in Item 8 of this Report. On October 12, 2011, the Company suspended payment of its quarterly cash dividend. The following table sets forth for each of the fiscal quarterly periods ending with the month indicated the high and low prices per share for our common stock as reported on the New York Stock Exchange and cash dividends declared per share.

Per share	Aug.	Nov.	Feb.	May
2013
Stock prices: High	$45.68	$47.33	$60.79	$75.30
Low	30.10	38.14	45.90	56.28
Cash dividends declared	—	—	—	—
2012
Stock prices: High	$43.09	$39.34	$36.18	$38.66
Low	30.11	21.89	24.73	30.77
Cash dividends declared	0.075	—	—	—
Equity Compensation Plan Information
The following table summarizes our equity compensation plans as of May 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,508,533	$40.68	2,767,638
Equity compensation plans not approved by security holders(2)	4,635	—	—
Total	1,513,168	$40.56	2,767,638

(1)	Our equity compensation plans are described in Note 7 of Notes to Consolidated Financial Statements in Item 8 of this Report.

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

Recent Sales of Unregistered Securities
We did not sell unregistered equity securities during fiscal year 2013 that were not reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
Issuer Purchases of Equity Securities
We are restricted by our loan covenants from purchasing our Common Stock on the open market. However, in connection with so-called "stock swap exercises" of employee stock options, shares are surrendered or deemed surrendered to the Company to pay the exercise price or to satisfy tax withholding obligations. The following table presents information with respect to such transactions which occurred during the three-month period ended May 31, 2013.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2013-March 31, 2013	—	—	—	—
April 1, 2013-April 30, 2013	—	—	—	—
May 1, 2013-May 31, 2013	16,575	65.82	—	—
Total	16,575	65.82	—	—

ITEM 6.    SELECTED FINANCIAL DATA

$ In thousands except per share	2013	2012	2011	2010	2009
FOR THE YEAR
Net sales	$697,081	$594,105	$571,906	$571,684	$770,823
Net income (loss) from continuing operations	(10,494)	1,928	(69,472)	(44,702)	(26,960)
Net income (loss) from discontinuing operations	35,044	5,548	4,559	5,849	9,313
Net income (loss)	24,550	7,476	(64,913)	(38,853)	(17,647)
Capital expenditures	92,518	105,983	44,637	12,840	286,451
PER SHARE INFORMATION
Net income (loss) (diluted)
Continuing Operations	$(0.37)	$0.07	$(2.49)	$(1.61)	$(0.98)
Discontinuing Operations	$1.24	$0.20	$0.16	$0.21	$0.34
Total Operations	$0.87	$0.27	$(2.33)	$(1.40)	$(0.64)
Cash dividends	—	0.075	0.30	0.30	0.30
Book value	26.75	24.87	24.94	27.39	28.98
YEAR END POSITION
Total assets	$1,635,825	$1,576,928	$1,551,011	$1,531,747	$1,572,544
Net working capital	187,297	218,299	260,822	257,684	232,704
Long-term debt	657,935	656,949	652,403	538,620	541,540
Shareholders’ equity	753,464	696,271	695,582	761,248	803,145
Return on average common equity	3.4%	1.1%	(9.0)%	(4.9)%	(2.1)%
OTHER INFORMATION
Diluted average common shares outstanding (in thousands)	28,163	28,016	27,825	27,744	27,614
Common stock prices
High	$75.30	$43.09	$47.42	$48.70	$74.75
Low	30.10	21.89	27.28	27.36	12.58

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Construction activity has continued to show a positive trend though levels remain well below pre-recession highs in both our Texas and California market areas. We have remained focused on increasing efficiency, reducing costs, and on managing our cash position as well as production levels, which we believe has had a significant positive impact on our operating results
In October 2007 we commenced construction on a project to expand our Hunter, Texas cement plant. In May 2009 we temporarily halted construction on the project because we believed that economic and market conditions made it unlikely that cement demand levels in Texas at that time would permit the new kiln to operate profitably if the project was completed as originally scheduled. We resumed construction in October 2010 and completed the commissioning phase at the end of April

2013. The total capital cost of the project was $374.1 million, excluding capitalized interest of $105.2 million related to the project.
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
In November 2011 we entered into a joint venture agreement with Ratliff Ready-Mix, L.P., a ready-mix operator based in Waco, Texas. We contributed seven of our central Texas ready-mix plants and certain related assets to the joint venture and guaranteed 50%, or $13.0 million of the debt of the joint venture. The joint venture was in compliance with all the terms of the debt as of May 31, 2013. The fair value of our 40% equity interest in the joint venture was $13.0 million which resulted in the recognition of a gain of $8.9 million in 2012. The gain from the transaction and our proportional share of the joint venture operating results are reported in our consumer products segment. The day to day business operations are managed by the 60% partner in the venture. The joint venture currently owns a total of twenty three ready-mix plants and serves the central Texas market. We supply cement to the joint venture.
In April 2012 we sold our Texas-based package products operations to Bonsal American, a unit of Oldcastle, Inc. The transaction included five production facilities that serve the Texas market from the Dallas-Fort Worth area of north Texas to the Houston area of south Texas and extending through Austin and central Texas. The sale resulted in the recognition of a gain of $30.9 million in 2012. As a part of the agreement, we have entered into a long-term cement supply agreement with Bonsal American. The gain from the transaction is reported in our consumer products segment.
In April 2012 we sold our aggregate rail distribution terminal and associated assets located in Stafford, Texas to Lex Missouri City, LP, which resulted in the recognition of a gain of $20.8 million in 2012 that is reported in our aggregates segment.
On March 22, 2013, our subsidiaries exchanged their expanded shale and clay lightweight aggregates manufacturing business for the ready-mix concrete business of subsidiaries of Trinity Industries, Inc. in east Texas and southwest Arkansas. Pursuant to the agreements, we transferred our expanded shale and clay manufacturing facilities in Streetman, Texas; Boulder, Colorado and Frazier Park, California; and our DiamondPro® product line in exchange for 42 ready-mix concrete plants stretching from Texarkana to Beaumont in east Texas and in southwestern Arkansas, two aggregate distribution facilities in Beaumont and Port Arthur, Texas, $8.5 million in cash, and related assets. The exchange resulted in the acquisition of ready-mix property, plant and equipment of $25.3 million, $38.9 million in goodwill, and the recognition of a gain of $41.1 million. The operating results of the acquired ready-mix operations are reported in our consumer products segment. The gain resulting from the sale of the expanded shale and clay lightweight aggregates manufacturing business along with its operational results are reported as discontinued operations for the periods represented in this filing. See discussion in note 2 to our Consolidated Financial Statements in Item 8 of this Report.

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
Consolidated sales for fiscal year 2013 were $697.1 million, an increase of $103.0 million from the prior year. Consolidated cost of products sold was $629.8 million, an increase of $69.2 million from the prior year. Increased sales were primarily due to higher shipments in all major products and higher average prices in all major products. Increase in cost of products sold is primarily due to cost associated with higher shipments and cement repair and maintenance costs. Consolidated gross profit was $67.3 million, an increase of $33.8 million from the prior fiscal year.
Consolidated sales for fiscal year 2012 were $594.1 million, an increase of $22.2 million from the prior fiscal year. Consolidated cost of products sold was $560.6 million, an increase of $3.7 million from the prior fiscal year. Consolidated gross profit was $33.5 million, an increase of $18.5 million from the prior fiscal year.
Consolidated selling, general and administrative expense for fiscal year 2013 was $67.7 million, a decrease of $0.7 million from the prior fiscal year. Consolidated selling, general and administrative expense for fiscal year 2012 was $68.4 million, a decrease of $3.6 million from the prior fiscal year. We recognized $1.5 million incentive compensation in 2013 compared to a $5.1 million incentive compensation expense in 2012. We recognized $1.3 million in expense associated with the acquisition of ready-mix operating assets through an asset exchange transaction in 2011. Bad debt expense increased $0.6 million in 2013 and decreased $3.1 million in 2012. Insurance expense decreased $1.4 million in 2013 and decreased $0.8 million in 2012 from prior fiscal year. Our stock-based compensation included awards that were expected to be settled in cash the expense for which is based on their fair value at the end of each period until the awards are paid. The impact of changes in our stock price on the fair value of these awards added $7.3 million to expense in 2013 and subtracted $3.4 million from expense in 2012. Effective January 4, 2013 the outstanding stock appreciation rights agreement was extended and modified to require settlement in shares instead of cash. Also effective December 28, 2012, deferred compensation agreements totaling 101,790 shares were settled in shares. As a result of these changes, the Company will no longer face volatility in compensation expense due to changes in the Company's stock price. Our financial security plan postretirement benefit obligations are determined using assumptions as of the end of the year. Actuarial gains or losses are recognized when incurred. Financial security plan postretirement benefit expense excluding this adjustment decreased $1.0 million in 2013 from the prior fiscal year.
Consolidated other income for fiscal year 2013 was $8.9 million, a decrease of $64.2 million from the prior fiscal year. Consolidated other income for fiscal year 2012 was $73.1 million, an increase of $52.2 million from the prior fiscal year. Consolidated other income includes gains from the sale or exchange of operating assets, royalties, joint venture income and emission credits of $7.7 million in 2013, $70.1 million in 2012 and $15.4 million in 2011. The sale of our Texas-based package products operations and aggregate rail distribution terminal and associated assets resulted in gains of $30.9 million and $20.8 million in 2012. Routine sales of surplus operating assets and real estate resulted in gains of $5.4 million in 2012, $1.7 million in 2011. Sales of emission credits associated with our Crestmore cement plant in Riverside, California resulted in gains of $2.5 million in 2012, $1.7 million in 2011. We also entered into ready-mix and aggregate asset exchange transactions and a joint venture agreement that resulted in the recognition of gains of $10.5 million in 2012 and $12.0 million in 2011.
In addition, we have entered into various oil and gas lease agreements on property we own in north Texas. The terms of the agreements include the payment of a lease bonus and royalties on any oil and gas produced. Lease bonus payments and royalties on oil and gas produced resulted in income of $1.3 million in 2012, $3.1 million in 2011 and $1.1 million in 2010.
Net income, before tax, from discontinued operations for fiscal year 2013 was $52.6 million including the gain of $41.1 million relating to the sale of our expanded shale and clay lightweight aggregates manufacturing business. This is an increase of $44.4 million from fiscal year 2012. The remaining increase comes from higher shipments over the prior year of expanded shale and clay lightweight aggregates.
Net income, before tax, from discontinued operations for fiscal year 2012 was $8.2 million, and increase of $1.6 million from the prior year on higher shipments of expanded shale and clay lightweight aggregates.
Consolidated operating profit for fiscal years 2013, 2012 and 2011 was $48.4 million, $70.9 million and ($5.3) million, respectively.
The following is a summary of operating results for our business segments and certain other information related to our principal products and non-operating income and expenses.

Cement Operations

	Year ended May 31,
In thousands except per unit	2013	2012	2011
Operating Results
Cement sales	$345,958	$278,413	$256,385
Other sales and delivery fees	35,547	36,880	30,909
Total segment sales	381,505	315,293	287,294
Cost of products sold	327,428	286,125	283,407
Gross profit	54,077	29,168	3,887
Selling, general and administrative	(13,170)	(16,531)	(18,967)
Restructuring charges	—	(1,074)	—
Other income	3,155	8,925	4,831
Operating Profit (Loss)	$44,062	$20,488	$(10,249)
Cement
Shipments (tons)	4,385	3,580	3,301
Prices ($/ton)	$78.90	$77.75	$77.68
Cost of sales ($/ton)	$67.40	$70.09	$77.29
Fiscal Year 2013 Compared to Fiscal Year 2012
Cement operating profit for fiscal year 2013 was $44.1 million, an increase of $23.6 million from the prior fiscal year.
Total segment sales for fiscal year 2013 were $381.5 million compared to $315.3 million for the prior fiscal year. Cement sales increased $66.2 million from the prior fiscal year on higher shipments. Our Texas market area accounted for approximately 70% of cement sales in the current fiscal year and 68% in the prior fiscal year. Cement shipments increased 23% in our Texas market area and 22% in our California market area from the prior fiscal year. Average prices increased 4% in our Texas market area and decreased 3% in our California market area from the prior fiscal year.
Cost of products sold for fiscal year 2013 increased $41.3 million from the prior fiscal year primarily due to higher shipments. Cement unit costs decreased 4% from the prior fiscal year due to higher cement production volumes.
Selling, general and administrative expense for fiscal year 2013 decreased $3.4 million from the prior fiscal year. The decrease was primarily due to $3.1 million in lower compensation and benefit expenses.
Restructuring charges of $1.1 million were recorded in fiscal year 2012. These charges consist primarily of severance and benefit costs associated with various workforce reduction initiatives.
Other income for fiscal year 2013 decreased $5.8 million from the prior fiscal year. The decrease was primarily due to $3.0 million in higher gains from routine sales of surplus operating assets and $2.5 million in higher gains from sales of emissions credits associated with our Crestmore cement plant in 2012.

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

Aggregates Operations

	Year ended May 31,
In thousands except per unit	2013	2012	2011
Operating Results
Stone, sand and gravel sales	$110,039	$85,537	$89,045
Other sales and delivery fees	45,567	31,821	29,308
Total segment sales	155,606	117,358	118,353
Cost of products sold	138,840	107,858	108,352
Gross profit	16,766	9,500	10,001
Selling, general and administrative	(3,619)	(5,874)	(7,020)
Restructuring charges	—	(373)	—
Other income	1,296	22,117	13,115
Operating Profit	$14,443	$25,370	$16,096
Stone, sand and gravel
Shipments (tons)	14,793	11,838	12,065
Prices ($/ton)	$7.44	$7.23	$7.38
Cost of sales ($/ton)	$6.26	$6.44	$6.72

Fiscal Year 2013 Compared to Fiscal Year 2012
Aggregate operating profit for fiscal year 2013 was $14.4 million, a decrease of $11.0 million from the prior fiscal year. Operating profit for fiscal year 2012 includes a gain of $20.8 million from the sale of our aggregate rail distribution terminal and associated assets located in Stafford, Texas. Excluding these gains operating profit increased $9.8 million from the prior fiscal year.
Total segment sales for fiscal year 2013 were $155.6 million compared to $117.4 million for the prior fiscal year. Stone, sand and gravel sales from current operations increased $38.2 million from the prior fiscal year on 25% higher shipments and 3% higher average prices.
Cost of products sold for fiscal year 2013 increased $31.0 million from the prior fiscal year. Cost of products sold from current operations increased primarily due to higher stone, sand and gravel shipments and higher freight costs. Stone, sand and gravel unit costs decreased 3% from the prior year period due to increased production volumes.

Selling, general and administrative expense for fiscal year 2013 decreased $2.3 million from the prior fiscal year. The decrease was primarily due to $1.3 million lower controllable expenses, $0.6 million lower bad debt expense and $0.3 million lower incentive compensation expense.
Restructuring charges of $0.4 million were recorded in fiscal year 2012. These charges consist primarily of severance and benefit costs associated with various workforce reduction initiatives.
Other income for fiscal year 2013 decreased $20.8 million. Other income in 2012 includes a gain of $20.8 million from the sale of our aggregate rail distribution terminal and associated assets located in Stafford, Texas.

Fiscal Year 2012 Compared to Fiscal Year 2011
Aggregate operating profit for fiscal year 2012 was $25.4 million, an increase of $9.3 million from the prior fiscal year. Operating profit for fiscal year 2012 includes a gain of $20.8 million from the sale of our aggregate rail distribution terminal and associated assets located in Stafford, Texas. Operating profit for fiscal year 2011 includes a gain of $12.0 million recognized in connection with the exchange of aggregate operating assets for ready-mix operating assets. Excluding these gains operating profit increased $0.5 million from the prior fiscal year.
Total segment sales for fiscal year 2012 were $117.4 million compared to $118.4 million for the prior fiscal year. The effect of the disposition of aggregate operating assets through the asset exchange transaction completed in April 2011 decreased sales $7.2 million, shipments 7% and average prices 2% from the prior fiscal year. Segment sales from current operations increased from the prior fiscal year on 5% higher shipments and comparable average prices.
Cost of products sold for fiscal year 2012 decreased $0.5 million from the prior fiscal year. The effect of the disposition of aggregate operating assets through the asset exchange transaction completed in April 2011 decreased stone, sand and gravel cost of products sold $7.2 million in 2012. Stone, sand and gravel unit costs decreased 4% from the prior year period primarily due to the effect on unit costs of the disposition of aggregate operating assets through the asset exchange transaction completed in April 2011.
Selling, general and administrative expense for fiscal year 2012 decreased $1.1 million from the prior fiscal year. The decrease was primarily due to $1.2 million lower controllable expenses and $0.3 million lower bad debt expense offset in part by $0.8 million higher incentive compensation expense.
Restructuring charges of $0.4 million were recorded in fiscal year 2012. These charges consist primarily of severance and benefit costs associated with various workforce reduction initiatives.
Other income for fiscal year 2012 increased $9.0 million. Other income in 2012 includes a gain of $20.8 million from the sale of our aggregate rail distribution terminal and associated assets located in Stafford, Texas. Other income in 2011 includes a gain of $12.0 million from the exchange of aggregate operating assets for ready-mix operating assets.

Consumer Products Operations

	Year ended May 31,
In thousands except per unit	2013	2012	2011
Operating Results
Ready-mix concrete sales	$231,358	$182,478	$180,826
Other sales and delivery fees	371	49,250	55,322
Total segment sales	231,729	231,728	236,148
Cost of products sold	235,294	236,863	235,055
Gross profit (loss)	(3,565)	(5,135)	1,093
Selling, general and administrative	(10,739)	(10,846)	(12,773)
Restructuring charges	—	(536)	—
Other income	4,172	41,552	529
Operating Profit (Loss)	$(10,132)	$25,035	$(11,151)
Ready-mix concrete
Shipments (cubic yards)	2,801	2,399	2,415
Prices ($/cubic yard)	$82.62	$76.06	$74.87
Cost of sales ($/cubic yard)	$83.85	$80.54	$77.89
Fiscal Year 2013 Compared to Fiscal Year 2012
Consumer products operating loss for fiscal year 2013 was ($10.1) million. Consumer products operating profit for fiscal year 2012 was $25.0 million. Consumer products operating profit for fiscal year 2012 includes a gain from the sale of our Texas-based package products operations of $30.9 million and gains from exchanges of operating assets of $10.5 million. Consumer products operating results improved $6.3 million from the prior fiscal year excluding the 2012 related gains.
Total segment sales were $231.7 million for both fiscal years 2013 and 2012, as an increase of $48.9 million in ready-mix concrete sales were offset by the loss of sales from the Texas-based package products operations that were sold in May, 2012.
Cost of products sold for fiscal year 2013 decreased $1.6 million from the prior fiscal year as an increase in cost of sales attributable to higher shipments and unit costs in fiscal year 2013 was offset by the effect of the disposition of the Texas-based package products operations in fiscal year 2012.
Selling, general and administrative expense for fiscal year 2013 decreased $0.1 million from the prior fiscal year.

Restructuring charges of $0.5 million were recorded in fiscal year 2012. These charges consist primarily of severance and benefit costs associated with various workforce reduction initiatives.
Other income for fiscal year 2013 decreased $37.4 million from the prior fiscal year. Other income in 2012 includes a gain of $30.9 million from the sale of our Texas-based package products operations. In addition, we entered into ready-mix and aggregate asset exchange transactions and a joint venture agreement that resulted in the recognition of gains of $10.5 million in 2012.

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
Corporate

	Year ended May 31,
In thousands	2013	2012	2011
Other income	$302	$511	$2,448
Selling, general and administrative	(40,128)	(35,113)	(33,291)
Restructuring charges	—	(1,169)	—
	$(39,826)	$(35,771)	$(30,843)
Fiscal Year 2013 Compared to Fiscal Year 2012
Corporate other income for fiscal year 2013 decreased $0.2 million from the prior fiscal year.
Corporate general and administrative expense for fiscal year 2013 increased $5.0 million from the prior fiscal year. In addition to $4.1 million in costs related to the centralization of our purchasing and accounting functions, the impact of changes in our stock price on the fair value of our awards expected to be settled in cash increased $7.3 million over the prior year. These increases were somewhat offset by $4.6 million decrease in our financial security plan postretirment benefit expense and $1.3 million decrease in incentive compensation expense.
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
Interest
Interest expense incurred for fiscal year 2013 was $69.3 million, of which $36.5 million was capitalized in connection with our Hunter, Texas cement plant expansion project and $32.8 million was expensed. Interest expense incurred for fiscal year 2012 was $68.5 million, of which $33.7 million was capitalized in connection with our Hunter, Texas cement plant expansion project and $34.8 million was expensed.
Interest expense incurred for fiscal year 2013 increased $0.8 million from the prior fiscal year. The increase in 2013 was primarily the result of higher average outstanding debt at higher interest rates. Interest expense incurred for fiscal year 2012 increased $2.2 million from the prior fiscal year. The increases in 2012 was primarily the result of higher average outstanding debt at higher interest rates due to the August 2010 refinancing of our senior notes.
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
Income Taxes
Our effective tax rate for continuing operations was 56.7% in 2013, (572%) in 2012 and 38.7% in 2011. The primary reason that the effective tax rate differed from the 35% statutory corporate rate was due to additional percentage depletion that is tax deductible, non-taxable insurance benefits, stock-based compensation, state income taxes, and valuation allowance.
As of May 31, 2013, we had an alternative minimum tax credit carryforward of $28.8 million. The credit, which does not expire, is available for offset against future regular federal income tax. We had $143.1 million in federal net operating loss carryforwards. The federal net operating losses, which begin to expire in 2030, may be carried forward twenty years and offset against future federal taxable income. We had $5.0 million in state net operating loss carryforwards. The state net operating losses, which begin to expire in 2014, may be carried forward from five to twenty years depending on the state jurisdiction.
Management reviews our deferred tax position and in particular our deferred tax assets whenever circumstances indicate that the assets may not be realized in the future and records a valuation allowance unless such deferred tax assets are deemed more likely than not to be recoverable. The ultimate realization of these deferred tax assets depends upon various factors including the generation of taxable income during future periods. The Company’s deferred tax assets exceeded deferred tax liabilities as of May 31, 2012 and May 31, 2011. Management has concluded that the sources of taxable income we are permitted to consider do not assure the realization of the entire amount of our net deferred tax assets. Accordingly, a valuation allowance was required due to the uncertainty of realizing the deferred tax assets. We have $3.6 million in valuation allowances recorded against our net deferred tax assets as of May 31, 2013.
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
Inventories.    Inventories are stated at the lower of cost or market. We use the last-in, first out (“LIFO”) method to value finished products, work in process and raw material inventories excluding natural aggregate inventories. We use the average cost method to value other inventories that include natural aggregate, parts and supplies, and emission allowance credits. Our natural aggregate inventory excludes volumes in excess of an average twelve-month period of actual sales.
We recognize the emission allowance credits issued by the regulatory agency (CARB) at zero cost and average them with the cost of additional credits that we purchase from state approved sources.
Long-lived Assets.    Management reviews long-lived assets on a facility by facility basis for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be recoverable and would record an impairment charge if necessary. Such evaluations compare the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset and are significantly impacted by estimates of future prices for our products, capital needs, economic trends and other factors. Estimates of future cash flows reflect Management’s belief that it operates in a cyclical industry and that we are beginning to recover from a low point of a cycle.
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
RECENTLY ISSUED ACCOUNTING GUIDANCE
In June 2011, the Financial Accounting Standards Board issued new accounting guidance that requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. In December 2011, the Financial Accounting Standards Board issued an amendment to an existing accounting standard which defers the requirement to present reclassification adjustments for each component of other comprehensive income on the face of the income statement. The new guidance was effective for us on June 1, 2012 and has not had a material impact on our consolidated financial statements.
In July 2012, the Financial Accounting Standards Board issued new accounting guidance that allows entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. This new guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. This new guidance becomes effective for us in the first quarter of our fiscal 2014, and provides permission for early adoption. We are currently evaluating the impact of the new guidance, and do not expect it to have a material effect on our consolidated financial statements.
In February 2013, the Financial Accounting Standards Board issued new accounting guidance aimed at improving the reporting of reclassifications out of accumulated other comprehensive income. This new guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This new guidance becomes effective for us in the first quarter of our fiscal 2014 and provides permission for early adoption, which should be applied prospectively. We are currently evaluating the impact of the new guidance, and do not expect it to have a material effect on our consolidated financial statements.
LIQUIDITY AND CAPITAL RESOURCES

In addition to cash and cash equivalents of $61.3 million at May 31, 2013, our sources of liquidity include cash from operations and borrowings available under our senior secured revolving credit facility.
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

The borrowing base under the agreement was $136.9 million as of May 31, 2013. We are not required to maintain any financial ratios or covenants unless an event of default occurs or the unused portion of the borrowing base is less than $25 million, in which case we must maintain a fixed charge coverage ratio of at least 1.0 to 1.0. At May 31, 2013, our fixed charge coverage ratio was .40 to 1.0. Given this ratio, we may use only $111.9 million of the borrowing base as of such date. No borrowings were outstanding at May 31, 2013; however, $32.6 million of the borrowing base was used to support letters of credit. As a result, the maximum amount we could borrow as of May 31, 2013 was $79.3 million.

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
The credit agreement contains a number of covenants restricting, among other things, prepayment or redemption of our senior notes, distributions and dividends on and repurchases of our capital stock, acquisitions and investments, indebtedness, liens and affiliate transactions. We are permitted to pay cash dividends on our common stock as long as the credit facility is not in default, the fixed charge coverage ratio is greater than 1.0 to 1.0 and borrowing availability under the borrowing base is more than $40 million. When our fixed charge coverage ratio is less than 1.0 to 1.0, we are permitted to pay cash dividends on our common stock not to exceed $2.5 million in any single instance (which shall not occur more than four times in any calendar year) or $10 million in the aggregate during any calendar year as long as the credit facility is not in default and borrowing availability is more than the greater of $60 million or 30% of the aggregate commitments of all lenders. For this purpose, borrowing availability is equal to the borrowing base less the amount of outstanding borrowings less the amount used to support letters of credit. We were in compliance with all of our loan covenants as of May 31, 2013.
9.25% Senior Notes.    On August 10, 2010, we sold $650 million aggregate principal amount of our 9.25% senior notes due 2020 at an offering price of 100%. The notes were issued under an indenture dated as of August 10, 2010. The net proceeds were used to purchase or redeem all of our outstanding 7.25% senior notes due 2013, with additional proceeds available for general corporate purposes.
At May 31, 2013, we had $650 million aggregate principal amount of 9.25% senior notes outstanding. Under the indenture, at any time on or prior to August 15, 2015, we may redeem the notes at a redemption price equal to the sum of the principal amount thereof, plus accrued interest and a make-whole premium. On and after August 15, 2015, we may redeem all or a part of the notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest if redeemed during the twelve-month period beginning on August 15 of the years indicated below:

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
All of our consolidated subsidiaries have unconditionally guaranteed the 9.25% senior notes. The indenture governing the notes contains affirmative and negative covenants that, among other things, limit our and our subsidiaries’ ability to pay dividends on or redeem or repurchase stock, make certain investments, incur additional debt or sell preferred stock, create liens, restrict dividend payments or other payments from subsidiaries to the Company, engage in consolidations and mergers or sell or transfer assets, engage in sale and leaseback transactions, engage in transactions with affiliates, and sell stock in our subsidiaries. We are not required to maintain any affirmative financial ratios or covenants. We were in compliance with all of our covenants as of May 31, 2013.
Guarantee of Joint Venture Debt.    We have guaranteed 50%, or $10.7 million, of the debt of an unconsolidated joint venture which matures November 18, 2013. The joint venture was in compliance with all the terms of the debt as of May 31, 2013. See further discussion of the joint venture under Investment in Joint Venture in Note 1 of Notes to Consolidated Financial Statements in Item 8 of this Report.
Contractual Obligations.    The following is a summary of our estimated future payments under our material contractual obligations as of May 31, 2013.

	Future Payments by Period
In thousands	Total	2014	2015	2016	2017-2018	After 2018
Borrowings
Long-term debt excluding capital leases(1)	$657,749	$1,787	$1,806	$1,879	$2,032	$650,245
Interest	451,565	60,390	60,322	60,240	120,300	150,313
Operating leases(2)	44,601	9,668	8,125	5,644	10,704	10,460
Supply and service contracts(3)	26,864	6,270	6,306	6,306	7,982	—
Capital lease and maintenance service contract(4)	5,306	379	379	379	758	3,411
Asset retirement obligations(5)	13,616	931	—	446	184	12,055
Defined benefit plans(6)(7)	153,035	3,761	4,212	4,649	9,495	130,918
	$1,352,736	$83,186	$81,150	$79,543	$151,455	$957,402

(1)
See Note 4 of Notes to Consolidated Financial Statements in Item 8 of this Report for information regarding our long-term debt. Our outstanding letters of credit issued under the senior secured revolving credit facility only collateralize payment of recorded liabilities.

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

(4)
We entered into a long-term contract with a power supplier during the construction of our Oro Grande, California cement plant, which included the construction of certain power facilities located at the plant. We recognized a capital lease obligation of $2.4 million related to payment obligations under the power supply contract related to these facilities. The total future commitment under the contract includes maintenance services to be provided by the power supplier.

(5)	We incur legal obligations for asset retirement as part of our normal operations related to land reclamation, plant removal and Resource Conservation and Recovery Act closures.

(6)	We pay benefits under a series of non-qualified defined benefit plans. See Note 8 of Notes to Consolidated Financial Statements in Item 8 of this Report for information regarding our retirement plans.

(7)
We pay benefits under a health benefit plan covering approximately 600 employees and retirees of our California cement subsidiary. These employees are also covered by a qualified defined benefit pension plan.

We contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus additional amounts considered appropriate. We expect to make plan contributions of $2.3 million in fiscal year 2013.
Cash Flows
Net cash provided by operating activities for fiscal years 2013, 2012 and 2011 was $33.3 million, $10.2 million and $9.2 million, respectively.
Net cash provided by operating activities for fiscal year 2013 increased $23.1 million from fiscal year 2012. The increase was primarily the result of improved operations and changes in working capital items including decreases in inventories and increases in accounts payable and accrued liabilities offset in part by increases in receivables.
Net cash provided by operating activities for fiscal year 2012 increased $0.9 million from fiscal year 2011. The increase was primarily the result of higher income from operations and changes in working capital items including decreases in inventories and increases in accounts payable and accrued liabilities offset in part by increases in receivables.
Net cash used by investing activities for fiscal year 2013, 2012 and 2011 was $72.0 million, $36.4 million and $36.7 million, respectively.
Capital expenditures incurred in connection with the expansion of our Hunter, Texas cement plant for fiscal years 2013, 2012 and 2011 were $75.3 million, $72.9 million and $25.4 million, respectively, of which $38.5 million in 2013, $32.3 million in 2012 and $11.0 million in 2011 was capitalized interest paid.

Capital expenditures for normal replacement and upgrades of existing equipment and acquisitions to sustain our existing operations for fiscal years 2013, 2012 and 2011 were $25.4 million, $33.4 million, and $20.3 million, respectively, of which $18.0 million was incurred to acquire aggregate reserves in 2012.
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
We have elected to receive distributions from life insurance contracts purchased in connection with certain of our benefit plans. Proceeds from distributions and policy settlements for fiscal years 2013, 2012 and 2011 were $7.7 million, $7.3 million, and $7.8 million, respectively, which were offset in part by premiums and fees paid to maintain the policies.
Net cash provided by financing activities for fiscal year 2013 was $11.9 million. Net cash used by financing activities for fiscal year 2012 was $2.2 million. Net cash provided by financing activities for fiscal year 2011 was $69.0 million.

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
Proceeds from stock option exercises and the related tax benefits for fiscal years 2013, 2012 and 2011 were $14.6 million, $2.0 million and $1.5 million, respectively. Dividends paid on our common stock in fiscal years 2012 and 2011 were $2.1 million and $8.4 million, respectively. On October 12, 2011, the Company suspended payment of its quarterly cash dividend.
OTHER ITEMS
Environmental Matters
We are subject to federal, state and local environmental laws, regulations and permits concerning, among other matters, air emissions and wastewater discharge. We intend to comply with these laws, regulations and permits. However, from time to time we receive claims from federal and state environmental regulatory agencies and entities asserting that we are or may be in violation of certain of these laws, regulations and permits, or from private parties alleging that our operations have injured them or their property. See Note 10 of Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report for a description of certain claims. It is possible that we could be held liable for future charges which might be material but are not currently known or estimable. In addition, changes in federal or state laws, regulations or requirements or discovery of currently unknown conditions could require additional expenditures by us.
Market Risk
Historically, we have not entered into derivatives or other financial instruments for trading or speculative purposes. Because of the short duration of our investments, changes in market interest rates would not have a significant impact on their fair value. The fair value of fixed rate debt will vary as interest rates change.
The estimated fair value of each class of financial instrument as of May 31, 2013 and May 31, 2012 approximates its carrying value except for long-term debt having fixed interest rates. The fair value of our long-term debt is estimated based on broker/dealer quoted market prices. As of May 31, 2013, the fair value of our long-term debt, including the current portion, was approximately $723.2 million compared to the carrying amount of $659.8 million. As of May 31, 2012, the fair value of our long-term debt, including the current portion, was approximately $646.8 million compared to the carrying amount of $658.2 million.
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
Certain statements contained in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan,” “anticipate,” and other similar words. Such statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the impact of competitive pressures and changing economic and financial conditions on our business, the cyclical and seasonal nature of our business, the level of construction activity in our markets, abnormal periods of inclement weather, unexpected periods of equipment downtime, unexpected operational difficulties, changes in the cost of raw materials, fuel and energy, changes in cost or availability of transportation, changes in interest rates, the timing and amount of federal, state and local funding for infrastructure, delays in announced capacity expansions, ongoing volatility and uncertainty in the capital or credit markets, the impact of environmental laws, regulations and claims, changes in governmental and public policy, and the risks and uncertainties described in our reports on Forms 10-K, 10-Q and 8-K. Forward-looking statements speak only as of the date hereof, and we assume no obligation to publicly update such statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is included in Item 7 of this Report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

In thousands except per share	May 31, 2013	May 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$61,296	$88,027
Receivables – net	126,922	98,836
Inventories	105,054	99,441
Deferred income taxes and prepaid expenses	27,294	19,007
Discontinued operations held for sale	—	40,344
TOTAL CURRENT ASSETS	320,566	345,655
PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	172,780	168,173
Buildings	50,968	49,567
Machinery and equipment	1,647,460	1,142,439
Construction in progress	16,642	436,552
	1,887,850	1,796,731
Less depreciation and depletion	661,454	611,406
	1,226,396	1,185,325
OTHER ASSETS
Goodwill	40,575	1,715
Real estate and investments	29,471	20,865
Deferred income taxes and other charges	18,817	23,368
	88,863	45,948
	$1,635,825	$1,576,928
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$69,061	$64,825
Accrued interest, compensation and other	62,336	61,317
Current portion of long-term debt	1,872	1,214
TOTAL CURRENT LIABILITIES	133,269	127,356
LONG-TERM DEBT	657,935	656,949
OTHER CREDITS	91,157	96,352
SHAREHOLDERS’ EQUITY
Common stock, $1 par value; authorized 100,000 shares; issued and outstanding 28,572 and 27,996 shares, respectively	28,572	27,996
Additional paid-in capital	514,560	488,637
Retained earnings	228,686	204,136
Accumulated other comprehensive loss	(18,354)	(24,498)
	753,464	696,271
	$1,635,825	$1,576,928
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Year Ended May 31
In thousands except per share	2013	2012	2011
NET SALES	$697,081	$594,105	$571,906
Cost of products sold	629,803	560,573	556,925
GROSS PROFIT	67,278	33,532	14,981
Selling, general and administrative	67,657	68,363	72,049
Restructuring charges	—	3,153	—
Interest	32,807	34,835	47,583
Loss on debt retirements	—	—	29,619
Other income	(8,926)	(73,106)	(20,921)
	91,538	33,245	128,330
INCOME (LOSS) BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(24,260)	287	(113,349)
Income taxes (benefit)	(13,766)	(1,641)	(43,877)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$(10,494)	$1,928	$(69,472)
NET INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	35,044	5,548	4,559
NET INCOME (LOSS)	$24,550	$7,476	$(64,913)
NET INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS:
Basic	$(0.37)	$0.07	$(2.49)
Diluted	$(0.37)	$0.07	$(2.49)
NET INCOME FROM DISCONTINUED OPERATIONS:
Basic	$1.24	$0.20	$0.16
Diluted	$1.24	$0.20	$0.16
NET INCOME (LOSS) PER SHARE:
Basic	$0.87	$0.27	$(2.33)
Diluted	$0.87	$0.27	$(2.33)
AVERAGE SHARES OUTSTANDING
Basic	28,163	27,914	27,825
Diluted	28,163	28,016	27,825
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Year Ended May 31,
In thousands	2013	2012	2011
OPERATING ACTIVITIES
Net income (loss)	$24,550	$7,476	$(64,913)
Adjustments to reconcile net income (loss) to cash provided by operating activities
Depreciation, depletion and amortization	59,865	60,952	64,297
(Gains), net on asset disposals	(64,425)	(67,610)	(13,638)
Deferred income tax (benefit) expense	3,423	(88)	(42,875)
Stock-based compensation expense	9,513	2,387	5,581
Loss on debt retirements	—	—	29,619
Other – net	(6,965)	1,223	3,158
Changes in operating assets and liabilities
Receivables – net	(27,138)	(13,303)	13,379
Inventories	21,433	10,829	2,164
Prepaid expenses	(238)	1,385	1,301
Accounts payable and accrued liabilities	13,282	6,923	11,172
Net cash provided by operating activities	33,300	10,174	9,245
INVESTING ACTIVITIES
Capital expenditures – expansions	(67,426)	(72,906)	(25,430)
Capital expenditures – other	(25,395)	(33,430)	(20,253)
Proceeds from asset disposals	18,481	66,845	3,596
Investments in life insurance contracts	2,467	3,354	4,073
Other – net	(102)	(245)	1,266
Net cash used by investing activities	(71,975)	(36,382)	(36,748)
FINANCING ACTIVITIES
Long-term borrowings	—	—	650,000
Debt payments	(2,684)	(300)	(561,627)
Debt issuance costs	—	(1,829)	(12,492)
Stock option exercises	14,628	2,023	1,462
Excess tax benefits from stock-based compensation	—	—	—
Common dividends paid	—	(2,091)	(8,354)
Net cash provided (used) by financing activities	11,944	(2,197)	68,989
Increase (decrease) in cash and cash equivalents	(26,731)	(28,405)	41,486
Cash and cash equivalents at beginning of period	88,027	116,432	74,946
Cash and cash equivalents at end of period	$61,296	$88,027	$116,432
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Year Ended May 31,
In thousands	2013	2012	2011
Net income (loss)	$24,550	$7,476	$(64,913)
Other comprehensive income (loss)
Unrealized actuarial gains (losses) of defined benefit plans net of tax expense (benefit) or $3,126 and $1,568 and $102, respectively	5,432	(13,449)	178

Reclassification adjustment for losses (gains) benefit plans net of tax benefit (expense) of $409, $(200) and $697, respectively	712	1,713	1,210
Total other comprehensive income (loss)	6,144	(11,736)	1,388
Comprehensive income (loss)	$30,694	$(4,260)	$(63,525)
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Year Ended May 31,
In thousands except per share	2013	2012	2011
COMMON STOCK ($1 par value)
Balance at the beginning of the year	$27,996	$27,887	$27,796
Stock issued to employees and non-employee directors related to stock compensation plans	576	109	91
Balance at the end of the year	28,572	27,996	27,887
ADDITIONAL PAID-IN CAPITAL
Balance at the beginning of the year	488,637	481,706	475,584
Stock-based compensation	11,271	5,003	4,729
Stock issued to employees and non-employee directors related to stock compensation plans	14,652	1,928	1,393
Balance at the end of the year	514,560	488,637	481,706
RETAINED EARNINGS
Balance at the beginning of the year	204,136	198,751	272,018
Net income (loss)	24,550	7,476	(64,913)
Common dividends paid—$.075 per share in 2012 and $.30 per share in 2011	—	(2,091)	(8,354)
Balance at the end of the year	228,686	204,136	198,751
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at the beginning of the year	(24,498)	(12,762)	(14,150)
Postretirement benefit obligation adjustments—net of tax expense (benefit) of $3,538 in 2013, $(1,367) in 2012 and $800 in 2011	6,144	(11,736)	1,388
Balance at the end of the year	(18,354)	(24,498)	(12,762)
TOTAL SHAREHOLDERS’ EQUITY	$753,464	$696,271	$695,582
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
Discontinued Operations Held for Sale. The prior period consolidated financial statements in this Form 10-K have been reclassified to reflect the businesses held for sale and discontinued operations as discussed in Note 2 - Discontinued Operations and Held for Sale Businesses.
Estimates. The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.
Fair Value of Financial Instruments. The estimated fair value of each class of financial instrument as of May 31, 2013 and May 31, 2012 approximates its carrying value except for long-term debt having fixed interest rates. The fair value of our long-term debt is estimated based on broker/dealer quoted market prices, which are level two inputs. As of May 31, 2013, the fair value of our long-term debt, including the current portion, was approximately $723.2 million compared to the carrying amount of $659.8 million. As of May 31, 2012, the fair value of our long-term debt, including the current portion, was approximately $646.8 million compared to the carrying amount of $658.2 million.
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
Inventories. Inventories are stated at the lower of cost or market. We use the last-in, first out (“LIFO”) method to value finished products, work in process and raw material inventories excluding natural aggregate inventories. We use the average cost method to value other inventories that include natural aggregate, parts and supplies, and emission allowance credits. Our natural aggregate inventory excludes volumes in excess of an average twelve-month period of actual sales.
We recognize the emission allowance credits issued by the regulatory agency (CARB) at zero cost and average them with the cost of additional credits that we purchase from state approved sources.

Long-lived Assets. Management reviews long-lived assets on a facility by facility basis for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be recoverable and would record an impairment charge if necessary. Such evaluations compare the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset and are significantly impacted by estimates of future prices for our products, capital needs, economic trends and other factors. Estimates of future cash flows reflect Management’s belief that it operates in a cyclical industry, and that we are beginning to recover from a low point of a cycle.

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
Goodwill resulting from the acquisitions of ready-mix operations in Texas, Arkansas, and Louisiana and identified with our consumer products operations has a carrying value of $40.6 million at May 31, 2013 and $1.7 million at May 31, 2012, all of which is amortizable for income tax purposes. Based on an impairment test performed as of March 31, 2013, the fair value of the reporting unit exceeds its carrying value, and therefore, no potential impairment was identified. Goodwill increased from the prior year as a result of the acquisition of ready-mix concrete operations from subsidiaries of Trinity Industries, Inc.
On March 22, 2013, our subsidiaries exchanged their expanded shale and clay lightweight aggregates manufacturing business for the ready-mix concrete business of subsidiaries of Trinity Industries, Inc. in east Texas and southwest Arkansas. Pursuant to the agreements, we transferred our expanded shale and clay manufacturing facilities in Streetman, Texas; Boulder, Colorado and Frazier Park, California; and our DiamondPro® product line in exchange for 42 ready-mix concrete plants stretching from Texarkana to Beaumont in east Texas and in southwestern Arkansas, two aggregate distribution facilities in Beaumont and Port Arthur, Texas, and related assets. The exchange resulted in the acquisition of ready-mix property, plant and equipment of $25.3 million and $38.9 million in goodwill fully amortizable for income tax purposes. These values reflect the fair value determinations using inputs classified as level two and three. The goodwill represents the excess of the fair value of the purchase consideration over the net tangible assets acquired in the exchange, and constitutes a combination of factors including operational synergies, increased vertical integration, and the entrance into new geographical markets. The operating results of the acquired ready-mix operations are reported in our consumer products segment. Proforma financial information has not been provided or presented as management of the Company does not believe it is material.
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
Real Estate and Investments. Surplus real estate and real estate acquired for development of high quality industrial, office or multi-use parks totaled $7.3 million at May 31, 2013 and $7.6 million at May 31, 2012.
Investments include life insurance contracts purchased in connection with certain of our benefit plans. The contracts, recorded at their net cash surrender value, totaled $1.1 million (net of distributions of $99.8 million plus accrued interest and fees) at May 31, 2013 and $0.7 million (net of distributions of $94.4 million plus accrued interest and fees) at May 31, 2012. We can elect to receive distributions chargeable against the cash surrender value of the policies in the form of borrowings or withdrawals or we can elect to surrender the policies and receive their net cash surrender value.
Investment in Joint Venture. In November 2011 we entered into a joint venture agreement with a ready-mix operator based in Waco, Texas. We contributed certain of our central Texas ready-mix plants and related assets to the joint venture in return for a 40% equity interest. The joint venture operates ready-mix plants serving the central Texas market. The day to day business operations are managed by the 60% partner in the venture. We supply cement to the joint venture. The debt of the joint venture is secured by the underlying assets of the joint venture. In addition, we have guaranteed 50% and our partner has guaranteed 100% of the debt of the joint venture. Our investment totaled $14.9 million at May 31, 2013 and $13.0 million at May 31, 2012. Our equity in income from the joint venture was $2.7 million in 2013 and a loss of $0.5 million in 2012.
Deferred Other Charges. Deferred other charges totaled $18.8 million at May 31, 2013 and $20.4 million at May 31, 2012 and are composed primarily of debt issuance costs that totaled $11.1 million at May 31, 2013 and $13.0 million at May 31, 2012. The costs are amortized over the term of the related debt.
Other Credits. Other credits totaled $91.2 million at May 31, 2013 and $96.4 million at May 31, 2012 and are composed primarily of liabilities related to our retirement plans, deferred compensation agreements and asset retirement obligations.

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
Changes in asset retirement obligations are as follows:

	May 31,	May 31,
In thousands	2013	2012
Balance at beginning of period	$3,879	$4,455
Additions	80	287
Accretion expense	175	175
Settlements	(1,481)	(1,038)
Balance at end of period	$2,653	$3,879
Accumulated Other Comprehensive Loss. Amounts recognized in accumulated other comprehensive loss represent adjustments related to a defined benefit retirement plan and a postretirement health benefit plan covering approximately 600 employees and retirees of our California cement subsidiary. The amounts totaled $18.4 million (net of tax of $3.5 million) at May 31, 2013 and $24.5 million (net of tax of $1.4 million) at May 31, 2012.
Net Sales. Sales are recognized when title has transferred and products are delivered. We include delivery fees in the amount we bill customers to the extent needed to recover our cost of freight and delivery. Net sales are presented as revenues and include these delivery fees.
Other Income. Other income includes gains from the sale or exchange of operating assets, royalties, joint venture income and emission credits. Other income in total was $8.9 million in 2013, $73.1 million in 2012 and $20.9 million in 2011.
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
Routine sales of surplus operating assets and real estate resulted in gains of $2.8 million in 2013, $5.4 million in 2012, and $1.7 million in 2011. We have sold emissions credits associated with our Crestmore cement plant in Riverside, California resulting in gains of $2.5 million in 2012, and $1.7 million in 2011.
In addition, we have entered into various oil and gas lease agreements on property we own in north Texas. The terms of the agreements include the payment of a lease bonus and royalties on any oil and gas produced on the properties. Lease bonus payments and royalties on oil and gas produced resulted in income of $1.3 million in 2012, and $3.1 million in 2011. We cannot predict what the level of future royalties, if any, will be.
Restructuring Charges. We recorded restructuring charges of $3.2 million in 2012. These charges consist primarily of severance and benefit costs associated with various workforce reduction initiatives.
Financial-based Incentive Plans.    All personnel employed as of May 31 and not participating in a production-based incentive awards plan share in our pretax income for the year then ended based on predetermined formulas. The duration of most of the plans is one year. Certain executives are additionally covered under a three-year plan. All plans are subject to annual review by the Compensation Committee of the Board of Directors. The amount of financial-based incentive compensation included in selling, general and administrative expense was $1.5 million in 2013, $5.0 million in 2012 and none in 2011.
Stock-based Compensation. We have provided stock-based compensation to employees and non-employee directors in the form of non-qualified and incentive stock options, restricted stock, stock appreciation rights, deferred compensation agreements and stock awards. In addition the Company began issuing time-lapse restricted stock units for the first time to employees in 2013. We use the Black-Scholes option-pricing model to determine the fair value of stock options granted as of the date of grant. Options with graded vesting are valued as single awards and the related compensation cost is recognized using a straight-line attribution method over the shorter of the vesting period or required service period adjusted for estimated forfeitures. We use the closing stock price on the date of grant to determine the fair value of restricted stock units. The restricted stock units have cliff vesting at the end of a four year term, and we valued them as a single award with the related compensation cost recognized using a straight-line method over the vesting period adjusted for estimated forfeitures. We use the average stock price on the date of grant to determine the fair value of restricted stock awards paid. A liability, which was included in other credits as of May 31, 2012, was recorded for stock appreciation rights, deferred compensation agreements and stock awards expected to be settled in cash, based on their fair value at the end of each period until such awards are paid. For additional discussion on the settlement of this liability see Note 7.

Earnings Per Share (“EPS”). Income or loss allocated to common shareholders adjusts net income or loss for the participation in earnings of unvested restricted shares and restricted stock units outstanding.
Basic weighted-average number of common shares outstanding during the period includes contingently issuable shares and excludes outstanding unvested restricted shares. Contingently issuable shares outstanding at May 31, 2013 relate to deferred compensation agreements in which directors elected to defer their fees. The deferred compensation is denominated in shares of our common stock and issued in accordance with the terms of the agreement subsequent to retirement or separation from us. The shares are considered contingently issuable because the director has an unconditional right to the shares to be issued.
Diluted weighted-average number of common shares outstanding during the period adjusts basic weighted-average shares for the dilutive effect of stock options, restricted shares and awards.
Basic and Diluted EPS are calculated as follows:

In thousands except per share	2013	2012	2011
Earnings
Net income (loss) from continuing operations	$(10,494)	$1,928	$(69,472)
Net income from discontinued operations	35,044	5,548	4,559
Unvested restricted share and unit participation	—	(3)	31
Income (loss) allocated to common shareholders	$24,550	$7,473	$(64,882)
Shares
Weighted-average shares outstanding	28,175	27,927	27,836
Contingently issuable shares	4	2	2
Unvested restricted shares	(16)	(15)	(13)
Basic weighted-average shares	28,163	27,914	27,825
Stock option, restricted share, unit, and award dilution	—	102	—
Diluted weighted-average shares (1)	28,163	28,016	27,825
Net income (loss) from continuing operations
Basic	$(0.37)	$0.07	$(2.49)
Diluted	$(0.37)	$0.07	$(2.49)
Net income (loss) from discontinued operations
Basic	$1.24	$0.20	$0.16
Diluted	$1.24	$0.20	$0.16
Net income (loss) per share
Basic	$0.87	$0.27	$(2.33)
Diluted	$0.87	$0.27	$(2.33)
(1) Shares excluded due to antidilutive effect of stock options, restricted shares and awards	807	1,280	1,032

Recently Issued Accounting Guidance. In June 2011, the Financial Accounting Standards Board issued new accounting guidance that requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. In December 2011, the Financial Accounting Standards Board issued an amendment to an existing accounting standard which defers the requirement to present reclassification adjustments for each component of other comprehensive income on the face of the income statement. The new guidance was effective for us on June 1, 2012 and has not had a material impact on our consolidated financial statements.
In July 2012, the Financial Accounting Standards Board issued new accounting guidance that allows entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. This new guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. This new guidance becomes effective for us in the first quarter of our fiscal 2014, and provides permission for early adoption. We are currently evaluating the impact of the new guidance, and do not expect it to have a material effect on our consolidated financial statements.
In February 2013, the Financial Accounting Standards Board issued new accounting guidance aimed at improving the reporting of reclassifications out of accumulated other comprehensive income. This new guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This new guidance becomes effective for us in the first quarter of our fiscal 2014 and provides permission for early adoption, which should be applied prospectively. We are currently evaluating the impact of the new guidance, and do not expect it to have a material effect on our consolidated financial statements.

2. Discontinued Operations and Held for Sale Businesses

On March 22, 2013, our subsidiaries exchanged their expanded shale and clay lightweight aggregates manufacturing business for the ready-mix concrete business of subsidiaries of Trinity Industries, Inc. in east Texas and southwest Arkansas. Pursuant to the agreements, we transferred our expanded shale and clay manufacturing facilities in Streetman, Texas; Boulder, Colorado and Frazier Park, California; and our DiamondPro® product line in exchange for 42 ready-mix concrete plants stretching from Texarkana to Beaumont in east Texas and in southwestern Arkansas, two aggregate distribution facilities in Beaumont and Port Arthur, Texas, $8.5 million in cash, and related assets. The pre-tax gain of $41.1 million resulting from the sale of the expanded shale and clay lightweight aggregates manufacturing business along with its operational results are reported as discontinued operations for the periods represented in this filing.

The following table summarizes the assets and liabilities of all discontinued operations reclassified as assets held for sale as of May 2012.

In thousands	2012
Assets:
Inventory	$30,072
Property Plant and Equipment	10,272
Total Assets in Discontinued Operations Held for Sale	$40,344

The following table summarizes the revenue, earnings before and net of income tax expense on all discontinued operations held for sale as of May 31, 2013, 2012 and 2011:

In thousands	2013	2012	2011
Discontinued Operations
Revenue	$47,484	$52,898	$49,908
Earnings on discontinued operations, before taxes (includes gain on sale of discontinued operations of $41.1 million)	$52,574	$8,187	$6,541
Earnings on discontinued operations, net of taxes	$35,044	$5,548	$4,559

3. Working Capital
Working capital totaled $187.3 million at May 31, 2013 compared to $218.3 million at May 31, 2012. Selected components of working capital are summarized below.

Receivables consist of:

In thousands	2013	2012
Trade notes and accounts receivable	$126,070	$97,621
Other	852	1,215
	$126,922	$98,836

Trade notes and accounts receivable are presented net of allowances for doubtful receivables of $2.3 million at May 31, 2013 and $2.5 million at May 31, 2012. Provisions for bad debts charged to expense were $1.0 million in 2013, $0.5 million in 2012 and $3.3 million in 2011.

Inventories consist of:

In thousands	2013	2012
Finished products	$5,267	$7,664
Work in process	8,630	12,505
Raw materials	20,090	9,449
Total inventories at LIFO cost	33,987	29,618
Finished products	21,836	23,451
Raw materials	378	229
Parts and supplies, and other	48,853	46,143
Total inventories at average cost	71,067	69,823
Total inventories	$105,054	$99,441
All inventories are stated at the lower of cost or market. Finished products, work in process and raw material inventories, excluding natural aggregate inventories, are valued using the last-in, first-out (“LIFO”) method. Natural aggregate finished products and raw material inventories, parts and supplies inventories, and emission allowance credits are valued using the average cost method. If the average cost method (which approximates current replacement cost) had been used for all of these inventories, inventory values would have been higher by $20.7 million in 2013 and $22.7 million in 2012. During each of three years ended May 31, 2013 certain inventory quantities were reduced, which resulted in liquidations of LIFO inventory layers carried at lower costs prevailing in prior years. The effect of the liquidations was to decrease cost of products sold by approximately $1.3 million in 2013, $3.9 million in 2012, $.3 million 2011.

Accrued interest, compensation and other consist of:

In thousands	2013	2012
Interest	$17,801	$17,810
Compensation and employee benefits	15,439	18,103
Casualty insurance claims	15,890	14,004
Income taxes	4,666	4,500
Property taxes and other	8,540	6,900
	$62,336	$61,317

4. Long-Term Debt
Long-term debt consists of:

In thousands	2013	2012
Senior secured revolving credit facility expiring in 2016	$—	$—
9.25% Senior notes due 2020 issued August 10, 2010 at par value	650,000	650,000
Other	7,505	5,778
	657,505	655,778
Capital lease obligations	2,057	2,136
Other contract obligations	245	249
	659,807	658,163
Less current portion	1,872	1,214
	$657,935	$656,949
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
The borrowing base under the agreement was $136.9 million as of May 31, 2013. We are not required to maintain any financial ratios or covenants unless an event of default occurs or the unused portion of the borrowing base is less than $25 million, in which case we must maintain a fixed charge coverage ratio of at least 1.0 to 1.0. At May 31, 2013 our fixed charge coverage ratio was .40 to 1.0. Given this ratio, we may use only $111.9 million of the borrowing base as of such date. No borrowings were outstanding at May 31, 2013; however, $32.6 million of the borrowing base was used to support letters of credit. As a result, the maximum amount we could borrow as of May 31, 2013 was $79.3 million.
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

The credit agreement contains a number of covenants restricting, among other things, prepayment or redemption of our senior notes, distributions and dividends on and repurchases of our capital stock, acquisitions and investments, indebtedness, liens and affiliate transactions. We are permitted to pay cash dividends on our common stock as long as the credit facility is not in default, the fixed charge coverage ratio is greater than 1.0 to 1.0 and borrowing availability under the borrowing base is more than $40 million. When our fixed charge coverage ratio is less than 1.0 to 1.0, we are permitted to pay cash dividends on our common stock not to exceed $2.5 million in any single instance (which shall not occur more than four times in any calendar year) or $10 million in the aggregate during any calendar year as long as the credit facility is not in default and borrowing availability is more than the greater of $60 million or 30% of the aggregate commitments of all lenders. For this purpose, borrowing availability is equal to the borrowing base less the amount of outstanding borrowings less the amount used to support letters of credit. We were in compliance with all of our loan covenants as of May 31, 2013.
9.25% Senior Notes. On August 10, 2010, we sold $650 million aggregate principal amount of our 9.25% senior notes due 2020 at an offering price of 100%. The notes were issued under an indenture dated as of August 10, 2010. The net proceeds were used to purchase or redeem all of our outstanding 7.25% senior notes due 2013, with additional proceeds available for general corporate purposes.
At May 31, 2013, we had $650 million aggregate principal amount of 9.25% senior notes outstanding. Under the indenture, at any time on or prior to August 15, 2015, we may redeem the notes at a redemption price equal to the sum of the principal amount thereof, plus accrued interest and a make-whole premium. On and after August 15, 2015, we may redeem all or a part of the notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest if redeemed during the twelve-month period beginning on August 15 of the years indicated below:

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
All of our consolidated subsidiaries have unconditionally guaranteed the 9.25% senior notes. The indenture governing the notes contains affirmative and negative covenants that, among other things, limit our and our subsidiaries’ ability to pay dividends on or redeem or repurchase stock, make certain investments, incur additional debt or sell preferred stock, create liens, restrict dividend payments or other payments from subsidiaries to the Company, engage in consolidations and mergers or sell or transfer assets, engage in sale and leaseback transactions, engage in transactions with affiliates, and sell stock in our subsidiaries. We are not required to maintain any affirmative financial ratios or covenants. We were in compliance with all of our covenants as of May 31, 2013.
Refinancing.    On July 27, 2010, we commenced a cash tender offer for all of the outstanding $550 million aggregate principal amount of our 7.25% senior notes due 2013 and a solicitation of consents to amend the indenture governing the 7.25% notes. Pursuant to the tender offer and consent solicitation, we purchased $536.6 million aggregate principal amount of the 7.25% notes, and paid an aggregate of$547.7 million in purchase price and consent fees. On September 9, 2010, we redeemed the remaining $13.4 million aggregate principal amount of the 7.25% notes at a price of 101.813% of the principal amount thereof, plus accrued and unpaid interest on the 7.25% notes to the redemption date. We recognized a loss on debt retirement of $29.6 million representing $11.4 million in consent fees, redemption price premium and transaction costs and a write-off of $18.2 million of unamortized debt discount and original issuance costs associated with the 7.25% notes.
Guarantee of Joint Venture Debt. We have guaranteed 50%, or $10.7 million, of an unconsolidated joint venture's debt which matures November 18, 2013. The joint venture was in compliance with all the terms of the debt as of May 31, 2013. See further discussion of the joint venture under Investment in Joint Venture in note 1.
Other. Principal payments due on long-term debt, excluding capital lease and other contract obligations, during each of the five years subsequent to May 31, 2013 are $1.8 million, $1.8 million, $1.9 million, $1.7 million and $0.3 million. Total amount of interest incurred was $69.3 million in 2013, and $68.5 million in 2012 and $66.3 million in 2011, of which $36.5 million in 2013, $33.7 million in 2012 and $18.7 million in 2011 was capitalized. The total amount of interest paid in cash was $66.4 million in 2013, $66.3 million in 2012 and $60.5 million 2011.

5. Commitments
Operating Leases.    We lease certain mobile and other equipment, office space and other items which in the normal course of business may be renewed or replaced by subsequent leases. Total expense for such operating leases (other than for mineral rights) was $15.6 million in 2013, $14.5 million in 2012 and $15.5 million in 2011. Total future payments under non-cancelable operating leases with an initial or remaining term of more than one year were $44.6 million at May 31, 2013. Estimated lease payments for each of the five succeeding years are $9.7 million, $8.1 million, $5.6 million,$5.7 million and $5.1 million.
Purchase Obligations.    We purchase coal for use in our operations under long-term supply contracts that, in certain cases, require minimum transportation charges. In addition, we purchase mining services at our north Texas cement plant under a long-term contract that contains provisions for minimum payments. We expect to utilize these required amounts of material and services in the normal course of business operations. Total cost incurred under contracts requiring minimum purchases or payments was $6.9 million in 2013, $16.1 million in 2012 and $27.0 million in 2011. Total future minimum payments under the contracts were $26.9 million at May 31, 2013. Estimated minimum payments for each of the five succeeding years are $6.3 million, $6.3 million, $6.3 million, $6.3 million and $1.7 million.

We entered into a long-term contract with a power supplier during the construction of our Oro Grande, California cement plant which included the construction of certain power facilities at the plant. We recognized a capital lease obligation of $2.4 million related to payment obligations under the power supply contract related to these facilities. The total future commitment under the contract, including maintenance services to be provided by the power supplier, related to these facilities was $5.3 million at May 31, 2013. Payments for each of the five succeeding years are $0.4 million per year.
6. Shareholders’ Equity
There are authorized 100,000 shares of Cumulative Preferred Stock, no par value, of which 20,000 shares are designated $5 Cumulative Preferred Stock (Voting), redeemable at $105 per share and entitled to $100 per share upon dissolution. An additional 40,000 shares are designated Series B Junior Participating Preferred Stock. The Series B Preferred Stock is not redeemable and ranks, with respect to the payment of dividends and the distribution of assets, junior to (i) all other series of the Preferred Stock unless the terms of any other series shall provide otherwise and (ii) the $5 Cumulative Preferred Stock. No shares of $5 Cumulative Preferred Stock or Series B Junior Participating Preferred Stock were outstanding as of May 31, 2013.
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
Options become exercisable in installments beginning one year after the date of grant and expire 10 years after the date of grant. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. Options with graded vesting are valued as single awards and the compensation cost recognized using a straight-line attribution method over the shorter of the vesting period or required service period adjusted for estimated forfeitures. No options were granted during 2013. The following table sets forth the information about the weighted-average grant date fair value of options and the weighted-average assumptions used for such grants.

	2012	2011
Weighted average grant date fair value	$13.80	$18.52
Weighted average assumptions used:
Expected volatility	.450	.462
Expected option term in years	6.7	6.7
Risk-free interest rate	1.31%	2.68%
Expected dividend yield	.02%	.74%
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

A summary of option transactions for the three years ended May 31, 2013, follows:

	Shares Under Option	Weighted-Average Option Price
Outstanding at May 31, 2010	1,764,516	$38.54
Granted	358,450	$40.22
Exercised	(103,280)	$22.51
Canceled	(47,245)	$43.13
Outstanding at May 31, 2011	1,972,441	$39.58
Granted	389,850	$29.75
Exercised	(105,269)	$21.44
Canceled	(111,452)	$42.31
Outstanding at May 31, 2012	2,145,570	$38.54
Exercised	(560,097)	$32.90
Canceled	(76,940)	$37.72
Outstanding at May 31, 2013	1,508,533	$40.68
Options exercisable at May 31, were 878,423 for 2013, 1,160,420 shares for 2012 and 1,040,521 shares for 2011 at a weighted-average option price of $45.95, $42.59 and $41.34 respectively. The following table summarizes information about stock options outstanding as of May 31, 2013.

	Range of Exercise Prices
	$16.04 - $29.38	$33.57 - $48.60	$50.63 - $70.18
Options outstanding
Shares outstanding	501,792	616,051	390,940
Weighted-average remaining life in years	7.43	5.97	3.23
Weighted-average exercise price	$27.62	$39.57	$59.18
Options exercisable
Shares exercisable	170,822	316,661	390,940
Weighted-average remaining life in years	6.22	4.74	3.23
Weighted-average exercise price	$25.95	$40.39	$59.18
Outstanding options expire on various dates to January 11, 2022. As of May 31, 2013, there were 2,767,638 shares available for future awards under the 2004 Plan.
As of May 31, 2013, the aggregate intrinsic value (the difference in the closing market price of our common stock of $71.41 and the exercise price to be paid by the optionee) of stock options outstanding was $46.4 million. The aggregate intrinsic value of exercisable stock options at that date was $22.4 million. The total intrinsic value for options exercised (the difference in the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) was $15.1 million in 2013, $1.0 million in 2012, and $1.7 million in 2011.
We began issuing time-lapse RSUs to employees during 2013. RSUs vest at the end of a four year term. We determine the fair value of time-lapse RSUs using the average stock price on the date of grant, and value them as a single award with the related compensation cost recognized using a straight-line method over the vesting period adjusted for estimated forfeitures. Employees received 95,120 RSUs during 2013 with an average closing stock price on the date of grant of $55.92.
We have provided additional stock-based compensation to employees and directors under stock appreciation rights contracts, deferred compensation agreements, restricted stock payments and a former stock awards program which was settled during fiscal year 2012. At May 31, 2013, outstanding stock appreciation rights totaled 133,315 shares, deferred compensation agreements to be settled in common stock totaled 4,635 shares and unvested restricted stock totaled 14,331 shares. Other credits at May 31, 2012 included $4.1 million of accrued stock-based compensation accounted for as liabilities, which were expected to be settled in cash. Common stock totaling 4.2 million shares at May 31, 2013 and 2.5 million shares at May 31, 2012 have been reserved for the settlement of stock-based compensation.

Total stock-based compensation included in selling, general and administrative expense was $9.5 million in 2013, $2.4 million in 2012, and $5.6 million in 2011. Prior to effects of the January 4, 2013 stock appreciation rights agreement and the deferred compensation agreements noted below, the impact of changes in our company's stock price on stock-based awards previously accounted for as liabilities increased stock-based compensation $4.7 million in 2013, reduced stock-based compensation $2.6 million in 2012 and increased stock-based compensation $0.8 million in 2011.
Total tax expense or benefit recognized in our statements of operations for stock-based compensation was an expense of $1.0 million in 2013, less than $0.1 million in 2012 and $1.1 million 2011. No cash tax benefit was realized for stock-based compensation in 2013, 2012 and 2011.
As of May 31, 2013, the total unrecognized stock-based compensation expense was $12.0 million. We currently expect to recognize approximately $4.6 million of this expense in 2014, $3.4 million in 2015, $2.7 million in 2016 and $1.3 million in 2017
Effective January 4, 2013 the outstanding stock appreciation rights agreement was extended and modified to require settlement in shares instead of cash. Also effective December 28, 2012, deferred compensation agreements totaling 101,790 shares were settled with shares. The results of these changes were insignificant to compensation expense. In addition, as a result of the changes, the Company will no longer face volatility in compensation expense due to the changes in the Company's stock price.
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
The pension and other benefit obligations recognized on our consolidated balance sheets totaled $77.1 million at May 31, 2013 and $88.5 million at May 31, 2012, of which $3.8 million at May 31, 2013 and $3.7 million at May 31, 2012 were classified as current liabilities.
The cumulative postretirement benefit plan adjustment recognized as other comprehensive loss on our consolidated balance sheets totaled $18.4 million (net of tax of $3.5 million) at May 31, 2013 and $24.5 million (net of tax of $1.4 million) at May 31, 2012.

The pretax changes in accumulated other comprehensive loss consist of the following:

	Pension Benefits		Other Benefits
In thousands	2013	2012	2013	2012
Net actuarial loss at beginning of year	$28,968	$18,828	$5,066	$5,613
Amortization of actuarial loss	(1,381)	(1,722)	(515)	(566)
Current period net actuarial loss (gain)	(6,467)	11,862	(2,091)	19
Net actuarial loss at the end of year	$21,120	$28,968	$2,460	$5,066
Net prior service credit at beginning of year	$—	$—	$(3,545)	$(4,320)
Amortization of prior service credit	—	—	775	775
Net prior service credit at the end of year	$—	$—	$(2,770)	$(3,545)
The pretax amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic postretirement benefit cost (credit) in 2014 are as follows:

In thousands	Pension Benefits	Other Benefits
Net actuarial loss	$615	$229
Prior service credit	—	(775)
	$615	$(546)

Riverside Defined Benefit Plans.    The amount of the defined benefit pension plan and postretirement health benefit plan expense charged to costs and expenses was as follows:

	Defined Pension Benefit			Health Benefit
In thousands	2013	2012	2011	2013	2012	2011
Service cost	$339	$537	$502	$106	$98	$114
Interest cost	2,613	3,040	2,951	352	415	425
Expected return on plan assets	(3,059)	(3,108)	(2,740)	—	—	—
Amortization of prior service credit	—	—	—	(775)	(775)	(775)
Amortization of net actuarial loss	1,381	1,722	2,068	515	566	614
	$1,274	$2,191	$2,781	$198	$304	$378
Weighted average assumptions used to determine net cost
Assumed discount rate	3.90%	5.35%	5.60%	4.35%	5.35%	5.60%
Assumed long-term rate of return on pension plan assets	7.30%	7.60%	8.25%	—	—	—
Average long-term pay progression	3.00%	3.00%	3.00%	—	—	—
Unrecognized prior service costs and credits and actuarial gains or losses for these plans are recognized in a systematic manner over the remaining service periods of active employees expected to receive benefits under these plans.
We contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts as are considered appropriate. We expect to make contributions of $2.3 million in 2014.
Obligation and asset data for the defined benefit pension plan and postretirement health benefit plan at May 31 were as follows:

	Defined Pension Benefit		Health Benefit
In thousands	2013	2012	2013	2012
Change in projected benefit obligation
Benefit obligation at beginning of year	$66,121	$57,756	$8,168	$7,857
Service cost	339	537	106	98
Interest cost	2,613	3,040	352	415
Participant contributions	—	—	168	184
Curtailment	(2,228)	—	—	—
Benefits paid	(3,511)	(3,102)	(410)	(405)
Actuarial loss (gain)	(945)	7,890	(2,091)	19
Benefit obligation at end of year	$62,389	$66,121	$6,293	$8,168
Change in plan assets
Fair value of plan assets at beginning of year	$40,028	$39,752	$—	$—
Actual return on plan assets	6,353	(864)	—	—
Employer contributions	4,304	4,242	241	221
Benefits paid	(3,511)	(3,102)	(241)	(221)
Fair value of plan assets at end of year	$47,174	$40,028	$—	$—
Funded status at end of year	$(15,215)	$(26,093)	$(6,293)	$(8,168)
Weighted average assumptions used to determine benefit obligations
Assumed discount rate	4.50%	4.35%	4.55%	4.35%
Average long-term pay progression	—	3.00%	—	—
Accumulated benefit obligation for the defined benefit pension plan was $62.4 million at May 31, 2013 and $64.0 million at May 31, 2012.

The estimated future benefit payments under the defined benefit pension plan for each of the five succeeding years are $3.3 million, $3.5 million, $3.6 million, $3.7 million and $3.7 million and for the five-year period thereafter an aggregate of $19.7 million.
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

In thousands	2013	2012
Cash and cash equivalents	$969	$882
Mutual funds
Equity	28,713	23,782
Fixed income	17,492	15,364
Fair value of plan assets at end of year	$47,174	$40,028
The plan fiduciaries set the long-term strategic investment objectives for the defined benefit pension plan assets. The objectives include preserving the funded status of the trust and balancing risk and return. Investment performance and plan asset mix are periodically reviewed with external consultants. Plan assets are currently allocated to the fixed income and equity categories of investments in a manner that varies in the short term, but has a long term objective of averaging approximately 60% in equity securities and 40% in fixed income securities. Within these categories, investments are allocated to multiple asset classes. The expected long-term rate of return on plan assets of 7.30% for 2013 was determined by considering historical and expected returns for each asset class and the effect of periodic asset rebalancing and, for underperforming assets, reallocations. The current allocation of plan assets has a long-term historical rate of return that exceeds the plan objectives. While historical returns are not guarantees of future performance, these allocations are expected to meet the objectives of the plan.
The actual defined benefit pension plan asset allocation at May 31, 2013 and 2012, and the target asset allocation for 2014, by asset category were as follows

% of Plan Assets	2013	2012	Target 2014
Equity securities	61%	59%	60%
Fixed income securities	39%	41%	40%
	100%	100%	100%
The assumed health care cost trend rate for the next year attributed to all participant age groups is 9% declining to an ultimate trend rate of 5% in 2022. The effect of increasing or decreasing the health care cost trend rates by one percentage point would increase the health benefit obligation by approximately $303,000 or decrease the health benefit obligation by approximately $308,000 and increase or decrease the plan expense by approximately $25,000.
The estimated future benefit payments under the postretirement health benefit plan for each of the five succeeding years are $0.2 million, $0.2 million, $0.3 million, $0.3 million and $0.3 million and for the five-year period thereafter an aggregate of $2.1 million.
Financial Security Defined Benefit Plans.    The amount of financial security plan benefit expense and the projected financial security plan benefit obligation are determined using assumptions as of the end of the year. The weighted-average discount rate used was 4.35% in 2013 and 4.30% in 2012. Actuarial gains or losses are recognized when incurred, and therefore, the end of year benefit obligation is the same as the accrued benefit costs recognized in the consolidated balance sheet.
The financial security defined benefit plans were amended during the second quarter of fiscal year 2013. This amendment provides that effective December 31, 2012 the Plans were frozen.

The amount of financial security plan benefit expense charged to costs and expenses was as follows:

In thousands	2013	2012	2011
Service cost	$2,370	$2,147	$2,213
Interest cost	2,364	2,517	2,311
Recognized actuarial loss (gain)	(38)	4,366	2,347
Recognized actuarial loss adjustment	—	—	—
	$4,696	$9,030	$6,871
The following provides a reconciliation of the financial security plan benefit obligation.

In thousands	2013	2012
Change in projected benefit obligation
Benefit obligation at beginning of year	$54,230	$48,091
Service cost	2,370	2,147
Interest cost	2,364	2,517
Recognized actuarial loss (gain)	(38)	4,366
Benefits paid	(3,323)	(2,891)
Benefit obligation at end of year	$55,603	$54,230
Funded status at end of year	$(55,603)	$(54,230)
The financial security plans are unfunded and benefits are paid as they become due. The estimated future benefit payments under the plans for each of the five succeeding years are $3.6 million, $4.0 million, $4.4 million, $4.4 million and $4.5 million and for the five-year period thereafter an aggregate of $21.0 million.
Defined Contribution Plans.    Substantially all of our employees are covered by a series of defined contribution retirement plans. The amount of pension expense charged to costs and expenses for these plans was $0.5 million in 2013, $1.2 million in 2012, and $2.8 million in 2011. It is our policy to fund the plans to the extent of charges to income.

9. Income Taxes
The income tax provision (benefit) from continuing operations are composed of:

In thousands	2013	2012	2011
Current	$(110)	$964	$1,071
Deferred	(13,656)	(2,605)	(44,948)
	$(13,766)	$(1,641)	$(43,877)

A reconciliation of income taxes from continuing operations at the federal statutory rate to the preceding provision (benefit) follows:

In thousands	2013	2012	2011
Taxes at statutory rate	$(8,491)	$100	$(39,672)
Additional statutory depletion	(2,967)	(2,485)	(2,172)
State income taxes	(347)	519	(1,285)
Nontaxable insurance benefits	(1,317)	(1,219)	(1,275)
Stock-based compensation	(501)	823	909
Other—net	(143)	621	(382)
	$(13,766)	$(1,641)	$(43,877)
The components of the net deferred tax asset at May 31 are summarized below.

In thousands	2013	2012
Deferred tax assets
Deferred compensation	$20,832	$22,626
Inventory costs	11,231	4,897
Accrued expenses not currently tax deductible	8,092	9,192
Goodwill	—	988
Pension and other postretirement benefits	7,493	11,042
Alternative minimum tax credit carryforward	28,808	28,808
Net operating loss carryforward	148,020	61,530
Other	7,412	5,998
Total deferred tax assets	231,888	145,081
Valuation allowance	(3,639)	(5,159)
Net deferred tax assets	228,249	139,922
Deferred tax liabilities
Property, plant and equipment	196,220	103,583
Goodwill	457	—
Deferred real estate gains	20,044	19,049
Other	4,824	3,575
Total deferred tax liabilities	221,545	126,207
Net deferred tax asset	6,704	13,715
Less current deferred tax asset	18,774	10,713
Long-term deferred tax asset (liability)	$(12,070)	$3,002

We made income tax payments of $0.5 million in 2013, $0.4 million in 2012 and $0.4 million in 2011, and received income tax refunds of $0.3 million in 2013, $0.1 million in 2012 and $13.1 million in 2011.
As of May 31, 2013, we had an alternative minimum tax credit carryforward of $28.8 million. The credit, which does not expire, is available for offset against future regular federal income tax. We had $143.1 millionin federal net operating loss carryforwards. The federal net operating losses, which begin to expire in 2030, may be carried forward twenty years and offset against future federal taxable income. We had $5.0 million in state net operating loss carryforwards. The state net operating losses, which begin to expire in 2014, may be carried forward from five to twenty years depending on the state jurisdiction.
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

Management reviews our deferred tax position and in particular our deferred tax assets whenever circumstances indicate that the assets may not be realized in the future and records a valuation allowance unless such deferred tax assets are deemed more likely than not to be recoverable. The ultimate realization of these deferred tax assets depends upon various factors including the generation of taxable income during future periods. The Company’s deferred tax assets exceeded deferred tax liabilities as of May 31, 2013 and May 31, 2012. Management has concluded that the sources of taxable income we are permitted to consider do not assure the realization of the entire amount of our net deferred tax assets. Accordingly, a valuation allowance is required due to the uncertainty of realizing the deferred tax assets. We have $3.6 million in valuation allowances recorded against our net deferred tax assets as of May 31, 2013.
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
In March 2008, the South Coast Air Quality Management District, or SCAQMD, informed one of our subsidiaries, Riverside Cement Company (Riverside), that it believed that operations at the Crestmore cement plant in Riverside, California caused the level of hexavalent chromium, or chrome 6, in the air in the vicinity of the plant to be elevated above ambient air levels. Chrome 6 has been identified by the State of California as a carcinogen. Riverside immediately began taking steps, in addition to its normal dust control procedures, to reduce dust from plant operations and eliminate the use of open clinker stockpiles. In February 2008, the SCAQMD placed an air monitoring station at the downwind property line closest to the open clinker stockpiles. In the SCAQMD’s first public report of the results of its monitoring, over the period of February 12 to April 9, 2008, the average level of chrome 6 was 2.43 nanograms per cubic meter, or ng/m³. Since that time, the average level has decreased. The average levels of chrome 6 reported by the SCAQMD at all of the air monitoring stations in areas around the plant, over the entire period of time they have operated those stations, including the station at the property line, average below 1.0 ng/m³ over the entire period of time it has operated the stations. The SCAQMD compared the level of exposure at the air monitor on our property line with the following employee exposure standards established by regulatory agencies:

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
The following is a summary of operating results and certain other financial data for our business segments.

In thousands	2013	2012	2011
Net sales
Cement
Sales to external customers	$336,614	$268,886	$240,449
Intersegment sales	44,890	46,407	46,845
Aggregates
Sales to external customers	128,901	96,212	97,955
Intersegment sales	26,705	21,145	20,399
Consumer products
Sales to external customers	231,566	229,007	233,502
Intersegment sales	162	2,721	2,646
Eliminations	(71,757)	(70,273)	(69,890)
Total net sales	$697,081	$594,105	$571,906
Segment operating profit (loss)
Cement	$44,062	$20,488	$(10,249)
Aggregates	14,443	25,370	16,096
Consumer products	(10,132)	25,035	(11,151)
Total segment operating profit (loss)	48,373	70,893	(5,304)
Corporate	(39,826)	(35,771)	(30,843)
Interest	(32,807)	(34,835)	(47,583)
Loss on debt retirements	—	—	(29,619)
Income (loss) from continuing operations before income taxes	$(24,260)	$287	$(113,349)
Identifiable assets
Cement	$1,174,879	$1,135,336	$1,082,524
Aggregates	168,255	219,074	201,917
Consumer products	182,839	90,717	106,643
Corporate	109,852	131,801	159,927
Total assets	$1,635,825	$1,576,928	$1,551,011
Depreciation, depletion and amortization
Cement	$35,219	$35,078	$36,576
Aggregates	13,053	14,231	17,099
Consumer products	9,353	8,981	7,625
Corporate	988	1,148	1,133
Total depreciation, depletion and amortization	$58,613	$59,438	$62,433

Capital expenditures
Cement	$77,793	$78,618	$30,413
Aggregates	4,298	20,979	5,078
Consumer products	8,820	4,569	8,229
Corporate	1,607	1,817	917
Total capital expenditures	$92,518	$105,983	$44,637
Net sales by product
Cement	$301,106	$232,007	$209,586
Stone, sand and gravel	83,333	64,393	68,645
Ready-mix concrete	231,195	182,418	180,733
Other products	10,758	50,409	56,272
Delivery fees	70,689	64,878	56,670
Total net sales	$697,081	$594,105	$571,906
All sales were made in the United States during the periods presented with no single customer representing more than ten percent of sales.

Cement segment operating profit includes a gain from the sales of emission credits associated with our Crestmore cement plant in Riverside, California of $2.5 million in 2012.
Consumer products operating profit includes a gain of $1.6 million in 2012 from the exchange of certain ready-mix operations in Houston, Texas for ready-mix and aggregates operations that serve the Austin, Texas metropolitan market.
Operating profit includes $2.0 million in restructuring charges in 2012, including $1.1 million associated with our cement operations, $0.4 million associated with our aggregate operations, $0.5 million associated with our ready-mix concrete operations. An additional $1.2 million in restructuring charges in 2012 is associated with our corporate activities.
Capital expenditures incurred in connection with the expansion of our Hunter, Texas cement plant was $75.3 million in 2013, $72.9 million in 2012 and $25.4 million in 2011, of which $38.5 million in 2013, $32.3 million in 2012 and $11.0 million in 2011 was capitalized interest paid.
Capital expenditures for normal replacement and upgrades of existing equipment and acquisitions to sustain existing operations were $25.4 million in 2013, $33.4 million in 2012 and $20.3 million in 2011, of which $18.0 million was incurred to acquire aggregate reserves in 2012.
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

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating balance sheet at May 31, 2013
Cash and cash equivalents	$58,791	$2,505	$—	$61,296
Receivables – net	—	126,922	—	126,922
Inventories	—	105,054	—	105,054
Deferred income taxes and prepaid expenses	615	26,834	(155)	27,294
Discontinued operations held for sale	—	—	—	—
Total current assets	59,406	261,315	(155)	320,566
Property, plant and equipment – net	—	1,226,396	—	1,226,396
Goodwill	—	40,575	—	40,575
Real estate and investments	1,080	28,391	—	29,471
Deferred income taxes and other charges	210,838	7,744	(199,765)	18,817
Investment in subsidiaries	1,028,330	—	(1,028,330)	—
Long-term intercompany receivables	167,778	18,743	(186,521)	—
Total assets	$1,467,432	$1,583,164	$(1,414,771)	$1,635,825
Accounts payable	$46	$69,015	$—	$69,061
Accrued interest, compensation and other	26,416	36,075	(155)	62,336
Current portion of long-term debt	—	1,872	—	1,872
Total current liabilities	26,462	106,962	(155)	133,269
Long-term debt	650,245	7,690	—	657,935
Long-term intercompany payables	18,743	167,778	(186,521)	—
Deferred income taxes	—	211,832	(199,765)	12,067
Other credits	52,042	27,048	—	79,090
Shareholders’ equity	719,940	1,061,854	(1,028,330)	753,464
Total liabilities and shareholders’ equity	$1,467,432	$1,583,164	$(1,414,771)	$1,635,825

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating balance sheet at May 31, 2012
Cash and cash equivalents	$84,713	$3,314	$—	$88,027
Receivables – net	—	98,836	—	98,836
Inventories	—	99,441	—	99,441
Deferred income taxes and prepaid expenses	99	18,908	—	19,007
Discontinued operations held for sale	—	40,344	—	40,344
Total current assets	84,812	260,843	—	345,655
Property, plant and equipment – net	—	1,185,325	—	1,185,325
Goodwill	—	1,715	—	1,715
Real estate and investments	664	20,201	—	20,865
Deferred income taxes and other charges	123,734	7,356	(107,722)	23,368
Investment in subsidiaries	987,519	—	(987,519)	—
Long-term intercompany receivables	246,298	18,747	(265,045)	—
Total assets	$1,443,027	$1,494,187	$(1,360,286)	$1,576,928
Accounts payable	$108	$64,717	$—	$64,825
Accrued interest, compensation and other	25,829	35,488	—	61,317
Current portion of long-term debt	4	1,210	—	1,214
Total current liabilities	25,941	101,415	—	127,356
Long-term debt	650,245	6,704	—	656,949
Long-term intercompany payables	18,747	246,298	(265,045)	—
Deferred income taxes	—	107,722	(107,722)	—
Other credits	51,823	44,529	—	96,352
Shareholders’ equity	696,271	987,519	(987,519)	696,271
Total liabilities and shareholders’ equity	$1,443,027	$1,494,187	$(1,360,286)	$1,576,928

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating statement of comprehensive income for the year ended May 31, 2013
Net sales	$—	$697,081	$—	$697,081
Cost of products sold	—	629,803	—	629,803
	—	67,278	—	67,278
Selling, general and administrative	9,133	58,524	—	67,657
Interest	68,885	—	(36,078)	32,807
Loss on debt retirements	—	—	—	—
Other income	(70)	(8,856)	—	(8,926)
Intercompany other income	(3,501)	(32,577)	36,078	—
	74,447	17,091	—	91,538
Income (loss) from continuing operations before the following items	(74,447)	50,187	—	(24,260)
Income taxes (benefit)	(30,805)	17,039	—	(13,766)
	(43,642)	33,148	—	(10,494)
Equity in earnings of subsidiaries	68,193	—	(68,193)	—
Net income (loss) from continuing operations	$24,551	$33,148	$(68,193)	$(10,494)
Net income from discontinued operations, net of tax	$—	$35,044	$—	$35,044
Net income (loss)	$24,551	$68,192	$(68,193)	$24,550
Comprehensive income (loss)	$24,551	$74,336	$(68,193)	$30,694

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating statement of comprehensive income for the year Ended May 31, 2012
Net sales	$—	$594,105	$—	$594,105
Cost of products sold	—	560,573	—	560,573
	—	33,532	—	33,532
Selling, general and administrative	9,349	59,014	—	68,363
Restructuring charges	—	3,153	—	3,153
Interest	68,291	—	(33,456)	34,835
Loss on debt retirements	—	—	—	—
Other income	(56)	(73,050)	—	(73,106)
Intercompany other income	(3,500)	(29,956)	33,456	—
	74,084	(40,839)	—	33,245
Income (loss) from continuing operations before the following items	(74,084)	74,371	—	287
Income taxes (benefit)	(27,345)	25,704	—	(1,641)
	(46,739)	48,667	—	1,928
Equity in earnings of subsidiaries	54,215	—	(54,215)	—
Net income (loss) from continuing operations	$7,476	$48,667	$(54,215)	$1,928
Net income from discontinued operations, net of tax	$—	$5,548	$—	$5,548
Net income (loss)	$7,476	$54,215	$(54,215)	$7,476
Comprehensive income (loss)	$7,476	$42,479	$(54,215)	$(4,260)

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating statement of comprehensive income for the year ended May 31, 2011
Net sales	$—	$571,906	$—	$571,906
Cost of products sold	—	556,925	—	556,925
Gross profit (loss)	—	14,981	—	14,981
Selling, general and administrative	8,810	63,239	—	72,049
Interest	66,101	—	(18,518)	47,583
Loss on debt retirements	29,619	—	—	29,619
Other income	(200)	(20,721)	—	(20,921)
Intercompany other income	(3,500)	(15,018)	18,518	—
	100,830	27,500	—	128,330
Income (loss) from continuing operations before the following items	(100,830)	(12,519)	—	(113,349)
Income taxes (benefit)	(37,475)	(6,402)	—	(43,877)
	(63,355)	(6,117)	—	(69,472)
Equity in earnings of subsidiaries	(1,558)	—	1,558	—
Net income (loss) from continuing operations	$(64,913)	$(6,117)	$1,558	$(69,472)
Net income from discontinued operations, net of tax	$—	$4,559	$—	$4,559
Net Income (loss)	$(64,913)	$(1,558)	$1,558	$(64,913)
Comprehensive income (loss)	$(64,913)	$(170)	$1,558	$(63,525)

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating statement of cash flows for the year ended May 31, 2013
Net cash provided (used) by operating activities	$(121,261)	$154,561	$—	$33,300
Investing activities
Capital expenditures – expansions	—	(67,426)	—	(67,426)
Capital expenditures – other	—	(25,395)	—	(25,395)
Proceeds from asset disposals	—	18,481	—	18,481
Investments in life insurance contracts	2,467	—	—	2,467
Other – net	—	(102)	—	(102)
Net cash provided (used) by investing activities	2,467	(74,442)	—	(71,975)
Financing activities
Long-term borrowings	—	—	—	—
Debt payments	(4)	(2,680)	—	(2,684)
Debt issuance costs	—	—	—	—
Stock option exercises	14,628	—	—	14,628
Common dividends paid	—	—	—	—
Net intercompany financing activities	78,248	(78,248)	—	—
Net cash provided (used) by financing activities	92,872	(80,928)	—	11,944
Increase (decrease) in cash and cash equivalents	(25,922)	(809)	—	(26,731)
Cash and cash equivalents at beginning of period	84,713	3,314	—	88,027
Cash and cash equivalents at end of period	$58,791	$2,505	$—	$61,296

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating statement of cash flows for the year ended May 31, 2012
Net cash provided (used) by operating activities	$(49,100)	$59,274	$—	$10,174
Investing activities
Capital expenditures – expansions	—	(72,906)	—	(72,906)
Capital expenditures – other	—	(33,430)	—	(33,430)
Proceeds from asset disposals	—	66,845	—	66,845
Investments in life insurance contracts	3,354	—	—	3,354
Other – net	—	(245)	—	(245)
Net cash provided (used) by investing activities	3,354	(39,736)	—	(36,382)
Financing activities
Long-term borrowings	—	—	—	—
Debt payments	(19)	(281)	—	(300)
Debt issuance costs	(1,829)	—	—	(1,829)
Stock option exercises	2,023	—	—	2,023
Common dividends paid	(2,091)	—	—	(2,091)
Net intercompany financing activities	18,477	(18,477)	—	—
Net cash provided (used) by financing activities	16,561	(18,758)	—	(2,197)
Increase (decrease) in cash and cash equivalents	(29,185)	780	—	(28,405)
Cash and cash equivalents at beginning of period	113,898	2,534	—	116,432
Cash and cash equivalents at end of period	$84,713	$3,314	$—	$88,027

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating statement of cash flows for the year ended May 31, 2011
Net cash provided (used) by operating activities	$(55,280)	$64,525	$—	$9,245
Investing activities
Capital expenditures – expansions	—	(25,430)	—	(25,430)
Capital expenditures – other	—	(20,253)	—	(20,253)
Proceeds from asset disposals	—	3,596	—	3,596
Investments in life insurance contracts	4,073	—	—	4,073
Other – net	—	1,266	—	1,266
Net cash provided (used) by investing activities	4,073	(40,821)	—	(36,748)
Financing activities
Long-term borrowings	650,000	—	—	650,000
Debt payments	(561,394)	(233)	—	(561,627)
Debt issuance costs	(12,492)	—	—	(12,492)
Stock option exercises	1,462	—	—	1,462
Common dividends paid	(8,354)	—	—	(8,354)
Net intercompany financing activities	23,391	(23,391)	—	—
Net cash provided (used) by financing activities	92,613	(23,624)	—	68,989
Increase (decrease) in cash and cash equivalents	41,406	80	—	41,486
Cash and cash equivalents at beginning of period	72,492	2,454	—	74,946
Cash and cash equivalents at end of period	$113,898	$2,534	$—	$116,432

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Texas Industries, Inc.

We have audited the accompanying consolidated balance sheets of Texas Industries, Inc. and subsidiaries (the Company) as of May 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and shareholders' equity for each of the three years in the period ended May 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Texas Industries, Inc. and subsidiaries at May 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Texas Industries, Inc. and subsidiaries' internal control over financial reporting as of May 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Dallas, Texas
July 22, 2013

QUARTERLY FINANCIAL INFORMATION (Unaudited)
The following is a summary of quarterly financial information (in thousands except per share).

2013	Aug.	Nov.	Feb.	May
Net sales	$174,523	$167,693	$141,359	$213,506
Gross profit	15,200	11,754	12,324	28,000
Net income (loss) from continuing operations	(7,396)	(10,189)	(8,513)	15,604
Net income from discontinued operations	4,738	(933)	2,699	28,540
Net income (loss) (1)	(2,658)	(11,122)	(5,814)	44,144
Net income (loss) per share from continuing operations:
Basic earnings (loss) per share	$(0.26)	$(0.36)	$(0.30)	$0.55
Diluted earnings (loss) per share	$(0.26)	$(0.36)	$(0.30)	$0.55
Net income (loss) from discontinued operations:
Basic earnings (loss) per share	$0.18	$(0.04)	$0.10	$1.00
Diluted earnings (loss) per share	$0.18	$(0.04)	$0.10	$0.99
Net income (loss):
Basic earnings (loss) per share	$(0.08)	$(0.40)	$(0.20)	$1.55
Diluted earnings (loss) per share	$(0.08)	$(0.40)	$(0.20)	$1.54

2012	Aug.	Nov.	Feb.	May
Net sales	$167,629	$146,173	$121,894	$158,409
Gross profit	10,628	1,484	(1,880)	23,300
Net income (loss) from continuing operations	(9,382)	(20,622)	(25,175)	57,107
Net income (loss) from discontinued operations	1,962	(415)	895	3,106
Net income (loss) (2)(3)	(7,420)	(21,037)	(24,280)	60,213
Net income (loss) per share from continuing operations:
Basic earnings (loss) per share	$(0.34)	$(0.73)	$(0.90)	$2.04
Diluted earnings (loss) per share	$(0.34)	$(0.73)	$(0.90)	$2.04
Net income from discontinued operations:
Basic earnings (loss) per share	$0.07	$(0.01)	$0.03	$0.11
Diluted earnings (loss) per share	$0.07	$(0.01)	$0.03	$0.11
Net income (loss):
Basic earnings (loss) per share	$(0.27)	$(0.74)	$(0.87)	$2.15
Diluted earnings (loss) per share	$(0.27)	$(0.74)	$(0.87)	$2.15

(1)	During the May 2013 quarter, we entered into an asset exchange transaction that resulted in the recognition of a gain of $41.1 million reported in our aggregate segment.

(2)
During the August 2012 quarter, we sold emission credits associated with our Crestmore cement plant in Riverside, California that resulted in a gain of $2.5 million reported in our cement segment.We entered into an asset exchange transaction that resulted in the recognition of a gain of $1.6 million reported in our consumer products segment.

(3)
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
None.

ITEM 9A.    CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of May 31, 2013.
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
With the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2013. The criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework were used by management in its assessment. Based on the assessment, management concluded that the Company’s internal control over financial reporting was effective as of May 31, 2013.
Ernst & Young LLP, the Company’s Independent Registered Public Accounting Firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. It appears immediately following this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Texas Industries, Inc.

We have audited Texas Industries, Inc. and subsidiaries' (the Company) internal control over financial reporting as of May 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Texas Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Texas Industries, Inc. and subsidiaries as of May 31, 2013 and 2012, and the related consolidated statement of operations, comprehensive income (loss), cash flows, and shareholders' equity for each of the three years in the period ended May 31, 2013 of Texas Industries, Inc. and subsidiaries and our report dated July 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
July 22, 2013

ITEM 9B.    OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our executive officers is incorporated by reference to the “Executive Officers” section in Item 1 of this Report. Information about our directors is incorporated by reference to the “Election of Directors” section in our Proxy Statement for the 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after May 31, 2013 (the “Proxy Statement”). Information about changes in the procedures by which shareholders may recommend director nominees is incorporated by reference to the “Corporate Governance-Director Nominations” section of the Proxy Statement. Information about the Audit Committee and an audit committee financial expert is incorporated by reference to the “Board of Directors and Its Standing Committees—Audit Committee” section of the Proxy Statement.
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

(b)	Financial Statements and Supplementary Data
Consolidated Balance Sheets—May 31, 2013 and 2012
Consolidated Statements of Operations—Years ended May 31, 2013. 2012 and 2011
Consolidated Statements of Comprehensive Income (Loss)—Years ended May 31, 2013. 2012 and 2011
Consolidated Statements of Cash Flows—Years ended May 31, 2013, 2012 and 2011
Consolidated Statements of Shareholders’ Equity—Years ended May 31, 2013. 2012 and 2011
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

Exhibit Number

10.5	Employment Agreement of Mel G. Brekhus dated as of April 22, 2013 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 24, 2013)

10.6	Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, as amended (incorporated by reference to Appendix A to Proxy Statement filed on August 24, 2012)

10.7	Form of Stock Option Agreement under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 25, 2006)

10.8	Form of Non-Employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 16, 2009)

10.9	Form of Restricted Stock Unit Agreement Under the Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (for time vested units)

10.10	Form of Performance Restricted Stock Unit Agreement Under the Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (for performance based units)

10.11
Amendment No. 3 and Restatement of SAR Agreement for Employee Directors and Assumption Under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, by and between Texas Industries, Inc. and Mel G. Brekhus dated January 4, 2013 (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q filed on March 28, 2013)

10.12	Texas Industries, Inc. Management Deferred Compensation Plan (incorporated by reference to Appendix B to Proxy Statement filed on August 24, 2012)

10.13	Form of Texas Industries, Inc. Management Deferred Compensation Plan Election Agreement

10.14	TXI Annual Incentive Plans-Fiscal Year 1014

10.15	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2014 (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K filed on July 15, 2011)

10.16	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2015 (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed on July 17, 2012)

10.17	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2016
10.18	Master Performance-Based Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement filed on August 25, 2006)

10.19	Deferred Compensation Plan for Directors of Texas Industries, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 24, 2006)

10.20	Form of 2005 Executive Financial Security Plan (Annuity Formula), as amended (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.21	Form of 2005 Executive Financial Security Plan (Lump Sum Formula), as amended (incorporated by reference to Exhibit 10.27 to Quarterly Report Form 1-Q filed on January 7, 2010)

10.22	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on April 25, 2006)

12.1	Computation of Ratios of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant as of May 31, 2013

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney for certain members of the Board of Directors

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit Number

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

95.1	Mine Safety Disclosure Exhibit

101
The following financial information from Texas Industries, Inc.’s Annual Report on Form 10-K for the year ended May 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of May 31, 2013 and May 31, 2012, (ii) Consolidated Statements of Operations for the years ended May 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the years ended May 31, 2013, 2012 and 2011, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of July, 2013.

TEXAS INDUSTRIES, INC.

By	/S/ MEL G. BREKHUS
Mel G. Brekhus, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ MEL G. BREKHUS Mel G. Brekhus	Director, President and Chief Executive Officer (Principal Executive Officer)	July 22, 2013

/S/ KENNETH R. ALLEN Kenneth R. Allen	Vice President—Finance and Chief Financial Officer (Principal Financial Officer)	July 22, 2013

/S/ T. LESLEY VINES, JR. T. Lesley Vines, Jr.	Vice President—Corporate Controller and Treasurer (Principal Accounting Officer)	July 22, 2013

/S/ JOHN D. BAKER II* John D. Baker II	Director	July 22, 2013

/S/ EUGENIO CLARIOND* Eugenio Clariond	Director	July 22, 2013

/S/ SAM COATS* Sam Coats	Director	July 22, 2013

/S/ SEAN FOLEY* Sean Foley	Director	July 22, 2013

/S/ BERNARD LANIGAN, JR.* Bernard Lanigan, Jr.	Director	July 22, 2013

/S/ THOMAS RANSDELL* Thomas Ransdell	Director	July 22, 2013

/S/ THOMAS L. RYAN* Thomas L. Ryan	Director	July 22, 2013

/S/ RONALD G. STEINHART* Ronald G. Steinhart	Director	July 22, 2013

/S/ DOROTHY C. WEAVER* Dorothy C. Weaver	Director	July 22, 2013

A majority of the Board of Directors

* By	/S/ T. LESLEY VINES, JR.
T. Lesley Vines, Jr. Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit Number

3.1	Composite Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed on July 21, 2010)

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on January 14, 2010)

3.3	Amended and Restated Certificate of Designations of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 1, 2006)

4.1	Form of the Company’s 9 1/4% Senior Note due 2020 and Notation of Guarantee (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed on August 11, 2010)

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

10.5	Employment Agreement of Mel G. Brekhus dated as of April 22, 2013 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 24, 2013)

10.6	Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, as amended (incorporated by reference to Appendix A to Proxy Statement filed on August 24, 2012)

10.7	Form of Stock Option Agreement under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 25, 2006)

10.8	Form of Non-Employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 16, 2009)

10.9	Form of Restricted Stock Unit Agreement Under the Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (for time vested units)

10.10	Form of Performance Restricted Stock Unit Agreement Under the Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (for performance based units)

10.11
Amendment No. 3 and Restatement of SAR Agreement for Employee Directors and Assumption Under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, by and between Texas Industries, Inc. and Mel G. Brekhus dated January 4, 2013 (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q filed on March 28, 2013)

Exhibit Number

10.12	Texas Industries, Inc. Management Deferred Compensation Plan (incorporated by reference to Appendix B to Proxy Statement filed on August 24, 2012)

10.13	Form of Texas Industries, Inc. Management Deferred Compensation Plan Election Agreement

10.14	TXI Annual Incentive Plans-Fiscal Year 1014

10.15	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2014 (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K filed on July 15, 2011)

10.16	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2015 (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed on July 17, 2012)

10.17	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2016
10.18	Master Performance-Based Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement filed on August 25, 2006)

10.19	Deferred Compensation Plan for Directors of Texas Industries, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 24, 2006)

10.20	Form of 2005 Executive Financial Security Plan (Annuity Formula), as amended (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.21	Form of 2005 Executive Financial Security Plan (Lump Sum Formula), as amended (incorporated by reference to Exhibit 10.27 to Quarterly Report Form 1-Q filed on January 7, 2010)

10.22	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on April 25, 2006)

12.1	Computation of Ratios of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant as of May 31, 2013

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney for certain members of the Board of Directors

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

95.1	Mine Safety Disclosure Exhibit

101
The following financial information from Texas Industries, Inc.’s Annual Report on Form 10-K for the year ended May 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of May 31, 2013 and May 31, 2012, (ii) Consolidated Statements of Operations for the years ended May 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the years ended May 31, 2013, 2012 and 2011, and (iv) the Notes to Consolidated Financial Statements.