Form 10-Q
period 2013-08-31
TEXAS INDUSTRIES INC
filed 2013-10-04
CIK 97472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 28,612,613 shares of the Registrant’s Common Stock, $1.00 par value, outstanding as of October 1, 2013.

INDEX
TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	(Unaudited)
In thousands except per share	August 31, 2013	May 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$48,472	$61,296
Receivables – net	142,032	126,922
Inventories	107,678	105,054
Deferred income taxes and prepaid expenses	26,564	27,294
TOTAL CURRENT ASSETS	324,746	320,566
PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	172,488	172,780
Buildings	51,461	50,968
Machinery and equipment	1,648,894	1,647,460
Construction in progress	19,017	16,642
	1,891,860	1,887,850
Less depreciation and depletion	680,804	661,454
	1,211,056	1,226,396
OTHER ASSETS
Goodwill	40,575	40,575
Real estate and investments	30,062	29,471
Deferred other charges	19,359	18,817
	89,996	88,863
	$1,625,798	$1,635,825
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$69,617	$69,061
Accrued interest, compensation and other	49,541	62,336
Current portion of long-term debt	1,911	1,872
TOTAL CURRENT LIABILITIES	121,069	133,269
LONG-TERM DEBT	657,449	657,935
DEFERRED INCOME TAXES AND OTHER CREDITS	89,954	91,157
SHAREHOLDERS’ EQUITY
Common stock, $1 par value; authorized 100,000 shares; issued and outstanding 28,609 and 28,572 shares, respectively	28,609	28,572
Additional paid-in capital	517,947	514,560
Retained earnings	229,115	228,686
Accumulated other comprehensive loss	(18,345)	(18,354)
	757,326	753,464
	$1,625,798	$1,635,825
See notes to consolidated financial statements.

(Unaudited)
CONSOLIDATED STATEMENTS OF OPERATIONS
TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Three months ended
	August 31,	August 31,
In thousands except per share	2013	2012
NET SALES	$233,082	$174,523
Cost of products sold	202,416	159,323
GROSS PROFIT	30,666	15,200
Selling, general and administrative	18,553	17,557
Interest expense	17,371	7,777
Other income, net	(5,857)	(2,599)
INCOME (LOSS) BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	599	(7,535)
Income taxes (benefit)	170	(139)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$429	$(7,396)
NET INCOME FROM DISCONTINUED OPERATIONS	—	4,738
NET INCOME (LOSS)	$429	$(2,658)
NET INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS:
Basic	$0.02	$(0.26)
Diluted	$0.01	$(0.26)
NET INCOME PER SHARE FROM DISCONTINUED OPERATIONS:
Basic	$—	$0.18
Diluted	$—	$0.18
NET INCOME (LOSS) PER SHARE:
Basic	$0.02	$(0.08)
Diluted	$0.01	$(0.08)
AVERAGE SHARES OUTSTANDING
Basic	28,578	27,998
Diluted	29,054	27,998
See notes to consolidated financial statements.

(Unaudited)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Three months ended
	August 31,	August 31,
In thousands	2013	2012
Net Income (loss)	$429	$(2,658)
Other comprehensive income:
Unrealized actuarial gain (loss) of defined benefit plans, net of tax expense (benefit) of $0 and $(32)	—	(55)
Reclassification of actuarial loss of defined benefit plans, net of tax benefit of $6 and $244, respectively.	9	423
Total other comprehensive income	9	368
Comprehensive income (loss)	$438	$(2,290)

See notes to consolidated financial statements.

(Unaudited)
CONSOLIDATED STATEMENTS OF CASH FLOWS
TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	Three months ended
	August 31,	August 31,
In thousands	2013	2012
OPERATING ACTIVITIES
Net income (loss)	$429	$(2,658)
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities
Depreciation, depletion and amortization	19,862	14,216
Gain on asset disposals	(3,069)	(2,503)
Deferred income tax expense (benefit)	51	(3)
Stock-based compensation expense	2,298	2,766
Other – net	(1,848)	(3,026)
Changes in operating assets and liabilities
Receivables – net	(16,136)	(14,013)
Inventories	(2,824)	10,846
Prepaid expenses	278	1,099
Accounts payable and accrued liabilities	(5,113)	(4,632)
Net cash provided (used) by operating activities	(6,072)	2,092
INVESTING ACTIVITIES
Capital expenditures – expansions	(7,125)	(28,114)
Capital expenditures – other	(5,373)	(4,496)
Proceeds from asset disposals	4,319	3,578
Investments in life insurance contracts	934	146
Other – net	—	(59)
Net cash used by investing activities	(7,245)	(28,945)
FINANCING ACTIVITIES
Debt payments	(447)	(1,028)
Stock option exercises	940	725
Net cash provided (used) by financing activities	493	(303)
Decrease in cash and cash equivalents	(12,824)	(27,156)
Cash and cash equivalents at beginning of period	61,296	88,027
Cash and cash equivalents at end of period	$48,472	$60,871
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Texas Industries, Inc. and subsidiaries is a leading supplier of heavy construction materials in the southwestern United States through our three business segments: cement, aggregates and concrete. Our principal products are gray portland cement, produced and sold through our cement segment; stone, sand and gravel, produced and sold through our aggregates segment; and ready-mix concrete, produced and sold through our concrete segment. Our facilities are concentrated primarily in Texas, Louisiana and California. When used in these notes the terms “Company,” “we,” “us” or “our” mean Texas Industries, Inc. and subsidiaries unless the context indicates otherwise.
We have changed the name of our "consumer products" segment to "concrete". This change impacts only the name of the segment to better reflect the business activity that occurs within the segment, and does not impact or change the financial information that we report through this segment.
1. Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 2013 are not necessarily indicative of the results that may be expected for the year ending May 31, 2014. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Texas Industries, Inc. for the year ended May 31, 2013.
Principles of Consolidation. The consolidated financial statements include the accounts of Texas Industries, Inc. and all subsidiaries except for a joint venture in which the Company has a 40% equity interest. The joint venture is accounted for using the equity method. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.
Discontinued Operations. The prior period consolidated financial statements in this Form 10-Q have been reclassified to reflect discontinued operations as discussed in Note 2 - Discontinued Operations.
Estimates. The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.
Fair Value of Financial Instruments. The estimated fair value of each class of financial instrument as of August 31, 2013 and May 31, 2013 approximates its carrying value except for long-term debt having fixed interest rates. The fair value of our long-term debt is estimated based on broker/dealer quoted market prices, which are level two inputs. As of August 31, 2013, the fair value of our long-term debt, including the current portion, was approximately $719.5 million compared to the carrying amount of $659.4 million. As of May 31, 2013, the fair value of our long-term debt, including the current portion, was approximately $723.2 million compared to the carrying amount of $659.8 million.
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
Legal Contingencies. We are a defendant in lawsuits which arose in the normal course of business and make provision for the estimated loss from any claim or legal proceeding when it is probable that an estimable liability has been incurred.
Inventories. Inventories are stated at the lower of cost or market. We use the last-in, first out (“LIFO”) method to value finished products, work in process and raw material inventories, excluding natural aggregate inventories. We use the average cost method to value other inventories that include natural aggregate and parts and supplies, which includes emission allowance credits. Our natural aggregate inventory excludes volumes in excess of an average twelve-month period of actual sales.
We recognize the emission allowance credits issued by the California Air Resources Board (CARB) at zero cost and average them with the cost of additional credits that we purchase from state approved sources.

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
Goodwill and Goodwill Impairment. Management tests goodwill for impairment annually by reporting unit in the fourth quarter of our fiscal year. Management will make optional use of the qualitative assessment provided by the accounting guidance as part of its annual testing. The accounting guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If this is concluded to be the case then Management would proceed with the quantitative impairment test using a two-step process. Otherwise, the quantitative impairment test is not required.
The first step of the quantitative impairment test identifies potential impairment by comparing the fair value of a reporting unit to its carrying value including goodwill. In applying a fair-value based test, estimates are made of the expected future cash flows to be derived from the reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future prices for our products, capital needs, economic trends and other factors. If the carrying value of the reporting unit exceeds its fair value, the second step of the quantitative impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying value of the reporting unit goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

Goodwill resulting from the acquisition of ready-mix operations in Texas and Louisiana and identified with our concrete operations has a carrying value of $40.6 million at both August 31, 2013 and May 31, 2013. Based on an impairment test performed as of March 31, 2013, the fair value of the reporting unit exceeds its carrying value, and therefore, no potential impairment was identified.
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

The amount of income tax we pay is subject to ongoing audits by federal and state authorities which may result in proposed assessments. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental. We account for these uncertain tax issues using a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The first step determines if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step measures the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We adjust reserves for our uncertain tax positions due to changing facts and circumstances, the closing of a tax audit, judicial rulings, or realization of earnings or deductions that differ from our estimates. To the extent that the final outcome of these matters differs from the amounts recorded, such differences generally will impact our provision for income taxes in the period in which such a determination is made. Our provisions for income taxes include the impact of reserve provisions and changes to reserves that are considered appropriate including related interest and penalties.
Management reviews our deferred tax position and in particular our deferred tax assets whenever circumstances indicate that the assets may not be realized in the future and recognizes a valuation allowance unless such deferred tax assets were deemed more likely than not to be recoverable. The ultimate realization of these deferred tax assets is dependent upon various factors including the generation of taxable income during future periods. In determining the need for a valuation allowance, we consider such factors as historical earnings, the reversal of existing temporary differences, prior taxable income (if carryback is permitted under the tax law), prudent and feasible tax planning strategies, and future taxable income. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets valuation allowance would be charged to earnings in the period in which we make such a determination. If we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance as an adjustment to earnings at such time. See further discussion in Note 9.
Real Estate and Investments. Surplus real estate and real estate acquired for development of high quality industrial, office or multi-use parks totaled $7.1 million at August 31, 2013 and $7.3 million at May 31, 2013.
Investments include life insurance contracts purchased in connection with certain of our benefit plans. The contracts, recorded at their net cash surrender value, totaled $0.4 million (net of distributions of $94.0 million plus accrued interest and fees) at August 31, 2013 and $1.1 million (net of distributions of $99.8 million plus accrued interest and fees) at May 31, 2013. We can elect to receive distributions chargeable against the cash surrender value of the policies in the form of borrowings or withdrawals or we can elect to surrender the policies and receive their net cash surrender value.
Investment in Joint Venture. We own a 40% equity interest in a joint venture based in Waco, Texas that operates ready-mix plants serving the central Texas market. The day to day business operations are managed by the 60% partner in the venture. We supply cement to the joint venture. The debt of the joint venture is secured by the underlying assets of the joint venture. In addition, we have guaranteed 50% and our partner has guaranteed 100% of the debt of the joint venture. Our investment totaled $16.0 million at August 31, 2013 and $14.9 million at May 31, 2013. Our equity in income of the joint venture was $1.1 million for the three-month period ended August 31, 2013 and $0.6 million for the three-month period ended August 31, 2012.
Deferred Other Charges. Deferred other charges totaled $19.4 million at August 31, 2013 and $18.8 million at May 31, 2013. These balance totals include debt issuance costs of $10.6 million at August 31, 2013 and $11.1 million at May 31, 2013, that amortize over the term of the related debt. They also include $6.5 million representing the long-term portion of a note received in connection with the sale of our expanded shale and clay lightweight aggregates manufacturing businesses related to certain inventories.
Deferred Taxes and Other Credits. Other credits totaled $90.0 million at August 31, 2013 and $91.2 million at May 31, 2013 and are composed primarily of liabilities related to our retirement plans, deferred compensation agreements and asset retirement obligations.

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

Changes in asset retirement obligations are as follows:

	Three months ended
	August 31,	August 31,
In thousands	2013	2012
Balance at beginning of period	$2,653	$3,879
Additions	—	45
Accretion expense	30	42
Settlements	—	(1,617)
Balance at end of period	$2,683	$2,349
Accumulated Other Comprehensive Income (Loss). Amounts recognized in accumulated other comprehensive loss represent adjustments related to a defined benefit retirement plan and a postretirement health benefit plan covering approximately 600 employees and retirees of our California cement subsidiary. The amounts totaled $18.3 million (net of tax benefit of $2.4 million) at August 31, 2013 and $18.4 million (net of tax benefit of $2.5 million) at May 31, 2013. We report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified represents the entirety of an item. We will cross reference other disclosures that provide additional detail for other amounts that are not being reclassified in their entirety. The reclassification for the three-month periods ended August 31, 2013, and 2012 were less the $0.1 million and $0.7 million respectively, and affected the salaries and employee benefits expense reported in the both the cost of products sold and selling, general, and administrative lines of our Statement of Operations.
Net Sales. Sales are recognized when title has transferred and products are delivered. We include delivery fees in the amount we bill customers to the extent needed to recover our cost of freight and delivery. Net sales are presented as revenues and include these delivery fees.
Other Income. Routine sales of surplus operating assets and real estate resulted in gains of $3.1 million and $2.5 million in the three-month periods ended August 31, 2013 and 2012 , respectively. In addition, other income includes earnings from a joint venture of $1.1 million and $0.6 million in the three-month periods ended August 31, 2013 and 2012, respectively.
Stock-based Compensation. We have provided stock-based compensation to employees and non-employee directors in the form of non-qualified and incentive stock options, restricted stock, restricted stock units, stock appreciation rights, deferred compensation agreements and stock awards. The Company began issuing restricted stock units subject to service based only conditions for the first time to employees in the prior fiscal year. In addition, the Company issued restricted stock units subject to market and service based conditions for the first time to employees during the three-month period ended August 31, 2013.
We use the Black-Scholes option-pricing model to determine the fair value of stock options granted as of the date of grant. Options with graded vesting are valued as single awards and the related compensation cost is recognized using a straight-line attribution method over the shorter of the vesting period or required service period adjusted for estimated forfeitures.
We use the closing stock price on the date of grant to determine the fair value of restricted stock units subject to service based only conditions. The restricted stock units subject to service based only conditions have cliff vesting at the end of a four year term, and we valued them as a single award with the related compensation cost recognized using a straight-line method over the vesting period adjusted for estimated forfeitures.
We use a Monte Carlo simulation to determine the fair value of restricted stock units subject to market and service based conditions. The restricted stock units subject to market and service based conditions have cliff vesting at the end of a four year term subject to the achievement of market conditions, and we valued them as a single award with the related compensation cost recognized using a straight-line method over the vesting period adjusted for estimated forfeitures.
We use the average stock price on the date of grant to determine the fair value of stock awards and restricted stock awards granted. A liability, which is included in other credits, is recorded for deferred compensation agreements and stock awards expected to be settled in cash, based on their fair value at the end of each period until such awards are paid. See further discussion in Note 7.

Earnings Per Share (“EPS”). Income or loss allocated to common shareholders adjusts net income or loss for the participation in earnings of unvested restricted shares outstanding.

Basic weighted-average number of common shares outstanding during the period includes contingently issuable shares and excludes outstanding unvested restricted shares. Contingently issuable shares outstanding at August 31, 2013 and 2012, relate to deferred compensation agreements in which directors elected to defer their fees. The deferred compensation is denominated in shares of our common stock and issued in accordance with the terms of the agreement subsequent to retirement or separation from us. The shares are considered contingently issuable because the director has an unconditional right to the shares to be issued.
Diluted weighted-average number of common shares outstanding during the period adjusts basic weighted-average shares for the dilutive effect of stock options, restricted shares, restricted share units and awards.
Basic and Diluted EPS are calculated as follows:

	Three months ended
	August 31,	August 31,
In thousands except per share	2013	2012
Earnings
Net income (loss) from continuing operations	$429	$(7,396)
Net income from discontinued operations	—	4,738
Unvested restricted share participation	—	—
Income (Loss) allocated to common shareholders	$429	$(2,658)
Shares
Weighted-average shares outstanding	28,587	28,013
Contingently issuable shares	5	3
Unvested restricted shares	(14)	(18)
Basic weighted-average shares	28,578	27,998
Stock option, restricted share, restricted share units and award dilution	476	—
Diluted weighted-average shares (1)	29,054	27,998
Net Income (loss) per share from continuing operations
Basic	$0.02	$(0.26)
Diluted	$0.01	$(0.26)
Net income per share from discontinued operations
Basic	$—	$0.18
Diluted	$—	$0.18
Net income (loss) per share
Basic	$0.02	$(0.08)
Diluted	$0.01	$(0.08)
(1) Shares excluded due to antidilutive effect of stock options, restricted shares and awards	160	1,131

Recently Issued Accounting Guidance. In February 2013, the Financial Accounting Standards Board issued new accounting guidance aimed at improving the reporting of reclassifications out of accumulated other comprehensive income. This new guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The new guidance became effective for us on June 1, 2013 and did not have a material effect on our consolidated financial statements.

In July 2013, the Financial Accounting Standards Board issued new accounting guidance on the presentation of unrecognized tax benefits. This new guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The new guidance becomes effective for us in our first quarter of fiscal 2015 with earlier adoption permitted, and should be applied prospectively with retroactive application permitted. We are currently evaluating the impact of the new guidance, and do not expect it to have a material effect on our consolidated financial statements.

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

The following table summarizes the revenue, earnings before and net of income tax expense on all discontinued operations for the three-months ended August 31, 2012:

Three months ended
August 31,
In thousands	2012
Revenue from discontinued operations	$17,285
Income from discontinued operations, before taxes	$5,021
Income from discontinued operations, net of taxes	$4,738

3. Working Capital
Working capital totaled $203.7 million at August 31, 2013 compared to $187.3 million at May 31, 2013. Selected components of working capital are summarized below.
Receivables consist of:

	August 31,	May 31,
In thousands	2013	2013
Trade notes and accounts receivable	$140,903	$126,070
Other	1,129	852
	$142,032	$126,922
Trade notes and accounts receivable are presented net of allowances for doubtful receivables of $3.1 million at August 31, 2013 and $2.3 million at May 31, 2013. Provisions for bad debts charged to expense was $0.9 million and $0.1 million in the three-month periods ended August 31, 2013 and 2012, respectively. Uncollectible accounts written off totaled less than $0.1 million in each of the three-month periods ended August 31, 2013 and 2012.

Inventories consist of:

	August 31,	May 31,
In thousands	2013	2013
Finished products	$5,759	$5,267
Work in process	11,194	8,630
Raw materials	19,802	20,090
Total inventories at LIFO cost	36,755	33,987
Finished products	20,398	21,836
Raw materials	332	378
Parts and supplies	50,193	48,853
Total inventories at average cost	70,923	71,067
Total inventories	$107,678	$105,054
All inventories are stated at the lower of cost or market. Finished products, work in process and raw material inventories, excluding natural aggregate inventories, are valued using the last-in, first-out (“LIFO”) method. Natural aggregate finished products and raw material inventories and parts and supplies inventories, which includes emission allowance credits, are valued using the average cost method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. If the average cost method (which approximates current replacement cost) had been used for all of these inventories, inventory values would have been higher by $20.7 million at August 31, 2013 and May 31, 2013.

Accrued interest, compensation and other consists of:

	August 31,	May 31,
In thousands	2013	2013
Interest	$2,755	$17,801
Compensation and employee benefits	13,185	15,439
Casualty insurance claims	16,304	15,890
Income taxes	4,792	4,666
Property taxes and other	12,505	8,540
	$49,541	$62,336
4. Long-Term Debt
Long-term debt consists of:

	August 31,	May 31,
In thousands	2013	2013
Senior secured revolving credit facility expiring in 2016	$—	$—
9.25% Senior notes due 2020 issued August 10, 2010 at par value	650,000	650,000
Other	7,079	7,505
	657,079	657,505
Capital lease obligations	2,036	2,057
Other contract obligations	245	245
	659,360	659,807
Less current portion	1,911	1,872
	$657,449	$657,935
Senior Secured Revolving Credit Facility. On August 25, 2011, we amended and restated our credit agreement and the associated security agreement. The credit agreement continues to provide for a $200 million senior secured revolving credit facility with a $50 million sub-limit for letters of credit and a $15 million sub-limit for swing line loans. The credit facility matures on August 25, 2016. Amounts drawn under the credit facility bear annual interest either at the LIBOR rate plus a margin of 2.00% to 2.75% or at a base rate plus a margin of 1.0% to 1.75%. The base rate is the higher of the federal funds rate plus 5.0%, the prime rate established by Bank of America, N.A. or the one-month LIBOR rate plus 1.0%. The interest rate margins are determined based on the Company’s fixed charge coverage ratio. The commitment fee calculated on the unused portion of the credit facility ranges from 0.375% to 0.50% per year based on the Company’s average daily loan balance. We may terminate the credit facility at any time.
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
The borrowing base under the agreement was $149.5 million as of August 31, 2013. We are not required to maintain any financial ratios or covenants unless an event of default occurs or the unused portion of the borrowing base is less than $25 million, in which case we must maintain a fixed charge coverage ratio of at least 1.0 to 1.0. At August 31, 2013, our fixed charge coverage ratio was .81 to 1.0. Given this ratio, we may use only $124.5 million of the borrowing base as of such date. No borrowings were outstanding at August 31, 2013; however, $32.6 million of the borrowing base was used to support letters of credit. As a result, the maximum amount we could borrow as of August 31, 2013 was $91.9 million.
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

The credit agreement contains a number of covenants restricting, among other things, prepayment or redemption of our senior notes, distributions and dividends on and repurchases of our capital stock, acquisitions and investments, indebtedness, liens and affiliate transactions. We are permitted to pay cash dividends on our common stock as long as the credit facility is not in default, the fixed charge coverage ratio is greater than 1.0 to 1.0 and borrowing availability under the borrowing base is more than $40 million. When our fixed charge coverage ratio is less than 1.0 to 1.0, we are permitted to pay cash dividends on our common stock not to exceed $2.5 million in any single instance (which shall not occur more than four times in any calendar year) or $10 million in the aggregate during any calendar year as long as the credit facility is not in default and borrowing availability is more than the greater of $60 million or 30% of the aggregate commitments of all lenders. For this purpose, borrowing availability is equal to the borrowing base less the amount of outstanding borrowings less the amount used to support letters of credit. We were in compliance with all of our loan covenants as of August 31, 2013.
9.25% Senior Notes. On August 10, 2010, we sold $650 million aggregate principal amount of our 9.25% senior notes due 2020 at an offering price of 100%. The notes were issued under an indenture dated as of August 10, 2010. The net proceeds were used to purchase or redeem all of our outstanding 7.25% senior notes due 2013, with additional proceeds available for general corporate purposes.
At August 31, 2013, we had $650 million aggregate principal amount of 9.25% senior notes outstanding. Under the indenture, at any time on or prior to August 15, 2015, we may redeem the notes at a redemption price equal to the sum of the principal amount thereof, plus accrued interest and a make-whole premium. On and after August 15, 2015, we may redeem all or a part of the notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest if redeemed during the twelve-month period beginning on August 15 of the years indicated below:

Year	Percentage
2015	104.625%
2016	103.083%
2017	101.542%
2018 and thereafter	100.000%
We may be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued interest, if we experience a change of control.
All of our consolidated subsidiaries have unconditionally guaranteed the 9.25% senior notes. The indenture governing the notes contains affirmative and negative covenants that, among other things, limit our and our subsidiaries’ ability to pay dividends on or redeem or repurchase stock, make certain investments, incur additional debt or sell preferred stock, create liens, restrict dividend payments or other payments from subsidiaries to the Company, engage in consolidations and mergers or sell or transfer assets, engage in sale and leaseback transactions, engage in transactions with affiliates, and sell stock in our subsidiaries. We are not required to maintain any affirmative financial ratios or covenants. We were in compliance with all of our covenants as of August 31, 2013.
Other. Principal payments due on long-term debt, excluding operating lease and other contract obligations, during each of the five years subsequent to August 31, 2013 are $1.9 million, $1.9 million, $2.0 million, $1.5 million and $0.3 million. The total amount of interest incurred was $17.4 million in the three-month period ended August 31, 2013. The total amount of interest incurred was $17.1 million in the three-month period ended August 31, 2012, of which $9.3 million was capitalized. The total amount of interest paid in cash was $30.7 million and $30.5 million in the three-month periods ended August 31, 2013 and 2012, respectively.
Guarantee of Joint Venture Debt. We have guaranteed 50%, or $10.3 million, of an unconsolidated joint venture’s debt which matures November 18, 2013. The joint venture was in compliance with all the terms of the debt as of August 31, 2013. See further discussion of the joint venture under Investment in Joint Venture in Note 1.

5. Commitments
There have been no significant changes from what was reported in our Annual Report on Form 10-K for the year end May 31, 2013.
6. Shareholders’ Equity
There are authorized 100,000 shares of Cumulative Preferred Stock, no par value, of which 20,000 shares are designated $5 Cumulative Preferred Stock (Voting), redeemable at $105 per share and entitled to $100 per share upon dissolution. An additional 40,000 shares are designated Series B Junior Participating Preferred Stock. The Series B Preferred Stock is not redeemable and ranks, with respect to the payment of dividends and the distribution of assets, junior to (i) all other series of the Preferred Stock unless the terms of any other series shall provide otherwise and (ii) the $5 Cumulative Preferred Stock. No shares of $5 Cumulative Preferred Stock or Series B Junior Participating Preferred Stock were outstanding as of August 31, 2013.
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
Options become exercisable in installments beginning one year after the date of grant and expire 10 years after the date of grant. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. Options with graded vesting are valued as single awards and the compensation cost recognized using a straight-line attribution method over the shorter of the vesting period or required service period adjusted for estimated forfeitures. No options were granted during the three-month period ended August 31, 2013.

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

A summary of option transactions for the three-month period ended August 31, 2013, follows:

	Shares Under Option	Weighted-Average Option Price
Outstanding at May 31, 2013	1,508,533	$40.68
Exercised	(22,076)	$41.92
Canceled	(24,000)	$66.00
Outstanding at August 31, 2013	1,462,457	$40.24
Exercisable at August 31, 2013	840,137	$45.39

The following table summarizes information about stock options outstanding as of August 31, 2013.

	Range of Exercise Prices
	$16.04 - $29.38	$33.57 - $48.60	$50.63 - $70.18
Options outstanding
Shares outstanding	497,332	604,185	360,940
Weighted-average remaining life in years	7.19	5.80	3.21
Weighted-average exercise price	$27.64	$39.57	$58.75
Options exercisable
Shares exercisable	168,852	310,345	360,940
Weighted-average remaining life in years	5.97	4.65	3.21
Weighted-average exercise price	$25.96	$40.42	$58.75
Outstanding options expire on various dates to January 11, 2022. As of August 31, 2013, there were 2,693,088 shares available for future awards under the 2004 Plan.
As of August 31, 2013, the aggregate intrinsic value (the difference in the closing market price of our common stock of $58.70 and the exercise price to be paid by the optionee) of stock options outstanding was $28.7 million. The aggregate intrinsic value of exercisable stock options at that date was $12.8 million. The total intrinsic value for options exercised (the difference in the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) was $0.5 million and $0.7 million for the three-month periods ended August 31, 2013 and 2012 , respectively.
We began issuing RSUs subject to service based only conditions to employees in fiscal 2013. In the three-month period ending August 31, 2013, we began issuing RSUs subject to market and service based condtions to employees. All RSUs vest at the end of a four year term subject to achievement of market conditions for those RSUs with market conditions. We determine the fair value of RSUs subject to service based only conditions using the closing stock price on the date of grant, and value them as a single award with the related compensation cost recognized using a straight-line method over the vesting period, adjusted for estimated forfeitures. We determine the fair value of RSUs subject to market and service based conditions using a Monte Carlo simulation, and value them as a single award with the related compensation cost recognized using a straight-line method over the vesting period, adjusted for estimated forfeitures. Employees received 84,669 RSUs during the three-month period ended August 31, 2013 with a closing stock price on the date of grant of $70.68.
We have provided additional stock-based compensation to employees and directors under stock appreciation rights contracts, deferred compensation agreements and restricted stock payments. At August 31, 2013, outstanding stock appreciation rights totaled 133,315 shares, deferred compensation agreements to be settled in common stock totaled 5,495 shares and unvested restricted stock payments totaled 14,331 shares. Common stock totaling 4.3 million shares at August 31, 2013 have been reserved for the settlement of stock-based compensation.

Total stock-based compensation included in selling, general and administrative expense was $2.5 million that included $1.0 million in stock grants to the Company's Directors in the three-month period ended August 31, 2013. Total stock-based compensation of $2.8 million was included in selling, general and administrative for the three-month period ended August 31, 2012. Prior to our executing the January 4, 2013 stock appreciation rights agreement and the deferred compensation agreements, the impact of changes in our company's stock price on stock-based awards previously accounted for as liabilities increased stock-based compensation $1.6 million in the three-month period ended August 31, 2012.
No tax expense or benefit was recognized for stock-based compensation in our statement of operations in the three-month period ended August 31, 2013, and less than $0.1 million was recognized in the three-month period ended August 31, 2012. No cash tax benefit was realized for stock-based compensation in the three-month periods ended August 31, 2013 and 2012.
As of August 31, 2013, the total unrecognized stock-based compensation expense was $16.5 million. Stock-based compensation expense expected to be recognized in the twelve-month periods ending August 31, 2014 is $5.8 million, $4.7 million in 2015, $3.9 million in 2016 and $2.1 million in 2017.
8. Retirement Plans
Riverside Defined Benefit Plans. Approximately 600 employees and retirees of our subsidiary, Riverside Cement Company, are covered by a defined benefit pension plan and a postretirement health benefit plan. Unrecognized prior service costs and actuarial gains or losses for these plans are recognized in a systematic manner over the remaining service periods of active employees expected to receive benefits under these plans. The amount of the defined benefit pension plan and postretirement health benefit plan expense charged to costs and expenses for the three-month periods ended August 31, 2013 and 2012, was as follows:

	Three months ended
	August 31,	August 31,
In thousands	2013	2012
Defined benefit pension plan
Service cost	$—	$155
Interest cost	683	708
Expected return on plan assets	(851)	(748)
Amortization of net actuarial loss	154	732
	$(14)	$847
Postretirement health benefit plan
Service cost	$25	$27
Interest cost	72	88
Amortization of prior service cost	(194)	(194)
Amortization of net actuarial loss	55	129
	$(42)	$50
The Riverside defined benefit pension plan (“Pension Plan”) was amended during the first quarter of fiscal year 2013. This amendment provided for the cessation of all benefit accruals under the Pension Plan effective December 31, 2012 and the Pension Plan will be frozen as of that date. The amendment was designed to reduce future pension costs and provides that, effective December 31, 2012, all future benefit accruals under the Pension Plan will automatically cease for all participants, and the accrued benefits under the Pension Plan will be determined and frozen as of that date.

Financial Security Defined Benefit Plans. Substantially all of our executive and certain managerial employees are covered by a series of financial security plans that are non-qualified defined benefit plans. The financial security plans require deferral of a portion of a participant’s salary and provide retirement, death and disability benefits to participants. The financial security plans are unfunded and benefits are paid as they become due. Actuarial gains or losses are recognized when incurred. The amount of financial security plan benefit expense charged to costs and expenses for the three-month periods ended August 31, 2013 and 2012, was as follows:

	Three months ended
	August 31,	August 31,
In thousands	2013	2012
Service cost	$536	$593
Interest cost	609	591
	$1,145	$1,184

The financial security defined benefit plans were amended during the second quarter of fiscal year 2013. This amendment provided that effective December 31, 2012 the Plans were frozen.
9. Income Taxes
Income taxes for the interim periods ended August 31, 2013 and 2012 have been included in the accompanying financial statements on the basis of an estimated annual rate. The tax rate differs from the 35% federal statutory corporate rate primarily due to percentage depletion that is tax deductible, state income taxes and valuation allowances against deferred tax assets. The estimated annualized rate is 29.1% for fiscal year 2014 compared to (1.9)% for fiscal year 2013. We made no income tax payments and received no refunds in the three-month period ended August 31, 2013 and 2012.
Net deferred tax assets totaled $6.7 million at August 31, 2013 and May 31, 2013, of which $18.3 million at August 31, 2013 and $18.8 million at May 31, 2013 were classified as current. Management reviews our deferred tax position and in particular our deferred tax assets whenever circumstances indicate that the assets may not be realized in the future and records a valuation allowance unless such deferred tax assets are deemed more likely than not to be recoverable. The ultimate realization of these deferred tax assets depends upon various factors including the generation of taxable income during future periods. The

Company’s deferred tax assets exceeded deferred tax liabilities as of August 31, 2013 and May 31, 2013 primarily as a result of recent losses. Management has concluded that the sources of taxable income we are permitted to consider do not assure the realization of the entire amount of our net deferred tax assets. Accordingly, a valuation allowance is required due to the uncertainty of realizing the deferred tax assets. We released valuation allowance of $1.5 million in fiscal year 2013 through a benefit related to gains in discontinued operations. We will continue to record additional valuation allowance against additions to our net deferred tax assets for fiscal year 2014 until Management believes it is more likely than not the deferred tax assets will be realized.
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
In public meetings conducted by the SCAQMD, it stated that the risk of long term exposure immediately adjacent to the plant is similar to living close to a busy freeway or rail yard, and it estimated an increased risk of 250 to 500 cancers per one million people, assuming continuous exposure for 70 years. Riverside has not determined how this particular risk number was calculated by SCAQMD. However, the Riverside Press Enterprise reported in a May 30, 2008 story that “John Morgan, a public health and epidemiology professor at Loma Linda University, said he looked at cancer cases reported from 1996 to 2005 in the census tract nearest the plant and found no excess cases. That includes lung cancer, which is associated with exposure to hexavalent chromium.”
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
11. Business Segments
We have three business segments: cement, aggregates and concrete. Our business segments are managed separately along product lines. Through the cement segment we produce and sell gray portland cement as our principal product, as well as specialty cements. Through the aggregates segment we produce and sell stone, sand and gravel as our principal products. Previously, the aggregates segment included our expanded shale and clay lightweight aggregates which has been classified as discontinued operations in the prior period. Through the concrete segment we produce and sell ready-mix concrete as our principal product. We account for intersegment sales at market prices. Segment operating profit consists of net sales less operating costs and expenses. Corporate includes those administrative, financial, legal, human resources, environmental and real estate activities which are not allocated to operations and are excluded from segment operating profit. Identifiable assets by segment are those assets that are used in each segment’s operation. Corporate assets consist primarily of cash and cash equivalents, real estate and other financial assets not identified with a business segment. The following is a summary of operating results and certain other financial data for our business segments.

	Three months ended
	August 31,	August 31,
In thousands	2013	2012
Net sales
Cement
Sales to external customers	$97,487	$87,127
Intersegment sales	17,261	10,078
Aggregates
Sales to external customers	37,126	35,400
Intersegment sales	12,032	5,581
Concrete
Sales to external customers	98,468	51,996
Intersegment sales	52	49
Eliminations	(29,344)	(15,708)
Total net sales	$233,082	$174,523
Segment operating profit (loss)
Cement	$13,993	$8,422
Aggregates	6,587	3,999
Concrete	6,118	(1,908)
Total segment operating profit	26,698	10,513
Corporate	(8,728)	(10,271)
Interest	(17,371)	(7,777)
Income (loss) before income taxes	$599	$(7,535)
Depreciation, depletion and amortization
Cement	$13,043	$8,464
Aggregates	3,191	3,328
Concrete	3,418	1,866
Corporate	242	217
Total depreciation, depletion and amortization	$19,894	$13,875
Capital expenditures
Cement	$9,622	$29,733
Aggregates	660	323
Concrete	1,450	1,895
Corporate	766	374
Total capital expenditures	$12,498	$32,325
Net sales by product
Cement	$87,167	$77,235
Stone, sand and gravel	23,685	22,569
Ready-mix concrete	98,184	51,870
Other products	3,688	2,867
Delivery fees	20,358	19,982
Total net sales	$233,082	$174,523
All sales were made in the United States during the periods presented with no single customer representing more than ten percent of sales.

Capital expenditures for normal replacement and upgrades of existing equipment and acquisitions to sustain existing operations were $5.4 million and $4.2 million in the three-month periods ended August 31, 2013 and 2012, respectively.
Capital expenditures in connection with the expansion of our Hunter, Texas cement plant for the three-month period ended August 31, 2013 was $7.1 million consisting solely of interest paid that was capitalized in the prior year period ended May 31, 2013.
Capital expenditures incurred in connection with the expansion of our Hunter, Texas cement plant was $28.1 million in the three-month period ended August 31, 2012, of which $18.4 million was capitalized interest paid in the three-month period ended August 31, 2012.
The following is a summary of assets used in each of our business segments.

In thousands	August 31, 2013	May 31, 2013
Identifiable assets
Cement	$1,167,264	$1,174,879
Aggregates	164,609	168,255
Concrete	197,500	182,839
Corporate	96,425	109,852
Total assets	$1,625,798	$1,635,825
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

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating balance sheet at August 31, 2013 (unaudited)
Cash and cash equivalents	$45,032	$3,440	$—	$48,472
Receivables – net	—	142,032	—	142,032
Inventories	—	107,678	—	107,678
Deferred income taxes and prepaid expenses	361	26,358	(155)	26,564
Total current assets	45,393	279,508	(155)	324,746
Property, plant and equipment – net	—	1,211,056	—	1,211,056
Goodwill	—	40,575	—	40,575
Real estate and investments	415	29,647	—	30,062
Deferred income taxes and other charges	210,408	8,716	(199,765)	19,359
Investment in subsidiaries	1,080,712	—	(1,080,712)	—
Long-term intercompany receivables	152,616	18,742	(171,358)	—
Total assets	$1,489,544	$1,588,244	$(1,451,990)	$1,625,798
Accounts payable	$(141)	$69,758	$—	$69,617
Accrued interest, compensation and other	11,347	38,349	(155)	49,541
Current portion of long-term debt	—	1,911	—	1,911
Total current liabilities	11,206	110,018	(155)	121,069
Long-term debt	650,245	7,204	—	657,449
Long-term intercompany payables	18,742	152,616	(171,358)	—
Deferred income taxes and other credits	52,025	237,694	(199,765)	89,954
Shareholders’ equity	757,326	1,080,712	(1,080,712)	757,326
Total liabilities and shareholders’ equity	$1,489,544	$1,588,244	$(1,451,990)	$1,625,798

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating balance sheet at May 31, 2013
Cash and cash equivalents	$58,791	$2,505	$—	$61,296
Receivables – net	—	126,922	—	126,922
Inventories	—	105,054	—	105,054
Deferred income taxes and prepaid expenses	615	26,834	(155)	27,294
Discontinued operations held for sale	—	—	—	—
Total current assets	59,406	261,315	(155)	320,566
Property, plant and equipment – net	—	1,226,396	—	1,226,396
Goodwill	—	40,575	—	40,575
Real estate and investments	1,080	28,391	—	29,471
Deferred income taxes and other charges	210,838	7,744	(199,765)	18,817
Investment in subsidiaries	1,061,854	—	(1,061,854)	—
Long-term intercompany receivables	167,778	18,743	(186,521)	—
Total assets	$1,500,956	$1,583,164	$(1,448,295)	$1,635,825
Accounts payable	$46	$69,015	$—	$69,061
Accrued interest, compensation and other	26,416	36,075	(155)	62,336
Current portion of long-term debt	—	1,872	—	1,872
Total current liabilities	26,462	106,962	(155)	133,269
Long-term debt	650,245	7,690	—	657,935
Long-term intercompany payables	18,743	167,778	(186,521)	—
Deferred income taxes and other credits	52,042	238,880	(199,765)	91,157
Shareholders’ equity	753,464	1,061,854	(1,061,854)	753,464
Total liabilities and shareholders’ equity	$1,500,956	$1,583,164	$(1,448,295)	$1,635,825

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating statement of comprehensive income for the three months ended August 31, 2013 (unaudited)
Net sales	$—	$233,082	$—	$233,082
Cost of products sold	—	202,416	—	202,416
Gross profit	—	30,666	—	30,666
Selling, general and administrative	2,464	16,089	—	18,553
Interest	17,272	—	99	17,371
Other income, net	(44)	(5,813)	—	(5,857)
Intercompany other income	(882)	981	(99)	—
Income (loss) from continuing operations before the following items	(18,810)	19,409	—	599
Income taxes (benefit)	(391)	561	—	170
Equity in earnings of subsidiaries	18,848	—	(18,848)	—
Net income (loss) from continuing operations	429	18,848	(18,848)	429
Net income (loss) from discontinued operations, net of tax	—	—	—	—
Net income (loss)	$429	$18,848	$(18,848)	$429
Comprehensive income	$429	$18,857	$(18,848)	$438

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating statement of comprehensive income for the three months ended August 31, 2012 (unaudited)
Net sales	$—	$174,523	$—	$174,523
Cost of products sold	—	159,323	—	159,323
Gross profit	—	15,200	—	15,200
Selling, general and administrative	2,354	15,203	—	17,557
Interest	16,988	—	(9,211)	7,777
Other income, net	(23)	(2,576)	—	(2,599)
Intercompany other income (loss)	(882)	(8,329)	9,211	—
Income (loss) from continuing operations before the following items	(18,437)	10,902	—	(7,535)
Income taxes (benefit)	67	(206)	—	(139)
Equity in earnings of subsidiaries	15,846	—	(15,846)	—
Net income (loss) from continuing operations	(2,658)	11,108	(15,846)	(7,396)
Net income (loss) from discontinued operations, net of tax	—	4,738	—	4,738
Net income (loss)	$(2,658)	$15,846	$(15,846)	$(2,658)
Comprehensive Income (loss)	$(2,658)	$16,214	$(15,846)	$(2,290)

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating statement of cash flows for the three months ended August 31, 2013 (unaudited)
Net cash provided (used) by operating activities	$(31,062)	$24,990	$—	$(6,072)
Investing activities
Capital expenditures – expansions	—	(7,125)	—	(7,125)
Capital expenditures – other	—	(5,373)	—	(5,373)
Proceeds from asset disposals	—	4,319	—	4,319
Investments in life insurance contracts	934	—	—	934
Net cash provided (used) by investing activities	934	(8,179)	—	(7,245)
Financing activities
Debt payments	—	(447)	—	(447)
Stock option exercises	940	—	—	940
Net intercompany financing activities	15,429	(15,429)	—	—
Net cash provided (used) by financing activities	16,369	(15,876)	—	493
Increase (decrease) in cash and cash equivalents	(13,759)	935	—	(12,824)
Cash and cash equivalents at beginning of period	58,791	2,505	—	61,296
Cash and cash equivalents at end of period	$45,032	$3,440	$—	$48,472

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating statement of cash flows for the three months ended August 31, 2012 (unaudited)
Net cash provided (used) by operating activities	$(30,309)	$32,401	$—	$2,092
Investing activities
Capital expenditures – expansions	—	(28,114)	—	(28,114)
Capital expenditures – other	—	(4,496)	—	(4,496)
Proceeds from asset disposals	—	3,578	—	3,578
Investments in life insurance contracts	146	—	—	146
Other – net	—	(59)	—	(59)
Net cash provided (used) by investing activities	146	(29,091)	—	(28,945)
Financing activities
Debt payments	(4)	(1,024)	—	(1,028)
Stock option exercises	725	—	—	725
Net intercompany financing activities	(2,277)	2,277	—	—
Net cash provided (used) by financing activities	(1,556)	1,253	—	(303)
Increase (decrease) in cash and cash equivalents	(31,719)	4,563	—	(27,156)
Cash and cash equivalents at beginning of period	84,713	3,314	—	88,027
Cash and cash equivalents at end of period	$52,994	$7,877	$—	$60,871

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Texas Industries, Inc.
We have reviewed the accompanying condensed consolidated balance sheet of Texas Industries, Inc. and subsidiaries (the Company) as of August 31, 2013, and the related condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the three-month periods ended August 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management.
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
Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of May 31, 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the year then ended [not presented herein], and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated July 22, 2013. In our opinion, the accompanying consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of May 31, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Dallas, Texas
October 4, 2013

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
When used in this report the terms “Company,” “we,” “us” or “our” mean Texas Industries, Inc. and subsidiaries unless the context indicates otherwise.
We have changed the name of our "consumer products" segment to "concrete". This change impacts only the name of the segment to better reflect the business activity that occurs within the segment, and does not impact or change the financial information that we report through this segment.

RESULTS OF OPERATIONS
We are a leading supplier of heavy construction materials in the southwestern United States through our three business segments: cement, aggregates and concrete. Our principal products are gray portland cement, produced and sold through our cement segment; stone, sand and gravel, produced and sold through our aggregates segment; and ready-mix concrete, produced and sold through our concrete segment. Our facilities are concentrated primarily in Texas, Louisiana and California.
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
During the three-month period ended August 31, 2013, construction activity has continued to show a positive trend though levels remain well below pre-recession highs in both our California and Texas market areas. We have completed a multi-year program to upgrade the efficiency and increase the production capacity of all of our cement plants and have also refocused our combined portfolio of businesses around our core cement, aggregate and ready-mix concrete businesses. Our efforts are now focused on leveraging this improved foundation, in combination with the positive trends in construction, to generate increasing sales, improved margins and growth in free cash flow.

On March 22, 2013, our subsidiaries exchanged their expanded shale and clay lightweight aggregates manufacturing business for the ready-mix concrete business of subsidiaries of Trinity Industries, Inc. in east Texas and southwest Arkansas. Pursuant to the agreements, we transferred our expanded shale and clay manufacturing facilities in Streetman, Texas; Boulder, Colorado and Frazier Park, California; and our DiamondPro® product line in exchange for 42 ready-mix concrete plants stretching from Texarkana to Beaumont in east Texas and in southwestern Arkansas, two aggregate distribution facilities in Beaumont and Port Arthur, Texas, and related assets. The operational results for expanded shale and clay lightweight aggregates manufacturing business are reported as discontinued operations for the periods represented in this filing. See discussion in Item 1, Note 2.
Consolidated net sales for the three-month period ended August 31, 2013 were $233.1 million, an increase of $58.6 million from the prior year period. Consolidated cost of products sold for the three-month period ended August 31, 2013 was $202.4 million an increase of $43.1 million from the prior year period. Sales increased primarily due to higher shipments in all major products and higher average price in all major products. Cost of products sold increased primarily due to higher shipments, depreciation expense related to our new production line at our Hunter cement plant and repair and maintenance costs. Consolidated gross profit for the three-month periods ended August 31, 2013 and 2012 was $30.7 million and $15.2 million, respectively.
Consolidated selling, general and administrative expenses for the three-month period ended August 31, 2013 was $18.6 million, an increase of $1.0 million from the prior year period on higher compensation costs primarily related to an increase in head count partially attributable to the addition of the ready-mix concrete plants acquired through an asset exchange in the prior year period.
Consolidated other income for the three-month period ended August 31, 2013 was $5.9 million, an increase of $3.3 million from the prior year period. Routine sales of surplus operating assets and real estate resulted in gains of $3.1 million and $2.5 million in the three-month periods ended August 31, 2013 and 2012, respectively. Other income also includes earnings from a joint venture of $1.1 million and $0.6 million in the three-month periods ended August 31, 2013 and 2012, respectively.
Net income from discontinued operations for the three-month period ended August 31, 2012 was $4.7 million. As discussed above and in Item 1, Note 2, the businesses whose operating activity comprised discontinued operations in the prior year period were sold in the quarter ended May 31, 2013.

Total segment operating profit for the three-month period ended August 31, 2013 and 2012 was $26.7 million and $10.5 million, respectively. The following is a summary of operating results for our business segments and certain other information related to our principal products and non-operating expenses.

Cement Operations

	Three months ended
	August 31,	August 31,
In thousands except per unit	2013	2012
Operating Results
Cement sales	$104,426	$87,313
Other sales and delivery fees	10,322	9,892
Total segment sales	114,748	97,205
Cost of products sold	97,743	86,119
Gross profit	17,005	11,086
Selling, general and administrative	(3,649)	(3,544)
Other income, net	637	880
Operating profit	$13,993	$8,422
Cement
Shipments (tons)	1,314	1,119
Prices ($/ton)	$79.43	$78.06
Cost of sales ($/ton)	$67.29	$68.55
Three months ended August 31, 2013
Cement operating profit for the three-month periods ended August 31, 2013 and 2012 was $14.0 million and $8.4 million, respectively.
Total segment sales for the three-month period ended August 31, 2013 were $114.7 million compared to $97.2 million for the prior year period. Cement sales increased $17.1 million from the prior year period. Our Texas market area accounted for approximately 70% of cement sales in the current period compared to 67% of cement sales in the prior year period. Average cement prices increased 2% in our Texas market from the prior year period. Average cement prices increased 1% in our California market from the prior year period. Shipments increased 23% in our Texas market area and 8% in our California market area.
Cost of products sold for the three-month period ended August 31, 2013 increased $11.6 million from the prior year period primarily due to higher shipments, depreciation expense related to our new production line at our Hunter cement plant, repair and maintenance costs at our Texas plants, power and fuel costs, and emission allowance credits associated with our compliance with The California Global Warming Solutions Act of 2006, which took effect on January 1, 2013. Cement unit cost of sales decreased 2% from the prior year period as the impact of higher shipments were partially offset by the higher costs including depreciation, repair and maintenance, power and fuel, and emission allowance credits.
Selling, general and administrative expense for the three-month period ended August 31, 2013 increased $0.1 million from the prior year period.
Other income for the three-month period ended August 31, 2013 decreased $0.2 million from the prior year period.

Aggregates Operations

	Three months ended
	August 31,	August 31,
In thousands except per unit	2013	2012
Operating Results
Stone, sand and gravel sales	$35,670	$28,151
Delivery fees and other	13,488	12,830
Total segment sales	49,158	40,981
Cost of products sold	41,416	36,237
Gross profit	7,742	4,744
Selling, general and administrative	(1,490)	(1,008)
Other income, net	335	263
Operating profit	$6,587	$3,999
Stone, sand and gravel
Shipments (tons)	4,447	3,914
Prices ($/ton)	$8.02	$7.19
Cost of sales ($/ton)	$6.33	$5.98

Previously, the aggregates segment included our expanded shale and clay lightweight aggregates operations which has been classified as discontinued operations in the prior period. Therefore, amounts for these operations are not included in the information presented.
Three months ended August 31, 2013
Aggregates operating profit for the three-month periods ended August 31, 2013 and 2012 was $6.6 million and $4.0 million, respectively.
Total segment sales for the three-month period ended August 31, 2013 were $49.2 million compared to $41.0 million for the prior year period. Stone, sand and gravel sales increased $7.6 million from the prior year period on 14% higher shipments and 12% higher average prices.
Cost of products sold for the three-month period ended August 31, 2013 increased $5.2 million from the prior year period primarily due to increased stone, sand and gravel shipments. Stone, sand and gravel unit costs increased 6% from the prior year period primarily due to the effect of geographic product mix partially offset by the effect of higher shipments.
Selling, general and administrative expense for the three-month period ended August 31, 2013 increased $0.5 million from the prior year period primarily due to higher bad debt expense.

Concrete Operations

	Three months ended
	August 31,	August 31,
In thousands except per unit	2013	2012
Operating Results
Ready-mix concrete sales	$98,234	$51,918
Delivery fees	286	127
Total segment sales	98,520	52,045
Cost of products sold	92,589	52,673
Gross profit (loss)	5,931	(628)
Selling, general and administrative	(3,164)	(2,690)
Other income, net	3,351	1,410
Operating profit (loss)	$6,118	$(1,908)
Ready-mix concrete
Shipments (cubic yards)	1,134	649
Prices ($/cubic yard)	$86.86	$80.08
Cost of sales ($/cubic yard)	$81.65	$80.97
Three months ended August 31, 2013
Concrete operating profit (loss) for the three-month periods ended August 31, 2013 and 2012 was $6.1 million and $(1.9) million, respectively.
Total segment sales for the three-month period ended August 31, 2013 were $98.5 million compared to $52.0 million for the prior year period. Segment sales increased $46.5 million from the prior year period primarily due to the addition of the 42 ready-mix concrete plants acquired through an asset exchange in the prior year period, which accounts for 65% of the increase in shipments compared to the prior year period. Pricing improved in virtually every market resulting in 8.5% higher average prices.
Cost of products sold for the three-month period ended August 31, 2013 increased $39.9 million from the prior year period as a result of the 42 additional ready-mix concrete plants acquired through an asset exchange in the prior year period, along with increased shipments from existing locations. Ready-mix concrete unit costs increased 1% from the prior year period primarily due to increased material and delivery costs partially offset by the effects of higher shipments.
Selling, general and administrative expense for the three-month period ended August 31, 2013 increased $0.5 million from the prior year period due to the addition of the 42 ready-mix concrete plants acquired through an asset exchange in the prior year period.
Other income for the three-month period ended August 31, 2013 increased $1.9 million from the prior year period primarily due to higher earnings from our joint venture of $0.5 million and increased gains from the disposal of assets of $1.2 million.

Corporate

	Three months ended
	August 31,	August 31,
In thousands	2013	2012
Other income, net	$1,534	$46
Selling, general and administrative	(10,262)	(10,317)
	$(8,728)	$(10,271)
Three months ended August 31, 2013

Other income for the three-month period ended August 31, 2013 contains a gain of $1.3 million for a routine sale of real estate.
Selling, general and administrative expense for the three-month period ended August 31, 2013 remained relatively unchanged from the prior year period.
Interest
Interest expense incurred for the three-month period ended August 31, 2013 was $17.4 million. Interest expense incurred for the three-month period ended August 31, 2012 was $17.1 million, of which $9.3 million was capitalized in connection with our Hunter, Texas cement plant expansion project and $7.8 million was expensed.
Income Taxes
Income taxes for the interim periods ended August 31, 2013 and 2012 have been included in the accompanying financial statements on the basis of an estimated annual rate. The tax rate differs from the 35% federal statutory corporate rate primarily due to percentage depletion that is tax deductible, state income taxes and valuation allowances against deferred tax assets. The estimated annualized rate for continuing operations is 29.1% for fiscal year 2014 compared to (1.9)% for fiscal year 2013. We made no income tax payments and received no refunds in the three-month period ended August 31, 2013 and 2012.
Net deferred tax assets totaled $6.7 million at August 31, 2013 and May 31, 2013, of which $18.3 million at August 31, 2013 and $18.8 million at May 31, 2013 were classified as current. Management reviews our deferred tax position and in particular our deferred tax assets whenever circumstances indicate that the assets may not be realized in the future and records a valuation allowance unless such deferred tax assets are deemed more likely than not to be recoverable. The ultimate realization of these deferred tax assets depends upon various factors including the generation of taxable income during future periods. The Company’s deferred tax assets exceeded deferred tax liabilities as of August 31, 2013 and May 31, 2013 primarily as a result of recent losses. Management has concluded that the sources of taxable income we are permitted to consider do not assure the realization of the entire amount of our net deferred tax assets. Accordingly, a valuation allowance is required due to the uncertainty of realizing the deferred tax assets. We released valuation allowance of $1.5 million in fiscal year 2013 through a benefit related to gains in discontinued operations. We will continue to record additional valuation allowance against additions to our net deferred tax assets for fiscal year 2014 until Management believes it is more likely than not the deferred tax assets will be realized.
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

LIQUIDITY AND CAPITAL RESOURCES
Working Capital. Working capital totaled $203.7 million at August 31, 2013 compared to $187.3 million at May 31, 2013, an increase of $16.4 million. Cash decreased $12.8 million primarily due to interest payment.
In addition to cash and cash equivalents of $48.5 million at August 31, 2013, our sources of liquidity include cash from operations and borrowings available under our senior secured revolving credit facility.
Senior Secured Revolving Credit Facility. On August 25, 2011, we amended and restated our credit agreement and the associated security agreement. The credit agreement continues to provide for a $200 million senior secured revolving credit facility with a $50 million sub-limit for letters of credit and a $15 million sub-limit for swing line loans. The credit facility matures on August 25, 2016. Amounts drawn under the credit facility bear annual interest either at the LIBOR rate plus a margin of 2.0% to 2.75% or at a base rate plus a margin of 1.0% to 1.75%. The base rate is the higher of the federal funds rate plus 5%, the prime rate established by Bank of America, N.A. or the one-month LIBOR rate plus 1.0%. The interest rate margins are determined based on the Company’s fixed charge coverage ratio. The commitment fee calculated on the unused portion of the credit facility ranges from 0.375% to 0.50% per year based on the Company’s average daily loan balance. We may terminate the credit facility at any time.

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
The borrowing base under the agreement was $149.5 million as of August 31, 2013. We are not required to maintain any financial ratios or covenants unless an event of default occurs or the unused portion of the borrowing base is less than $25.0 million, in which case we must maintain a fixed charge coverage ratio of at least 1.0 to 1.0. At August 31, 2013, our fixed charge coverage ratio was 0.81 to 1.0. Given this ratio, we may use only $124.5 million of the borrowing base as of such date. No borrowings were outstanding at August 31, 2013; however, $32.6 million of the borrowing base was used to support letters of credit. As a result, the maximum amount we could borrow as of August 31, 2013 was $91.9 million.
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
The credit agreement contains a number of covenants restricting, among other things, prepayment or redemption of our senior notes, distributions and dividends on and repurchases of our capital stock, acquisitions and investments, indebtedness, liens and affiliate transactions. We are permitted to pay cash dividends on our common stock as long as the credit facility is not in default, the fixed charge coverage ratio is greater than 1.0 to 1.0 and borrowing availability under the borrowing base is more than $40 million. When our fixed charge coverage ratio is less than 1.0 to 1.0, we are permitted to pay cash dividends on our common stock not to exceed $2.5 million in any single instance (which shall not occur more than four times in any calendar year) or $10 million in the aggregate during any calendar year as long as the credit facility is not in default and borrowing availability is more than the greater of $60 million or 30% of the aggregate commitments of all lenders. For this purpose, borrowing availability is equal to the borrowing base less the amount of outstanding borrowings less the amount used to support letters of credit. We were in compliance with all of our loan covenants as of August 31, 2013.

9.25% Senior Notes. On August 10, 2010, we sold $650 million aggregate principal amount of our 9.25% senior notes due 2020 at an offering price of 100%. The notes were issued under an indenture dated as of August 10, 2010. The net proceeds were used to purchase or redeem all of our outstanding 7.25% senior notes due 2013, with additional proceeds available for general corporate purposes.
At August 31, 2013, we had $650 million aggregate principal amount of 9.25% senior notes outstanding. Under the indenture, at any time on or prior to August 15, 2015, we may redeem the notes at a redemption price equal to the sum of the principal amount thereof, plus accrued interest and a make-whole premium. On and after August 15, 2015, we may redeem all or a part of the notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest if redeemed during the twelve-month period beginning on August 15 of the years indicated below:

Year	Percentage
2015	104.625%
2016	103.083%
2017	101.542%
2018 and thereafter	100.000%
We may be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued interest, if we experience a change of control.
All of our consolidated subsidiaries have unconditionally guaranteed the 9.25% senior notes. The indenture governing the notes contains affirmative and negative covenants that, among other things, limit our and our subsidiaries’ ability to pay dividends on or redeem or repurchase stock, make certain investments, incur additional debt or sell preferred stock, create liens, restrict dividend payments or other payments from subsidiaries to the Company, engage in consolidations and mergers or sell or transfer assets, engage in sale and leaseback transactions, engage in transactions with affiliates, and sell stock in our subsidiaries. We are not required to maintain any affirmative financial ratios or covenants. We were in compliance with all of our covenants as of August 31, 2013.
Contractual Obligations. As of August 31, 2013, there have been no material changes to our material contractual obligations described in our Annual Report on Form 10-K for the year ended May 31, 2013.

For the next year, we expect cash and cash equivalents, cash from operations, and available borrowings under our senior secured revolving credit facility to be sufficient to provide funds for capital expenditure commitments currently estimated at $30 million to $40 million, scheduled debt payments, working capital needs and other general corporate purposes.

Cash Flows
Net cash used by operating activities for the three-month period ended August 31, 2013 was $6.1 million. Net cash provided by operating activities for the three-month period ended August 31, 2012 was $2.1 million. The decrease was primarily the result of increases in working capital items offset by higher income from operations.
Net cash used by investing activities for the three-month periods ended August 31, 2013 and 2012 was $7.2 million and $28.9 million, respectively.
Capital expenditures for normal replacement and upgrades of existing equipment and acquisitions to sustain existing operations were $5.4 million and $4.5 million in the three-month periods ended August 31, 2013 and 2012, respectively.
Capital expenditures in connection with the expansion of our Hunter, Texas cement plant for the three-month period ended August 31, 2013 was $7.1 million consisting solely of interest paid that was capitalized in the prior year period ended May 31, 2013.
Capital expenditures incurred in connection with the expansion of our Hunter, Texas cement plant were $28.1 million in the three-month period ended August 31, 2012, of which $18.4 million was capitalized interest paid.
Net cash provided by financing activities for the three-month period ended August 31, 2013 was $0.5 million. Net cash used by financing activities for the three month period ended August 31, 2012 was $0.3 million.
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
The estimated fair value of each class of financial instrument as of August 31, 2013 and May 31, 2013 approximates its carrying value except for long-term debt having fixed interest rates. The fair value of our long-term debt is estimated based on broker/dealer quoted market prices. As of August 31, 2013, the fair value of our long-term debt, including the current portion, was approximately $719.5 million compared to the carrying amount of $659.4 million. As of May 31, 2013, the fair value of our long-term debt, including the current portion, was approximately $723.2 million compared to the carrying amount of $659.8 million.
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

Critical Accounting Policies

The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Changes in the facts and circumstances could have a significant impact on the resulting financial statements. The critical accounting policies that affect the more complex judgments and estimates are described in our Annual Report on Form 10-K for the year ended May 31, 2013.
Recently Issued Accounting Guidance
In February 2013, the Financial Accounting Standards Board issued new accounting guidance aimed at improving the reporting of reclassifications out of accumulated other comprehensive income. This new guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The new guidance became effective for us on June 1, 2013 and did not have a material effect on our consolidated financial statements.
In July 2013, the Financial Accounting Standards Board issued new accounting guidance on the presentation of unrecognized tax benefits. This new guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The new guidance becomes effective for us in our first quarter of fiscal 2015 with earlier adoption permitted, and should be applied prospectively with retroactive application permitted. We are currently evaluating the impact of the new guidance, and do not expect it to have a material effect on our consolidated financial statements.
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

Item 4.    Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of August 28, 2013.
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

Item 5.    Exhibits
The following exhibits are included herein:

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

10.9
Form of Restricted Stock Unit Agreement Under the Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (for time vested units) (incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K filed on July 22, 2013)

10.10
Form of Performance Restricted Stock Unit Agreement Under the Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (for performance based units) (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 22, 2013)

10.11
Amendment No. 3 and Restatement of SAR Agreement for Employee Directors and Assumption Under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, by and between Texas Industries, Inc. and Mel G. Brekhus dated January 4, 2013 (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q filed on March 28, 2013)

10.12	Texas Industries, Inc. Management Deferred Compensation Plan (incorporated by reference to Appendix B to Proxy Statement filed on August 24, 2012)

10.13	Form of Texas Industries, Inc. Management Deferred Compensation Plan Election Agreement (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed on July 22, 2013)

10.14	TXI Annual Incentive Plans-Fiscal Year 1014 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on July 22, 2013)

10.15	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2014 (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K filed on July 15, 2011)

10.16	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2015 (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed on July 17, 2012)

10.17	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2016 (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K filed on July 22, 2013)
10.18	Master Performance-Based Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement filed on August 25, 2006)

10.19	Deferred Compensation Plan for Directors of Texas Industries, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 24, 2006)

10.20	Form of 2005 Executive Financial Security Plan (Annuity Formula), as amended (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.21	Form of 2005 Executive Financial Security Plan (Lump Sum Formula), as amended (incorporated by reference to Exhibit 10.27 to Quarterly Report Form 1-Q filed on January 7, 2010)

10.22	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on April 25, 2006)

12.1	Computation of Ratios of Earnings to Fixed Charges

15.1	Letter re unaudited interim financial information

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

95.1	Mine Safety Disclosure Exhibit

101
The following financial information from Texas Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of August 31, 2013 and May 31, 2013, (ii) Consolidated Statements of Operations for the three months ended August 31, 2013 and August 31, 2012, (iii) Consolidated Statements of Comprehensive Loss for the three months ended August 31, 2013 and August 31, 2012, (iv) Consolidated Statements of Cash Flows for the three months ended August 31, 2013 and August 31, 2012, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS INDUSTRIES, INC.

October 4, 2013	/s/ Kenneth R. Allen
Kenneth R. Allen
Vice President – Finance and Chief Financial Officer
(Principal Financial Officer)

October 4, 2013	/s/ T. Les Vines
T. Les Vines
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

10.9
Form of Restricted Stock Unit Agreement Under the Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (for time vested units) (incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K filed on July 22, 2013)

10.10
Form of Performance Restricted Stock Unit Agreement Under the Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (for performance based units) (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on July 22, 2013)

10.11
Amendment No. 3 and Restatement of SAR Agreement for Employee Directors and Assumption Under Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan, by and between Texas Industries, Inc. and Mel G. Brekhus dated January 4, 2013 (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q filed on March 28, 2013)

10.12	Texas Industries, Inc. Management Deferred Compensation Plan (incorporated by reference to Appendix B to Proxy Statement filed on August 24, 2012)

10.13	Form of Texas Industries, Inc. Management Deferred Compensation Plan Election Agreement (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed on July 22, 2013)

10.14	TXI Annual Incentive Plans-Fiscal Year 1014 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on July 22, 2013)

10.15	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2014 (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K filed on July 15, 2011)

10.16	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2015 (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed on July 17, 2012)

10.17	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Periods Ending May 31, 2016 (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K filed on July 22, 2013)
10.18	Master Performance-Based Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement filed on August 25, 2006)

10.19	Deferred Compensation Plan for Directors of Texas Industries, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 24, 2006)

10.20	Form of 2005 Executive Financial Security Plan (Annuity Formula), as amended (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.21	Form of 2005 Executive Financial Security Plan (Lump Sum Formula), as amended (incorporated by reference to Exhibit 10.27 to Quarterly Report Form 1-Q filed on January 7, 2010)

10.22	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on April 25, 2006)

12.1	Computation of Ratios of Earnings to Fixed Charges

15.1	Letter re unaudited interim financial information

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

95.1	Mine Safety Disclosure Exhibit

101
The following financial information from Texas Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of August 31, 2013 and May 31, 2013, (ii) Consolidated Statements of Operations for the three months ended August 31, 2013 and August 31, 2012, (iii) Consolidated Statements of Comprehensive Loss for the three months ended August 31, 2013 and August 31, 2012, (iv) Consolidated Statements of Cash Flows for the three months ended August 31, 2013 and August 31, 2012, and (v) the Notes to Consolidated Financial Statements.