Form 10-Q
period 2013-11-30
TEXAS INDUSTRIES INC
filed 2014-01-09
CIK 97472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number 1-4887

TEXAS INDUSTRIES, INC. (Exact name of Registrant as specified in its Charter)

Delaware	75-0832210
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1503 LBJ Freeway, Suite 400, Dallas, Texas	75234-6074
(Address of principal executive offices)	(Zip Code)

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 28,622,741 shares of the Registrant’s Common Stock, $1.00 par value, outstanding as of January 2, 2014.

INDEX
TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	(Unaudited)
In thousands except per share	November 30, 2013	May 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$82,362	$61,296
Receivables – net	122,382	126,922
Inventories	112,557	105,054
Deferred income taxes and prepaid expenses	21,929	27,294
TOTAL CURRENT ASSETS	339,230	320,566
PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	172,678	172,780
Buildings	51,461	50,968
Machinery and equipment	1,649,518	1,647,460
Construction in progress	27,714	16,642
	1,901,371	1,887,850
Less depreciation and depletion	697,717	661,454
	1,203,654	1,226,396
OTHER ASSETS
Goodwill	40,575	40,575
Real estate and investments	31,582	29,471
Deferred other charges	18,050	18,817
	90,207	88,863
	$1,633,091	$1,635,825
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$73,943	$69,061
Accrued interest, compensation and other	72,197	62,336
Current portion of long-term debt	2,229	1,872
TOTAL CURRENT LIABILITIES	148,369	133,269
LONG-TERM DEBT	657,068	657,935
DEFERRED INCOME TAXES AND OTHER CREDITS	85,967	91,157
SHAREHOLDERS’ EQUITY
Common stock, $1 par value; authorized 100,000 shares; issued and outstanding 28,623 and 28,572 shares, respectively	28,623	28,572
Additional paid-in capital	519,922	514,560
Retained earnings	211,476	228,686
Accumulated other comprehensive loss	(18,334)	(18,354)
	741,687	753,464
	$1,633,091	$1,635,825
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
TEXAS INDUSTRIES, INC. AND SUBSIDIARIES
(Unaudited)

	Three months ended		Six months ended
	November 30,	November 30,	November 30,	November 30,
In thousands except per share	2013	2012	2013	2012
NET SALES	$208,892	$167,693	$441,974	$342,216
Cost of products sold	194,735	155,939	397,151	315,262
GROSS PROFIT	14,157	11,754	44,823	26,954
Selling, general and administrative	19,655	17,067	38,207	34,623
Interest expense	17,423	7,457	34,794	15,235
Other income, net	(5,406)	(1,924)	(11,263)	(4,525)
LOSS BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(17,515)	(10,846)	(16,915)	(18,379)
Income taxes (benefit)	125	(657)	295	(796)
NET LOSS FROM CONTINUING OPERATIONS	$(17,640)	$(10,189)	$(17,210)	$(17,583)
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	—	(933)	—	3,805
NET LOSS	$(17,640)	$(11,122)	$(17,210)	$(13,778)
NET LOSS PER SHARE FROM CONTINUING OPERATIONS:
Basic	$(0.62)	$(0.36)	$(0.60)	$(0.63)
Diluted	$(0.62)	$(0.36)	$(0.60)	$(0.63)
NET INCOME (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS:
Basic	$—	$(0.04)	$—	$0.14
Diluted	$—	$(0.04)	$—	$0.14
NET LOSS PER SHARE:
Basic	$(0.62)	$(0.40)	$(0.60)	$(0.49)
Diluted	$(0.62)	$(0.40)	$(0.60)	$(0.49)
AVERAGE SHARES OUTSTANDING
Basic	28,614	28,030	28,596	28,014
Diluted	28,614	28,030	28,596	28,014
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
TEXAS INDUSTRIES, INC. AND SUBSIDIARIES
(Unaudited)

	Three months ended		Six months ended
	November 30,	November 30,	November 30,	November 30,
In thousands	2013	2012	2013	2012
Net loss	$(17,640)	$(11,122)	$(17,210)	$(13,778)
Other comprehensive income:
Unrealized actuarial loss of defined benefit plans, net of tax benefit of $0, $0, $0 and $(32), respectively	—	—	—	(55)
Reclassification of actuarial loss of defined benefit plans, net of tax benefit of $(8), $(55), $(12) and $(298), respectively	9	97	20	520
Total other comprehensive income	9	97	20	465
Comprehensive loss	$(17,631)	$(11,025)	$(17,190)	$(13,313)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
TEXAS INDUSTRIES, INC. AND SUBSIDIARIES
(Unaudited)

	Six months ended
	November 30,	November 30,
In thousands	2013	2012
OPERATING ACTIVITIES
Net loss	$(17,210)	$(13,778)
Adjustments to reconcile net loss to cash provided by operating activities
Depreciation, depletion and amortization	39,433	28,543
Gain on asset disposals	(5,766)	(2,879)
Deferred income tax expense (benefit)	(9)	957
Stock-based compensation expense	3,962	5,505
Other – net	(7,703)	(8,469)
Changes in operating assets and liabilities
Receivables – net	4,401	(8,488)
Inventories	(7,720)	13,967
Prepaid expenses	1,949	1,687
Accounts payable and accrued liabilities	21,868	7,933
Net cash provided by operating activities	33,205	24,978
INVESTING ACTIVITIES
Capital expenditures – expansions	(7,125)	(36,118)
Capital expenditures – other	(17,295)	(10,845)
Proceeds from asset disposals	7,682	3,958
Proceeds from insurance contracts, net of premiums paid	4,059	2,366
Other – net	—	(88)
Net cash used by investing activities	(12,679)	(40,727)
FINANCING ACTIVITIES
Debt payments	(910)	(1,585)
Stock option exercises	1,450	1,089
Net cash provided (used) by financing activities	540	(496)
Increase (decrease) in cash and cash equivalents	21,066	(16,245)
Cash and cash equivalents at beginning of period	61,296	88,027
Cash and cash equivalents at end of period	$82,362	$71,782
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
1. Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended November 30, 2013 are not necessarily indicative of the results that may be expected for the year ending May 31, 2014. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Texas Industries, Inc. for the year ended May 31, 2013.
Principles of Consolidation. The consolidated financial statements include the accounts of Texas Industries, Inc. and all subsidiaries except for a joint venture in which the Company has a 40% equity interest. The joint venture is accounted for using the equity method. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.
Discontinued Operations. The prior period consolidated financial statements in this Form 10-Q reflect discontinued operations as discussed in Note 2 - Discontinued Operations.
Estimates. The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.
Fair Value of Financial Instruments. The estimated fair value of each class of financial instrument as of November 30, 2013 and May 31, 2013 approximates its carrying value except for long-term debt having fixed interest rates. The fair value of our long-term debt is estimated based on broker/dealer quoted market prices, which are level two inputs. As of November 30, 2013, the fair value of our long-term debt, including the current portion, was approximately $727.5 million compared to the carrying amount of $659.3 million. As of May 31, 2013, the fair value of our long-term debt, including the current portion, was approximately $723.2 million compared to the carrying amount of $659.8 million.
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
Inventories. Inventories are stated at the lower of cost or market. We use the last-in, first out (“LIFO”) method to value finished products, work in process and raw material inventories, excluding natural aggregate inventories. We use the average cost method to value natural aggregate finished goods and raw materials, and parts and supplies, which includes emission allowance credits. Our natural aggregate inventory includes a reserve against volumes in excess of an average twelve-month period of actual sales.
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
Goodwill and Goodwill Impairment. Management tests goodwill for impairment annually by reporting unit in the fourth quarter of our fiscal year. Management may make optional use of the qualitative assessment provided by the accounting guidance as part of its annual testing. The accounting guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If this is concluded to be the case then Management would proceed with the quantitative impairment test using a two-step process. Otherwise, the quantitative impairment test is not required.
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

Goodwill resulting from the acquisition of ready-mix operations in Texas and Louisiana and identified with our concrete operations has a carrying value of $40.6 million at both November 30, 2013 and May 31, 2013. Based on an impairment test performed as of March 31, 2013, the fair value of the reporting unit exceeds its carrying value, and therefore, no potential impairment was identified.
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
Real Estate and Investments. Surplus real estate and real estate acquired for development of high quality industrial, office or multi-use parks totaled $6.7 million at November 30, 2013 and $7.3 million at May 31, 2013.
Investments include life insurance contracts purchased in connection with certain of our benefit plans. The contracts, recorded at their net cash surrender value, totaled $2.2 million (net of distributions of $99.7 million plus accrued interest and fees) at November 30, 2013 and $1.1 million (net of distributions of $99.8 million plus accrued interest and fees) at May 31, 2013. We can elect to receive distributions chargeable against the cash surrender value of the policies in the form of borrowings or withdrawals or we can elect to surrender the policies and receive their net cash surrender value.
Investments include the long-term portion of a note receivable totaling $6.6 million at November 30, 2013 and 6.2 million at May 31, 2013 in connection with the sale of our expanded shale and clay lightweight aggregates manufacturing businesses related to certain inventories.
Investment in Joint Venture. We own a 40% equity interest in a joint venture based in Waco, Texas that operates ready-mix plants serving the central Texas market. The day to day business operations are managed by the 60% partner in the venture. We supply cement to the joint venture. The debt of the joint venture is secured by the underlying assets of the joint venture. In addition, our partner has guaranteed 100% of the debt of the joint venture. We were released during the quarter from our 50% guarantee of the debt of the joint venture. See further discussion of joint venture debt under Guarantee of Joint Venture Debt in Note 4.
Our investment totaled $16.1 million at November 30, 2013 and $14.9 million at May 31, 2013. Our equity in income of the joint venture was $1.8 million and $1.1 million for the six-month periods ended November 30, 2013 and 2012, respectively.
Deferred Other Charges. Deferred other charges totaled $18.0 million at November 30, 2013 and $18.8 million at May 31, 2013. These balance totals include debt issuance costs of $10.1 million at November 30, 2013 and $11.1 million at May 31, 2013, that amortize over the term of the related debt. They also include $3.9 million representing various long-term receivables.
Deferred Taxes and Other Credits. Other credits totaled $86.0 million at November 30, 2013 and $91.2 million at May 31, 2013 and are composed primarily of liabilities related to our retirement plans, deferred compensation agreements and asset retirement obligations.

Asset Retirement Obligations. We record a liability for legal obligations associated with the retirement of our long-lived assets in the period in which it is incurred if an estimate of fair value of the obligation can be made. The discounted fair value of the obligations incurred in each period are added to the carrying amount of the associated assets and depreciated over the lives of the assets. The liability accretes at the end of each period through a charge to operating expense. A gain or loss on settlement is recognized if the obligation is settled for other than the carrying amount of the liability.

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
Changes in asset retirement obligations are as follows:

	Six months ended
	November 30,	November 30,
In thousands	2013	2012
Balance at beginning of period	$2,653	$3,879
Additions	—	305
Accretion expense	72	86
Settlements	(10)	(1,617)
Balance at end of period	$2,715	$2,653

Accumulated Other Comprehensive Loss. Amounts recognized in accumulated other comprehensive loss represent adjustments related to a defined benefit retirement plan and a postretirement health benefit plan covering approximately 600 employees and retirees of our California cement subsidiary. The amounts totaled $18.3 million (net of tax benefit of $2.4 million) at November 30, 2013 and $18.4 million (net of tax benefit of $2.5 million) at May 31, 2013. We report the effect of significant reclassifications out of accumulated other comprehensive loss on the respective line items in net income if the amount being reclassified represents the entirety of an item. The pre-tax reclassification for the six-month periods ended November 30, 2013, and 2012 were less than $0.1 million and $0.8 million, respectively, and affected salaries and employee benefits expense which is allocated to costs of products sold and to selling, general, and administrative in the consolidated statement of operations.
Net Sales. Sales are recognized when title has transferred and products are delivered. We include delivery fees in the amount we bill customers to the extent needed to recover our cost of freight and delivery. Net sales are presented as revenues and include these delivery fees.
Other Income. Routine sales of surplus operating assets and real estate resulted in gains of $2.7 million and $0.4 million in the three-month periods ended November 30, 2013 and 2012, respectively, and $5.8 million and $2.9 million in the six-month periods ended November 30, 2013 and 2012, respectively. In addition, other income includes earnings from a joint venture of $0.7 million and $0.5 million in the three-month periods ended November 30, 2013 and 2012, respectively, and $1.8 million million and $1.1 million in the six-month periods ended November 30, 2013 and 2012, respectively.
Stock-based Compensation. We have provided stock-based compensation to employees and non-employee directors in the form of non-qualified and incentive stock options, restricted stock, restricted stock units, stock appreciation rights, deferred compensation agreements and stock awards. The Company began issuing restricted stock units subject to service based only conditions for the first time to employees in the prior fiscal year. In addition, the Company issued restricted stock units subject to market and service based conditions for the first time to employees during the six-month period ended November 30, 2013.
We use the Black-Scholes option-pricing model to determine the fair value of stock options and stock appreciation rights granted as of the date of grant. Options with graded vesting are valued as single awards and the related compensation cost is recognized using a straight-line attribution method over the shorter of the vesting period or required service period adjusted for estimated forfeitures.
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

We used the closing stock price on the date of grant to determine the fair value of stock awards and restricted stock awards. Prior to our executing the January 4, 2013 stock appreciation rights agreement and the deferred compensation agreements, we recorded a liability, which was included in other credits, for deferred compensation agreements and stock awards expected to be settled in cash, based on their fair value at the end of each period until such awards are paid. See further discussion in Note 7.

Earnings Per Share (“EPS”). Income or loss allocated to common shareholders adjusts net income or loss for the participation in earnings of unvested restricted shares outstanding.
Basic weighted-average number of common shares outstanding during the period includes contingently issuable shares and excludes outstanding unvested restricted shares. Contingently issuable shares outstanding at November 30, 2013 and 2012, relate to deferred compensation agreements in which directors elected to defer their fees. The deferred compensation is denominated in shares of our common stock and issued in accordance with the terms of the agreement subsequent to retirement or separation from us. The shares are considered contingently issuable because the director has an unconditional right to the shares to be issued.
Diluted weighted-average number of common shares outstanding during the period adjusts basic weighted-average shares for the dilutive effect of stock options, restricted shares, restricted share units and awards.
Basic and diluted EPS are calculated as follows:

	Three months ended		Six months ended
	November 30,	November 30,	November 30,	November 30,
In thousands except per share	2013	2012	2013	2012
Earnings
Net loss from continuing operations	$(17,640)	$(10,189)	$(17,210)	$(17,583)
Net income (loss) from discontinued operations	$—	$(933)	$—	$3,805
Loss allocated to common shareholders	$(17,640)	$(11,122)	$(17,210)	$(13,778)
Shares
Weighted-average shares outstanding	28,615	28,043	28,601	28,028
Contingently issuable shares	6	3	6	3
Unvested restricted shares	(7)	(16)	(11)	(17)
Basic weighted-average shares	28,614	28,030	28,596	28,014
Diluted weighted-average shares (1)	28,614	28,030	28,596	28,014
Net loss per share from continuing operations
Basic	$(0.62)	$(0.36)	$(0.60)	$(0.63)
Diluted	$(0.62)	$(0.36)	$(0.60)	$(0.63)
Net income (loss) per share from discontinued operations
Basic	$—	$(0.04)	$—	$0.14
Diluted	$—	$(0.04)	$—	$0.14
Net loss per share
Basic	$(0.62)	$(0.40)	$(0.60)	$(0.49)
Diluted	$(0.62)	$(0.40)	$(0.60)	$(0.49)
(1) Shares excluded due to antidilutive effect of stock options, restricted shares and awards	542	826	550	978

Recently Issued Accounting Guidance. In July 2013, the Financial Accounting Standards Board issued new accounting guidance on the presentation of unrecognized tax benefits. This new guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The new guidance becomes effective for us in our first quarter of fiscal 2015 with earlier adoption permitted, and should be applied prospectively with retroactive application permitted. We are currently evaluating the impact of the new guidance, and do not expect it to have a material effect on our consolidated financial statements.

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

The following table summarizes the revenue, earnings before and net of income tax expense on all discontinued operations for the three- and six-month periods ended November 30, 2012:

	Three months ended	Six months ended
	November 30,	November 30,
In thousands	2012	2012
Revenue from discontinued operations	$11,629	$28,914
Income from discontinued operations, before taxes	$843	$5,865
Income (loss) from discontinued operations, net of taxes	$(933)	$3,805

3. Working Capital
Working capital totaled $190.9 million at November 30, 2013 compared to $187.3 million at May 31, 2013. Selected components of working capital are summarized below.
Receivables-net consist of:

	November 30,	May 31,
In thousands	2013	2013
Trade notes and accounts receivable	$120,904	$126,070
Other	1,478	852
	$122,382	$126,922
Trade notes and accounts receivable are presented net of allowances for doubtful receivables of $3.1 million at November 30, 2013 and $2.3 million at May 31, 2013. Provisions for bad debts charged to expense was $1.0 million and $0.4 million in the six-month periods ended November 30, 2013 and 2012, respectively. Uncollectible accounts written off totaled $0.2 million in each of the six-month periods ended November 30, 2013 and 2012, respectively.
Inventories consist of:

	November 30,	May 31,
In thousands	2013	2013
Finished products	$7,171	$5,267
Work in process	9,534	8,630
Raw materials	20,478	20,090
Total inventories at LIFO cost	37,183	33,987
Natural aggregate finished products	22,077	21,836
Raw materials	406	378
Parts and supplies	52,891	48,853
Total inventories at average cost	75,374	71,067
Total inventories	$112,557	$105,054

All inventories are stated at the lower of cost or market. Finished products, work in process and raw material inventories, excluding natural aggregate inventories, are valued using the last-in, first-out (“LIFO”) method. Natural aggregate finished products and raw material inventories and parts and supplies inventories, which includes emission allowance credits, are valued using the average cost method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. If the average cost method (which approximates current replacement cost) had been used for all of these inventories, inventory values would have been higher by $21.0 million at November 30, 2013 and $20.7 million at May 31, 2013.

Accrued interest, compensation and other consists of:

	November 30,	May 31,
In thousands	2013	2013
Interest	$17,796	$17,801
Compensation and employee benefits	16,563	15,439
Casualty insurance claims	16,301	15,890
Income taxes	5,382	4,666
Property taxes and other	16,155	8,540
	$72,197	$62,336
4. Long-Term Debt
Long-term debt consists of:

	November 30,	May 31,
In thousands	2013	2013
9.25% Senior notes due 2020 issued August 10, 2010 at par value	650,000	650,000
Other	7,036	7,505
	657,036	657,505
Capital lease obligations	2,016	2,057
Other contractual obligations	245	245
	659,297	659,807
Less current portion	2,229	1,872
	$657,068	$657,935
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
The borrowing base under the agreement was $131.2 million as of November 30, 2013. We are not required to maintain any financial ratios or covenants unless an event of default occurs or the unused portion of the borrowing base is less than $25.0 million, in which case we must maintain a fixed charge coverage ratio of at least 1.0 to 1.0. At November 30, 2013, our fixed charge coverage ratio was .91 to 1.0. Given this ratio, we may use only $106.2 million of the borrowing base as of such date. No borrowings were outstanding at November 30, 2013; however, $30.5 million of the borrowing base was used to support letters of credit. As a result, the maximum amount we could borrow as of November 30, 2013 was $75.7 million.

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

The credit agreement contains a number of covenants restricting, among other things, prepayment or redemption of our senior notes, distributions and dividends on and repurchases of our capital stock, acquisitions and investments, indebtedness, liens and affiliate transactions. We are permitted to pay cash dividends on our common stock as long as the credit facility is not in default, the fixed charge coverage ratio is greater than 1.0 to 1.0 and borrowing availability under the borrowing base is more than $40 million. When our fixed charge coverage ratio is less than 1.0 to 1.0, we are permitted to pay cash dividends on our common stock not to exceed $2.5 million in any single instance (which shall not occur more than four times in any calendar year) or $10 million in the aggregate during any calendar year as long as the credit facility is not in default and borrowing availability is more than the greater of $60 million or 30% of the aggregate commitments of all lenders. For this purpose, borrowing availability is equal to the borrowing base less the amount of outstanding borrowings less the amount used to support letters of credit. We were in compliance with all of our loan covenants as of November 30, 2013.
9.25% Senior Notes. On August 10, 2010, we sold $650 million aggregate principal amount of our 9.25% senior notes due 2020 at an offering price of 100%. The notes were issued under an indenture dated as of August 10, 2010. The net proceeds were used to purchase or redeem all of our outstanding 7.25% senior notes due 2013, with additional proceeds available for general corporate purposes.
At November 30, 2013, we had $650 million aggregate principal amount of 9.25% senior notes outstanding. Under the indenture, at any time on or prior to August 15, 2015, we may redeem the notes at a redemption price equal to the sum of the principal amount thereof, plus accrued interest and a make-whole premium. On and after August 15, 2015, we may redeem all or a part of the notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest if redeemed during the twelve-month period beginning on August 15 of the years indicated below:

Year	Percentage
2015	104.625%
2016	103.083%
2017	101.542%
2018 and thereafter	100.000%
We may be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued interest, if we experience a change of control.
All of our consolidated subsidiaries have unconditionally guaranteed the 9.25% senior notes. The indenture governing the notes contains affirmative and negative covenants that, among other things, limit our and our subsidiaries’ ability to pay dividends on or redeem or repurchase stock, make certain investments, incur additional debt or sell preferred stock, create liens, restrict dividend payments or other payments from subsidiaries to the Company, engage in consolidations and mergers or sell or transfer assets, engage in sale and leaseback transactions, engage in transactions with affiliates, and sell stock in our subsidiaries. We are not required to maintain any affirmative financial ratios or covenants. We were in compliance with all of our covenants as of November 30, 2013.
Other. Principal payments due on long-term debt, excluding operating lease and other contract obligations, during each of the five years subsequent to November 30, 2013 are $2.2 million, $2.0 million, $1.9 million, $1.1 million and $0.3 million. The total amount of interest incurred was $17.4 million in each of the three-month periods ended November 30, 2013 and 2012, of which $9.9 million was capitalized for the three-month period ended November 30, 2012. The total amount of interest incurred was $34.8 million and $34.4 million in the six-month periods ended November 30, 2013 and 2012, respectively, of which 19.2 million was capitalized in the six-month period ended November 30, 2012. The total amount of interest paid in cash was $36.6 million and $35.5 million in the six-month periods ended November 30, 2013 and 2012, respectively.
Guarantee of Joint Venture Debt. We have been released from our 50% guarantee of the joint venture’s debt, which was refinanced in November, 2013. The joint venture was in compliance with all the terms of the debt as of November 30, 2013. See further discussion of the joint venture under Investment in Joint Venture in Note 1.

5. Commitments

There have been no significant changes from what was reported in our Annual Report on Form 10-K for the year end May 31, 2013.
6. Shareholders’ Equity
There are authorized 100,000 shares of Cumulative Preferred Stock, no par value, of which 20,000 shares are designated $5 Cumulative Preferred Stock (Voting), redeemable at $105 per share and entitled to $100 per share upon dissolution. An additional 40,000 shares are designated Series B Junior Participating Preferred Stock. The Series B Preferred Stock is not redeemable and ranks, with respect to the payment of dividends and the distribution of assets, junior to (i) all other series of the Preferred Stock unless the terms of any other series shall provide otherwise and (ii) the $5 Cumulative Preferred Stock. No shares of $5 Cumulative Preferred Stock or Series B Junior Participating Preferred Stock were outstanding as of November 30, 2013.
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
Options become exercisable in installments beginning one year after the date of grant and expire 10 years after the date of grant. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. Options with graded vesting are valued as single awards and the compensation cost recognized using a straight-line attribution method over the shorter of the vesting period or required service period adjusted for estimated forfeitures. No options were granted during the six-month period ended November 30, 2013.

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

A summary of option transactions for the six-month period ended November 30, 2013, follows:

	Shares Under Option	Weighted-Average Option Price
Outstanding at May 31, 2013	1,508,533	$40.68
Exercised	(35,592)	$40.32
Canceled	(25,300)	$64.21
Outstanding at November 30, 2013	1,447,641	$40.28
Exercisable at November 30, 2013	828,221	$45.50

The following table summarizes information about stock options outstanding as of November 30, 2013.

	Range of Exercise Prices
	$16.04 - $29.38	$33.57 - $48.60	$50.63 - $70.18
Options outstanding
Shares outstanding	495,032	591,919	360,690
Weighted-average remaining life in years	6.94	5.57	2.96
Weighted-average exercise price	$27.64	$39.58	$58.76
Options exercisable
Shares exercisable	167,102	300,429	360,690
Weighted-average remaining life in years	5.71	4.40	2.96
Weighted-average exercise price	$25.95	$40.44	$58.76

Outstanding options expire on various dates up to January 11, 2022. As of November 30, 2013, there were 2,693,963 shares available for future awards under the 2004 Plan.
As of November 30, 2013, the aggregate intrinsic value (the difference in the closing market price of our common stock of $58.12 and the exercise price to be paid by the optionee) of stock options outstanding was $27.6 million. The aggregate intrinsic value of exercisable stock options at that date was $12.6 million. The total intrinsic value for options exercised (the difference in the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) was $0.3 million for both of the three-month periods ended November 30, 2013 and 2012 and $0.8 million and $1.0 million for the six-month periods ended November 30, 2013 and 2012 , respectively.
We began issuing RSUs subject to service based only conditions to employees in fiscal 2013. In the six-month period ended November 30, 2013, we began issuing RSUs subject to market and service based conditions to employees. All RSUs vest at the end of a four year term subject to achievement of market conditions for those RSUs with market conditions. We determine the fair value of RSUs subject to service based only conditions using the closing stock price on the date of grant, and value them as a single award with the related compensation cost recognized using a straight-line method over the vesting period, adjusted for estimated forfeitures. We determine the fair value of RSUs subject to market and service based conditions using a Monte Carlo simulation, and value them as a single award with the related compensation cost recognized using a straight-line method over the vesting period, adjusted for estimated forfeitures. Employees received 85,169 RSUs during the six-month period ended November 30, 2013 with a closing stock price on the date of grant of $70.68, of which 54,512 are market based awards and the remaining are service based awards.
We have provided additional stock-based compensation to employees and directors under stock appreciation rights contracts, deferred compensation agreements, restricted stock payments. At November 30, 2013, outstanding stock appreciation rights totaled 133,315 shares and deferred compensation agreements to be settled in common stock totaled 5,495 shares.
Common stock totaling 4.1 million shares at November 30, 2013 have been reserved for the settlement of stock-based compensation.

Total stock-based compensation included in selling, general and administrative expense was $1.5 million and $2.7 million in the three-month periods ended November 30, 2013 and 2012. Total stock-based compensation included in selling, general and administrative expense was $4.0 million, which included $1.0 million in stock grants to the Company's Directors in the six-month period ended November 30, 2013 and $5.5 million in the six-month period ended November 30, 2012.

Prior to our executing the January 4, 2013 stock appreciation rights agreement and the deferred compensation agreements, the impact of changes in our company's stock price on stock-based awards previously accounted for as liabilities increased stock-based compensation $0.9 million in the three-month period ended November 30, 2012 and $1.7 million in the six-month period ended November 30, 2012.
No tax expense or benefit was recognized for stock-based compensation in our statement of operations in the six-month period ended November 30, 2013, and less than $0.1 million was recognized in the six-month period ended November 30, 2012. No cash tax benefit was realized for stock-based compensation in the six-month periods ended November 30, 2013 and 2012, respectively.
As of November 30, 2013, the total unrecognized stock-based compensation expense was $14.1 million. Stock-based compensation expense expected to be recognized in the twelve-month periods ending November 30, 2014 is $5.2 million, $4.4 million in 2015, $3.4 million in 2016 and $1.1 million in 2017.
8. Retirement Plans
Riverside Defined Benefit Plans. Approximately 600 employees and retirees of our subsidiary, Riverside Cement Company, are covered by a defined benefit pension plan and a postretirement health benefit plan. Unrecognized prior service costs and actuarial gains or losses for these plans are recognized in a systematic manner over the remaining service periods of active employees expected to receive benefits under these plans. The expenses associated with the defined benefit pension plan and postretirement health benefit plan are included in the computation of total employee benefit cost which is allocated to costs of products sold and to selling, general, and administrative in the consolidated statement of operations. The expense (benefits) associated with these plans for the three-month and six-month periods ended November 30, 2013 and 2012, was as follows:

	Three months ended		Six months ended
	November 30,	November 30,	November 30,	November 30,
In thousands	2013	2012	2013	2012
Defined benefit pension plan
Service cost	$—	$61	$—	$216
Interest cost	683	635	1,366	1,343
Expected return on plan assets	(851)	(770)	(1,702)	(1,518)
Amortization of net actuarial loss	154	217	308	948
	$(14)	$143	$(28)	$989
Postretirement health benefit plan
Service cost	$25	$27	$50	$54
Interest cost	72	88	144	176
Amortization of prior service cost	(194)	(194)	(388)	(388)
Amortization of net actuarial loss	57	129	112	258
	$(40)	$50	$(82)	$100

The Riverside defined benefit pension plan (“Pension Plan”) was amended during the first quarter of fiscal year 2013. This amendment provided for the cessation of all benefit accruals under the Pension Plan effective December 31, 2012 and the Pension Plan was frozen as of that date. The amendment was designed to reduce future pension costs and provides that, effective December 31, 2012, all future benefit accruals under the Pension Plan will automatically cease for all participants, and the accrued benefits under the Pension Plan will be determined and frozen as of that date.

Financial Security Defined Benefit Plans. Substantially all of our executive and certain managerial employees are covered by a series of financial security plans that are non-qualified defined benefit plans. The financial security plans require deferral of a portion of a participant’s salary and provide retirement, death and disability benefits to participants. The financial security plans are unfunded and benefits are paid as they become due. Actuarial gains or losses are recognized when incurred. The expenses associated with the financial security plan are included in the computation of total employee benefit cost which is allocated to costs of products sold and to selling, general, and administrative in the consolidated statement of operations. The costs of this plan for the three-month and six-month periods ended November 30, 2013 and 2012, was as follows:

	Three months ended		Six months ended
	November 30,	November 30,	November 30,	November 30,
In thousands	2013	2012	2013	2012
Service cost	$536	$593	$1,072	$1,186
Interest cost	609	591	1,218	1,182
	$1,145	$1,184	$2,290	$2,368

The financial security defined benefit plans were amended during the second quarter of fiscal year 2013. This amendment provided that effective December 31, 2012 the plans were frozen.
9. Income Taxes
Income taxes for the interim periods ended November 30, 2013 and 2012 have been included in the accompanying financial statements on the basis of an estimated annual rate. The tax rate differs from the 35% federal statutory corporate rate primarily due to percentage depletion that is tax deductible, state income taxes and valuation allowances against deferred tax assets. The estimated annualized rate is (1.8)% for fiscal year 2014 compared to (4.3)% for fiscal year 2013. We received income tax refunds of $0.4 million in the six-month period ended November 30, 2013 and none in the six-month period ended November 30, 2012. We made no income tax payments in the six-month periods ended November 30, 2013 and 2012.
Net deferred tax assets totaled $6.7 million at November 30, 2013 and May 31, 2013. Net deferred tax assets classified as current were $15.4 million at November 30, 2013 and $18.8 million at May 31, 2013. Management reviews our deferred tax position and in particular our deferred tax assets whenever circumstances indicate that the assets may not be realized in the future and records a valuation allowance unless such deferred tax assets are deemed more likely than not to be recoverable. The ultimate realization of these deferred tax assets depends upon various factors including the generation of taxable income during future periods. The Company’s deferred tax assets exceeded deferred tax liabilities as of November 30, 2013 and May 31, 2013 primarily as a result of recent losses. Management has concluded that the sources of taxable income we are permitted to consider do not assure the realization of the entire amount of our net deferred tax assets. Accordingly, a valuation allowance is required due to the uncertainty of realizing the deferred tax assets. We released valuation allowance of $1.5 million in fiscal year 2013 through a benefit related to gains in discontinued operations. We will continue to record additional valuation allowance against additions to our net deferred tax assets for fiscal year 2014 until Management believes it is more likely than not the deferred tax assets will be realized.
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
In addition to our federal income tax return, we file income tax returns in various state jurisdictions. We are no longer subject to income tax examinations by federal and state tax authorities for years prior to 2007. The Internal Revenue Service completed their review in fiscal year 2013 of our federal income tax returns for 2007 through 2010 resulting in no adjustments.

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
The plaintiffs allege causes of action that are similar from suit to suit. Following dismissal of certain causes of action by the court and amendments by the plaintiffs, the remaining causes of action typically include, among other things, negligence, intentional and negligent infliction of emotional distress, trespass, public and private nuisance, strict liability, willful misconduct, fraudulent concealment, unfair business practices, wrongful death and loss of consortium. The plaintiffs generally request, among other things, general and punitive damages, medical expenses, loss of earnings, property damages and medical monitoring costs. At the date of this report, none of the plaintiffs in these cases has alleged in their pleadings any specific amount or range of damages. Some of the suits include additional defendants, such as the owner of another cement plant located approximately four miles from the Crestmore plant or former owners of the Crestmore and Oro Grande plants. Discovery is proceeding in all of the suits, and the trial for the claims of 14 of the individual plaintiffs is currently scheduled to begin in January, 2015. No trial date has been set in the class action suits or for other individual plantiffs. We are vigorously defending all of these suits but we cannot predict what liability, if any, could arise from them. We also cannot predict whether any other suits may be filed against us alleging damages due to injuries to persons or property caused by claimed exposure to chrome 6.
We are defendants in other lawsuits that arose in the ordinary course of business. In our judgment the ultimate liability, if any, from such legal proceedings will not have a material effect on our consolidated financial position or results of operations.
11. Business Segments
We have three business segments: cement, aggregates and concrete. Our business segments are managed separately along product lines. Through the cement segment we produce and sell gray portland cement as our principal product, as well as specialty cements. Through the aggregates segment we produce and sell stone, sand and gravel as our principal products. Previously, the aggregates segment included our expanded shale and clay lightweight aggregates which has been classified as discontinued operations in the prior period. Through the concrete segment we produce and sell ready-mix concrete as our principal product. We account for intersegment sales at market prices. Segment operating profit consists of net sales less operating costs and expenses. Corporate includes those administrative, financial, legal, human resources, environmental and real estate activities which are not allocated to operations and are excluded from segment operating profit. Identifiable assets by segment are those assets that are used in each segment’s operation. Corporate assets consist primarily of cash and cash equivalents, real estate and other financial assets not identified with a business segment. The following is a summary of operating results and certain other financial data for our business segments relating to continuing operations, and does not include information pertaining to discontinued operations.

	Three months ended		Six months ended
	November 30,	November 30,	November 30,	November 30,
In thousands	2013	2012	2013	2012
Net sales
Cement
Sales to external customers	$85,093	$80,991	$182,580	$168,118
Intersegment sales	17,270	10,452	34,531	20,530
Aggregates
Sales to external customers	30,637	33,899	67,763	69,299
Intersegment sales	11,923	6,313	23,955	11,894
Concrete
Sales to external customers	93,163	52,803	191,631	104,799
Intersegment sales	8	62	60	111
Eliminations	(29,202)	(16,827)	(58,546)	(32,535)
Total net sales	$208,892	$167,693	$441,974	$342,216
Segment operating profit (loss)
Cement	$3,694	$6,057	$17,687	$14,479
Aggregates	5,390	3,520	11,977	7,518
Concrete	(1,504)	(2,607)	4,614	(4,515)
Total segment operating profit	7,580	6,970	34,278	17,482
Corporate	(7,672)	(10,359)	(16,399)	(20,626)
Interest	(17,423)	(7,457)	(34,794)	(15,235)
Loss before income taxes	$(17,515)	$(10,846)	$(16,915)	$(18,379)
Depreciation, depletion and amortization
Cement	$13,077	$8,429	$26,120	$16,893
Aggregates	2,882	3,347	6,073	6,674
Concrete	3,387	1,981	6,805	3,847
Corporate	222	229	464	446
Total depreciation, depletion and amortization	$19,568	$13,986	$39,462	$27,860
Capital expenditures
Cement	$6,793	$11,052	$16,415	$40,785
Aggregates	2,021	2,278	2,681	2,601
Concrete	1,351	351	2,801	2,246
Corporate	1,757	645	2,523	1,019
Total capital expenditures	$11,922	$14,326	$24,420	$46,651
Net sales by product
Cement	$77,586	$72,169	$164,753	$149,404
Aggregates	19,999	21,428	43,684	43,997
Concrete	93,448	52,712	191,632	104,582
Other products	1,929	2,648	5,617	5,515
Delivery fees	15,930	18,736	36,288	38,718
Total net sales	$208,892	$167,693	$441,974	$342,216
All sales were made in the United States during the periods presented with no single customer representing more than ten percent of sales.
Capital expenditures for normal replacement and upgrades of existing equipment and acquisitions to sustain existing operations were $17.3 million and $10.8 million in the six-month periods ended November 30, 2013 and 2012, respectively.

Capital expenditures in connection with the expansion of our Hunter, Texas cement plant for the six-month period ended November 30, 2013 were $7.1 million consisting solely of interest paid that was capitalized in the prior year period ended May 31, 2013. Capital expenditures incurred in connection with the expansion of our Hunter, Texas cement plant were $36.1 million in the six-month period ended November 30, 2012, of which $18.4 million was capitalized interest paid.
The following is a summary of assets used in each of our business segments.

In thousands	November 30, 2013	May 31, 2013
Identifiable assets
Cement	$1,154,910	$1,174,879
Aggregates	158,688	168,255
Concrete	191,439	182,839
Corporate	128,054	109,852
Total assets	$1,633,091	$1,635,825
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

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating balance sheet at November 30, 2013 (unaudited)
Cash and cash equivalents	$78,070	$4,292	$—	$82,362
Receivables – net	—	122,382	—	122,382
Inventories	—	112,557	—	112,557
Deferred income taxes and prepaid expenses	187	21,897	(155)	21,929
Total current assets	78,257	261,128	(155)	339,230
Property, plant and equipment – net	—	1,203,654	—	1,203,654
Goodwill	—	40,575	—	40,575
Real estate and investments	2,176	29,406	—	31,582
Deferred income taxes and other charges	210,443	7,888	(200,281)	18,050
Investment in subsidiaries	1,081,369	—	(1,081,369)	—
Long-term intercompany receivables	117,090	18,737	(135,827)	—
Total assets	$1,489,335	$1,561,388	$(1,417,632)	$1,633,091
Accounts payable	$60	$73,883	$—	$73,943
Accrued interest, compensation and other	26,681	45,671	(155)	72,197
Current portion of long-term debt	—	2,229	—	2,229
Total current liabilities	26,741	121,783	(155)	148,369
Long-term debt	650,245	6,823	—	657,068
Long-term intercompany payables	18,729	117,098	(135,827)	—
Deferred income taxes and other credits	51,933	234,315	(200,281)	85,967
Shareholders’ equity	741,687	1,081,369	(1,081,369)	741,687
Total liabilities and shareholders’ equity	$1,489,335	$1,561,388	$(1,417,632)	$1,633,091

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating balance sheet at May 31, 2013
Cash and cash equivalents	$58,791	$2,505	$—	$61,296
Receivables – net	—	126,922	—	126,922
Inventories	—	105,054	—	105,054
Deferred income taxes and prepaid expenses	615	26,834	(155)	27,294
Total current assets	59,406	261,315	(155)	320,566
Property, plant and equipment – net	—	1,226,396	—	1,226,396
Goodwill	—	40,575	—	40,575
Real estate and investments	1,080	28,391	—	29,471
Deferred income taxes and other charges	210,838	7,744	(199,765)	18,817
Investment in subsidiaries	1,061,854	—	(1,061,854)	—
Long-term intercompany receivables	167,778	18,743	(186,521)	—
Total assets	$1,500,956	$1,583,164	$(1,448,295)	$1,635,825
Accounts payable	$46	$69,015	$—	$69,061
Accrued interest, compensation and other	26,416	36,075	(155)	62,336
Current portion of long-term debt	—	1,872	—	1,872
Total current liabilities	26,462	106,962	(155)	133,269
Long-term debt	650,245	7,690	—	657,935
Long-term intercompany payables	18,743	167,778	(186,521)	—
Deferred income taxes and other credits	52,042	238,880	(199,765)	91,157
Shareholders’ equity	753,464	1,061,854	(1,061,854)	753,464
Total liabilities and shareholders’ equity	$1,500,956	$1,583,164	$(1,448,295)	$1,635,825

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating statement of operations and comprehensive income for the three months ended November 30, 2013 (unaudited)
Net sales	$—	$208,892	$—	$208,892
Cost of products sold	—	194,735	—	194,735
Gross profit	—	14,157	—	14,157
Selling, general and administrative	1,993	17,662	—	19,655
Interest	17,301	—	122	17,423
Other income, net	(14)	(5,392)	—	(5,406)
Intercompany other (income) loss	(873)	995	(122)	—
Income (loss) from continuing operations before the following items	(18,407)	892	—	(17,515)
Income taxes (benefit)	(125)	250	—	125
Equity in earnings of subsidiaries	642	—	(642)	—
Net income (loss) from continuing operations	(17,640)	642	(642)	(17,640)
Net loss from discontinued operations, net of tax	—	—	—	—
Net income (loss)	$(17,640)	$642	$(642)	$(17,640)
Comprehensive income (loss)	$(17,640)	$651	$(642)	$(17,631)

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating statement of operations and comprehensive income for the three months ended November 30, 2012 (unaudited)
Net sales	$—	$167,693	$—	$167,693
Cost of products sold	—	155,939	—	155,939
Gross profit	—	11,754	—	11,754
Selling, general and administrative	2,330	14,737	—	17,067
Interest	17,248	—	(9,791)	7,457
Other income, net	(26)	(1,898)	—	(1,924)
Intercompany other (income) loss	(874)	(8,917)	9,791	—
Income (loss) from continuing operations before the following items	(18,678)	7,832	—	(10,846)
Income taxes (benefit)	(143)	(514)	—	(657)
Equity in earnings of subsidiaries	7,413	—	(7,413)	—
Net income (loss) from continuing operations	(11,122)	8,346	(7,413)	(10,189)
Net loss from discontinued operations, net of tax	—	(933)	—	(933)
Net income (loss)	$(11,122)	$7,413	$(7,413)	$(11,122)
Comprehensive income (loss)	$(11,122)	$7,510	$(7,413)	$(11,025)

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating statement of operations comprehensive income for the six months ended November 30, 2013 (unaudited)
Net sales	$—	$441,974	$—	$441,974
Cost of products sold	—	397,151	—	397,151
Gross profit	—	44,823	—	44,823
Selling, general and administrative	4,459	33,748	—	38,207
Interest	34,573	—	221	34,794
Other income, net	(58)	(11,205)	—	(11,263)
Intercompany other (income) loss	(1,755)	1,976	(221)	—
Income (loss) from continuing operations before the following items	(37,219)	20,304	—	(16,915)
Income taxes (benefit)	(515)	810	—	295
Equity in earnings of subsidiaries	19,494	—	(19,494)	—
Net income (loss) from continuing operations	$(17,210)	$19,494	$(19,494)	$(17,210)
Net income (loss) from discontinued operations, net of tax	$—	$—	$—	$—
Net income (loss)	$(17,210)	$19,494	$(19,494)	$(17,210)
Comprehensive income (loss)	$(17,210)	$19,514	$(19,494)	$(17,190)

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating statement of operations comprehensive loss for the six months ended November 30, 2012 (unaudited)
Net sales	$—	$342,216	$—	$342,216
Cost of products sold	—	315,262	—	315,262
Gross profit	—	26,954	—	26,954
Selling, general and administrative	4,684	29,939	—	34,623
Interest	34,236	—	(19,001)	15,235
Other income, net	(49)	(4,476)	—	(4,525)
Intercompany other (income) loss	(1,755)	(17,246)	19,001	—
Income (loss) from continuing operations before the following items	(37,116)	18,737	—	(18,379)
Income taxes (benefit)	(76)	(720)	—	(796)
Equity in earnings of subsidiaries	23,262	—	(23,262)	—
Net income (loss) from continuing operations	(13,778)	19,457	(23,262)	(17,583)
Net income from discontinued operations, net of tax	—	3,805	—	3,805
Net income (loss)	$(13,778)	$23,262	$(23,262)	$(13,778)
Comprehensive Income (loss)	$(13,778)	$23,727	$(23,262)	$(13,313)

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating statement of cash flows for the six months ended November 30, 2013 (unaudited)
Net cash provided (used) by operating activities	$64,720	$(31,515)	$—	$33,205
Investing activities
Capital expenditures – expansions	—	(7,125)	—	(7,125)
Capital expenditures – other	—	(17,295)	—	(17,295)
Proceeds from asset disposals	—	7,682	—	7,682
Proceeds from insurance contracts, net of premiums paid	4,059	—	—	4,059
Net cash provided (used) by investing activities	4,059	(16,738)	—	(12,679)
Financing activities
Debt payments	—	(910)	—	(910)
Stock option exercises	1,450	—	—	1,450
Net intercompany financing activities	(50,950)	50,950	—	—
Net cash provided (used) by financing activities	(49,500)	50,040	—	540
Increase in cash and cash equivalents	19,279	1,787	—	21,066
Cash and cash equivalents at beginning of period	58,791	2,505	—	61,296
Cash and cash equivalents at end of period	$78,070	$4,292	$—	$82,362

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating statement of cash flows for the six months ended November 30, 2012 (unaudited)
Net cash provided (used) by operating activities	$(37,559)	$62,537	$—	$24,978
Investing activities
Capital expenditures – expansions	—	(36,118)	—	(36,118)
Capital expenditures – other	—	(10,845)	—	(10,845)
Proceeds from asset disposals	—	3,958	—	3,958
Proceeds from insurance contracts, net of premiums paid	2,366	—	—	2,366
Other – net	—	(88)	—	(88)
Net cash provided (used) by investing activities	2,366	(43,093)	—	(40,727)
Financing activities
Debt payments	(8)	(1,577)	—	(1,585)
Stock option exercises	1,089	—	—	1,089
Net intercompany financing activities	17,755	(17,755)	—	—
Net cash provided (used) by financing activities	18,836	(19,332)	—	(496)
Increase (decrease) in cash and cash equivalents	(16,357)	112	—	(16,245)
Cash and cash equivalents at beginning of period	84,713	3,314	—	88,027
Cash and cash equivalents at end of period	$68,356	$3,426	$—	$71,782

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Texas Industries, Inc.
We have reviewed the accompanying condensed consolidated balance sheet of Texas Industries, Inc. and subsidiaries (the Company) as of November 30, 2013, and the related condensed consolidated statements of operations, and comprehensive loss for the three and six-month periods ended November 30, 2013 and 2012 and the condensed consolidated statements of cash flows for the six month periods ended November 30, 2013 and 2012. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of May 31, 2013, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the year then ended [not presented herein], and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated July 22, 2013. In our opinion, the accompanying consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of May 31, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Dallas, Texas
January 9, 2014

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
During the six-month period ended November 30, 2013, construction activity has continued to show a positive trend though levels remain well below pre-recession highs in both our California and Texas market areas. We have completed a multi-year program to upgrade the efficiency and increase the production capacity of all of our cement plants and have also refocused our combined portfolio of businesses around our core cement, aggregate and ready-mix concrete businesses. Our efforts are now focused on the goal of leveraging this improved foundation, in combination with the positive trends in construction, to generate increasing sales, improved margins and growth in free cash flow.

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
Consolidated net sales for the three-month period ended November 30, 2013 were $208.9 million, an increase of $41.2 million from the prior year period. Consolidated cost of products sold for the three-month period ended November 30, 2013 was $194.7 million an increase of $38.8 million from the prior year period. Sales increased primarily as a result of the addition of 42 ready-mix concrete plants and two aggregate terminals acquired in an asset exchange on March 22, 2013. Increased shipments and improved pricing on a same product and same market basis in Texas and California also contributed to the increase in sales. Shipments during the period were negatively impacted by more inclement weather in Texas compared to the prior year period. Cost of products sold increased primarily due to higher shipments, depreciation expense related to our new production line at our Hunter cement plant and repair and maintenance costs. Consolidated gross profit for the three-month periods ended November 30, 2013 and 2012 was $14.2 million and $11.8 million, respectively.
Consolidated net sales for the six-month period ended November 30, 2013 were $442.0 million, an increase of $99.8 million from the prior year period. Consolidated cost of products sold for the six-month period ended November 30, 2013 was $397.2 million an increase of $81.9 million from the prior year period. Sales increased primarily as a result of the addition of 42 ready-mix concrete plants and two aggregate terminals acquired in an asset exchange on March 22, 2013. Increased shipments and improved pricing on a same product and same market basis in Texas and California also contributed to the increase in sales. Shipments during the period were negatively impacted by more inclement weather in Texas compared to the prior year period. Cost of products sold increased primarily due to higher shipments, depreciation expense related to our new production line at our Hunter cement plant and repair and maintenance costs. Consolidated gross profit for the six-month periods ended November 30, 2013 and 2012 was $44.8 million and $27.0 million, respectively.
Consolidated selling, general and administrative expenses for the three-month period ended November 30, 2013 was $19.7 million, an increase of $2.6 million from the prior year period. This increase primarily attributable to higher compensation costs resulting from an increase in head count due to the addition of the ready-mix concrete plants acquired through an asset exchange on March 22, 2013, and higher legal expenses related to litigation matters associated with our facilities in California.
Consolidated selling, general and administrative expenses for the six-month period ended November 30, 2013 was $38.2 million, an increase of $3.6 million from the prior year period. This increase primarily attributable to higher compensation costs resulting from an increase in head count due to the addition of the ready-mix concrete plants acquired through an asset exchange on March 22, 2013, and higher legal expenses related to litigation matters associated with our facilities in California.
Consolidated other income for the three-month period ended November 30, 2013 was $5.4 million, an increase of $3.5 million from the prior year period. Routine sales of surplus operating assets and real estate resulted in gains of $2.7 million in the three-month period ended November 30, 2013. Other income also includes earnings from a joint venture of $0.7 million and $0.5 million in the three-month periods ended November 30, 2013 and 2012, respectively.
Consolidated other income for the six-month period ended November 30, 2013 was $11.3 million, an increase of $6.8 million from the prior year period. Routine sales of surplus operating assets and real estate resulted in gains of $5.8 million in the six-month period ended November 30, 2013. Other income also includes earnings from a joint venture of $1.8 million and $1.1 million in the six-month periods ended November 30, 2013 and 2012, respectively.
Net loss from discontinued operations for the three-month period ended November 30, 2012 was $0.9 million. As discussed above and in Item 1, Note 2, the businesses whose operating activity comprised discontinued operations in the prior year period were sold on March 22, 2013.
Net income from discontinued operations for the six-month period ended November 30, 2012 was $3.8 million.
Total segment operating profit for the three-month periods ended November 30, 2013 and 2012 was $7.6 million and $7.0 million, respectively.
Total segment operating profit for the six-month periods ended November 30, 2013 and 2012 was $34.3 million and $17.5 million, respectively.
The following is a summary of operating results for our business segments and certain other information related to our principal products and non-operating expenses.

Cement Operations

	Three months ended		Six months ended
	November 30,	November 30,	November 30,	November 30,
In thousands except per unit	2013	2012	2013	2012
Operating Results
Cement sales	$94,856	$82,584	$199,282	$169,897
Other sales and delivery fees	7,507	8,859	17,829	18,751
Total segment sales	102,363	91,443	217,111	188,648
Cost of products sold	95,284	82,706	193,025	168,825
Gross profit	7,079	8,737	24,086	19,823
Selling, general and administrative	(4,964)	(3,730)	(8,615)	(7,274)
Other income, net	1,579	1,050	2,216	1,930
Operating profit	$3,694	$6,057	$17,687	$14,479
Cement
Shipments (tons)	1,185	1,034	2,499	2,153
Prices ($/ton)	$80.10	$79.82	$79.75	$78.91
Cost of sales ($/ton)	$74.54	$72.56	$70.72	$70.47
Three months ended November 30, 2013
Cement operating profit for the three-month periods ended November 30, 2013 and 2012 was $3.7 million and $6.1 million, respectively.
Total segment sales for the three-month period ended November 30, 2013 were $102.4 million compared to $91.4 million for the prior year period. Cement sales increased $12.3 million from the prior year period. Our Texas market area accounted for approximately 69% of cement sales in the current period compared to 70% of cement sales in the prior year period. Average cement prices increased 0.8% in our Texas market from the prior year period. Average cement prices decreased 0.7% in our California market from the prior year period. Price increases on a same product and same market basis in both Texas and California were offset by changes in product, geographic and customer mix. Shipments increased 14.7% in our Texas market area and 14.4% in our California market area from prior year period. Shipments during the period were negatively impacted by more inclement weather in Texas compared to the prior year period.
Cost of products sold for the three-month period ended November 30, 2013 increased $12.6 million from the prior year period primarily due to higher shipments, depreciation expense related to our new production line at our Hunter cement plant, repair and maintenance costs at our Texas plants, and emission allowance credits associated with our compliance with The California Global Warming Solutions Act of 2006, which took effect on January 1, 2013. Cement unit cost of sales increased 2.7% from the prior year period as the impact of higher costs including depreciation, repair and maintenance, and emission allowance credits were partially offset by higher shipments.
Selling, general and administrative expense for the three-month period ended November 30, 2013 increased $1.2 million from the prior year period primarily due to higher legal expenses related to the litigation matters associated with our facilities in California.
Other income for the three-month period ended November 30, 2013 increased $0.5 million from the prior year period on higher income from royalties.
Six months ended November 30, 2013
Cement operating profit for the six-month periods ended November 30, 2013 and 2012 was $17.7 million and $14.5 million, respectively.
Total segment sales for the six-month period ended November 30, 2013 were $217.1 million compared to $188.6 million for the prior year period. Cement sales increased $29.4 million from the prior year period. Our Texas market area accounted for approximately 69% of cement sales in the current period compared to 68% of cement sales in the prior year period. Average cement prices increased 1.3% in our Texas market from the prior year period. Average cement prices in our California market remained flat from the prior year period. Price increases on a same product and same market basis in both Texas and California were offset by changes in product, geographic and customer mix. Shipments increased 18.7% in our Texas market area and 11.0% in our California market area. Shipments during the period were negatively impacted by more inclement weather in Texas compared to the prior year period.
Cost of products sold for the six-month period ended November 30, 2013 increased $24.2 million from the prior year period primarily due to higher shipments, depreciation expense related to our new production line at our Hunter cement plant, repair and maintenance costs at our Texas plants, and emission allowance credits associated with our compliance with The California Global Warming Solutions Act of 2006, which took effect on January 1, 2013. Cement unit cost of sales increased 0.4% from the prior year period as the impact of higher costs including depreciation, repair and maintenance, and emission allowance credits were partially offset by higher shipments.
Selling, general and administrative expense for the six-month period ended November 30, 2013 increased $1.3 million from the prior year period on higher legal expenses related to the litigation matters associated with our facilities in California.
Other income for the six-month period ended November 30, 2013 increased $0.3 million from the prior year period on higher income from royalties.
Aggregates Operations

	Three months ended		Six months ended
	November 30,	November 30,	November 30,	November 30,
In thousands except per unit	2013	2012	2013	2012
Operating Results
Stone, sand and gravel sales	$31,923	$27,739	$67,593	$55,890
Delivery fees and other	10,637	12,473	24,125	25,303
Total segment sales	42,560	40,212	91,718	81,193
Cost of products sold	36,058	35,951	77,474	72,188
Gross profit	6,502	4,261	14,244	9,005
Selling, general and administrative	(1,517)	(856)	(3,007)	(1,865)
Other income, net	405	115	740	378
Operating profit	$5,390	$3,520	$11,977	$7,518
Stone, sand and gravel
Shipments (tons)	3,840	3,808	8,287	7,722
Prices ($/ton)	$8.31	$7.28	$8.16	$7.24
Cost of sales ($/ton)	$6.57	$5.99	$6.44	$5.99

Previously, the aggregates segment included our expanded shale and clay lightweight aggregates operations which has been classified as discontinued operations in the prior period. Therefore, amounts for these operations are not included in the information presented.
Three months ended November 30, 2013
Aggregates operating profit for the three-month periods ended November 30, 2013 and 2012 was $5.4 million and $3.5 million, respectively.
Total segment sales for the three-month period ended November 30, 2013 were $42.6 million compared to $40.2 million for the prior year period. Stone, sand and gravel sales increased $4.2 million from the prior year period on 0.8% higher shipments and 14.1% higher average prices. Average selling prices increased primarily due to the impact of product and geographic mix associated with the aggregate terminals acquired in the asset exchange on March 22, 2013. Shipments during the period were negatively impacted by more inclement weather in Texas compared to the prior year period.
Delivery fees decreased $1.9 million due to the acquisition of aggregate terminals in our asset exchange on March 22, 2013. Delivery costs associated with shipments to the acquired terminals are not directly billed to our customers.
Cost of products sold for the three-month period ended November 30, 2013 increased $0.1 million compared to the prior year period. Stone, sand and gravel unit costs increased 9.7% from the prior year period primarily due to the impact of including delivery costs associated with shipments to the acquired terminals in unit costs of sales.

Selling, general and administrative expense for the three-month period ended November 30, 2013 increased $0.7 million from the prior year period primarily due to higher bad debt and compensation related expenses.
Other income for the three-month period ended November 30, 2013 increased $0.3 million from the prior year period on sale of surplus assets.
Six months ended November 30, 2013
Aggregates operating profit for the six-month periods ended November 30, 2013 and 2012 was $12.0 million and $7.5 million, respectively.
Total segment sales for the six-month period ended November 30, 2013 were $91.7 million compared to $81.2 million for the prior year period. Stone, sand and gravel sales increased $11.7 million from the prior year period due to 7.3% higher shipments and 12.7% higher average prices. Average selling prices increased primarily due to the impact of product and geographic mix associated with the aggregate terminals acquired in the asset exchange on March 22, 2013.Shipments during the period were negatively impacted by more inclement weather in Texas compared to the prior year period.
Cost of products sold for the six-month period ended November 30, 2013 increased $5.3 million from the prior year period primarily due to increased stone, sand and gravel shipments and higher distribution costs. Stone, sand and gravel unit costs increased 7.5% from the prior year period primarily due to to the impact of including delivery costs associated with shipments to the acquired terminals in unit costs of sales offset by the effect of higher shipments.
Selling, general and administrative expense for the six-month period ended November 30, 2013 increased $1.1 million from the prior year period primarily due to higher bad debt and compensation related expenses.
Other income for the six-month period ended November 30, 2013 increased $0.4 million from the prior year period on sale of surplus assets.

Concrete Operations

	Three months ended		Six months ended
	November 30,	November 30,	November 30,	November 30,
In thousands except per unit	2013	2012	2013	2012
Operating Results
Ready-mix concrete sales	$93,171	$52,764	$191,405	$104,682
Delivery fees	—	101	286	228
Total segment sales	93,171	52,865	191,691	104,910
Cost of products sold	92,591	54,111	185,180	106,784
Gross profit (loss)	580	(1,246)	6,511	(1,874)
Selling, general and administrative	(3,120)	(2,074)	(6,284)	(4,764)
Other income, net	1,036	713	4,387	2,123
Operating profit (loss)	$(1,504)	$(2,607)	$4,614	$(4,515)
Ready-mix concrete
Shipments (cubic yards)	1,079	643	2,214	1,292
Prices ($/cubic yard)	$86.32	$81.99	$86.60	$81.03
Cost of sales ($/cubic yard)	$85.78	$84.16	$83.66	$82.56
Three months ended November 30, 2013
Concrete operating loss for the three-month periods ended November 30, 2013 and 2012 was $1.5 million and $2.6 million, respectively.
Total segment sales for the three-month period ended November 30, 2013 were $93.1 million compared to $52.9 million for the prior year period. Segment sales increased $40.3 million from the prior year period primarily due to the addition of the 42 ready-mix concrete plants acquired through an asset exchange on March 22, 2013, which accounted for 66% of the increase in shipments compared to the prior year period. Shipments during the period were negatively impacted by more inclement weather in Texas compared to the prior year period. Price improvement in every market combined with the effect geographic market mix shifts attributable to the additional 42 ready-mix plants resulted in 5.3% higher average prices.
Cost of products sold for the three-month period ended November 30, 2013 increased $38.5 million from the prior year period as a result of the 42 additional ready-mix concrete plants acquired through an asset exchange on March 22, 2013, along with increased shipments from existing locations. Ready-mix concrete unit costs increased 1.9% from the prior year period primarily due to increased material and delivery costs partially offset by the effects of higher shipments.
Selling, general and administrative expense for the three-month period ended November 30, 2013 increased $1.0 million from the prior year period primarily attributable to higher compensation costs resulting from an increase in head count due to the addition of the 42 ready-mix concrete plants acquired through an asset exchange on March 22, 2013.
Other income for the three-month period ended November 30, 2013 increased $0.3 million from the prior year period primarily due to higher earnings from our joint venture of $0.2 million.
Six months ended November 30, 2013
Concrete operating profit for the six-month period ended November 30, 2013 was $4.6 million compared to an operating loss of $4.5 million for the six month period ended November 30, 2012.
Total segment sales for the six-month period ended November 30, 2013 were $191.7 million compared to $104.9 million for the prior year period. Segment sales increased $86.8 million from the prior year period primarily due to the addition of the 42 ready-mix concrete plants acquired through an asset exchange on March 22, 2013, which accounts for 66% of the increase in shipments compared to the prior year period. Shipments during the period were negatively impacted by more inclement weather in Texas compared to the prior year period. Price improvement in every market combined with the effect geographic market mix shifts attributable to the additional 42 ready-mix plants resulted in 6.9% higher average prices.
Cost of products sold for the six-month period ended November 30, 2013 increased $78.4 million from the prior year period as a result of the 42 additional ready-mix concrete plants acquired through an asset exchange on March 22, 2013, along with increased shipments from existing locations. Ready-mix concrete unit costs increased 1.3% from the prior year period primarily due to increased material and delivery costs partially offset by the effects of higher shipments.
Selling, general and administrative expense for the six-month period ended November 30, 2013 increased $1.5 million from the prior year period primarily attributable to higher compensation costs resulting from an increase in head count due to the addition of the 42 ready-mix concrete plants acquired through an asset exchange on March 22, 2013.
Other income for the six-month period ended November 30, 2013 increased $2.3 million from the prior year period primarily due to higher earnings from our joint venture of $0.7 million and increased gains from the disposal of assets of $1.3 million.

Corporate

	Three months ended		Six months ended
	November 30,	November 30,	November 30,	November 30,
In thousands	2013	2012	2013	2012
Other income, net	$2,386	$46	$3,920	$92
Selling, general and administrative	(10,057)	(10,405)	(20,319)	(20,718)
	$(7,671)	$(10,359)	$(16,399)	$(20,626)
Three months ended November 30, 2013
Other income for the three-month period ended November 30, 2013 contains a gain of $2.1 million for a routine sale of real estate.
Selling, general and administrative expense for the three-month period ended November 30, 2013 decreased by $0.3 million compared to the prior year period primarily due to lower stock based compensation associated with the Company's stock appreciation rights and deferred compensation agreements. Previously, these agreements were accounted for as liabilities that impacted stock-based compensation expense based on changes in our company's stock price. On January 4, 2013 these agreements were amended, and changes in our stock price no longer impact stock -based compensation expense.
Six months ended November 30, 2013
Other income for the six-month period ended November 30, 2013 contains a gain of $3.5 million for a routine sale of real estate.
Selling, general and administrative expense for the six-month period ended November 30, 2013 decreased by $0.4 million compared to the prior year period primarily due to lower stock based compensation associated with the Company's stock appreciation rights and deferred compensation agreements. Previously, these agreements were accounted for as liabilities that impacted stock-based compensation expense based on changes in our company's stock price. On January 4, 2013 these agreements were amended, and changes in our stock price no longer impact stock -based compensation expense.

Interest
Interest expense incurred for the three-month period ended November 30, 2013 was $17.4 million. Interest expense incurred for the three-month period ended November 30, 2012 was $17.4 million, of which $9.9 million was capitalized in connection with our Hunter, Texas cement plant expansion project and $7.5 million was expensed.
Interest expense incurred for the six-month period ended November 30, 2013 was $34.8 million. Interest expense incurred for the six-month period ended November 30, 2012 was $34.4 million, of which $19.2 million was capitalized in connection with our Hunter, Texas cement plant expansion project and $15.2 million was expensed.
Income Taxes
Income taxes for the interim periods ended November 30, 2013 and 2012 have been included in the accompanying financial statements on the basis of an estimated annual rate. The tax rate differs from the 35% federal statutory corporate rate primarily due to percentage depletion that is tax deductible, state income taxes and valuation allowances against deferred tax assets. The estimated annualized rate for continuing operations is (1.8)% for fiscal year 2014 compared to (4.3)% for fiscal year 2013. We received income tax refunds of $0.4 million in the six-month period ended November 30, 2013 and none in the six-month period ended November 30, 2012. We made no income tax payments in the six-month periods ended November 30, 2013 and 2012.
Net deferred tax assets totaled $6.7 million at November 30, 2013 and May 31, 2013. Net deferred tax assets classified as current were $15.4 million at November 30, 2013 and $18.8 million at May 31, 2013. Management reviews our deferred tax position and in particular our deferred tax assets whenever circumstances indicate that the assets may not be realized in the future and records a valuation allowance unless such deferred tax assets are deemed more likely than not to be recoverable. The ultimate realization of these deferred tax assets depends upon various factors including the generation of taxable income during future periods. The Company’s deferred tax assets exceeded deferred tax liabilities as of November 30, 2013 and May 31, 2013 primarily as a result of recent losses. Management has concluded that the sources of taxable income we are permitted to consider do not assure the realization of the entire amount of our net deferred tax assets. Accordingly, a valuation allowance is required due to the uncertainty of realizing the deferred tax assets. We released valuation allowance of $1.5 million in fiscal year 2013 through a benefit related to gains in discontinued operations. We will continue to record additional valuation allowance against additions to our net deferred tax assets for fiscal year 2014 until Management believes it is more likely than not the deferred tax assets will be realized.
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

LIQUIDITY AND CAPITAL RESOURCES
Working Capital. Working capital totaled $190.9 million at November 30, 2013 compared to $187.3 million at May 31, 2013, an increase of $3.6 million. The change primarily relates to seasonal changes in working capital balances. Cash increased $21.1 million primarily from operating activities.
In addition to cash and cash equivalents of $82.4 million at November 30, 2013, our sources of liquidity include cash from operations and borrowings available under our senior secured revolving credit facility.
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
The borrowing base under the agreement was $131.2 million as of November 30, 2013. We are not required to maintain any financial ratios or covenants unless an event of default occurs or the unused portion of the borrowing base is less than $25.0 million, in which case we must maintain a fixed charge coverage ratio of at least 1.0 to 1.0. At November 30, 2013, our fixed charge coverage ratio was 0.91 to 1.0. Given this ratio, we may use only $106.2 million of the borrowing base as of such date. No borrowings were outstanding at November 30, 2013; however, $30.5 million of the borrowing base was used to support letters of credit. As a result, the maximum amount we could borrow as of November 30, 2013 was $75.7 million.
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
The credit agreement contains a number of covenants restricting, among other things, prepayment or redemption of our senior notes, distributions and dividends on and repurchases of our capital stock, acquisitions and investments, indebtedness, liens and affiliate transactions. We are permitted to pay cash dividends on our common stock as long as the credit facility is not in default, the fixed charge coverage ratio is greater than 1.0 to 1.0 and borrowing availability under the borrowing base is more than $40 million. When our fixed charge coverage ratio is less than 1.0 to 1.0, we are permitted to pay cash dividends on our common stock not to exceed $2.5 million in any single instance (which shall not occur more than four times in any calendar year) or $10 million in the aggregate during any calendar year as long as the credit facility is not in default and borrowing availability is more than the greater of $60 million or 30% of the aggregate commitments of all lenders. For this purpose, borrowing availability is equal to the borrowing base less the amount of outstanding borrowings less the amount used to support letters of credit. We were in compliance with all of our loan covenants as of November 30, 2013.

9.25% Senior Notes. On August 10, 2010, we sold $650 million aggregate principal amount of our 9.25% senior notes due 2020 at an offering price of 100%. The notes were issued under an indenture dated as of August 10, 2010. The net proceeds were used to purchase or redeem all of our outstanding 7.25% senior notes due 2013, with additional proceeds available for general corporate purposes.
At November 30, 2013, we had $650 million aggregate principal amount of 9.25% senior notes outstanding. Under the indenture, at any time on or prior to August 15, 2015, we may redeem the notes at a redemption price equal to the sum of the principal amount thereof, plus accrued interest and a make-whole premium. On and after August 15, 2015, we may redeem all or a part of the notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest if redeemed during the twelve-month period beginning on August 15 of the years indicated below:

Year	Percentage
2015	104.625%
2016	103.083%
2017	101.542%
2018 and thereafter	100.000%
We may be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued interest, if we experience a change of control.
All of our consolidated subsidiaries have unconditionally guaranteed the 9.25% senior notes. The indenture governing the notes contains affirmative and negative covenants that, among other things, limit our and our subsidiaries’ ability to pay dividends on or redeem or repurchase stock, make certain investments, incur additional debt or sell preferred stock, create liens, restrict dividend payments or other payments from subsidiaries to the Company, engage in consolidations and mergers or sell or transfer assets, engage in sale and leaseback transactions, engage in transactions with affiliates, and sell stock in our subsidiaries. We are not required to maintain any affirmative financial ratios or covenants. We were in compliance with all of our covenants as of November 30, 2013.

Contractual Obligations. As of November 30, 2013, there have been no material changes to our material contractual obligations described in our Annual Report on Form 10-K for the year ended May 31, 2013.
For the next year, we expect cash and cash equivalents, cash from operations, and available borrowings under our senior secured revolving credit facility to be sufficient to provide funds for capital expenditure commitments currently estimated at $30 million to $40 million, scheduled debt payments, working capital needs and other general corporate purposes.

Cash Flows
Net cash provided by operating activities for the six-month periods ended November 30, 2013 and 2012 was $33.2 and $25.0 million, respectively. The increases were primarily the result of higher cash flows from operations and changes in working capital balances.
Net cash used by investing activities for the six-month periods ended November 30, 2013 and 2012 was $12.7 million and $40.7 million, respectively.
Capital expenditures for normal replacement and upgrades of existing equipment and acquisitions to sustain existing operations was $17.3 million and $10.8 million in the six-month periods ended November 30, 2013 and 2012, respectively.
Capital expenditures in connection with the expansion of our Hunter, Texas cement plant for the six-month period ended November 30, 2013 was $7.1 million consisting solely of interest paid that was capitalized in the prior year period ended May 31, 2013.
Capital expenditures incurred in connection with the expansion of our Hunter, Texas cement plant were $36.1 million in the six-month period ended November 30, 2012, of which $18.4 million was capitalized interest paid.
Net cash provided by financing activities for the six-month period ended November 30, 2013 was $0.5 million. Net cash used by financing activities for the six-month period ended November 30, 2012 was $0.5 million.
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
The estimated fair value of each class of financial instrument as of November 30, 2013 and May 31, 2013 approximates its carrying value except for long-term debt having fixed interest rates. The fair value of our long-term debt is estimated based on broker/dealer quoted market prices. As of November 30, 2013, the fair value of our long-term debt, including the current portion, was approximately $727.5 million compared to the carrying amount of $659.3 million. As of May 31, 2013, the fair value of our long-term debt, including the current portion, was approximately $723.2 million compared to the carrying amount of $659.8 million.
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

Item 4.    Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of November 30, 2013.
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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Market and Shareholders Information. Shares of our common stock, $1 par value, are traded on the New York Stock Exchange (ticker symbol TXI). The restriction on the payment of dividends is included in Note 4 of Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report and incorporated herein by reference. On October 12, 2011, the Company suspended payment of its quarterly cash dividend.

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

10.2
Third Amended and Restated Credit Agreement, dated as of August 25, 2011, among the Company, Bank of America, N.A., as Administrative Agent, Lead Collateral Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as L/C Issuer, Wells Fargo Capital Finance, LLC, as Co-Collateral Agent, General Electric Capital Corporation, as Co-Collateral Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 30, 2011)

10.3
Amended and Restated Security Agreement, dated June 19, 2009, among the Company, the Guarantors and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.4
First Amendment to Amended and Restated Security Agreement, dated as of August 25, 2011, among the Company, the Subsidiary Guarantors and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on November 30, 2011)

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

101
The following financial information from Texas Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of November 30, 2013 and May 31, 2013, (ii) Consolidated Statements of Operations for the three months and six months ended November 30, 2013 and November 30, 2012, (iii) Consolidated Statements of Comprehensive Loss for the three months and six months ended November 30, 2013 and November 30, 2012, (iv) Consolidated Statements of Cash Flows for the six months ended November 30, 2013 and November 30, 2012, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS INDUSTRIES, INC.

January 9, 2014	/s/ Kenneth R. Allen
Kenneth R. Allen
Vice President – Finance and Chief Financial Officer
(Principal Financial Officer)

January 9, 2014	/s/ T. Les Vines
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

10.2
Third Amended and Restated Credit Agreement, dated as of August 25, 2011, among the Company, Bank of America, N.A., as Administrative Agent, Lead Collateral Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as L/C Issuer, Wells Fargo Capital Finance, LLC, as Co-Collateral Agent, General Electric Capital Corporation, as Co-Collateral Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 30, 2011)

10.3
Amended and Restated Security Agreement, dated June 19, 2009, among the Company, the Guarantors and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.4
First Amendment to Amended and Restated Security Agreement, dated as of August 25, 2011, among the Company, the Subsidiary Guarantors and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on November 30, 2011)

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

101
The following financial information from Texas Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of November 30, 2013 and May 31, 2013, (ii) Consolidated Statements of Operations for the three months and six months ended November 30, 2013 and November 30, 2012, (iii) Consolidated Statements of Comprehensive Loss for the three months and six months ended November 30, 2013 and November 30, 2012, (iv) Consolidated Statements of Cash Flows for the six months ended November 30, 2013 and November 30, 2012, and (v) the Notes to Consolidated Financial Statements.