Form 10-Q
period 2014-02-28
TEXAS INDUSTRIES INC
filed 2014-04-04
CIK 97472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 28,826,702 shares of the Registrant’s Common Stock, $1.00 par value, outstanding as of March 28, 2014.

INDEX
TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
TEXAS INDUSTRIES, INC. AND SUBSIDIARIES

	(Unaudited)
In thousands except per share	February 28, 2014	May 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$47,833	$61,296
Receivables – net	126,811	126,922
Inventories	107,910	105,054
Deferred income taxes and prepaid expenses	20,057	27,294
TOTAL CURRENT ASSETS	302,611	320,566
PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	174,781	172,780
Buildings	51,549	50,968
Machinery and equipment	1,651,573	1,647,460
Construction in progress	25,854	16,642
	1,903,757	1,887,850
Less depreciation and depletion	710,902	661,454
	1,192,855	1,226,396
OTHER ASSETS
Goodwill	40,072	40,575
Real estate and investments	31,780	29,471
Deferred other charges	19,712	18,817
	91,564	88,863
	$1,587,030	$1,635,825
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$71,584	$69,061
Accrued interest, compensation and other	43,237	62,336
Current portion of long-term debt	2,036	1,872
TOTAL CURRENT LIABILITIES	116,857	133,269
LONG-TERM DEBT	656,797	657,935
DEFERRED INCOME TAXES AND OTHER CREDITS	81,288	91,157
SHAREHOLDERS’ EQUITY
Common stock, $1 par value; authorized 100,000 shares; issued and outstanding 28,804 and 28,572 shares, respectively	28,804	28,572
Additional paid-in capital	528,754	514,560
Retained earnings	189,707	228,686
Accumulated other comprehensive loss	(15,177)	(18,354)
	732,088	753,464
	$1,587,030	$1,635,825
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
TEXAS INDUSTRIES, INC. AND SUBSIDIARIES
(Unaudited)

	Three months ended		Nine months ended
	February 28,	February 28,	February 28,	February 28,
In thousands except per share	2014	2013	2014	2013
NET SALES	$207,828	$141,359	$649,802	$483,575
Cost of products sold	195,835	129,035	592,986	444,297
GROSS PROFIT	11,993	12,324	56,816	39,278
Selling, general and administrative	18,264	17,056	56,471	51,679
Merger charges	2,863	—	2,863	—
Interest expense	17,409	7,227	52,203	22,462
Other income, net	(1,696)	(2,091)	(12,959)	(6,614)
LOSS BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(24,847)	(9,868)	(41,762)	(28,249)
Income taxes (benefit)	(3,078)	(1,355)	(2,783)	(2,151)
NET LOSS FROM CONTINUING OPERATIONS	$(21,769)	$(8,513)	$(38,979)	$(26,098)
NET INCOME FROM DISCONTINUED OPERATIONS	—	2,699	—	6,504
NET LOSS	$(21,769)	$(5,814)	$(38,979)	$(19,594)
NET LOSS PER SHARE FROM CONTINUING OPERATIONS:
Basic	$(0.76)	$(0.30)	$(1.36)	$(0.93)
Diluted	$(0.76)	$(0.30)	$(1.36)	$(0.93)
NET INCOME PER SHARE FROM DISCONTINUED OPERATIONS:
Basic	$—	$0.09	$—	$0.23
Diluted	$—	$0.09	$—	$0.23
NET LOSS PER SHARE:
Basic	$(0.76)	$(0.21)	$(1.36)	$(0.70)
Diluted	$(0.76)	$(0.21)	$(1.36)	$(0.70)
AVERAGE SHARES OUTSTANDING
Basic	28,696	28,190	28,629	28,073
Diluted	28,696	28,190	28,629	28,073
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
TEXAS INDUSTRIES, INC. AND SUBSIDIARIES
(Unaudited)

	Three months ended		Nine months ended
	February 28,	February 28,	February 28,	February 28,
In thousands	2014	2013	2014	2013
Net loss	$(21,769)	$(5,814)	$(38,979)	$(19,594)
Other comprehensive income:
Unrealized actuarial gain (loss) of defined benefit plans net of tax expense (benefit) of $1,813, $0, $1,813 and $(32), respectively	3,144	—	3,144	(55)
Reclassification of actuarial loss of defined benefit plans, net of tax benefit of $(6), $(55) , $(19) and $(355), respectively	13	96	33	616
Total other comprehensive income	3,157	96	3,177	561
Comprehensive loss	$(18,612)	$(5,718)	$(35,802)	$(19,033)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
TEXAS INDUSTRIES, INC. AND SUBSIDIARIES
(Unaudited)

	Nine months ended
	February 28,	February 28,
In thousands	2014	2013
OPERATING ACTIVITIES
Net loss	$(38,979)	$(19,594)
Adjustments to reconcile net loss to cash provided (used) by operating activities
Depreciation, depletion and amortization	58,556	42,968
Gain on asset disposals	(6,133)	(4,822)
Deferred income tax expense (benefit)	1,755	1,025
Stock-based compensation expense	5,349	7,015
Other – net	(9,942)	(7,555)
Changes in operating assets and liabilities
Receivables – net	(1,381)	830
Inventories	(3,072)	(710)
Prepaid expenses	2,632	(2,158)
Accounts payable and accrued liabilities	(9,450)	(7,228)
Net cash provided (used) by operating activities	(665)	9,771
INVESTING ACTIVITIES
Capital expenditures – expansions	(7,125)	(61,344)
Capital expenditures – other	(26,152)	(17,752)
Proceeds from asset disposals	8,390	5,783
Proceeds from insurance contracts, net of premiums paid	4,386	2,366
Other – net	—	(67)
Net cash used by investing activities	(20,501)	(71,014)
FINANCING ACTIVITIES
Debt payments	(1,373)	(2,236)
Stock option exercises	9,076	7,116
Net cash provided by financing activities	7,703	4,880
Decrease in cash and cash equivalents	(13,463)	(56,363)
Cash and cash equivalents at beginning of period	61,296	88,027
Cash and cash equivalents at end of period	$47,833	$31,664
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
1. Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended February 28, 2014 are not necessarily indicative of the results that may be expected for the year ending May 31, 2014. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Texas Industries, Inc. for the year ended May 31, 2013.
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
Fair Value of Financial Instruments. The estimated fair value of each class of financial instrument as of February 28, 2014 and May 31, 2013 approximates its carrying value except for long-term debt having fixed interest rates. The fair value of our long-term debt is estimated based on broker/dealer quoted market prices, which are level two inputs. As of February 28, 2014, the fair value of our long-term debt, including the current portion, was approximately $762.8 million compared to the carrying amount of $658.8 million. As of May 31, 2013, the fair value of our long-term debt, including the current portion, was approximately $723.2 million compared to the carrying amount of $659.8 million.
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

Goodwill resulting primarily from the acquisition of ready-mix operations in Texas and Louisiana and identified with our concrete operations has a carrying value of $40.1 million at February 28, 2014 and $40.6 million at May 31, 2013.
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
We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during subsequent years. Adjustments based on filed returns are generally recorded in the year the tax returns are filed.

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
Management reviews our deferred tax position and in particular our deferred tax assets whenever circumstances indicate that the assets may not be realized in the future and recognizes a valuation allowance unless such deferred tax assets are deemed more likely than not to be recoverable. The ultimate realization of these deferred tax assets is dependent upon various factors including the generation of taxable income during future periods. In determining the need for a valuation allowance, we consider such factors as historical earnings, the reversal of existing temporary differences, prior taxable income (if carryback is permitted under the tax law), prudent and feasible tax planning strategies, and future taxable income. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets valuation allowance would be charged to earnings in the period in which we make such a determination. If we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance as an adjustment to earnings at such time. See further discussion in Note 9.
Real Estate and Investments. Surplus real estate and real estate acquired for development of high quality industrial, office or multi-use parks totaled $6.6 million at February 28, 2014 and $7.3 million at May 31, 2013.
Investments include life insurance contracts purchased in connection with certain of our benefit plans. The contracts, recorded at their net cash surrender value, totaled $1.6 million (net of distributions of $97.6 million plus accrued interest and fees) at February 28, 2014 and $1.1 million (net of distributions of $99.8 million plus accrued interest and fees) at May 31, 2013. We can elect to receive distributions chargeable against the cash surrender value of the policies in the form of borrowings or withdrawals or we can elect to surrender the policies and receive their net cash surrender value.
Investments include the long-term portion of a note receivable totaling $6.7 million at February 28, 2014 and $6.2 million at May 31, 2013 in connection with the sale of our expanded shale and clay lightweight aggregates manufacturing businesses related to certain inventories.
Investment in Joint Venture. We own a 40% equity interest in a joint venture based in Waco, Texas that operates ready-mix plants serving the central Texas market. The day to day business operations are managed by the 60% partner in the venture. We supply cement to the joint venture. The debt of the joint venture is secured by the underlying assets of the joint venture. In addition, our partner has guaranteed 100% of the debt of the joint venture. We were released in the second quarter of fiscal year 2014 from our 50% guarantee of the debt of the joint venture. See further discussion of joint venture debt under Guarantee of Joint Venture Debt in Note 4.
Our investment totaled $16.9 million at February 28, 2014 and $14.9 million at May 31, 2013. Our equity in income of the joint venture was $2.6 million and $1.6 million for the nine-month periods ended February 28, 2014 and 2013, respectively.
Deferred Other Charges. Deferred other charges totaled $19.7 million at February 28, 2014 and $18.8 million at May 31, 2013. These balance totals include debt issuance costs of $9.7 million at February 28, 2014 and $11.1 million at May 31, 2013, which amortize over the term of the related debt. Also, these charges include $5.7 million and $2.9 million representing various miscellaneous receivables as of February 28, 2014 and May 31, 2013, respectively.
Deferred Taxes and Other Credits. Deferred taxes and other credits totaled $81.3 million at February 28, 2014 and $91.2 million at May 31, 2013 and are composed primarily of liabilities related to our deferred income taxes, retirement plans, deferred compensation agreements and asset retirement obligations.

Asset Retirement Obligations. We record a liability for legal obligations associated with the retirement of our long-lived assets in the period in which it is incurred if an estimate of fair value of the obligation can be made. The discounted fair value of the obligations incurred in each period is added to the carrying amount of the associated assets and depreciated over the lives of the assets. The liability accretes at the end of each period through a charge to operating expense. A gain or loss on settlement is recognized if the obligation is settled for other than the carrying amount of the liability.
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
Changes in asset retirement obligations are as follows:

	Nine months ended
	February 28,	February 28,
In thousands	2014	2013
Balance at beginning of period	$2,653	$3,879
Additions	83	219
Accretion expense	212	130
Settlements	(354)	(1,617)
Balance at end of period	$2,594	$2,611

Accumulated Other Comprehensive Loss. Amounts recognized in accumulated other comprehensive loss represent adjustments related to a defined benefit retirement plan and a postretirement health benefit plan covering approximately 600 employees and retirees of our California cement subsidiary. The amounts totaled $15.2 million (net of tax benefit of $0.7 million) at February 28, 2014 and $18.4 million (net of tax benefit of $2.5 million) at May 31, 2013. We report the effect of significant reclassifications out of accumulated other comprehensive loss on the respective line items in net income if the amount being reclassified represents the entirety of an item. The pre-tax reclassification for the nine-month periods ended February 28, 2014, and 2013 were less than $0.1 million and $1.0 million, respectively, and affected salaries and employee benefits expense which is allocated to costs of products sold and to selling, general, and administrative in the consolidated statement of operations.
Net Sales. Sales are recognized when title has transferred and products are delivered. We include delivery fees in the amount we bill customers to the extent needed to recover our cost of freight and delivery. Net sales are presented as revenues and include these delivery fees.
Other Income. Routine sales of surplus operating assets and real estate resulted in gains of $0.3 million and $1.9 million in the three-month periods ended February 28, 2014 and 2013, respectively, and $6.1 million and $4.8 million in the nine-month periods ended February 28, 2014 and 2013, respectively. In addition, other income includes earnings from a joint venture of $0.8 million and $0.5 million in the three-month periods ended February 28, 2014 and 2013, respectively, and $2.6 million and $1.6 million in the nine-month periods ended February 28, 2014 and 2013, respectively.
Merger Charges. Merger related expenses were $2.9 million for the three and nine-month periods ended February 28, 2014. See Note 13 - Merger Agreement.
Stock-based Compensation. We have provided stock-based compensation to employees and non-employee directors in the form of non-qualified and incentive stock options, restricted stock, restricted stock units, stock appreciation rights, deferred compensation agreements and stock awards. The Company began issuing restricted stock units subject to service-based only conditions for the first time to employees in the prior fiscal year. In addition, the Company issued restricted stock units subject to market- and service-based conditions for the first time to employees during the nine-month period ended February 28, 2014.
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
We use the closing stock price on the date of grant to determine the fair value of restricted stock units subject to service-based only conditions. The restricted stock units subject to service-based only conditions have cliff vesting at the end of a four year term, and we valued them as a single award with the related compensation cost recognized using a straight-line method over the vesting period adjusted for estimated forfeitures.
We use a Monte Carlo simulation to determine the fair value of restricted stock units subject to market- and service-based conditions. The restricted stock units subject to market- and service-based conditions have cliff vesting at the end of a four year term subject to the achievement of market conditions, and we valued them as a single award with the related compensation cost recognized using a straight-line method over the vesting period adjusted for estimated forfeitures.

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
Basic weighted-average number of common shares outstanding during the period includes contingently issuable shares and excludes outstanding unvested restricted shares. Contingently issuable shares outstanding at February 28, 2014 and 2013, relate to deferred compensation agreements in which directors elected to defer their fees. The deferred compensation is denominated in shares of our common stock and issued in accordance with the terms of the agreement subsequent to retirement or separation from us. The shares are considered contingently issuable because the director has an unconditional right to the shares to be issued.
Diluted weighted-average number of common shares outstanding during the period adjusts basic weighted-average shares for the dilutive effect of stock options, restricted shares, restricted share units and awards.
Basic and diluted EPS are calculated as follows:

	Three months ended		Nine months ended
	February 28,	February 28,	February 28,	February 28,
In thousands except per share	2014	2013	2014	2013
Earnings
Net loss from continuing operations	$(21,769)	$(8,513)	$(38,979)	$(26,098)
Net income from discontinued operations	$—	$2,699	$—	$6,504
Loss allocated to common shareholders	$(21,769)	$(5,814)	$(38,979)	$(19,594)
Shares
Weighted-average shares outstanding	28,691	28,200	28,631	28,086
Contingently issuable shares	5	4	5	3
Unvested restricted shares	—	(14)	(7)	(16)
Basic weighted-average shares	28,696	28,190	28,629	28,073
Diluted weighted-average shares (1)	28,696	28,190	28,629	28,073
Net loss per share from continuing operations
Basic	$(0.76)	$(0.30)	$(1.36)	$(0.93)
Diluted	$(0.76)	$(0.30)	$(1.36)	$(0.93)
Net income per share from discontinued operations
Basic	$—	$0.09	$—	$0.23
Diluted	$—	$0.09	$—	$0.23
Net loss per share
Basic	$(0.76)	$(0.21)	$(1.36)	$(0.70)
Diluted	$(0.76)	$(0.21)	$(1.36)	$(0.70)
(1) Shares excluded due to antidilutive effect of stock options, restricted shares and awards	634	583	595	409

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

The following table summarizes the revenue, earnings before and net of income tax expense on all discontinued operations for the three- and nine-month periods ended February 28, 2013:

	Three months ended	Nine months ended
	February 28,	February 28,
In thousands	2013	2013
Revenue from discontinued operations	$13,844	$42,758
Income from discontinued operations, before taxes	$4,206	$10,070
Income from discontinued operations, net of taxes	$2,699	$6,504

3. Working Capital
Working capital totaled $185.8 million at February 28, 2014 compared to $187.3 million at May 31, 2013. Selected components of working capital are summarized below.
Receivables-net consist of:

	February 28,	May 31,
In thousands	2014	2013
Trade notes and accounts receivable	$126,207	$126,070
Other	604	852
	$126,811	$126,922
Trade notes and accounts receivable are presented net of allowances for doubtful receivables of $3.5 million at February 28, 2014 and $2.3 million at May 31, 2013. Provisions for bad debts charged to expense was $1.4 million and $0.9 million in the nine-month periods ended February 28, 2014 and 2013, respectively. Uncollectible accounts written off totaled $0.1 million and $0.5 million in the nine-month periods ended February 28, 2014 and 2013, respectively.
Inventories consist of:

	February 28,	May 31,
In thousands	2014	2013
Finished products	$6,489	$5,267
Work in process	8,676	8,630
Raw materials	20,971	20,090
Total inventories at LIFO cost	36,136	33,987
Natural aggregate finished products	19,753	21,836
Raw materials	265	378
Parts and supplies	51,756	48,853
Total inventories at average cost	71,774	71,067
Total inventories	$107,910	$105,054

All inventories are stated at the lower of cost or market. Finished products, work in process and raw material inventories, excluding natural aggregate inventories, are valued using the last-in, first-out (“LIFO”) method. Natural aggregate finished products and raw material inventories and parts and supplies inventories, which includes emission allowance credits, are valued using the average cost method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. If the average cost method (which approximates current replacement cost) had been used for all of these inventories, inventory values would have been higher by $21.7 million at February 28, 2014 and $20.7 million at May 31, 2013.

Accrued interest, compensation and other consists of:

	February 28,	May 31,
In thousands	2014	2013
Interest	$2,761	$17,801
Compensation and employee benefits	15,503	15,439
Casualty insurance claims	16,717	15,890
Income taxes	2,359	4,666
Property taxes and other	5,897	8,540
	$43,237	$62,336
4. Long-Term Debt
Long-term debt consists of:

	February 28,	May 31,
In thousands	2014	2013
9.25% Senior notes due 2020 issued August 10, 2010 at par value	$650,000	$650,000
Other	6,594	7,505
	656,594	657,505
Capital lease obligations	1,994	2,057
Other contractual obligations	245	245
	658,833	659,807
Less current portion	2,036	1,872
	$656,797	$657,935
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
The borrowing base under the agreement was $140.7 million as of February 28, 2014. We are not required to maintain any financial ratios or covenants unless an event of default occurs or the unused portion of the borrowing base is less than $25.0 million, in which case we must maintain a fixed charge coverage ratio of at least 1.0 to 1.0. At February 28, 2014, our fixed charge coverage ratio was .92 to 1.0. Given this ratio, we may use only $115.7 million of the borrowing base as of such date. No borrowings were outstanding at February 28, 2014; however, $31.2 million of the borrowing base was used to support letters of credit. As a result, the maximum amount we could borrow as of February 28, 2014 was $84.5 million.

All of our consolidated subsidiaries have guaranteed our obligations under the credit facility. The credit facility is secured by first priority security interests in all or most of our existing and future consolidated accounts receivable, inventory, equipment, intellectual property and other personal property, and in all of our equity interests in present and future domestic subsidiaries and 66% of the equity interest in any future foreign subsidiaries, if any.

The credit agreement contains a number of covenants restricting, among other things, prepayment or redemption of our senior notes, distributions and dividends on and repurchases of our capital stock, acquisitions and investments, indebtedness, liens and affiliate transactions. We are permitted to pay cash dividends on our common stock as long as the credit facility is not in default, the fixed charge coverage ratio is greater than 1.0 to 1.0 and borrowing availability under the borrowing base is more than $40 million. When our fixed charge coverage ratio is less than 1.0 to 1.0, we are permitted to pay cash dividends on our common stock not to exceed $2.5 million in any single instance (which shall not occur more than four times in any calendar year) or $10 million in the aggregate during any calendar year as long as the credit facility is not in default and borrowing availability is more than the greater of $60 million or 30% of the aggregate commitments of all lenders. For this purpose, borrowing availability is equal to the borrowing base less the amount of outstanding borrowings less the amount used to support letters of credit. We were in compliance with all of our loan covenants as of February 28, 2014.
9.25% Senior Notes. On August 10, 2010, we sold $650 million aggregate principal amount of our 9.25% senior notes due 2020 at an offering price of 100%. The notes were issued under an indenture dated as of August 10, 2010. The net proceeds were used to purchase or redeem all of our outstanding 7.25% senior notes due 2013, with additional proceeds available for general corporate purposes.
At February 28, 2014, we had $650 million aggregate principal amount of 9.25% senior notes outstanding. Under the indenture, at any time on or prior to August 15, 2015, we may redeem the notes at a redemption price equal to the sum of the principal amount thereof, plus accrued interest and a make-whole premium. On and after August 15, 2015, we may redeem all or a part of the notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest if redeemed during the twelve-month period beginning on August 15 of the years indicated below:

Year	Percentage
2015	104.625%
2016	103.083%
2017	101.542%
2018 and thereafter	100.000%
We may be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued interest, if we experience a change of control.
All of our consolidated subsidiaries have unconditionally guaranteed the 9.25% senior notes. The indenture governing the notes contains affirmative and negative covenants that, among other things, limit our and our subsidiaries’ ability to pay dividends on or redeem or repurchase stock, make certain investments, incur additional debt or sell preferred stock, create liens, restrict dividend payments or other payments from subsidiaries to the Company, engage in consolidations and mergers or sell or transfer assets, engage in sale and leaseback transactions, engage in transactions with affiliates, and sell stock in our subsidiaries. We are not required to maintain any affirmative financial ratios or covenants. We were in compliance with all of our covenants as of February 28, 2014.
Other. Principal payments due on long-term debt, excluding operating lease and other contract obligations, during each of the five years subsequent to February 28, 2014 are $2.0 million, $2.0 million, $2.0 million, $0.9 million and $0.2 million. The total amount of interest incurred was $17.4 million and $17.4 million in the three-month periods ended February 28, 2014 and 2013, of which $10.2 million was capitalized for the three-month period ended February 28, 2013. The total amount of interest incurred was $52.2 million and $51.9 million in the nine-month periods ended February 28, 2014 and 2013, respectively, of which 29.4 million was capitalized in the nine-month period ended February 28, 2013. The total amount of interest paid in cash was $67.0 million and $66.0 million in the nine-month periods ended February 28, 2014 and 2013, respectively.
Guarantee of Joint Venture Debt. We have been released from our 50% guarantee of the joint venture’s debt, which was refinanced in November, 2013. The joint venture was in compliance with all the terms of the debt as of February 28, 2014. See further discussion of the joint venture under Investment in Joint Venture in Note 1.

5. Commitments

There have been no significant changes from what was reported in our Annual Report on Form 10-K for the year end May 31, 2013.
6. Shareholders’ Equity
There are authorized 100,000 shares of Cumulative Preferred Stock, no par value, of which 20,000 shares are designated $5 Cumulative Preferred Stock (Voting), redeemable at $105 per share and entitled to $100 per share upon dissolution. An additional 40,000 shares are designated Series B Junior Participating Preferred Stock. The Series B Preferred Stock is not redeemable and ranks, with respect to the payment of dividends and the distribution of assets, junior to (i) all other series of the Preferred Stock unless the terms of any other series shall provide otherwise and (ii) the $5 Cumulative Preferred Stock. No shares of $5 Cumulative Preferred Stock or Series B Junior Participating Preferred Stock were outstanding as of February 28, 2014.
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
Options become exercisable in installments beginning one year after the date of grant and expire 10 years after the date of grant. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. Options with graded vesting are valued as single awards and the compensation cost recognized using a straight-line attribution method over the shorter of the vesting period or required service period adjusted for estimated forfeitures. No options were granted during the nine-month period ended February 28, 2014.

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

A summary of option transactions for the nine-month period ended February 28, 2014, follows:

	Shares Under Option	Weighted-Average Option Price
Outstanding at May 31, 2013	1,508,533	$40.68
Exercised	(216,825)	$41.79
Canceled	(28,383)	$62.86
Outstanding at February 28, 2014	1,263,325	$39.99
Exercisable at February 28, 2014	880,365	$42.62

The following table summarizes information about stock options outstanding as of February 28, 2014.

	Range of Exercise Prices
	$16.04 - $29.38	$33.57 - $48.60	$50.63 - $70.18
Options outstanding
Shares outstanding	432,764	530,561	300,000
Weighted-average remaining life in years	6.88	5.38	2.83
Weighted-average exercise price	$27.83	$39.73	$57.98
Options exercisable
Shares exercisable	232,604	347,761	300,000
Weighted-average remaining life in years	6.03	4.74	2.83
Weighted-average exercise price	$26.51	$40.16	$57.96

Outstanding options expire on various dates up to January 11, 2022. As of February 28, 2014, there were 2,697,646 shares available for future awards under the 2004 Plan.
As of February 28, 2014, the aggregate intrinsic value (the difference in the closing market price of our common stock of $84.90 and the exercise price to be paid by the optionee) of stock options outstanding was $56.7 million. The aggregate intrinsic value of exercisable stock options at that date was $37.2 million. The total intrinsic value for options exercised (the difference in the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) was $5.8 million and $5.3 million for the three-month periods ended February 28, 2014 and 2013, respectively and $6.6 million and $6.3 million for the nine-month periods ended February 28, 2014 and 2013, respectively.
We began issuing RSUs subject to service-based only conditions to employees in fiscal 2013. In the nine-month period ended February 28, 2014, we began issuing RSUs subject to market- and service-based conditions to employees. All RSUs vest at the end of a four year term subject to achievement of market conditions for those RSUs with market conditions. We determine the fair value of RSUs subject to service-based only conditions using the closing stock price on the date of grant, and value them as a single award with the related compensation cost recognized using a straight-line method over the vesting period, adjusted for estimated forfeitures. We determine the fair value of RSUs subject to market- and service-based conditions using a Monte Carlo simulation, and value them as a single award with the related compensation cost recognized using a straight-line method over the vesting period, adjusted for estimated forfeitures. Employees received 85,219 RSUs during the nine-month period ended February 28, 2014 with a closing stock price on the date of grant of $70.68, of which 54,512 are market-based awards and the remaining are service-based awards.
We have provided additional stock-based compensation to employees and directors under stock appreciation rights contracts, deferred compensation agreements, restricted stock payments. At February 28, 2014, outstanding stock appreciation rights totaled 133,315 shares and deferred compensation agreements to be settled in common stock totaled 5,495 shares.
Common stock totaling 4.0 million shares at February 28, 2014 have been reserved for the settlement of stock-based compensation.

Total stock-based compensation included in selling, general and administrative expense was $1.4 million and $2.7 million in the three-month periods ended February 28, 2014 and 2013. Total stock-based compensation included in selling, general and administrative expense was $5.4 million, which included $1.0 million in stock grants to the Company's Directors in the nine-month period ended February 28, 2014 and $7.0 million in the nine-month period ended February 28, 2013.

Prior to our executing the January 4, 2013 stock appreciation rights agreement and the deferred compensation agreements, the impact of changes in our company's stock price on stock-based awards previously accounted for as liabilities increased stock-based compensation $1.0 million in the three-month period ended February 28, 2013 and $1.7 million in the nine-month period ended February 28, 2013.
No tax expense or benefit was recognized for stock-based compensation in our statement of operations in the nine-month period ended February 28, 2014, and less than $0.1 million was recognized in the nine-month period ended February 28, 2013.
As of February 28, 2014, the total unrecognized stock-based compensation expense was $12.6 million. Stock-based compensation expense expected to be recognized in the twelve-month periods ending February 28, 2015 is $4.9 million, $4.1 million in 2016, $3.1 million in 2017 and $0.5 million in 2018.
8. Retirement Plans
Riverside Defined Benefit Plans. Approximately 600 employees and retirees of our subsidiary, Riverside Cement Company, are covered by a defined benefit pension plan and a postretirement health benefit plan. Unrecognized prior service costs and actuarial gains or losses for these plans are recognized in a systematic manner over the remaining service periods of active employees expected to receive benefits under these plans. The expenses associated with the defined benefit pension plan and postretirement health benefit plan are included in the computation of total employee benefit cost which is allocated to costs of products sold and to selling, general, and administrative in the consolidated statement of operations. The expense (benefits) associated with these plans for the three-month and nine-month periods ended February 28, 2014 and 2013, was as follows:

	Three months ended		Nine months ended
	February 28,	February 28,	February 28,	February 28,
In thousands	2014	2013	2014	2013
Defined benefit pension plan
Service cost	$—	$61	$—	$277
Interest cost	683	635	2,049	1,978
Expected return on plan assets	(851)	(770)	(2,553)	(2,288)
Amortization of net actuarial loss	153	217	461	1,165
	$(15)	$143	$(43)	$1,132
Postretirement health benefit plan
Service cost	$25	$27	$75	$81
Interest cost	72	88	216	264
Amortization of prior service cost	(193)	(195)	(581)	(581)
Amortization of net actuarial loss	59	129	172	387
	$(37)	$49	$(118)	$151
The Riverside postretirement health benefit plan ("Benefit Plan") was amended effective January 1, 2014.  This amendment discontinued medical coverage for all retirees and the subsidy for Medicare eligible retirees.  The Benefit Plan continues to provide a subsidy to retirees not eligible for Medicare.
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

Financial Security Defined Benefit Plans. Substantially all of our executive and certain managerial employees are covered by a series of financial security plans that are non-qualified defined benefit plans. The financial security plans require deferral of a portion of a participant’s salary and provide retirement, death and disability benefits to participants. The financial security plans are unfunded and benefits are paid as they become due. Actuarial gains or losses are recognized when incurred. The expenses associated with the financial security plan are included in the computation of total employee benefit cost which is allocated to costs of products sold and to selling, general, and administrative in the consolidated statement of operations. The costs of this plan for the three-month and nine-month periods ended February 28, 2014 and 2013, was as follows:

	Three months ended		Nine months ended
	February 28,	February 28,	February 28,	February 28,
In thousands	2014	2013	2014	2013
Service cost	$536	$593	$1,608	$1,778
Interest cost	609	591	1,827	1,773
	$1,145	$1,184	$3,435	$3,551

The financial security defined benefit plans were amended during the second quarter of fiscal year 2013. This amendment provided that effective December 31, 2012 the plans were frozen.
9. Income Taxes
Income taxes for the interim periods ended February 28, 2014 and 2013 have been included in the accompanying financial statements on the basis of an estimated annual rate. The tax rate differs from the 35% federal statutory corporate rate primarily due to percentage depletion that is tax deductible, state income taxes and valuation allowances against deferred tax assets. The estimated annualized rate is 5.4% for fiscal year 2014 compared to 7.9% for fiscal year 2013. We received income tax refunds of $0.4 million in the nine-month period ended February 28, 2014 and none in the nine-month period ended February 28, 2013. We made no income tax payments in the nine-month periods ended February 28, 2014 and 2013.
Net deferred tax assets totaled $5.0 million at February 28, 2014 and $6.7 million at May 31, 2013. Net deferred tax assets classified as current were $14.2 million at February 28, 2014 and $18.8 million at May 31, 2013. Management reviews our deferred tax position and in particular our deferred tax assets whenever circumstances indicate that the assets may not be realized in the future and records a valuation allowance unless such deferred tax assets are deemed more likely than not to be recoverable. The ultimate realization of these deferred tax assets depends upon various factors including the generation of taxable income during future periods. The Company’s deferred tax assets exceeded deferred tax liabilities as of February 28, 2014 and May 31, 2013 primarily as a result of recent losses. Management has concluded that the sources of taxable income we are permitted to consider do not assure the realization of the entire amount of our net deferred tax assets. Accordingly, a valuation allowance is required due to the uncertainty of realizing the deferred tax assets. We will continue to record additional valuation allowance against additions to our net deferred tax assets for fiscal year 2014 until management believes it is more likely than not the deferred tax assets will be realized.
The amount of income tax we pay is subject to ongoing audits by federal and state authorities which may result in proposed assessments. We adjust reserves for our uncertain tax positions due to changing facts and circumstances, such as the closing of a tax audit, judicial rulings, refinement of estimates, or realization of earnings or deductions that differ from our estimates. To the extent that the final outcome of a matter differs from the amount recorded, such difference generally will impact our provision for income taxes in the period that includes its final resolution. Reserves for uncertain tax positions including related interest and penalties were not material at February 28, 2014 or May 31, 2013.
In addition to our federal income tax return, we file income tax returns in various state jurisdictions. We are no longer subject to income tax examinations by federal and state tax authorities for years prior to 2009. The Internal Revenue Service completed their review in fiscal year 2013 of our federal income tax returns for 2007 through 2010 resulting in no adjustments.

10. Legal Proceedings and Contingent Liabilities

In February 2014, following the announcement of the proposed merger between the Company and Martin Marietta Materials, Inc. (“Martin Marietta”), a purported stockholder of the Company filed a putative class action lawsuit against the Company and members of its board, and against Martin Marietta and one of its affiliates, in the United States District Court for the Northern District of Texas, captioned Maxine Phillips, Individually and on Behalf of all Others Similarly Situated v. Texas Industries, Inc., et al., Case 3:14-cv-00740-B.  The plaintiff alleges in an amended complaint, among other things, (i) that members of the Company’s board breached their fiduciary duties to  stockholders by failing to fully disclose material information regarding the proposed transaction and by adopting the merger agreement for inadequate consideration and pursuant to an inadequate process, (ii) that Martin Marietta and one of its affiliates aided and abetted the Company’s board in their alleged breaches of fiduciary duty, and (iii) that the registration statement filed with the Securities and Exchange Commission in connection with the merger contains certain material misstatements and omissions in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934.  The plaintiff seeks, among other things, injunctive relief enjoining the Company and Martin Marietta from proceeding with the merger, rescission in the event that the merger is consummated, damages and an award of attorneys’ fees and other fees and costs.  The Company believes that the claims are without merit.
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

	Three months ended		Nine months ended
	February 28,	February 28,	February 28,	February 28,
In thousands	2014	2013	2014	2013
Net sales
Cement
Sales to external customers	$83,095	$71,288	$265,675	$239,406
Intersegment sales	17,642	9,277	52,173	29,807
Aggregates
Sales to external customers	31,094	25,439	98,857	94,738
Intersegment sales	10,806	5,378	34,761	17,272
Concrete
Sales to external customers	93,639	44,632	285,270	149,431
Intersegment sales	22	8	82	119
Eliminations	(28,470)	(14,663)	(87,016)	(47,198)
Total net sales	$207,828	$141,359	$649,802	$483,575
Segment operating profit (loss)
Cement	$(1,614)	$9,849	$16,073	$24,328
Aggregates	3,386	2,111	15,363	9,629
Concrete	4,850	(4,262)	9,464	(8,777)
Total segment operating profit	6,622	7,698	40,900	25,180
Corporate	(11,197)	(10,339)	(27,596)	(30,967)
Merger charges	(2,863)	—	(2,863)	—
Interest	(17,409)	(7,227)	(52,203)	(22,462)
Loss before income taxes	$(24,847)	$(9,868)	$(41,762)	$(28,249)
Depreciation, depletion and amortization
Cement	$13,017	$8,395	$39,137	$25,288
Aggregates	2,601	3,166	8,674	9,840
Concrete	3,160	2,281	9,965	6,128
Corporate	316	254	780	700
Total depreciation, depletion and amortization	$19,094	$14,096	$58,556	$41,956
Capital expenditures
Cement	$5,713	$13,803	$22,128	$54,588
Aggregates	963	927	3,644	3,528
Concrete	346	7,290	3,147	9,536
Corporate	1,835	201	4,358	1,220
Total capital expenditures	$8,857	$22,221	$33,277	$68,872
Net sales by product
Cement	$75,713	$63,811	$240,466	$213,215
Aggregates	20,325	16,641	64,009	60,638
Concrete	92,723	44,821	284,355	149,403
Other products	3,123	2,025	8,740	7,540
Delivery fees	15,944	14,061	52,232	52,779
Total net sales	$207,828	$141,359	$649,802	$483,575
All sales were made in the United States during the periods presented with no single customer representing more than ten percent of sales.

Capital expenditures for normal replacement and upgrades of existing equipment and acquisitions to sustain existing operations were $26.2 million and $17.8 million in the nine-month periods ended February 28, 2014 and 2013, respectively.
Capital expenditures in connection with the expansion of our Hunter, Texas cement plant for the nine-month period ended February 28, 2014 were $7.1 million consisting solely of interest paid that was capitalized in the prior year period ended May 31, 2013. Capital expenditures incurred in connection with the expansion of our Hunter, Texas cement plant were $61.3 million in the nine-month period ended February 28, 2013, of which $38.5 million was capitalized interest paid.
The following is a summary of assets used in each of our business segments.

In thousands	February 28, 2014	May 31, 2013
Identifiable assets
Cement	$1,147,172	$1,174,879
Aggregates	159,580	168,255
Concrete	187,901	182,839
Corporate	92,377	109,852
Total assets	$1,587,030	$1,635,825
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
The following condensed consolidating balance sheets, statements of operations and comprehensive income (loss) and statements of cash flows are provided for the parent company and guarantor subsidiaries. The information has been presented as if the parent company accounted for its ownership of the guarantor subsidiaries using the equity method of accounting. Prior period information has been reclassified to conform to the current period presentation.

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating balance sheet at February 28, 2014
Cash and cash equivalents	$45,957	$1,876	$—	$47,833
Receivables – net	563	126,811	(563)	126,811
Inventories	—	107,910	—	107,910
Deferred income taxes and prepaid expenses	927	19,285	(155)	20,057
Total current assets	47,447	255,882	(718)	302,611
Property, plant and equipment – net	—	1,192,855	—	1,192,855
Goodwill	—	40,072	—	40,072
Real estate and investments	1,624	30,156	—	31,780
Deferred income taxes and other charges	208,438	10,015	(198,741)	19,712
Investment in subsidiaries	1,081,716	—	(1,081,716)	—
Long-term intercompany receivables	122,508	18,725	(141,233)	—
Total assets	$1,461,733	$1,547,705	$(1,422,408)	$1,587,030
Accounts payable	$—	$72,147	$(563)	$71,584
Accrued interest, compensation and other	8,526	34,866	(155)	43,237
Current portion of long-term debt	—	2,036	—	2,036
Total current liabilities	8,526	109,049	(718)	116,857
Long-term debt	650,245	6,552	—	656,797
Long-term intercompany payables	18,737	122,496	(141,233)	—
Deferred income taxes and other credits	52,137	227,892	(198,741)	81,288
Shareholders’ equity	732,088	1,081,716	(1,081,716)	732,088
Total liabilities and shareholders’ equity	$1,461,733	$1,547,705	$(1,422,408)	$1,587,030

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating balance sheet at May 31, 2013
Cash and cash equivalents	$58,791	$2,505	$—	$61,296
Receivables – net	—	126,922	—	126,922
Inventories	—	105,054	—	105,054
Deferred income taxes and prepaid expenses	615	26,834	(155)	27,294
Total current assets	59,406	261,315	(155)	320,566
Property, plant and equipment – net	—	1,226,396	—	1,226,396
Goodwill	—	40,575	—	40,575
Real estate and investments	1,080	28,391	—	29,471
Deferred income taxes and other charges	210,838	7,744	(199,765)	18,817
Investment in subsidiaries	1,061,854	—	(1,061,854)	—
Long-term intercompany receivables	167,778	18,743	(186,521)	—
Total assets	$1,500,956	$1,583,164	$(1,448,295)	$1,635,825
Accounts payable	$46	$69,015	$—	$69,061
Accrued interest, compensation and other	26,416	36,075	(155)	62,336
Current portion of long-term debt	—	1,872	—	1,872
Total current liabilities	26,462	106,962	(155)	133,269
Long-term debt	650,245	7,690	—	657,935
Long-term intercompany payables	18,743	167,778	(186,521)	—
Deferred income taxes and other credits	52,042	238,880	(199,765)	91,157
Shareholders’ equity	753,464	1,061,854	(1,061,854)	753,464
Total liabilities and shareholders’ equity	$1,500,956	$1,583,164	$(1,448,295)	$1,635,825

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating statement of operations and comprehensive income (loss) for the three months ended February 28, 2014
Net sales	$—	$207,828	$—	$207,828
Cost of products sold	—	195,835	—	195,835
Gross profit	—	11,993	—	11,993
Selling, general and administrative	4,184	14,080	—	18,264
Merger charges	2,863	—	—	2,863
Interest	17,304	—	105	17,409
Other income, net	(12)	(1,684)	—	(1,696)
Intercompany other (income) loss	(863)	968	(105)	—
Loss from continuing operations before the following items	(23,476)	(1,371)	—	(24,847)
Income taxes (benefit)	(1,654)	(1,424)	—	(3,078)
Equity in earnings (loss) of subsidiaries	53	—	(53)	—
Net income (loss) from continuing operations	(21,769)	53	(53)	(21,769)
Net income from discontinued operations	—	—	—	—
Net income (loss)	$(21,769)	$53	$(53)	$(21,769)
Comprehensive income (loss)	$(21,769)	$3,210	$(53)	$(18,612)

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating statement of operations and comprehensive income (loss) for the three months ended February 28, 2013
Net sales	$—	$141,359	$—	$141,359
Cost of products sold	—	129,035	—	129,035
Gross profit	—	12,324	—	12,324
Selling, general and administrative	2,762	14,294	—	17,056
Interest	17,309	—	(10,082)	7,227
Other income, net	(13)	(2,078)	—	(2,091)
Intercompany other (income) loss	(863)	(9,219)	10,082	—
Income (loss) from continuing operations before the following items	(19,195)	9,327	—	(9,868)
Income taxes (benefit)	517	(1,872)	—	(1,355)
Equity in earnings of subsidiaries	13,898	—	(13,898)	—
Net income (loss) from continuing operations	(5,814)	11,199	(13,898)	(8,513)
Net income from discontinued operations	—	2,699	—	2,699
Net income (loss)	$(5,814)	$13,898	$(13,898)	$(5,814)
Comprehensive income (loss)	$(5,814)	$13,994	$(13,898)	$(5,718)

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating statement of operations and comprehensive income (loss) for the nine months ended February 28, 2014
Net sales	$—	$649,802	$—	$649,802
Cost of products sold	—	592,986	—	592,986
Gross profit	—	56,816	—	56,816
Selling, general and administrative	8,643	47,828	—	56,471
Merger charges	2,863	—	—	2,863
Interest	51,877	—	326	52,203
Other income, net	(70)	(12,889)	—	(12,959)
Intercompany other (income) loss	(2,618)	2,944	(326)	—
Income (loss) from continuing operations before the following items	(60,695)	18,933	—	(41,762)
Income taxes (benefit)	(2,169)	(614)	—	(2,783)
Equity in earnings of subsidiaries	19,547	—	(19,547)	—
Net income (loss) from continuing operations	$(38,979)	$19,547	$(19,547)	$(38,979)
Net income from discontinued operations	$—	$—	$—	$—
Net income (loss)	$(38,979)	$19,547	$(19,547)	$(38,979)
Comprehensive income (loss)	$(38,979)	$22,724	$(19,547)	$(35,802)

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating statement of operations and comprehensive income (loss) for the nine months ended February 28, 2013
Net sales	$—	$483,575	$—	$483,575
Cost of products sold	—	444,297	—	444,297
Gross profit	—	39,278	—	39,278
Selling, general and administrative	7,446	44,233	—	51,679
Interest	51,545	—	(29,083)	22,462
Other income, net	(62)	(6,552)	—	(6,614)
Intercompany other (income) loss	(2,618)	(26,465)	29,083	—
Income (loss) from continuing operations before the following items	(56,311)	28,062	—	(28,249)
Income taxes (benefit)	441	(2,592)	—	(2,151)
Equity in earnings of subsidiaries	37,159	—	(37,159)	—
Net income (loss) from continuing operations	(19,593)	30,654	(37,159)	(26,098)
Net income from discontinued operations	—	6,504	—	6,504
Net income (loss)	$(19,593)	$37,158	$(37,159)	$(19,594)
Comprehensive Income (loss)	$(19,593)	$37,719	$(37,159)	$(19,033)

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating statement of cash flows for the nine months ended February 28, 2014 (unaudited)
Net cash provided (used) by operating activities	$(71,557)	$70,892	$—	$(665)
Investing activities
Capital expenditures – expansions	—	(7,125)	—	(7,125)
Capital expenditures – other	—	(26,152)	—	(26,152)
Proceeds from asset disposals	—	8,390	—	8,390
Proceeds from insurance contracts, net of premiums paid	4,386	—	—	4,386
Net cash provided (used) by investing activities	4,386	(24,887)	—	(20,501)
Financing activities
Debt payments	—	(1,373)	—	(1,373)
Stock option exercises	9,076	—	—	9,076
Net intercompany financing activities	45,261	(45,261)	—	—
Net cash provided (used) by financing activities	54,337	(46,634)	—	7,703
Decrease in cash and cash equivalents	(12,834)	(629)	—	(13,463)
Cash and cash equivalents at beginning of period	58,791	2,505	—	61,296
Cash and cash equivalents at end of period	$45,957	$1,876	$—	$47,833

In thousands	Texas Industries, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Condensed consolidating statement of cash flows for the nine months ended February 28, 2013 (unaudited)
Net cash provided (used) by operating activities	$(88,158)	$97,929	$—	$9,771
Investing activities
Capital expenditures – expansions	—	(61,344)	—	(61,344)
Capital expenditures – other	—	(17,752)	—	(17,752)
Proceeds from asset disposals	—	5,783	—	5,783
Proceeds from insurance contracts, net of premiums paid	2,366	—	—	2,366
Other – net	—	(67)	—	(67)
Net cash provided (used) by investing activities	2,366	(73,380)	—	(71,014)
Financing activities
Debt payments	(4)	(2,232)	—	(2,236)
Stock option exercises	7,116	—	—	7,116
Net intercompany financing activities	20,382	(20,382)	—	—
Net cash provided (used) by financing activities	27,494	(22,614)	—	4,880
Increase (decrease) in cash and cash equivalents	(58,298)	1,935	—	(56,363)
Cash and cash equivalents at beginning of period	84,713	3,314	—	88,027
Cash and cash equivalents at end of period	$26,415	$5,249	$—	$31,664

13. Merger Agreement

On January 27, 2014, the Company entered into an Agreement and Plan of Merger (the “merger agreement”) with Martin Marietta Materials, Inc. ("Martin Marietta") and Project Holdings, Inc. ("Merger Sub"), a wholly owned subsidiary of Martin Marietta. Subject to the terms and conditions set forth in the merger agreement, Merger Sub will merge with and into the Company with the Company surviving the merger as a wholly owned subsidiary of Martin Marietta. At the effective time of the merger, each outstanding share of Company common stock will be exchanged for 0.70 of a share of Martin Marietta common stock. The merger agreement was unanimously approved by the Boards of Directors of the Company and Martin Marietta.

The consummation of the merger is subject to customary closing conditions, including, among others, the adoption of the merger agreement by the Company's stockholders, approval by the Martin Marietta shareholders of the issuance of the Martin Marietta common stock in connection with the merger and expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. In addition, the merger agreement contains certain termination rights for both the Company and Martin Marietta, and further provides for the payment of termination fees under certain specified circumstances. The Company currently anticipates the closing of the proposed business combination with Martin Marietta to be in the summer of 2014. However, the Company cannot assure that the closing of the proposed business combination will occur by any particular date, or at all.

In connection with the proposed business combination with Martin Marietta, Martin Marietta has filed with the Securities and Exchange Commission ("SEC") a Registration Statement on Form S-4 that included a joint proxy statement of the Company and Martin Marietta and also constituted a prospectus for the shares of Martin Marietta common stock to be issued upon consummation of the merger. For additional information regarding the proposed business combination and the risks and uncertainties associated with it, please see the joint proxy statement/prospectus included in the Registration Statement on Form S-4 (as may be amended from time to time) and, when it becomes available, other relevant material that will be filed with the SEC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Texas Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Texas Industries, Inc. and subsidiaries (the Company) as of February 28, 2014, and the related condensed consolidated statements of operations and comprehensive loss for the three- and nine-month periods ended February 28, 2014 and 2013, and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 2014 and 2013. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of May 31, 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the year then ended, and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated July 22, 2013. In our opinion, the accompanying consolidated balance sheet of Texas Industries, Inc. and subsidiaries as of May 31, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Dallas, Texas
April 4, 2014

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
During the nine-month period ended February 28, 2014, construction activity has continued to show a positive trend although levels remain well below pre-recession highs in both our California and Texas market areas. We have completed a multi-year program to upgrade the efficiency and increase the production capacity of all of our cement plants and have also refocused our combined portfolio of businesses around our core cement, aggregate and ready-mix concrete businesses. Our efforts are now focused on the goal of leveraging this improved foundation, in combination with the positive trends in construction, to generate increasing sales, improved margins and growth in free cash flow.

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

On January 27, 2014, the Company entered into an Agreement and Plan of Merger (the “merger agreement”) with Martin Marietta Materials, Inc. ("Martin Marietta") and Project Holdings, Inc. ("Merger Sub"), a wholly owned subsidiary of Martin Marietta. Subject to the terms and conditions set forth in the merger agreement, Merger Sub will merge with and into the Company with the Company surviving the merger as a wholly owned subsidiary of Martin Marietta. At the effective time of the merger, each outstanding share of Company common stock will be exchanged for 0.70 of a share of Martin Marietta common stock. The merger agreement was unanimously approved by the Boards of Directors of the Company and Martin Marietta.

The consummation of the merger is subject to customary closing conditions, including, among others, the adoption of the merger agreement by the Company's stockholders, approval by the Martin Marietta shareholders of the issuance of the Martin Marietta common stock in connection with the merger and expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. In addition, the merger agreement contains certain termination rights for both the Company and Martin Marietta, and further provides for the payment of termination fees under certain specified circumstances. The Company currently anticipates the closing of the proposed business combination with Martin Marietta to be in the summer of 2014. However, the Company cannot assure that the closing of the proposed business combination will occur by any particular date, or at all.

In connection with the proposed business combination with Martin Marietta, Martin Marietta has filed with the Securities and Exchange Commission ("SEC") a Registration Statement on Form S-4 that included a joint proxy statement of the Company and Martin Marietta and also constituted a prospectus for the shares of Martin Marietta common stock to be issued upon consummation of the merger. For additional information regarding the proposed business combination and the risks and uncertainties associated with it, please see the joint proxy statement/prospectus included in the Registration Statement on Form

S-4 (as may be amended from time to time) and, when it becomes available, other relevant material that will be filed with the SEC.
Consolidated net sales for the three-month period ended February 28, 2014 were $207.8 million, an increase of $66.4 million from the prior year period. Consolidated cost of products sold for the three-month period ended February 28, 2014 was $195.8 million, an increase of $66.8 million from the prior year period. Sales increased primarily as a result of the addition of 42 ready-mix concrete plants and two aggregate terminals acquired in an asset exchange on March 22, 2013. Increased shipments and improved pricing on a same product and same market basis in Texas and California also contributed to the increase in sales. Shipments during the period were negatively impacted by more inclement weather in Texas compared to the prior year period. Cost of products sold increased primarily due to higher shipments, depreciation expense related to our new production line at our Hunter cement plant and higher repair and maintenance costs that includes annual major outages at our Texas cement plants. Consolidated gross profit for the three-month periods ended February 28, 2014 and 2013 was $12.0 million and $12.3 million, respectively.
Consolidated net sales for the nine-month period ended February 28, 2014 were $649.8 million, an increase of $166.2 million from the prior year period. Consolidated cost of products sold for the nine-month period ended February 28, 2014 was $593.0 million, an increase of $148.7 million from the prior year period. Sales increased primarily as a result of the addition of 42 ready-mix concrete plants and two aggregate terminals acquired in an asset exchange on March 22, 2013. Increased shipments and improved pricing on a same product and same market basis in Texas and California also contributed to the increase in sales. Cost of products sold increased primarily due to higher shipments, depreciation expense related to our new production line at our Hunter cement plant and repair and maintenance costs. Consolidated gross profit for the nine-month periods ended February 28, 2014 and 2013 was $56.8 million and $39.3 million, respectively.
Consolidated selling, general and administrative expenses for the three-month period ended February 28, 2014 was $18.3 million, an increase of $1.2 million from the prior year period. This increase was primarily attributable to higher compensation costs resulting from an increase in head count due to the addition of the ready-mix concrete plants acquired through an asset exchange on March 22, 2013, and higher legal expenses related to litigation matters associated with our facilities in California.
Merger related expenses for the three-month period ended February 28, 2014 was $2.9 million. These costs relate to the proposed business combination with Martin Marietta discussed above. See discussion above.
Consolidated selling, general and administrative expenses for the nine-month period ended February 28, 2014 was $56.5 million, an increase of $4.8 million from the prior year period. This increase was primarily attributable to higher compensation costs resulting from an increase in head count due to the addition of the ready-mix concrete plants acquired through an asset exchange on March 22, 2013, and higher legal expenses related to litigation matters associated with our facilities in California.
Merger related expenses for the nine-month period ended February 28, 2014 was $2.9 million. These costs relate to the proposed business combination with Martin Marietta discussed above. See discussion above.
Consolidated other income for the three-month period ended February 28, 2014 was $1.7 million, a decrease of $0.4 million from the prior year period. Other income includes earnings from a joint venture of $0.7 million and $0.5 million in the three-month periods ended February 28, 2014 and 2013, respectively.
Consolidated other income for the nine-month period ended February 28, 2014 was $13.0 million, an increase of $6.4 million from the prior year period. Routine sales of surplus operating assets and real estate resulted in gains of $6.1 million in the nine-month period ended February 28, 2014. Other income also includes earnings from a joint venture of $2.6 million and $1.6 million in the nine-month periods ended February 28, 2014 and 2013, respectively.
Net income from discontinued operations for the three-month period ended February 28, 2013 was $2.7 million. As discussed above and in Item 1, Note 2, the businesses whose operating activity comprised discontinued operations in the prior year period were sold on March 22, 2013.
Net income from discontinued operations for the nine-month period ended February 28, 2013 was $6.5 million.
Total segment operating profit for the three-month periods ended February 28, 2014 and 2013 was $6.6 million and $7.7 million, respectively.
Total segment operating profit for the nine-month periods ended February 28, 2014 and 2013 was $40.9 million and $25.2 million, respectively.
The following is a summary of operating results for our business segments and certain other information related to our principal products and non-operating expenses.

Cement Operations

	Three months ended		Nine months ended
	February 28,	February 28,	February 28,	February 28,
In thousands except per unit	2014	2013	2014	2013
Operating Results
Cement sales	$93,356	$73,086	$292,638	$242,983
Other sales and delivery fees	7,381	7,480	25,210	26,230
Total segment sales	100,737	80,566	317,848	269,213
Cost of products sold	98,667	68,501	291,692	237,326
Gross profit	2,070	12,065	26,156	31,887
Selling, general and administrative	(3,088)	(3,247)	(11,703)	(10,520)
Other income (expense), net	(596)	1,031	1,620	2,961
Operating profit	$(1,614)	$9,849	$16,073	$24,328
Cement
Shipments (tons)	1,141	933	3,640	3,086
Prices ($/ton)	$81.85	$78.39	$80.40	$78.75
Cost of sales ($/ton)	$80.61	$64.35	$73.82	$68.62
Three months ended February 28, 2014
Cement operating profit (loss) for the three-month periods ended February 28, 2014 and 2013 was $(1.6) million and $9.8 million, respectively.
Total segment sales for the three-month period ended February 28, 2014 were $100.7 million compared to $80.6 million for the prior year period. Cement sales increased $20.3 million from the prior year period. Our Texas market area accounted for approximately 74% of cement sales in the current period compared to 71% of cement sales in the prior year period. Average cement prices increased 5.1% in our Texas market from the prior year period. Average cement prices increased 1.6% in our California market from the prior year period. Price increases on a same product and same market basis in both Texas and California were offset by changes in product, geographic and customer mix. Shipments increased 27.0% in our Texas market area and 11.8% in our California market area from prior year period. Shipments during the period were negatively impacted by more inclement weather in Texas compared to the prior year period.
Cost of products sold for the three-month period ended February 28, 2014 increased $30.2 million from the prior year period primarily due to higher shipments, depreciation expense related to our new production line at our Hunter cement plant, repair and maintenance costs at our Texas plants, and emission allowance credits associated with our compliance with The California Global Warming Solutions Act of 2006, which took effect on January 1, 2013. Cement unit cost of sales increased 25.3% from the prior year period as the impact of higher costs including depreciation, repair and maintenance that includes annual major outages at our Texas Plants, and emission allowance credits were partially offset by higher shipments.
Selling, general and administrative expense for the three-month period ended February 28, 2014 decreased $0.2 million from the prior year period on lower provisions for insurance claims, which were offset by higher legal expenses related to the litigation matters associated with our facilities in California.
Other income for the three-month period ended February 28, 2014 decreased $1.6 million from the prior year period on lower royalty income and miscellaneous income.
Nine months ended February 28, 2014
Cement operating profit for the nine-month periods ended February 28, 2014 and 2013 was $16.1 million and $24.3 million, respectively.
Total segment sales for the nine-month period ended February 28, 2014 were $317.8 million compared to $269.2 million for the prior year period. Cement sales increased $49.7 million from the prior year period. Our Texas market area accounted for approximately 71% of cement sales in the current period compared to 69% of cement sales in the prior year period. Average cement prices increased 2.5% in our Texas market from the prior year period. Average cement prices in our California market remained flat from the prior year period. Price increases on a same product and same market basis in both Texas and California were offset by changes in product, geographic and customer mix. Shipments increased 21.3% in our Texas market area and 11.2% in our California market area from the prior year period. Shipments during the period were negatively impacted by more inclement weather in Texas compared to the prior year period.
Cost of products sold for the nine-month period ended February 28, 2014 increased $54.4 million from the prior year period primarily due to higher shipments, depreciation expense related to our new production line at our Hunter cement plant, repair and maintenance costs at our Texas plants, and emission allowance credits associated with our compliance with The California Global Warming Solutions Act of 2006, which took effect on January 1, 2013. Cement unit cost of sales increased 7.6% from the prior year period as the impact of higher costs including depreciation, repair and maintenance, and emission allowance credits were partially offset by higher shipments.
Selling, general and administrative expense for the nine-month period ended February 28, 2014 increased $1.2 million from the prior year period on higher legal expenses related to the litigation matters associated with our facilities in California, which were offset by lower provisions for insurance claims.
Other income for the nine-month period ended February 28, 2014 decreased $1.3 million from the prior year period on lower miscellaneous income and lower gains on routine sales of surplus operating assets.

Aggregates Operations

	Three months ended		Nine months ended
	February 28,	February 28,	February 28,	February 28,
In thousands except per unit	2014	2013	2014	2013
Operating Results
Stone, sand and gravel sales	$31,177	$22,021	$98,770	$77,911
Delivery fees and other	10,723	8,799	34,848	34,101
Total segment sales	41,900	30,820	133,618	112,012
Cost of products sold	37,666	28,106	115,140	100,294
Gross profit	4,234	2,714	18,478	11,718
Selling, general and administrative	(1,679)	(900)	(4,686)	(2,763)
Other income, net	831	295	1,571	674
Operating profit	$3,386	$2,109	$15,363	$9,629
Stone, sand and gravel
Shipments (tons)	3,671	3,029	11,958	10,751
Prices ($/ton)	$8.49	$7.27	$8.26	$7.25
Cost of sales ($/ton)	$7.37	$6.46	$6.73	$6.12

Previously, the aggregates segment included our expanded shale and clay lightweight aggregates operations which has been classified as discontinued operations in the prior period. Therefore, amounts for these operations are not included in the information presented.
Three months ended February 28, 2014
Aggregates operating profit for the three-month periods ended February 28, 2014 and 2013 was $3.4 million and $2.1 million, respectively.
Total segment sales for the three-month period ended February 28, 2014 were $41.9 million compared to $30.8 million for the prior year period. Stone, sand and gravel sales increased $9.2 million from the prior year period on 21.2% higher shipments and 16.8% higher average prices. Average selling prices increased primarily due to the impact of product and geographic mix associated with the aggregate terminals acquired in the asset exchange on March 22, 2013. Shipments during the period were negatively impacted by more inclement weather in Texas compared to the prior year period.
Delivery fees increased $1.9 million due to the acquisition of aggregate terminals in our asset exchange on March 22, 2013. Delivery costs associated with shipments to the acquired terminals are not directly billed to our customers.

Cost of products sold for the three-month period ended February 28, 2014 increased $9.6 million compared to the prior year period. Stone, sand and gravel unit costs increased 14.1% from the prior year period primarily due to the impact of including delivery costs associated with shipments to the acquired terminals in unit costs of sales.
Selling, general and administrative expense for the three-month period ended February 28, 2014 increased $0.7 million from the prior year period primarily due to higher provisions for insurance claims.
Other income for the three-month period ended February 28, 2014 increased $0.5 million from the prior year period primarily on the sale of surplus assets and higher royalties.
Nine months ended February 28, 2014
Aggregates operating profit for the nine-month periods ended February 28, 2014 and 2013 was $15.4 million and $9.6 million, respectively.
Total segment sales for the nine-month period ended February 28, 2014 were $133.6 million compared to $112.0 million for the prior year period. Stone, sand and gravel sales increased $20.9 million from the prior year period due to 11.2% higher shipments and 13.9% higher average prices. Average selling prices increased primarily due to the impact of product and geographic mix associated with the aggregate terminals acquired in the asset exchange on March 22, 2013.Shipments during the period were negatively impacted by more inclement weather in Texas compared to the prior year period.
Cost of products sold for the nine-month period ended February 28, 2014 increased $14.8 million from the prior year period primarily due to increased stone, sand and gravel shipments and higher distribution costs. Stone, sand and gravel unit costs increased 10.0% from the prior year period primarily due to to the impact of including delivery costs associated with shipments to the acquired terminals in unit costs of sales offset by the effect of higher shipments.
Selling, general and administrative expense for the nine-month period ended February 28, 2014 increased $1.9 million from the prior year period primarily due to higher bad debt and compensation related expenses and higher provisions for insurance claims.
Other income for the nine-month period ended February 28, 2014 increased $0.9 million from the prior year period on sale of surplus assets and higher royalties.

Concrete Operations

	Three months ended		Nine months ended
	February 28,	February 28,	February 28,	February 28,
In thousands except per unit	2014	2013	2014	2013
Operating Results
Ready-mix concrete sales	$93,031	$44,582	$284,436	$149,276
Delivery fees	630	46	916	274
Total segment sales	93,661	44,628	285,352	149,550
Cost of products sold	88,013	47,081	273,193	153,877
Gross profit (loss)	5,648	(2,453)	12,159	(4,327)
Selling, general and administrative	(1,690)	(2,475)	(7,974)	(7,239)
Other income, net	892	666	5,279	2,789
Operating profit (loss)	$4,850	$(4,262)	$9,464	$(8,777)
Ready-mix concrete
Shipments (cubic yards)	1,085	541	3,298	1,833
Prices ($/cubic yard)	$86.03	$82.49	$86.23	$81.46
Cost of sales ($/cubic yard)	$80.86	$87.04	$82.60	$83.88
Three months ended February 28, 2014
Concrete operating profit for the three-month period ended February 28, 2014 was $4.9 million compared to an operating loss of $4.3 million for the three-month period ended February 28, 2013.

Total segment sales for the three-month period ended February 28, 2014 were $93.7 million compared to $44.6 million for the prior year period. Segment sales increased $49.1 million from the prior year period primarily due to the addition of the 42 ready-mix concrete plants acquired through an asset exchange on March 22, 2013, which accounted for 52% of the increase in shipments compared to the prior year period. Price improvement in every market combined with market mix shifts attributable to the additional 42 ready-mix plants resulted in 4.3% higher average prices.
Cost of products sold for the three-month period ended February 28, 2014 increased $40.9 million from the prior year period as a result of the 42 additional ready-mix concrete plants acquired through an asset exchange on March 22, 2013, along with increased shipments from existing locations. Ready-mix concrete unit costs decreased 7.1% from the prior year period primarily due to higher shipments.
Selling, general and administrative expense for the three-month period ended February 28, 2014 decreased $0.8 million from the prior year period primarily due to lower provisions for insurance claims, which were offset by higher compensation costs resulting from an increase in head count due to the addition of the 42 ready-mix concrete plants acquired through an asset exchange on March 22, 2013.
Other income for the three-month period ended February 28, 2014 increased $0.2 million from prior year period on sale of surplus assets.
Nine months ended February 28, 2014
Concrete operating profit for the nine-month period ended February 28, 2014 was $9.5 million compared to an operating loss of $8.8 million for the nine-month period ended February 28, 2013.
Total segment sales for the nine-month period ended February 28, 2014 were $285.4 million compared to $149.6 million for the prior year period. Segment sales increased $135.8 million from the prior year period primarily due to the addition of the 42 ready-mix concrete plants acquired through an asset exchange on March 22, 2013, which accounts for 61% of the increase in shipments compared to the prior year period. Price improvement in every market combined with market mix shifts attributable to the additional 42 ready-mix plants resulted in 5.9% higher average prices.
Cost of products sold for the nine-month period ended February 28, 2014 increased $119.3 million from the prior year period as a result of the 42 additional ready-mix concrete plants acquired through an asset exchange on March 22, 2013, along with increased shipments from existing locations. Ready-mix concrete unit costs decreased 1.5% from the prior year period primarily due to higher shipments.
Selling, general and administrative expense for the nine-month period ended February 28, 2014 increased $0.7 million from the prior year period primarily attributable to higher compensation costs resulting from an increase in head count due to the addition of the 42 ready-mix concrete plants acquired through an asset exchange on March 22, 2013, which was offset by lower provisions for insurance claims.
Other income for the nine-month period ended February 28, 2014 increased $2.5 million from the prior year period primarily due to higher earnings from our joint venture and higher gains on routine sales of surplus operating assets.

Corporate

	Three months ended		Nine months ended
	February 28,	February 28,	February 28,	February 28,
In thousands	2014	2013	2014	2013
Other income, net	$570	$98	$4,490	$190
Merger charges	(2,863)	—	(2,863)	—
Selling, general and administrative	(11,766)	(10,437)	(32,086)	(31,157)
	$(14,059)	$(10,339)	$(30,459)	$(30,967)
Three months ended February 28, 2014
Other income for the three-month period ended February 28, 2014 contains a gain of $0.4 million from a routine sale of real estate.
Selling, general and administrative expense for the three-month period ended February 28, 2014 increased by $1.4 million compared to the prior year period primarily due to higher provisions for insurance claims.
Merger related expenses for the three-month period ended February 28, 2014 was $2.9 million. These costs relate to the proposed business combination with Martin Marietta discussed above. See discussion in Item 1, Note 13.
Nine months ended February 28, 2014
Other income for the nine-month period ended February 28, 2014 contains a gain of $3.9 million from routine sales of real estate.
Selling, general and administrative expense for the nine-month period ended February 28, 2014 increased by $0.9 million compared to the prior year period primarily due to higher provisions for insurance claims.
Merger related expenses for the nine-month period ended February 28, 2014 was $2.9 million. These costs relate to the proposed business combination with Martin Marietta discussed above. See discussion in Item 1, Note 13.

Interest
Interest expense incurred for the three-month period ended February 28, 2014 was $17.4 million. Interest expense incurred for the three-month period ended February 28, 2013 was $17.4 million, of which $10.2 million was capitalized in connection with our Hunter, Texas cement plant expansion project and $7.2 million was expensed.
Interest expense incurred for the nine-month period ended February 28, 2014 was $52.2 million. Interest expense incurred for the nine-month period ended February 28, 2013 was $51.9 million, of which $29.4 million was capitalized in connection with our Hunter, Texas cement plant expansion project and $22.5 million was expensed.
Income Taxes
Income taxes for the interim periods ended February 28, 2014 and 2013 have been included in the accompanying financial statements on the basis of an estimated annual rate. The tax rate differs from the 35% federal statutory corporate rate primarily due to percentage depletion that is tax deductible, state income taxes and valuation allowances against deferred tax assets. The estimated annualized rate for continuing operations is 5.4% for fiscal year 2014 compared to 7.9% for fiscal year 2013. We received income tax refunds of $0.4 million in the nine-month period ended February 28, 2014 and none in the nine-month period ended February 28, 2013. We made no income tax payments in the nine-month periods ended February 28, 2014 and 2013.
Net deferred tax assets totaled $5.0 million at February 28, 2014 and $6.7 million at May 31, 2013. Net deferred tax assets classified as current were $14.2 million at February 28, 2014 and $18.8 million at May 31, 2013. Management reviews our deferred tax position and in particular our deferred tax assets whenever circumstances indicate that the assets may not be realized in the future and records a valuation allowance unless such deferred tax assets are deemed more likely than not to be recoverable. The ultimate realization of these deferred tax assets depends upon various factors including the generation of taxable income during future periods. The Company’s deferred tax assets exceeded deferred tax liabilities as of February 28, 2014 and May 31, 2013 primarily as a result of recent losses. Management has concluded that the sources of taxable income we are permitted to consider do not assure the realization of the entire amount of our net deferred tax assets. Accordingly, a valuation allowance is required due to the uncertainty of realizing the deferred tax assets. We will continue to record additional valuation allowance against additions to our net deferred tax assets for fiscal year 2014 until management believes it is more likely than not the deferred tax assets will be realized.
The amount of income tax we pay is subject to ongoing audits by federal and state authorities which may result in proposed assessments. We adjust reserves for our uncertain tax positions due to changing facts and circumstances, such as the closing of a tax audit, judicial rulings, refinement of estimates, or realization of earnings or deductions that differ from our estimates. To the extent that the final outcome of a matter differs from the amount recorded, such difference generally will impact our provision for income taxes in the period that includes its final resolution. Reserves for uncertain tax positions including related interest and penalties were not material at February 28, 2014 or May 31, 2013.
In addition to our federal income tax return, we file income tax returns in various state jurisdictions. We are no longer subject to income tax examinations by federal and state tax authorities for years prior to 2009. The Internal Revenue Service completed their review of our federal income tax returns for 2007 through 2010 resulting in no adjustments.

LIQUIDITY AND CAPITAL RESOURCES
Working Capital. Working capital totaled $185.8 million at February 28, 2014 compared to $187.3 million at May 31, 2013, a decrease of $1.5 million. The change primarily relates to seasonal changes in working capital balances. Cash decreased $13.5 million primarily due to interest and property tax payments.
In addition to cash and cash equivalents of $47.8 million at February 28, 2014, our sources of liquidity include cash from operations and borrowings available under our senior secured revolving credit facility.
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
The borrowing base under the agreement was $140.7 million as of February 28, 2014. We are not required to maintain any financial ratios or covenants unless an event of default occurs or the unused portion of the borrowing base is less than $25.0 million, in which case we must maintain a fixed charge coverage ratio of at least 1.0 to 1.0. At February 28, 2014, our fixed charge coverage ratio was 0.92 to 1.0. Given this ratio, we may use only $115.7 million of the borrowing base as of such date. No borrowings were outstanding at February 28, 2014; however, $31.2 million of the borrowing base was used to support letters of credit. As a result, the maximum amount we could borrow as of February 28, 2014 was $84.5 million.
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
The credit agreement contains a number of covenants restricting, among other things, prepayment or redemption of our senior notes, distributions and dividends on and repurchases of our capital stock, acquisitions and investments, indebtedness, liens and affiliate transactions. We are permitted to pay cash dividends on our common stock as long as the credit facility is not in default, the fixed charge coverage ratio is greater than 1.0 to 1.0 and borrowing availability under the borrowing base is more than $40 million. When our fixed charge coverage ratio is less than 1.0 to 1.0, we are permitted to pay cash dividends on our common stock not to exceed $2.5 million in any single instance (which shall not occur more than four times in any calendar year) or $10 million in the aggregate during any calendar year as long as the credit facility is not in default and borrowing availability is more than the greater of $60 million or 30% of the aggregate commitments of all lenders. For this purpose, borrowing availability is equal to the borrowing base less the amount of outstanding borrowings less the amount used to support letters of credit. We were in compliance with all of our loan covenants as of February 28, 2014.

9.25% Senior Notes. On August 10, 2010, we sold $650 million aggregate principal amount of our 9.25% senior notes due 2020 at an offering price of 100%. The notes were issued under an indenture dated as of August 10, 2010. The net proceeds were used to purchase or redeem all of our outstanding 7.25% senior notes due 2013, with additional proceeds available for general corporate purposes.
At February 28, 2014, we had $650 million aggregate principal amount of 9.25% senior notes outstanding. Under the indenture, at any time on or prior to August 15, 2015, we may redeem the notes at a redemption price equal to the sum of the principal amount thereof, plus accrued interest and a make-whole premium. On and after August 15, 2015, we may redeem all or a part of the notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest if redeemed during the twelve-month period beginning on August 15 of the years indicated below:

Year	Percentage
2015	104.625%
2016	103.083%
2017	101.542%
2018 and thereafter	100.000%
We may be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued interest, if we experience a change of control.
All of our consolidated subsidiaries have unconditionally guaranteed the 9.25% senior notes. The indenture governing the notes contains affirmative and negative covenants that, among other things, limit our and our subsidiaries’ ability to pay dividends on or redeem or repurchase stock, make certain investments, incur additional debt or sell preferred stock, create liens, restrict dividend payments or other payments from subsidiaries to the Company, engage in consolidations and mergers or sell or transfer assets, engage in sale and leaseback transactions, engage in transactions with affiliates, and sell stock in our subsidiaries. We are not required to maintain any affirmative financial ratios or covenants. We were in compliance with all of our covenants as of February 28, 2014.
Contractual Obligations. As of February 28, 2014, there have been no material changes to our material contractual obligations described in our Annual Report on Form 10-K for the year ended May 31, 2013.

For the next year, we expect cash and cash equivalents, cash from operations, and available borrowings under our senior secured revolving credit facility to be sufficient to provide funds for capital expenditure commitments currently estimated at $30 million to $40 million, scheduled debt payments, working capital needs and other general corporate purposes.

Cash Flows
Net cash used by operating activities for the nine-month period ended February 28, 2014 was less than $1.0 million and and net cash provided by operating activities for the nine-month period ended February 28, 2013 was $9.8 million. The decrease was primarily the result of changes in working capital balances.
Net cash used by investing activities for the nine-month periods ended February 28, 2014 and 2013 was $20.5 million and $71.0 million, respectively.
Capital expenditures for normal replacement and upgrades of existing equipment and acquisitions to sustain existing operations was $26.2 million and $17.8 million in the nine-month periods ended February 28, 2014 and 2013, respectively.
Capital expenditures in connection with the expansion of our Hunter, Texas cement plant for the nine-month period ended February 28, 2014 were $7.1 million consisting solely of interest paid that was capitalized in the prior year ended May 31, 2013.
Capital expenditures incurred in connection with the expansion of our Hunter, Texas cement plant were $61.3 million in the nine-month period ended February 28, 2013, of which $38.5 million was capitalized interest paid.
Net cash provided by financing activities for the nine-month periods ended February 28, 2014 and 2013 were $7.7 million and $4.9 million, respectively.
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
The estimated fair value of each class of financial instrument as of February 28, 2014 and May 31, 2013 approximates its carrying value except for long-term debt having fixed interest rates. The fair value of our long-term debt is estimated based on broker/dealer quoted market prices. As of February 28, 2014, the fair value of our long-term debt, including the current portion, was approximately $762.8 million compared to the carrying amount of $658.8 million. As of May 31, 2013, the fair value of our long-term debt, including the current portion, was approximately $723.2 million compared to the carrying amount of $659.8 million.
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
Certain statements contained in this quarterly report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan,” “anticipate,” and other similar words. Such statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the impact of competitive pressures and changing economic and financial conditions on our business, the cyclical and seasonal nature of our business, the level of construction activity in our markets, abnormal periods of inclement weather, unexpected periods of equipment downtime, unexpected operational difficulties, changes in the cost of raw materials, fuel and energy, changes in cost or availability of transportation, changes in interest rates, the timing and amount of federal, state and local funding for infrastructure, delays in announced capacity expansions, ongoing volatility and uncertainty in the capital or credit markets, the impact of environmental laws, regulations and claims, changes in governmental and public policy, and the risks and uncertainties described in our reports on Forms 10-K, 10-Q and 8-K and in Martin Marietta's registration statement on Form S-4 filed with the Securities and Exchange Commission in connection with the proposed merger. Forward-looking statements speak only as of the date hereof, and we assume no obligation to publicly update such statements.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The information regarding the fair value of our fixed rate debt is included under Market Risk in Part I, Item 2 of this report and incorporated herein by reference.
Item 4.    Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of February 28, 2014.
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

Item 6.    Exhibits
The following exhibits are included herein:

Exhibit Number

2.1
Agreement and Plan of Merger, dated as of January 27, 2014, among the Company, Martin Marietta Materials, Inc. and Projects Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K, filed on January 30, 2014)

2.2
Voting Agreement, dated as of January 27, 2014, between Martin Marietta Materials, Inc. and Southeastern Asset Management, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, filed January 30, 2014)

2.3
Voting Agreement, dated as of January 27, 2014, between Martin Marietta Materials, Inc. and NNS Holding (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K, filed on January 30, 2014)

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

10.12	Texas Industries, Inc. Management Deferred Compensation Plan (incorporated by reference to Appendix B to Proxy Statement filed on August 24, 2012)

10.13	Form of Texas Industries, Inc. Management Deferred Compensation Plan Election Agreement (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed on July 22, 2013)

10.14	TXI Annual Incentive Plans-Fiscal Year 2014 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on July 22, 2013)

10.15	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Period Ending May 31, 2014 (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K filed on July 15, 2011)

10.16	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Period Ending May 31, 2015 (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed on July 17, 2012)

10.17	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Period Ending May 31, 2016 (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K filed on July 22, 2013)
10.18	Master Performance-Based Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement filed on August 23, 2013)

10.19	Deferred Compensation Plan for Directors of Texas Industries, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 24, 2006)

10.20	Form of 2005 Executive Financial Security Plan (Annuity Formula), as amended (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.21	Form of 2005 Executive Financial Security Plan (Lump Sum Formula), as amended (incorporated by reference to Exhibit 10.27 to Quarterly Report Form 1-Q filed on January 7, 2010)

10.22	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on April 25, 2006)

12.1	Computation of Ratios of Earnings to Fixed Charges

15.1	Letter re unaudited interim financial information

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

95.1	Mine Safety Disclosure Exhibit

101
The following financial information from Texas Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of February 28, 2014 and May 31, 2013, (ii) Consolidated Statements of Operations for the three months and nine months ended February 28, 2014 and February 28, 2013, (iii) Consolidated Statements of Comprehensive Loss for the three months and nine months ended February 28, 2014 and February 28, 2013, (iv) Consolidated Statements of Cash Flows for the nine months ended February 28, 2014 and February 28, 2013, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS INDUSTRIES, INC.

April 4, 2014	/s/ Kenneth R. Allen
Kenneth R. Allen
Vice President – Finance and Chief Financial Officer
(Principal Financial Officer)

April 4, 2014	/s/ T. Les Vines
T. Les Vines
Vice President – Corporate Controller and Treasurer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number

2.1
Agreement and Plan of Merger, dated as of January 27, 2014, among the Company, Martin Marietta Materials, Inc. and Projects Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K, filed on January 30, 2014)

2.2
Voting Agreement, dated as of January 27, 2014, between Martin Marietta Materials, Inc. and Southeastern Asset Management, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, filed January 30, 2014)

2.3
Voting Agreement, dated as of January 27, 2014, between Martin Marietta Materials, Inc. and NNS Holding (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K, filed on January 30, 2014)

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

10.12	Texas Industries, Inc. Management Deferred Compensation Plan (incorporated by reference to Appendix B to Proxy Statement filed on August 24, 2012)

10.13	Form of Texas Industries, Inc. Management Deferred Compensation Plan Election Agreement (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed on July 22, 2013)

10.14	TXI Annual Incentive Plans-Fiscal Year 2014 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on July 22, 2013)

10.15	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Period Ending May 31, 2014 (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K filed on July 15, 2011)

10.16	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Period Ending May 31, 2015 (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed on July 17, 2012)

10.17	TXI Three Year Incentive Plan for the Three Consecutive Fiscal Year Period Ending May 31, 2016 (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K filed on July 22, 2013)
10.18	Master Performance-Based Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement filed on August 23, 2013)

10.19	Deferred Compensation Plan for Directors of Texas Industries, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 24, 2006)

10.20	Form of 2005 Executive Financial Security Plan (Annuity Formula), as amended (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed on January 7, 2010)

10.21	Form of 2005 Executive Financial Security Plan (Lump Sum Formula), as amended (incorporated by reference to Exhibit 10.27 to Quarterly Report Form 1-Q filed on January 7, 2010)

10.22	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on April 25, 2006)

12.1	Computation of Ratios of Earnings to Fixed Charges

15.1	Letter re unaudited interim financial information

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

95.1	Mine Safety Disclosure Exhibit

101
The following financial information from Texas Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of February 28, 2014 and May 31, 2013, (ii) Consolidated Statements of Operations for the three months and nine months ended February 28, 2014 and February 28, 2013, (iii) Consolidated Statements of Comprehensive Loss for the three months and nine months ended February 28, 2014 and February 28, 2013, (iv) Consolidated Statements of Cash Flows for the nine months ended February 28, 2014 and February 28, 2013, and (v) the Notes to Consolidated Financial Statements.